Form 10-K
period 1993-12-31
PUBLIC SERVICE CO OF NEW MEXICO
filed 1994-03-09
CIK 81023

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993   COMMISSION FILE NUMBER 1-6986
                               ----------------
                      PUBLIC SERVICE COMPANY OF NEW MEXICO
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ----------------
               NEW MEXICO                              85-0019030
                                                    (I.R.S. Employer
      (State or other jurisdiction                Identification No.)
   of incorporation or organization)
                                                         87158
            ALVARADO SQUARE
        ALBUQUERQUE, NEW MEXICO                        (Zip Code)

    (Address of principal executive
                offices)
       Registrant's telephone number, including area code: (505) 848-2700

          Securities registered pursuant to Section 12(b) of the Act:

       TITLE OF EACH CLASS       NAME OF EACH EXCHANGE ON WHICH REGISTERED
       -------------------       -----------------------------------------
  Common Stock, $5.00 Par Value          New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                (TITLE OF CLASS)

    CUMULATIVE PREFERRED STOCK ($100 STATED VALUE AND WITHOUT SINKING FUND)
                       COMPRISED OF THE FOLLOWING SERIES:

     1965 Series, 4.58%          8.48% Series           8.80% Series

8.75% CUMULATIVE PREFERRED STOCK ($100 STATED VALUE AND WITH A PERIODIC SINKING
                                     FUND)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The total number of shares of the Company's Common Stock outstanding as of January 31, 1994 was 41,774,083. On such date, the aggregate market value of the voting stock held by non-affiliates of the Company, as computed by reference to the New York Stock Exchange composite transaction closing price of $13 1/4 per share reported by the Wall Street Journal, was $553,506,600.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the following document are incorporated by reference into the indicated part of this report:

  Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the annual meeting of stockholders to be held on April 27, 1994--PART III.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
GLOSSARY................................................................... iii

                                     PART I

ITEM 1. BUSINESS...........................................................   1
  THE COMPANY..............................................................   1
  ELECTRIC OPERATIONS......................................................   2
    Service Area and Customers.............................................   2
    Power Sales............................................................   2
    Sources of Power.......................................................   4
    Fuel and Water Supply..................................................   4
  NATURAL GAS OPERATIONS...................................................   7
    Acquisition of Natural Gas Operations..................................   7
    Proposed Sale of Gathering and Processing Assets.......................   7
    Gas Company of New Mexico Division.....................................   7
    Gathering Company......................................................   8
    Processing Company.....................................................   8
    Natural Gas Supply.....................................................   8
    Natural Gas Sales......................................................   9
  RATES AND REGULATION.....................................................  10
    January 12, 1994 Stipulation...........................................  10
    FPPCAC.................................................................  10
    Fossil-Fueled Plant Decommissioning Costs..............................  11
    Postretirement Benefits................................................  11
    Consolidation Issues...................................................  11
    Natural Gas Supply Matters.............................................  12
    Other Natural Gas Matters..............................................  12
  ENVIRONMENTAL FACTORS....................................................  13
ITEM 2. PROPERTIES.........................................................  14
  ELECTRIC.................................................................  14
    Coal-fired Plants......................................................  14
    Nuclear Plant..........................................................  14
    Other Electric Properties..............................................  16
  NATURAL GAS..............................................................  17
  WATER....................................................................  17
  OTHER INFORMATION........................................................  17
ITEM 3. LEGAL PROCEEDINGS..................................................  18
  NATURAL GAS SUPPLY LITIGATION............................................  18
  PVNGS WATER SUPPLY LITIGATION............................................  18
  SAN JUAN RIVER ADJUDICATION..............................................  19
  PVNGS PROPERTY TAXES.....................................................  19
  OTHER PROCEEDINGS........................................................  19
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................  21
SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE COMPANY.......................  21

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS............................................................   23
ITEM 6. SELECTED FINANCIAL DATA...........................................   24
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       RESULTS OF OPERATIONS..............................................   25
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................  F-1
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
       FINANCIAL DISCLOSURE...............................................  E-1

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY..................  E-1
ITEM 11. EXECUTIVE COMPENSATION...........................................  E-1
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...  E-1
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................  E-1

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
        FORM 8-K..........................................................  E-1
SIGNATURES................................................................ E-17

                                    GLOSSARY

 AEPCO............................... Arizona Electric Power Cooperative
 AFUDC............................... Allowance for funds used during construction
 AG.................................. New Mexico Attorney General
 Amoco............................... Amoco Production Company
 Anaheim............................. City of Anaheim, California
 APPA................................ Arizona Power Pooling Association
 APS................................. Arizona Public Service Company
 BCD................................. Bellamah Community Development
 BHP................................. BHP Minerals International, Inc.
 BLM................................. Bureau of Land Management
 BTU................................. British Thermal Unit
 Century............................. Century Power Corporation
 Conoco.............................. Conoco, Inc.
 decatherm........................... 1,000,000 BTUs
 DOE................................. United States Department of Energy
 EIP................................. Eastern Interconnection Project
 El Paso............................. El Paso Electric Company
 EPA................................. United States Environmental Protection Agency
 EPNG................................ El Paso Natural Gas Company
 Farmington.......................... City of Farmington, New Mexico
 FERC................................ Federal Energy Regulatory Commission
 Four Corners........................ Four Corners Power Plant
 FPPCAC.............................. Fuel and Purchased Power Cost Adjustment Clause
 Gathering Company................... Sunterra Gas Gathering Company, a wholly-owned subsidiary of the Company
 GCNM................................ Gas Company of New Mexico, a division of the Company
 IID................................. Imperial Irrigation District in Southern California
 Kv.................................. Kilovolt
 KWh................................. Kilowatt Hour
 Los Alamos.......................... The County of Los Alamos, New Mexico
 mcf................................. Thousand cubic feet
 Meadows............................. Meadows Resources, Inc., a wholly-owned subsidiary of the
                                       Company
 M-S-R............................... M-S-R Public Power Agency, a California public power agency
 MW.................................. Megawatt
 MWh................................. Megawatt Hour
 NMPUC............................... New Mexico Public Utility Commission
 NRC................................. United States Nuclear Regulatory Commission
 OCD................................. New Mexico Oil Conservation Division
 OLE................................. Ojo Line Extension
 PGAC................................ GCNM's Purchased Gas Adjustment Clause
 Plains.............................. Plains Electric Generation and Transmission Cooperative,
                                       Inc.
 PSCo................................ Public Service Company of Colorado
 Processing Company.................. Sunterra Gas Processing Company, a wholly-owned subsidiary of the Company
 PVNGS............................... Palo Verde Nuclear Generating Station
 RICO................................ Racketeer Influenced and Corrupt Organizations Act
 Salt River Project.................. Salt River Project Agricultural Improvement and Power
                                       District

SCE................................. Southern California Edison Company
SCPPA............................... Southern California Public Power Authority
SDCW................................ Sangre de Cristo Water Company, a division of the Company
SDG&E............................... San Diego Gas and Electric Company
SFAS................................ Statement of Financial Accounting Standards
SJCC................................ San Juan Coal Company
SJGS................................ San Juan Generating Station
Southern Union...................... Southern Union Company
SPS................................. Southwestern Public Service Company
TNP................................. Texas-New Mexico Power Company
throughput.......................... Volumes of gas delivered, whether or not owned by GCNM or Gathering Company
Tucson.............................. Tucson Electric Power Company
UAMPS............................... Utah Associated Municipal Power Systems
USEC................................ United States Enrichment Corporation

                                     PART I

ITEM 1. BUSINESS

                                  THE COMPANY

  Public Service Company of New Mexico (the "Company") was incorporated in the State of New Mexico in 1917 and has its principal offices at Alvarado Square, Albuquerque, New Mexico 87158 (telephone number 505-848-2700). The Company is a public utility engaged in the generation, transmission, distribution and sale of electricity and in the gathering, processing, transmission, distribution and sale of natural gas within the State of New Mexico. The Company also owns facilities for the pumping, storage, transmission, distribution and sale of water in Santa Fe, New Mexico.

  On January 11, 1993, the Company announced its intention to dispose of the Company's natural gas gathering and natural gas processing assets and SDCW. On February 12, 1994, an agreement was executed for the sale of substantially all of the gas gathering and processing assets of Gathering Company and Processing Company and for the sale of the Northwest and Southeast gas gathering and processing facilities of GCNM. On February 28, 1994, the Company and the City of Santa Fe signed a purchase and sale agreement for the sale of the Company's water utility division. (See PART II, ITEM 7.--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Sale of Gas Gathering and Processing Assets" and "--Sale of SDCW.")

  The total population of the area served by one or more of the Company's utility services is estimated to be approximately 1.1 million, of which 52.0% live in the greater Albuquerque area.

  For the year ended December 31, 1993, the Company derived 67.5% of its utility operating revenues from electric operations, 31.0% from natural gas operations and 1.5% from water operations.

  As of December 31, 1993, the Company employed 2,619 persons.

  Financial information relating to amounts of revenue and operating income and identifiable assets attributable to the Company's industry segments is contained in Note 12 of the notes to consolidated financial statements.

                              ELECTRIC OPERATIONS

SERVICE AREA AND CUSTOMERS

  The Company's electric operations serve four principal markets. Sales to retail customers and sales to firm-requirements wholesale customers, sometimes referred to collectively as "system" sales, comprise two of these markets. The third market consists of other contracted sales to utilities for which the Company commits to deliver a specified amount of capacity (measured in MW) or energy (measured in MWh) over a given period of time. The fourth market consists of economy energy sales made on an hourly basis to utilities at fluctuating, spot-market rates. Sales to the third and fourth markets are sometimes referred to collectively as "off-system" sales.

  The Company provides retail electric service to a large area of north central New Mexico, including the cities of Albuquerque, Santa Fe, Rio Rancho, Las Vegas, Belen and Bernalillo. The Company also provides retail electric service to Deming in southwestern New Mexico and to Clayton in northeastern New Mexico. As of December 31, 1993, approximately 313,000 retail electric customers were served by the Company, the largest of which accounted for approximately 3.6% of the Company's total electric revenues for the year ended December 31, 1993.

  The Company holds 23 long-term, non-exclusive franchise agreements for its electric retail operations, expiring between August 1996 and November 2028. The City of Albuquerque (the "City") franchise expired in early 1992. Customers in the area covered by the City franchise represent approximately 46.0% of the Company's 1993 total electric operating revenues, and no other franchise area represents more than 7.0%. These franchises are agreements that provide the Company access to public rights-of-way for placement of the Company's electric facilities. The Company remains obligated under state law to provide service to customers in the franchise area even in the absence of a franchise agreement with the City. (See PART II, ITEM 7.--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--OTHER ISSUES FACING THE COMPANY--Albuquerque Franchise Issues".)

POWER SALES

  For the years 1989 through 1993, retail KWh sales have grown at a compound annual rate of approximately 3.1%. However, the growth rate has been lower than had been anticipated at the time the Company committed to construct new generating units in the 1970's. As a result, the Company has excess capacity and has marketed most of such capacity in the off-system sales market. Additionally, the Company is attempting to reduce its excess capacity through asset sales. (See PART II, ITEM 7.--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--OTHER ISSUES FACING THE COMPANY--Excess Capacity Sales/Wholesale Power Market".) The Company has contracted to sell and continues to market power at prices which only recover variable costs and a portion of the fixed costs of its excess capacity. Remaining energy produced by excess capacity is then sold in the economy energy market at prices which average only slightly above incremental operating costs. The Company's system and off-system sales (revenues and energy consumption) and system peak demands in summer and winter are shown in the following tables:

                            ELECTRIC SALES BY MARKET
                             (THOUSANDS OF DOLLARS)

                                    1993      1992     1991     1990     1989
                                  --------  -------- -------- -------- --------
Retail........................... $471,099  $455,387 $444,594 $427,505 $413,644
Firm-requirements wholesale......   18,468    20,173   22,390   25,739   27,679
SPS contract.....................       --        --       --       --  109,773
Other contracted off-system
 sales...........................   56,214+   62,348   55,581   70,640   52,804
Economy energy sales*............   25,213+   40,770   29,665   26,052   14,507

                            ELECTRIC SALES BY MARKET
                                (MEGAWATT HOURS)

                                1993      1992      1991      1990      1989
                              --------- --------- --------- --------- ---------
Retail....................... 5,446,788 5,358,246 5,139,954 5,048,830 4,909,592
Firm-requirements wholesale..   342,137   322,177   308,390   376,040   397,792
SPS contract.................        --        --        --        -- 1,618,694
Other contracted off-system
 sales....................... 1,450,966 1,198,250 1,223,212 1,743,196 1,079,972
Economy energy sales*........ 1,582,113 2,164,991 1,559,939 1,378,270   735,558

- --------
* Pursuant to FERC Order No. 529, all spot market economy sale transactions were reclassified from net purchased power to revenue.
+ Due to the provision for the loss associated with the M-S-R contingent power purchase contract recognized in 1992, revenues from other contracted off-system sales and economy energy sales were reduced by a total of $20.5 million. (See Note 2 of the notes to consolidated financial statements.)

                              SYSTEM PEAK DEMAND*
                                  (MEGAWATTS)

                                                   1993  1992  1991  1990  1989
                                                   ----- ----- ----- ----- -----
Summer............................................ 1,104 1,053 1,018 1,051 1,006
Winter............................................   982   992   955   897   896

- --------
* System peak demand relates to retail and firm-requirements wholesale markets only.

  During 1993 and 1992, the Company's sales in the off-system markets accounted for approximately 34.4 percent and 37.2 percent, respectively, of its total KWh sales and approximately 17.2 percent (before reduction of revenues from the M-S-R contingent power purchase contract, which were accounted for in the determination of the provision for loss recorded in 1992) and 17.8 percent, respectively, of its total revenues from energy sales. During 1993, the Company's major off-system sale contracts in effect were with SDG&E, APPA, AEPCO, IID and PSCo.

  The SDG&E contract requires SDG&E to purchase 100 MW from the Company through April 2001. On October 27, 1993, SDG&E filed a complaint with the FERC against the Company, alleging that certain charges under this 1985 power purchase agreement are unjust, unreasonable and unduly discriminatory. SDG&E is requesting that the FERC investigate the rates charged under the agreement and establish a refund date effective as of December 26, 1993. The relief, if granted, would reduce annual demand charges paid by SDG&E by up to $11 million per year from the effective refund date through April 2001, subject to certain limitations if the FERC has not acted within 15 months. The Company responded to the complaint on December 8, 1993, and SDG&E and the Company filed subsequent pleadings. The Company believes that the complaint is without merit, and the Company intends to vigorously resist the complaint.

  The APPA contract requires APPA to purchase varying amounts of power from the Company through May 2008. Under the terms of the agreement, APPA will increase its purchase starting June 1, 1994 from 33 MW to 89 MW, decreasing in October 1994 to 74 MW. The AEPCO contract requires AEPCO to purchase from 9 MW to 15 MW of power through May 31, 1994, depending upon AEPCO's customer requirements. The IID contract requires IID to purchase 56 MW of power from the Company through February 1995 and an additional 25 MW of power in the months of April through October during the term of the contract. On April 27, 1993, PSCo and the Company entered into an agreement whereby the Company will sell 75 MW of capacity and associated energy to PSCo from October 1, 1993 through September 30, 1994.

  The Company furnishes firm-requirements wholesale power in New Mexico to the cities of Farmington and Gallup, TNP and Plains. Plains may terminate its contract for 10 MW at any time with one year's advance notice. The Company expects to receive a termination notice from Plains but cannot predict the timing of such notice. In February 1993, the Company began a new 10 year firm power contract with the City of Gallup. Under terms of its contract, TNP has increased its purchase, beginning January 1994, from a peak of 25 MW to 36 MW. No firm-requirements wholesale customer accounted for more than 1.4% of the Company's total electric operating revenues for the year ended December 31, 1993.

  For other information concerning the competitive conditions affecting off-system sales, see PART II, ITEM 7.--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--OTHER ISSUES FACING THE COMPANY--Excess Capacity Sales/Wholesale Power Market".

SOURCES OF POWER

  As of December 31, 1993, the total net generation capacity of facilities owned or leased by the Company was 1,541 MW. The Company's electric generating stations in commercial service as of December 31, 1993, were as follows:

                                                                        NET MW
                                                                      GENERATION
 TYPE                             NAME               LOCATION          CAPACITY
 ----                             ----               --------         ----------
Nuclear..................... PVNGS (a)        Wintersburg, Arizona        390
Coal........................ SJGS (b)         Waterflow, New Mexico       785
Coal........................ Four Corners (c) Fruitland, New Mexico       192
Gas/Oil..................... Reeves (d)       Albuquerque, New Mexico     154
Gas/Oil..................... Las Vegas (d)    Las Vegas, New Mexico        20
                                                                        -----
                                                                        1,541
                                                                        =====

- --------
(a) The Company is entitled to 10.2% of the power and energy generated by PVNGS. The Company has a 10.2% ownership interest in Unit 3 and has leasehold interests in Units 1 and 2 (see ITEM 2.--"PROPERTIES--ELECTRIC-- Nuclear Plant").
(b) SJGS Units 1, 2 and 3 are 50% owned by the Company; SJGS Unit 4 is 45.485% owned by the Company.
(c) Four Corners Units 4 and 5 are 13% owned by the Company.
(d) These stations are used for peaking capacity and transmission support requirements only.

  In addition, the Company has power purchase contracts with M-S-R for 105 MW through April 1995 and with SPS for up to 100 MW of interruptible power through April 1995 and up to 200 MW from May 1995 through May 2011. The Company may reduce its purchases from SPS by 25 MW annually upon three years' notice. Also, the Company has 39 MW of contingent capacity obtained from El Paso under a transmission capacity for generation capacity trade arrangement. In addition, the Company is interconnected with various utilities for economy interchanges and mutual assistance in emergencies.

FUEL AND WATER SUPPLY

  The percentages of the Company's generation of electricity (on the basis of KWh) fueled by coal, nuclear fuel and gas and oil, and the average costs to the Company of those fuels (in cents per million BTU), during the past five years were as follows:

                              COAL             NUCLEAR          GAS AND OIL
                       ------------------ ------------------ ------------------
                       PERCENT OF AVERAGE PERCENT OF AVERAGE PERCENT OF AVERAGE
                       ---------- ------- ---------- ------- ---------- -------
1989..................    89.3     139.3     10.3     76.3      0.4      364.1
1990..................    74.6     152.0     25.2     73.1      0.2      310.3
1991..................    67.1     167.9     32.9     67.9       --      216.5
1992..................    69.2     161.7     30.5     59.8      0.3      239.7
1993..................    72.9     164.7     26.7     58.1      0.4      331.7

  The estimated generation mix for 1994 is 74.4% coal, 25.3% nuclear and 0.3% gas and oil. Due to locally available natural gas and oil supplies, the utilization of locally available coal deposits and the generally abundant supply of nuclear fuel, the Company believes that adequate sources of fuel are available for its generating stations.

 Coal

  The coal requirements for SJGS are being supplied by SJCC, a wholly-owned subsidiary of BHP, from certain Federal, state and private coal leases under a coal sales agreement, pursuant to which SJCC will supply processed coal for operation of SJGS until 2017. BHP guaranteed the obligations of SJCC under the agreement, which contemplates the delivery of approximately 132 million tons of coal during its remaining term. Such amount would supply substantially all the requirements of SJGS through approximately 2017. The primary sources of coal are a mine adjacent to SJGS and a mine located approximately 25 miles northeast of SJGS in the La Plata area of northwestern New Mexico. The average cost of fuel, including ash disposal and land reclamation costs, for SJGS for the years 1991, 1992 and 1993 was 183.3 cents, 175.5 cents and 177.4 cents, respectively, per million BTU ($36.63, $34.28 and $34.59 per ton, respectively).

  Four Corners is supplied with coal under a fuel agreement between the owners and BHP, under which BHP agreed to supply all the coal requirements for the life of the plant. BHP holds a long-term coal mining lease, with options for renewal, from the Navajo Nation and operates a strip mine adjacent to Four Corners with the coal supply expected to be sufficient to supply the units for their estimated useful lives. The average cost of fuel, including ash disposal and land reclamation costs, for the years 1991, 1992 and 1993 at Four Corners was 112.6 cents, 114.3 cents and 114.9 cents, respectively, per million BTU ($19.94, $20.19 and $20.11 per ton, respectively).

 Natural Gas

  The natural gas used as fuel for the Company's Albuquerque electric generating plant (Reeves) is delivered by GCNM. (See "NATURAL GAS OPERATIONS".) In addition to rate changes under filed tariffs, the Company's cost of gas increases or decreases according to the average cost of gas supplied by GCNM or other sources.

 Nuclear Fuel

  The fuel cycle for PVNGS is comprised of the following stages: (1) the mining and milling of uranium ore to produce uranium concentrates, (2) the conversion of uranium concentrates to uranium hexafluoride, (3) the enrichment of uranium hexafluoride, (4) the fabrication of fuel assemblies, (5) the utilization of fuel assemblies in reactors, and (6) the storage of spent fuel and the disposal thereof. The PVNGS participants made arrangements to obtain quantities of uranium concentrates anticipated to be sufficient to meet operational requirements through 1996. Existing contracts and options could be utilized to meet approximately 75% of requirements in 1997 and 50% of requirements from 1998 through 2000. Spot purchases in the uranium market will be made, as appropriate. The PVNGS participants contracted for all conversion services required through 1994 and for up to 65% of conversion services required through 1998, with options to continue through the year 2000. The PVNGS participants, including the Company, have an enrichment services contract with USEC which obligates USEC to furnish enrichment services required for the operation of the three PVNGS units over a term expiring in November 2014, with annual options to terminate each year of the contract with ten years prior notice. The participants exercised this option, terminating 30% of requirements for 1996 through 1998 and 100% of requirements during the years 1999 through 2002. In addition, existing contracts will provide fuel assembly fabrication services for at least ten years from the date of operation of each PVNGS unit and through contract options, approximately fifteen additional years are available.

  Existing spent fuel storage facilities at PVNGS have sufficient capacity with certain modifications to store all fuel expected to be discharged from normal operation of all of the PVNGS units through at least the year

2005. Pursuant to the Nuclear Waste Policy Act of 1982, as amended in 1987 (the "Waste Act"), DOE is obligated to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by all domestic power reactors. The NRC, pursuant to the Waste Act, also requires operators of nuclear power reactors to enter into spent fuel disposal contracts with DOE. APS, on its own behalf and on behalf of the other PVNGS participants, executed a spent fuel disposal contract with DOE. The Waste Act also obligates DOE to develop the facilities necessary for the permanent disposal of all spent fuel generated and to be generated by domestic power reactors and to have the first such facility in operation by 1998 under prescribed procedures. In November 1989, DOE reported that such a permanent disposal facility will not be in operation until 2010. As a result, under DOE's current criteria for shipping allocation rights, PVNGS's spent fuel shipments to the DOE permanent disposal facility would begin in approximately 2025. In addition, APS believes that on-site storage of spent fuel may be required beyond the life of the PVNGS Units. APS currently believes that alternative interim spent fuel storage methods are or will be available on-site or off-site for use by PVNGS to allow its continued operation beyond 2005 and to safely store spent fuel until DOE's scheduled shipments from PVNGS begin.

 Water Supply

  Water for Four Corners and SJGS is obtained from the San Juan River. (See
ITEM 3.--"LEGAL PROCEEDINGS--SAN JUAN RIVER ADJUDICATION".) BHP holds rights to San Juan River water and has committed a portion of such rights to Four Corners. The Company and Tucson have a contract with the United States Bureau of Reclamation for consumption of 16,200 acre feet of water per year for SJGS, which contract expires in 2005, and in addition, the Company was granted the authority to consume 8,000 acre feet of water per year under a state permit that is held by BHP. The Company is of the opinion that sufficient water is under contract for SJGS until 2005.

  On January 29, 1993, the U.S. Fish and Wildlife Service proposed a portion of the San Juan River as critical habitat for two fish species. This designation may impact uses of the river and its flood plains and will require certain analysis under the Endangered Species Act of 1973 of all significant Federal actions. Renewal of the SJGS water contract is considered a significant Federal action. The Company is currently unable to assess any impacts to operations but is reviewing the issue and commenting to the agencies.

  Sewage effluent used for cooling purposes in the operation of the PVNGS units has been obtained under contracts with certain municipalities in the area. The contracted quantity of effluent exceeds the amount required for the three PVNGS units. The validity of these effluent contracts is the subject of litigation in state and Federal courts. (See ITEM 3.--"LEGAL PROCEEDINGS--PVNGS WATER SUPPLY LITIGATION".)

                             NATURAL GAS OPERATIONS

ACQUISITION OF NATURAL GAS OPERATIONS

  On January 28, 1985, the Company acquired substantially all of the New Mexico natural gas utility assets of Southern Union (principally a natural gas retail distribution system operated by Southern Union as the Gas Company of New Mexico division and now operated by the Company as GCNM) and Sunbelt acquired all of the stock of Southern Union Gathering Company (subsequently renamed Sunterra Gas Gathering Company), a wholly-owned subsidiary of Southern Union, in connection with the settlement of antitrust litigation against Southern Union in which the Company and others were plaintiffs. In a separate transaction, a wholly-owned subsidiary of Sunbelt acquired from Southern Union all of the stock of Southern Union Processing Company (subsequently renamed Sunterra Gas Processing Company) on December 31, 1986. In January 1990, the Company acquired all of the common stock of Gathering Company and Processing Company from Sunbelt and the Sunbelt subsidiary, respectively. Together with GCNM, Gathering Company and Processing Company are referred to as the Company's natural gas operations.

PROPOSED SALE OF GATHERING AND PROCESSING ASSETS

  On February 12, 1994, the Company, Gathering Company and Processing Company entered an agreement to sell substantially all of their gas gathering and processing facilities. The Company believes that the sale, which requires prior NMPUC approval, will improve its flexibility in accessing competitively priced, reliable and secure gas supplies. (See PART II, ITEM 7.--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Sale of Gas Gathering and Processing Assets".)

GAS COMPANY OF NEW MEXICO DIVISION

  The Company distributes natural gas through GCNM to most of the major communities in New Mexico, including Albuquerque and Santa Fe, serving approximately 371,000 customers as of December 31, 1993. The Albuquerque metropolitan area accounts for approximately 54% of the Company's total customers. The Company holds long-term, non-exclusive franchises with varying expiration dates in all incorporated communities requiring franchise agreements. The expiration dates for the Company's franchises in Albuquerque and Santa Fe are 1998 and 1995, respectively. GCNM's customer base includes both "sales-service" customers and "transportation-service" customers. Sales-service customers purchase natural gas and receive transportation and delivery services from GCNM for which GCNM receives both cost-of-gas and cost-of-service revenues. Cost-of-gas revenues collected from sales service customers are a recovery of the cost of purchased gas in accordance with NMPUC rules and regulations and, in that sense, do not affect the net earnings of the Company. Transportation-service customers, who procure gas independently of GCNM and contract with GCNM for transportation and related services, provide GCNM with cost-of-service revenues only. Transportation services are provided both to gas marketers generally for delivery to locations throughout GCNM's distribution systems and to natural gas producers generally for delivery to other interstate pipelines.

  For the twelve months ended December 31, 1993, GCNM had throughput of approximately 89.6 million decatherms, including sales of 43.5 million decatherms to sales-service customers. No single customer accounted for more than 6.5% of GCNM's therm sales in 1993.

  GCNM's total operating revenues for the year ended December 31, 1993, were approximately $235.2 million. Cost-of-gas revenues, received from sales-service customers, accounted for approximately 46% of GCNM's total operating revenues.

  Since a major portion of GCNM's load is related to heating, levels of therm sales are affected by the weather. Approximately 45% of GCNM's total therm sales in 1993 occurred in the months of January, February, November and December.

  During the 1980's, FERC and NMPUC orders relating to the nondiscriminatory transportation of gas in certain instances, as well as other changes in the natural gas industry, led to increased competition for sales of natural gas within New Mexico. An order issued by the NMPUC requires New Mexico gas utilities to offer transportation service to all customers. Thus, GCNM's customers may choose to purchase natural gas from sources other than GCNM and require transportation by GCNM, subject to the capacity of GCNM's system. During 1993, approximately 51% of GCNM's total gas throughput was related to transportation gas deliveries. GCNM's transportation rates are unbundled, and transportation customers only pay for the amount of transportation service they receive from GCNM.

GATHERING COMPANY

  Gathering Company is engaged in the ownership and operation of gas gathering facilities primarily in the San Juan Basin in northwestern New Mexico, the purchase of gas from sources in the San Juan Basin, the sale of natural gas to GCNM and third parties and the gathering of natural gas for third parties. In 1993, Gathering Company sold approximately 13.7 million decatherms of natural gas to GCNM and gathered 45.8 million decatherms of natural gas for third parties.

  In January 1990, Gathering Company entered into a natural gas sale and gathering contract with GCNM. The contract allows Gathering Company to recover from GCNM, effective January 1988, substantially all of its operating costs, net of its third-party revenues (including revenues received from Processing Company), and to earn a regulated return on its investment in its operating assets. In addition, Gathering Company is permitted under the contract to charge to GCNM all payments made arising from take-or-pay obligations and from contract reformation. (See "RATES AND REGULATION--Natural Gas Supply Matters".)

PROCESSING COMPANY

  Processing Company processes natural gas for GCNM, Gathering Company and others. The natural gas is processed at Processing Company's plants under separate contracts. Both GCNM and Gathering Company executed contracts with Processing Company in January 1990. The GCNM contract provides that GCNM will reimburse Processing Company for all of its operating costs, net of its third-party revenues (including fees from Gathering Company), and provides a return on Processing Company's investment in its operating assets, in return for providing the service of processing GCNM's natural gas. Additionally, Processing Company reimburses GCNM for all revenues from liquid by-products derived from GCNM's throughput processed at the plants. Such revenues, including all third party processing fees, are ultimately credited to GCNM's sales-service customers through the PGAC. The Gathering Company's contract with Processing Company provides the same service for Gathering Company and in return for such service, Gathering Company pays Processing Company a fee per mcf of gas which is processed on behalf of Gathering Company. Processing Company reimburses Gathering Company for all revenues from liquid by-products derived from Gathering Company's throughput processed at the plants.

NATURAL GAS SUPPLY

  GCNM obtains its supply of natural gas primarily from New Mexico wells pursuant to contracts with producers and brokers. A significant portion of GCNM's natural gas supply is provided through Gathering Company. (See "Gathering Company".) The contracts of GCNM and Gathering Company are generally sufficient to meet GCNM's peak-day demand.

  GCNM serves certain cities which depend on EPNG or Transwestern Pipeline Company for transportation of gas supplies. Because these cities are not directly connected to GCNM's transmission facilities, gas purchased from or transported by these companies is the sole supply source for those cities. Such transportation is regulated by FERC. As a result of FERC Order 636, it is expected that GCNM's cost for supplying those cities and for any natural gas delivered to other interconnecting points on GCNM's system will increase. It is anticipated that such increases will not materially affect GCNM's total cost of gas charged to all of its sales-service customers. It is also anticipated that any increased costs would qualify for collection by GCNM through its PGAC.

  At the time of the Company's acquisition of GCNM and Gathering Company, GCNM obtained its natural gas supply generally pursuant to long-term contracts with producers that obligated GCNM and Gathering Company to take volumes of gas in excess of GCNM's sales-service customers' annual demand. At that time, GCNM and Gathering Company were able to sell all excess gas to interstate pipelines. At about the same time as the acquisition of the gas operations, the FERC began promulgating a series of orders that have dramatically altered the way gas is bought, transported and sold nationwide. In essence, these orders allowed customers of the interstate pipelines to purchase non-pipeline supplies and use the interstate pipeline's transmission facilities to transport that gas. Since GCNM and Gathering Company traditionally had sold off-peak excess supplies to interstate pipelines, the regulatory changes dramatically altered the Company's ability to market these non-peak supplies. The inability of the Company to market its non-peak supplies at competitive prices led to breach of contract claims from some producers.

  GCNM and Gathering Company responded to the changes in the Federal and state regulations by seeking reformation or termination of certain natural gas purchase contracts with producers which required GCNM and Gathering Company to take gas in excess of demand. This effort has enabled GCNM to better match its obligations to take gas with the demands of its sales-service customers. Virtually all of the claims relating to natural gas contracts have been settled in recent years and those contracts have been reformed or terminated. (See ITEM 3.--"LEGAL PROCEEDINGS--Natural Gas Supply Litigation".) In addition, by increasing supply sourcing options through the construction of new pipeline interconnects, GCNM has created further flexibility to provide reliable supplies without incurring, for the most part, take-or-pay contractual obligations with producers. As a result, the Company expects to have minimal exposure to litigation resulting from the Company's 1993 natural gas purchasing activities.

  During 1993 and in the future, requirements of GCNM's gas supply contracts with take-or-pay obligations have been or will be met through GCNM's baseload demands. By purchasing swing and peaking supplies which do not have year-round take-or-pay obligations, GCNM will be able to meet the seasonal demand swings associated with its predominately residential and commercial sales-service markets. GCNM may purchase natural gas through contracts which contain reservation fees. The NMPUC is currently examining in GCNM's PGAC continuation filing whether reservation fees which have been paid to suppliers for standing ready to serve GCNM's needs during the contract's purchase period should be recovered from sales-service customers through the PGAC or should be recovered in some other fashion. In addition, with the implementation of FERC Order 636, GCNM could have natural gas storage and peak supply services available that it has not had before.

NATURAL GAS SALES

  The following table shows gas throughput by customer class:

                                 GAS THROUGHPUT
                            (MILLIONS OF DECATHERMS)

                                                    1993   1992  1991  1990 1989
                                                    -----  ----- ----- ---- ----
Residential........................................  28.0   27.1  26.2 25.2 23.2
Commercial.........................................  10.4   10.6  11.4 11.3 10.7
Industrial.........................................   0.9    0.7   0.8  1.3  1.5
Public authorities.................................   2.5    4.2   4.9  5.3  5.5
Irrigation.........................................   1.3    1.1   1.4  1.8  2.0
Sales for resale...................................   1.0    2.0   1.4  3.5  4.6
Unbilled...........................................  (0.6)   0.6    --   --   --
Transportation*....................................  91.8   73.6  62.6 42.5 19.6
Spot market sale...................................    --    0.9   1.6  8.1 11.1
Brokerage..........................................    --     --    --   --  0.8
                                                    -----  ----- ----- ---- ----
                                                    135.3  120.8 110.3 99.0 79.0
                                                    =====  ===== ===== ==== ====

  The following table shows gas revenues by customer class:

                                  GAS REVENUES
                             (THOUSANDS OF DOLLARS)

                                     1993      1992     1991     1990     1989
                                   --------  -------- -------- -------- --------
Residential....................... $149,796  $125,313 $137,436 $137,633 $130,130
Commercial........................   44,575    37,222   46,676   49,575   47,876
Industrial........................    3,369     2,063    2,754    4,993    5,693
Public authorities................    9,694    12,313   17,711   20,392   21,757
Irrigation........................    4,418     2,713    4,495    5,934    7,001
Sales for resale..................    3,137     4,460    3,848    7,253    9,874
Unbilled..........................   (1,573)      716       --       --       --
Transportation*...................   26,729    18,753   16,997   11,939    7,618
Liquids...........................   18,724    26,427   30,500   39,086   25,294
Processing fees...................    9,761     6,795    5,819    3,127      448
Spot market sales.................       --     1,410    1,771   13,880   19,810
Brokerage.........................       --        --       --       --    1,378
Other.............................    2,457     4,974    9,062    8,292    5,948
                                   --------  -------- -------- -------- --------
                                   $271,087  $243,159 $277,069 $302,104 $282,827
                                   ========  ======== ======== ======== ========

- --------
*  Customer-owned gas.

                              RATES AND REGULATION

  The Company is subject to the jurisdiction of the NMPUC with respect to its retail electric, gas and water rates, service, accounting, issuance of securities, construction of new generation and transmission facilities and other matters. The FERC has jurisdiction over rates and other matters related to wholesale electric sales.

JANUARY 12, 1994 STIPULATION

  On January 12, 1994, the Company and the NMPUC staff and primary intervenor groups (the AG, the New Mexico Industrial Energy Consumers, the City of Albuquerque, the United States Executive Agencies and the New Mexico Retail Association) ("interested parties") entered into a stipulation ("stipulation") which addresses retail electric prices, generation assets and certain financial concerns of the Company. The Company filed the stipulation with the NMPUC, recommending that electric retail rates be reduced by $30 million. (See PART II, ITEM 7.--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--January 12, 1994 Stipulation".)

FPPCAC

  The Company has electric FPPCACs covering its retail and firm-requirements wholesale customers. There is an approximate 60-day time lag in implementation of the FPPCAC for billing purposes, except for firm-requirements wholesale customers for which there is an approximate 30-day time lag.

  On December 22, 1993, the Company and primary intervenors entered into a stipulation, agreeing to eliminate the FPPCAC from the Company's retail billings, and set the base fuel cost (defined in the stipulation as fuel costs plus net purchased power costs less off-system sales revenues) as a component of the cost of service effective with the order in the Company's next general rate case. In return, the Company would be allowed to keep any savings it achieves by efficient fuel management or increases in off-system sales revenues between rate cases. In future rate cases, any fuel savings achieved by the Company or increases in off-system sales revenues would be factored into the new rates. Based on the current relative stability of the Company's fuel cost, the Company does not anticipate any material adverse impact on the Company's financial condition or results of operations as a result of this change. The Company filed testimony in support of the stipulation on February 24, 1994. Hearings on the case are scheduled in March 1994. The methodology for establishing the base fuel costs has been incorporated into the cost of service filed with the January 12, 1994 stipulation. (See PART II, ITEM 7.-- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--January 12, 1994 Stipulation".)

  The Company's FPPCAC for its firm-requirement wholesale customers has been at variance with the filed FERC tariffs. As a result, the Company filed a petition with FERC on October 28, 1993 to request deviation from the filed FERC tariffs for the period of July 1985 through January 1993. The Company's filing indicated that the four firm-requirement wholesale customers benefitted during that time period relative to the energy costs they would have been billed under the application of the filed FERC tariffs. The four affected customers concur with the Company's position and have filed a certificate of concurrence with FERC. The Company does not anticipate any material adverse impacts on the Company's financial condition or results of operations as a result of this issue.

FOSSIL-FUELED PLANT DECOMMISSIONING COSTS

  The Company expects to incur decommissioning costs for its fossil-fueled generating stations. The Company filed for recovery of decommissioning costs by factoring them into its depreciation rates included in the Company's depreciation rate study filed with the NMPUC on June 30, 1993. (See Part II, ITEM 7.--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--OTHER ISSUES FACING THE COMPANY--Fossil-Fueled Plant Decommissioning Costs".)

POSTRETIREMENT BENEFITS

  The Company adopted SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, effective January 1, 1993. SFAS No. 106 requires accrual of postretirement benefits during the years employees provide services. Prior to 1993, the costs of these benefits were expensed on a pay-as-you-go basis. On December 20, 1993, the NMPUC issued a final order in a NMPUC case regarding an inquiry into SFAS No. 106. In its final order, the NMPUC adopted a policy which provides for accrual accounting for the postretirement benefit costs, funding requirements into an irrevocable trust and specific reporting for the benefit costs in future rate cases. The order also provides for specific waiver provisions with respect to the external trust funding requirements and a deferral of the benefit costs in excess of the pay-as-you-go basis. The Company has requested recovery of the full accrual amount of SFAS No. 106 expense in the stipulation for its electric business unit. (See PART II, ITEM 7.--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--January 12, 1994 Stipulation".) The Company will address the recovery of the amounts related to the gas business unit in a future rate case. The Company currently intends to fund the amount of the annual costs in 1994.

CONSOLIDATION ISSUES

  Pursuant to a prior NMPUC order, the Company filed an application on December 21, 1993 for NMPUC approval to combine certain customer service functions of its gas and electric utility divisions in order to achieve cost savings. At the same time, the Company filed a separate request for a declaratory order from the NMPUC confirming that the Company's realignment of senior corporate officers' responsibilities during 1993 complies with a 1984 NMPUC order placing certain organizational restrictions on the operation of the gas and electric divisions. On February 7, 1994, the NMPUC consolidated the two proceedings because both involve the permissible extent of the relationship between the Company's gas and electric operations. The Company awaits a pre-hearing conference and setting of a schedule in this matter.

NATURAL GAS SUPPLY MATTERS

  On December 18, 1989, the NMPUC issued an order approving a stipulation relating to imbalances in GCNM's gas supply and demand. This stipulation provides for the partial recovery of certain gas costs arising from reformation of gas purchase contracts and from claims by certain producers relating to take-or-pay obligations, contract pricing and other matters. The mechanism established by the order does not apply to any suits not settled or for which no initial judgement on the merits had been rendered by December 31, 1993. Under the order, GCNM bears 25% of producer take-or-pay costs (including such costs paid by GCNM to Gathering Company under their gas sale and gas gathering contract) for claims settled. GCNM will be permitted to recover from its sales and transportation customers the remaining 75% of take-or-pay costs over a period of years. The order allows GCNM to recover from its customers all take-or-pay costs assessed by interstate pipelines. The order also provides that GCNM may recover all costs (including costs paid by GCNM to Gathering Company under their natural gas sale and gathering contract) determined by the NMPUC to be prudently incurred or just and reasonable (on a case-by-case basis) as the result of the settlement or litigation of claims ("MDL contract claims") arising from certain intrastate natural gas purchase contracts that were the subject of the antitrust litigation that resulted in the Company's acquisition of GCNM from Southern Union in January 1985.

  On March 29, 1993, GCNM was ordered to submit testimony concerning the allocation of certain take-or-pay settlement amounts paid to Unicon Producing Company ("Unicon"), Pioneer Exploration Company, Oryx Energy Company and EPNG. GCNM is currently recovering 75% of approximately $16 million incurred to settle the disputes with such companies. On October 22 and October 26, 1993, the NMPUC staff and the AG, respectively, filed testimony claiming that some of the amounts paid to Unicon were not for settlement of take-or-pay claims and therefore not recoverable under the NMPUC's December 18, 1989 order. Under the positions taken by the NMPUC staff and the AG, GCNM would be unable to collect approximately $3 million of the amount being recovered. The hearings have been held, briefs have been submitted and the Company now awaits the recommended decision of the hearing examiner. The Company believes that the settlement amounts have been properly allocated to the take-or-pay claims under the December 18, 1989 order and will vigorously defend its position that the amount it seeks to collect is all recoverable under that order.

  On July 12, 1993, the NMPUC issued an order granting motions filed by GCNM, the NMPUC staff and the AG concerning settlements among GCNM, Gathering Company, Amoco, Conoco, Mobil Producing Texas and New Mexico, Texaco, Inc. and Texaco Production Inc. The order required GCNM to file testimony concerning the amounts paid in the settlements, the allocation of such amounts between take-or-pay and contract pricing issues, and the prudence of the settlements involving the contract pricing issues. On December 15, 1993, GCNM filed testimony. The Company believes that the amounts it seeks to recover have been properly allocated and prudently incurred, and will vigorously pursue a final order confirming and permitting recovery. The hearing examiner has set a hearing for August 23, 1994. GCNM is seeking to recover approximately $27.5 million as producer take-or-pay costs and $9 million for MDL contract claims or other contract pricing costs. Pursuant to the December 1989 order, GCNM began collecting the producer take-or-pay costs on July 1, 1993, subject to refund.

OTHER NATURAL GAS MATTERS

  GCNM's retail gas rate schedules contain a PGAC which provides for timely recovery of the cost of gas purchased by GCNM for resale to its sales-service customers. On August 20, 1990, GCNM filed its biannual application for continued use of its PGAC pursuant to NMPUC rules. On January 19, 1993, the NMPUC issued its final order which provided for the continuation of GCNM's PGAC substantially in its present form. The final order also required GCNM to file its PGAC continuation filing by April 20, 1993 and specifically ordered GCNM to explain how its composite gas procurement strategy will be affected by the announced intention to sell all or major portions of Gathering Company's and Processing Company's assets. (See PART II, ITEM 7.--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Sale of Gas Gathering and Processing Assets".) On April 20, 1993,

GCNM filed its application for continued use of its PGAC. A hearing is set for April 26, 1994. The NMPUC, through its review of the PGAC costs, has jurisdiction over amounts charged to GCNM by Gathering Company and Processing Company and for gas purchases and for gathering and processing services provided to GCNM. The NMPUC has ordered that recovery of such costs in excess of 1990/1991 levels be deferred and examined in a separate proceeding that the Company anticipates filing by June 1994.

                             ENVIRONMENTAL FACTORS

  The Company, in common with other electric and gas utilities, is subject to stringent regulations for protection of the environment by both state and Federal authorities. PVNGS is subject to the jurisdiction of the NRC, which has authority to issue permits and licenses and to regulate nuclear facilities in order to protect the health and safety of the public from radioactive hazards and to conduct environmental reviews pursuant to the National Environmental Policy Act. The Company believes that it is in compliance, in all material respects, with the environmental laws. The Company does not currently expect that material expenditures for environmental control facilities will be required in 1994 and 1995.

  The Clean Air Act amendments of 1990 (the "Act") impose stringent limits on emissions of sulfur dioxide and nitrogen oxides from fossil-fueled electric generating plants. The Act is intended to reduce air contamination from every sizeable source of air pollution in the nation. Electric utilities with fossil-fueled generating units will be affected particularly by the section of the Act which deals with acid rain. To be in compliance with the Act, many utilities will be faced with installing expensive sulfur dioxide removal equipment, securing low sulfur coal, buying sulfur dioxide emission allowances, or a combination of these. Due to the existing air pollution control equipment on the coal-fired SJGS and Four Corners, the Company believes that it will not be faced with any material capital expenditures in order to be in compliance with the acid rain provision of the Act. Under other provisions of the Act, the Company will be required to obtain operating permits for its coal- and gas-fired generating units and to pay annual fees associated with the operating permit program. A monitoring requirement of the Act requires SJGS and Four Corners to have flow monitors on all units by January 1, 1995. The existing continuous emission monitoring systems are being evaluated to determine if they will meet the new monitoring requirements of the Act. The Company does not believe that the new monitoring requirements of the Act will result in a material capital expenditure.

  The Act also established the Grand Canyon Visibility Transport Commission ("Commission") and charged it with assessing adverse impacts on visibility at the Grand Canyon. The Commission broadened its scope to assess visibility impairment in mandatory Class I areas (parks and wilderness areas) located in the Colorado Plateau ("Golden Circle"). The Commission must report to the EPA by November 1995 on its findings and make recommendations regarding what actions, if any, should be pursued in order to remedy the visibility impairment in the Golden Circle. Depending on the recommendations of the Commission, the EPA may require stricter controls on sources that may be contributing to the visibility impairment. Both SJGS and Four Corners are located near the Golden Circle. The exact nature and cost of additional controls, if any, that may be required as a result of the recommendations cannot be estimated at this time.

  For other environmental issues facing the Company, see PART II, ITEM 7.-- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--OTHER ISSUES FACING THE COMPANY--Environmental Issues--Gas" and "-- Environmental Issue--Electric".

ITEM 2. PROPERTIES

  Substantially all of the Company's utility plant is mortgaged to secure its first mortgage bonds.

                                    ELECTRIC

COAL-FIRED PLANTS

  SJGS is located in northwestern New Mexico, and consists of four units operated by the Company. Units 1, 2, 3 and 4 at SJGS have net rated capacities of 316 MW, 312 MW, 488 MW and 498 MW, respectively. SJGS Units 1 and 2 are owned on a 50% shared basis with Tucson. Unit 3 is owned 50% by the Company, 41.8% by SCPPA and 8.2% by Century. Century has agreed to sell its remaining 8.2% interest to Tri-State Generation and Transmission Association, Inc. Unit 4 is owned 45.485% by the Company, 8.475% by Farmington, 28.8% by M-S-R, 7.2% by Los Alamos and 10.04% by Anaheim. The Company has agreed to sell 35 MW of SJGS Unit 4 to UAMPS. (See PART II, ITEM 7.--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--OTHER ISSUES FACING THE COMPANY--Excess Capacity Sales/Wholesale Power Market".) The Company's net aggregate ownership in SJGS is 785 MW. In connection with the Company's sale to M-S-R in December 1983 of a 28.8% interest in SJGS Unit 4, the Company agreed to purchase under certain conditions 73.53% (105 MW) of M-S-R's capacity through April 30, 1995, an amount which may be reduced by M-S-R under certain conditions. The Company also agreed to market the energy associated with the remaining 26.47% portion of M-S-R's capacity through April 30, 1995. This marketing arrangement may be terminated by M-S-R at any time upon 30 days notice.

  The Company also owns 192 MW of net rated capacity derived from its 13% interest in Units 4 and 5 of Four Corners located in northwestern New Mexico on land leased from the Navajo Nation and adjacent to available coal deposits. Units 4 and 5 at Four Corners are jointly owned with SCE, APS, Salt River Project, Tucson and El Paso and are operated by APS.

NUCLEAR PLANT

  The Company's Interest in PVNGS. The Company is participating in the three 1,270 MW units of PVNGS, also known as the Arizona Nuclear Power Project, with APS (the operating agent), Salt River Project, El Paso, SCE, SCPPA and The Department of Water and Power of the City of Los Angeles. The Company has a 10.2% undivided interest in PVNGS, with its interests in Units 1 and 2 held under leases. In September 1992, the Company purchased approximately 22% of the beneficial interests in PVNGS Units 1 and 2 leases for approximately $17.5 million. The Company's ownership and leasehold interests in PVNGS amount to 130 MW per unit, or a total of 390 MW. PVNGS Units 1, 2 and 3 were declared in commercial service by the Company in January 1986, September 1986 and January 1988, respectively. Commercial operation of PVNGS requires full power operating licenses which were granted by the NRC. Maintenance of these licenses is subject to NRC regulation.

  Operation and Regulation. A stipulation adopted by the NMPUC on March 6, 1990 establishes a performance standard for the operation of PVNGS. Under the performance standards, a "dead band" was established at capacity factors of 60% through 75%, as measured by the capacity factor of all three PVNGS units over the fuel cycle. Within the dead band, the Company would receive no reward or penalty. The Company would be penalized with one-half of the additional fuel costs incurred for PVNGS capacity factors of 50% to 60% and would be rewarded with one-half of the avoided fuel costs if PVNGS operates at capacity factors from 75% through 85%. Capacity factors above 85% or below 50% would reward or penalize the Company by an amount equal to the additional fuel costs avoided or incurred. During 1993, PVNGS Units 1, 2 and 3 had capacity factors of approximately 67.5%, 46.1% and 84.4%, respectively, for a station capacity factor of 66.0%. These performance standards would be terminated if the NMPUC approves the stipulation entered into by the Company requesting elimination of the FPPCAC. (See ITEM 1.--"RATES AND REGULATION--FPPCAC".)

  In July 1993, the NRC issued a Systematic Assessment of Licensee Performance ("SALP") for PVNGS for the period March 1, 1992 through May 31, 1993. The SALP is the standard performance grading process used by the NRC to communicate to the public in a formal manner how each nuclear plant operates. The ratings have slightly declined since the previous assessment. Overall, however, the SALP Board found the performance of licensed activities at PVNGS to be acceptable and directed toward safe facility operation.

  Steam Generator Tubes. For information concerning steam generator tubes, see
PART II, ITEM 7.--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--OTHER ISSUES FACING THE COMPANY--Palo Verde Nuclear Generating Station--Steam Generator Tubes".

  Discrimination Allegations. By letter dated July 7, 1993, the NRC advised APS that, as a result of a recommended decision and order by a Department of Labor Administrative Law Judge (the "DOL ALJ") finding that APS discriminated against a former contract employee at PVNGS because he engaged in "protected activities" (as defined under Federal regulations), the NRC intended to schedule an enforcement conference with APS.

  Following the DOL ALJ's finding, APS investigated various elements of both the substantive allegations and the manner in which the U.S. Department of Labor (the "DOL") proceedings were conducted. As a result of that investigation, APS determined that one of its employees had falsely testified during the proceedings, that there were inconsistencies in the testimony of another employee, and that certain documents were requested in, but not provided during, discovery. The two employees in question are no longer with APS. APS provided the results of its investigation to the DOL ALJ, who referred matters relating to the conduct of the two former employees of APS to the U.S. Attorney's office in Phoenix, Arizona. On December 15, 1993, APS and the former contract employee who had raised the DOL claim entered into a settlement agreement, a part of which remains subject to approval by the Secretary of Labor.

  By letter dated August 10, 1993, APS also provided the results of its investigation to the NRC, and advised the NRC that, as a result of APS's investigation, APS had changed its position opposing the finding of discrimination. The NRC is investigating this matter and APS is fully cooperating with the NRC in this regard.

  Sale and Leaseback Transactions of PVNGS Units 1 and 2. In eleven transactions consummated in 1985 and 1986, the Company sold and leased back its entire 10.2% interest in PVNGS Units 1 and 2, together with portions of the Company's undivided interest in certain PVNGS common facilities. In each transaction, the Company sold interests to an owner trustee under an owner trust agreement with an institutional equity investor. The owner trustees, as lessors, leased the interests to the Company under lease agreements having initial terms expiring January 15, 2015 (with respect to the Unit 1 leases) or January 15, 2016 (with respect to the Unit 2 leases). Each lease provides an option to the Company to extend the term of the lease as well as a repurchase option. The aggregate lease payments for the Company's PVNGS leases are approximately $66.3 million per year. Throughout the terms of the leases, the Company continues to have full and exclusive authority and responsibility to exercise and perform all of the rights and duties of a participant in PVNGS under the Arizona Nuclear Power Project Participation Agreement and retains the exclusive right to sell and dispose of its 10.2% share of the power and energy generated by PVNGS Units 1 and 2. The Company also retains responsibility for payment of its share of all taxes, insurance premiums, operating and maintenance costs, costs related to capital improvements and decommissioning and all other similar costs and expenses associated with the leased facilities. On September 2, 1992, the Company purchased approximately 22% of the beneficial interests in the PVNGS Units 1 and 2 leases for $17.5 million. For accounting purposes, this transaction was recorded as a purchase with the Company recording approximately $158.3 million as utility plant and $140.8 million as long-term debt on the Company's consolidated balance sheet. The purchase is expected to provide the Company with (1) the residual value of a certain portion of the PVNGS Units at no cost, (2) reduced exposure to indemnification provisions in the lease agreements and (3) added flexibility to cause the retirement of the underlying lease obligation bonds ("LOBs"). (See also Notes 7 and 9 of the notes to consolidated financial statements.) The retirement of the LOBs would only be caused if (1) adequate cash is available, (2) it is determined to be the best use of funds, and (3) the appropriate approvals are obtained. In connection with the stipulation, the Company wrote down the purchased beneficial interests in PVNGS Units 1 and 2 leases to $46.7 million. (See PART II, ITEM 7.-- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--January 12, 1994 Stipulation.")

  Each lease describes certain events, "Events of Loss" or "Deemed Loss Events", the occurrence of which could require the Company to, among other things, (1) pay the lessor and the equity investor, in return for such investor's interest in PVNGS, cash in the amount provided in the lease, which amount, primarily because of certain tax consequences, would exceed such equity investor's outstanding equity investment, and (2) assume debt obligations relating to the PVNGS lease. The "Events of Loss" generally relate to casualties, accidents and other events at PVNGS, which would severely adversely affect the ability of the operating agent, APS, to operate, and the ability of the Company to earn a return on its interests in, PVNGS. The "Deemed Loss Events" consist mostly of legal and regulatory changes (such as changes in law making the sale and leaseback transactions illegal, or changes in law making the lessors liable for nuclear decommissioning obligations). The Company believes the probability of such "Events of Loss" or "Deemed Loss Events" occurring is remote. Such belief is based on the following reasons: (a) to a large extent, prevention of "Events of Loss" and some "Deemed Loss Events" is within the control of the PVNGS participants, including the Company, and the PVNGS operating agent, through the general PVNGS operational and safety oversight process and (b) with respect to other "Deemed Loss Events," which would involve a significant change in current law and policy, the Company is unaware of any pending proposals or proposals being considered for introduction in Congress or any state legislative or regulatory body that, if adopted, would cause any such events.

  PVNGS Decommissioning Funding. For information concerning PVNGS decommissioning funding, see PART II, ITEM 7.--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--OTHER ISSUES FACING THE COMPANY--PVNGS Decommissioning Funding".

  PVNGS Liability and Insurance Matters. The PVNGS participants have insurance for public liability payments resulting from nuclear energy hazards to the full limit of liability under Federal law. This potential liability is covered by primary liability insurance provided by commercial insurance carriers in the amount of $200 million and the balance by an industry-wide retrospective assessment program. The maximum assessment per reactor under the retrospective rating program for each nuclear incident occurring at any nuclear power plant in the United States is approximately $79.3 million, subject to an annual limit of $10 million per incident. Based upon the Company's 10.2% interest in the three PVNGS units, the Company's maximum potential assessment per incident is approximately $24.3 million, with an annual payment limitation of $3 million. The insureds under this liability insurance include the PVNGS participants and "any other person or organization with respect to his legal responsibility for damage caused by the nuclear energy hazard". The PVNGS participants maintain "all-risk" (including nuclear hazards) insurance for nuclear property damage to, and decontamination of, property at PVNGS in the aggregate amount of $2.75 billion as of January 1, 1994, a substantial portion of which must be applied to stabilization and decontamination. The Company has also secured insurance against a portion of the increased cost of generation or purchased power resulting from certain accidental outages of any of the three PVNGS units if the outage exceeds 21 weeks.

OTHER ELECTRIC PROPERTIES

  Four Corners and a portion of the facilities adjacent to SJGS are located on land held under easements from the United States and also under leases from the Navajo Nation, the enforcement of which leases might require Congressional consent. The risk with respect to the enforcement of these easements and leases is not deemed by the Company to be material. However, the Company is dependent in some measure upon the willingness and ability of the Navajo Nation to protect these properties. (See
PART II, ITEM 7.--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--OTHER ISSUES FACING THE COMPANY--A Transmission Right-of-Way".)

  As of December 31, 1993, the Company owned, jointly owned or leased 2,781 circuit miles of electric transmission lines, 5,218 miles of distribution overhead lines, 2,826 cable miles of underground distribution lines (excluding street lighting) and 215 substations.

  On May 1, 1984, the Company's board of directors approved plans to proceed with OLE, which involves construction of a 345 Kv transmission line connecting the existing Ojo 345 Kv line to the existing Norton Station. For discussion of issues relating to OLE, see PART II, ITEM 7.--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--OTHER ISSUES FACING THE COMPANY--OLE Transmission Project".

                                  NATURAL GAS

  The property owned by GCNM, as of December 31, 1993, consisted primarily of natural gas gathering, storage, transmission and distribution systems. The gathering systems consisted of approximately 1,184 miles (approximately 308 miles of which are leased to Gathering Company) of pipe with compression and treatment facilities. Provisions for storage made by GCNM include ownership and operation of an underground storage facility located near Albuquerque and an agreement with owners of a unitized oil field located near Artesia, New Mexico, in which GCNM has injection and redelivery rights. The transmission systems consisted of approximately 1,355 miles of pipe with appurtenant compression facilities. The distribution systems consisted of approximately 9,471 miles of pipe.

  GCNM leases approximately 128 miles of transmission pipe from the DOE for transportation of natural gas to Los Alamos and to certain other communities in northern New Mexico. The lease can be terminated by either party on 30 days written notice, although the Company has the right to use the facility for two years after termination.

  The property of Gathering Company includes approximately 552 miles of gathering pipe with appurtenant compression facilities.

  Processing Company owns facilities located in northwestern New Mexico having an aggregate design capacity for processing of natural gas of approximately 300,000 mcf per day.

  The Company, Gathering Company and Processing Company have entered into an agreement to sell substantially all of their natural gas gathering and processing assets. (See PART II, ITEM 7.--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Sale of Gas Gathering and Processing Assets".)

                                     WATER

  The Company's water property consists of wells, water rights, pumping and treatment plants, storage reservoirs and transmission and distribution mains. The Company has reached agreement with the City of Santa Fe for the sale of its water utility division. (See PART II, ITEM 7.--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Sale of SDCW".)

                               OTHER INFORMATION

  The electric and gas transmission and distribution lines are generally located within easements and rights-of-way on public, private and Indian lands. The Company leases interests in PVNGS Units 1 and 2 and related property, EIP and associated equipment, data processing, communication, office and other equipment, office space, utility poles (joint use), vehicles and real estate. The Company also owns and leases service and office facilities in Albuquerque and in other operating divisions throughout its service territory.

ITEM 3. LEGAL PROCEEDINGS

                         NATURAL GAS SUPPLY LITIGATION

  A lawsuit was filed on August 31, 1990 in the United States District Court for the District of New Mexico by a group of producers seeking damages under a gas purchase contract. This action was brought by Caulkins Producing Company as the operator and Caulkins Oil Co. (collectively "Caulkins"), Louis Dreyfus Natural Gas Corp. ("Dreyfus") and Marathon Oil Company ("Marathon") for alleged breach of a long-term natural gas purchase contract by GCNM. The suit alleged that GCNM failed to take or pay for contracted quantities of natural gas for the period of 1986 to the present, and further, that GCNM failed to take gas ratably from the producers during the same period of time.

  In August 1993, Caulkins, Dreyfus and GCNM reached an agreement settling all disputes arising under the contract as to those parties for $7.9 million. The parties also entered into gas purchase agreements which are favorable to GCNM as part of the settlements. On October 14, 1993, the Company and Marathon entered into an agreement settling all disputes between GCNM and Marathon. GCNM paid Marathon $4.9 million on November 10, 1993 and obtained favorable terms in new gas purchase and related contracts. The Company had previously made sufficient reserves for losses in this litigation. Pursuant to a prior order of the NMPUC, GCNM began collecting 75% of the amounts paid to settle this lawsuit in January 1994.

                         PVNGS WATER SUPPLY LITIGATION

  The validity of the primary effluent contract under which water necessary for the operation of the PVNGS units is obtained was challenged in a suit filed in January 1982 by the Salt River Pima-Maricopa Indian Community (the "community") against the Department of the Interior, the Federal agency alleged to have jurisdiction over the use of the effluent. The PVNGS participants, including the Company, were named as additional defendants in the proceeding, which is before the United States District Court for the District of Arizona. The portion of the action challenging the effluent contract has been stayed until the community litigates certain claims in the same action against the Department of the Interior and other defendants. On October 21, 1988, Federal legislation was enacted conforming to the requirements of a proposed settlement that would terminate this case without affecting the validity of the primary effluent contract. However, certain contingencies are to be performed before the settlement is finalized and the suit is dismissed. One of these contingencies is the approval of the settlement by the court in the Lower Gila River Watershed litigation referred to below.

  The Company understands that a summons served on APS in early 1986 required all water claimants in the Lower Gila River Watershed of Arizona to assert any claims to water on or before January 20, 1987, in an action pending in the Maricopa County Superior Court. PVNGS is located within the geographic area subject to the summons and the rights of the PVNGS participants to the use of groundwater and effluent at PVNGS are potentially at issue in this action. APS, as the PVNGS project manager, filed claims that dispute the court's jurisdiction over the PVNGS participants' groundwater rights and their contractual rights to effluent relating to PVNGS and, alternatively, seek confirmation of such rights. No trial date has been set in this matter.

  Although the foregoing matters remain subject to further evaluation, APS expects that the described litigation will not have a material adverse impact on the operation of PVNGS.

                          SAN JUAN RIVER ADJUDICATION

  In 1975, the State of New Mexico filed an action entitled State of New Mexico
v. United States, et al., in the District Court of San Juan County, New Mexico, to adjudicate all water rights in the "San Juan River Stream System". The Company was made a defendant in the litigation in 1976. The action was expected to adjudicate water rights used at the Four Corners plant, at SJGS and at Santa Fe. (See ITEM 1. "BUSINESS--ELECTRIC OPERATIONS--Fuel and Water Supply".) The Company cannot at this time anticipate the effect, if any, of any water rights adjudication on the present arrangements for water at SJGS and Four Corners, nor can it determine what effect the action will have on water for Santa Fe. It is the Company's understanding that final resolution of the case cannot be expected for several years.

                              PVNGS PROPERTY TAXES

  On June 29, 1990, an Arizona state tax law was enacted, effective as of December 31, 1989, which adversely impacted the Company's earnings in the 1990, 1991, 1992 and 1993 tax years by approximately $5 million per year, before income taxes and capitalized and deferred costs. On December 20, 1990, the PVNGS participants, including the Company, filed a lawsuit in the Arizona Tax Court, a division of the Maricopa County Superior Court, against the Arizona Department of Revenue, the Treasurer of the State of Arizona, and various Arizona counties, claiming, among other things, that portions of the new tax law are unconstitutional. In December 1992, the court granted summary judgment to the taxing authorities, holding that the law is constitutional. The PVNGS participants appealed this decision to the Arizona Court of Appeals. The Company cannot currently predict the ultimate outcome of this matter.

                               OTHER PROCEEDINGS

  On March 31, 1993, certain individuals ("the New Mexico Plaintiffs"), formerly affiliated with Bellamah Community Development ("BCD") whose general partners include Meadows, filed suit ("the New Mexico suit") in the United States District Court for the District of New Mexico against numerous parties, including the Company, current and former employees of the Company or Meadows, and MCB Financial Group, Inc., a Delaware corporation ("MCB"), 50% of which stock is owned by Meadows. The New Mexico Plaintiffs have not requested any monetary relief against the Company or certain current and former employees of the Company and Meadows but have joined those parties in connection with insurance coverage and bad faith insurance practices alleged against the insurance company which had issued a directors and officers liability policy to various entities, including MCB and BCD. The insurance allegations are made in connection with claims which were then threatened by the Resolution Trust Corporation ("RTC"), as receiver for Western Savings & Loan Association ("Western"), against the Company and others. The New Mexico Plaintiffs also sued the RTC for a declaration that they are not liable for any claims asserted by the RTC involving Western and BCD. The Company and the current and former employees of the Company or Meadows counterclaimed against the New Mexico Plaintiffs and cross-claimed against the insurance company and the RTC in connection with insurance coverage and bad faith insurance practices. In addition, the Company and the current and former employees of the Company or Meadows cross-claimed against the RTC, seeking a declaration of non-liability.

  The RTC moved to transfer the case to the United States District Court for the District of Arizona. On February 7, 1994, an order was entered transferring the case in its entirety. Prior to the transfer, however, the New Mexico magistrate judge issued a proposed order which, if accepted by the district judge, would require the parties to enter into mediation of all the claims. The parties have agreed to a form of order dismissing without prejudice the claims asserted in the New Mexico suit against MCB and against the RTC, recommending the remand of the remaining claim for declaratory relief against the insurance company to the Federal District Court in New Mexico, and ordering the mediation of the claims asserted in the Arizona proceeding (described below) by the RTC against all of the other parties in the New Mexico suit except the insurance company and MCB.

  On April 16, 1993, the Company and certain current and former employees of the Company or Meadows were named as defendants in two actions filed in the United States District Court for the District of Arizona by the RTC, as receiver for Western. The claims related to alleged actions of the Company's employees in connection with a loan procured by BCD from Western and the purchase by that partnership of property owned by Western in 1987. The RTC apparently claims that the Company's liability stems from the actions of a former employee who allegedly acted on behalf of the Company for the Company's benefit. The RTC is claiming in excess of $40 million in actual damages from the BCD/Western transactions and alternatively is claiming damages substantially exceeding that amount on a joint and several liability theory for injury to Western from an alleged conspiracy in which the Company and the other defendants are alleged to be co-conspirators. The conspiracy allegations involve all other transactions claimed by the RTC to have harmed Western but to which BCD was not a party. The RTC claims the $40 million damages would be trebled under application of Arizona law. The RTC may also seek attorneys fees and costs. In February 1994, the RTC advised that the RTC would be seeking to amend the complaint to allege civil conspiracy, common law fraud and aiding and abetting breach of fiduciary duties, aiding and abetting common law fraud and aiding and abetting violation of federal and Arizona RICO statutes against the Company and is considering claims against Meadows and against the Company as "successor to and alter ego" of Meadows.

  Three of the individuals sued by the RTC have indemnity agreements with the Company.

  On March 3 and 4, 1994, the parties participated in a mediation session aimed at settling the litigation. The session ended without a settlement. It is anticipated that settlement discussions will continue although no dates have been scheduled yet for future meetings.

  In July 1993, the Company and certain current or former employees of the Company or its subsidiaries were also named in an action filed in Federal District Court in Arizona on behalf of a class of common stockholders of Western. The allegations were similar to those filed in the RTC actions described above. On January 24, 1994, motions to dismiss filed by the Company and certain current or former employees of the Company or its subsidiaries were granted by the Arizona court for lack of standing to bring the actions. Although the plaintiffs may appeal the order of the court, the Company believes the claims are without merit.

  Although the Company continues to investigate all of the relevant claims raised in all of the suits, the Company believes that a material loss to the Company will not likely occur as a result of claims that have been or may be asserted by any of the parties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE COMPANY

  Executive officers, their ages, offices held with the Company in the past five years and initial effective dates thereof, were as follows on December 31, 1993:

       NAME       AGE              OFFICE                INITIAL EFFECTIVE DATE
       ----       ---              ------                ----------------------
 J. T. Ackerman..  52 Chairman of the Board                     August 1,1993
                      Chairman, President and Chief
                       Executive Officer                         May 23, 1991
                      President and Chief Executive
                       Officer                                  June 19, 1990
                      President, Gas Company of New
                       Mexico Division                       February 5, 1985
                      President and Chief Executive
 B. F. Montoya...  58  Officer                                 August 1, 1993
                      Executive Vice President,
 W. M. Eglinton*.  44  Transition Activities                    March 2, 1993
                      Executive Vice President and
                       Chief Operating Officer             September 20, 1991
                      Executive Vice President and
                       Chief Operating Officer,
                       Electric and Water Operations        September 1, 1988
                      Executive Vice President and
                       Chief Operating Officer,
                       Electric Operations                       June 1, 1988
                      Senior Vice President,
                       Operations, Electric Operations          June 23, 1987
                      Senior Vice President,
                       Operations                               April 1, 1986
                      Senior Vice President and Chief
 M. H. Maerki....  53  Financial Officer                     December 7, 1993
                      Senior Vice President,
                       Administration and Chief
                       Financial Officer                        March 2, 1993
                      Senior Vice President and Chief
                       Financial Officer                         June 1, 1988
                      Chief Financial Officer, Meadows
                       Resources, Inc.                           May 24, 1984
                      Senior Vice President, Corporate
 J. E. Sterba....  38  Development                           December 7, 1993
                      Senior Vice President, Asset
                       Restructuring                            April 6, 1993
                      Senior Vice President, Retail
                       Electric and Water Services           January 29, 1991
                      Senior Vice President, Business
                       Development Group, Electric and
                       Water Operations                     September 1, 1988
                      Vice President, Revenues
                       Management, Electric Operations       January 27, 1987
                      Vice President, Revenues
                       Management                                 May 1, 1986
                      Senior Vice President, Power
 J. L. Godwin....  50  Supply Resources                      December 7, 1993
                      Vice President, Electric Supply
                       Sourcing                                 March 2, 1993
                      Senior Vice President, Wholesale
                       Marketing and Power Supply            January 29, 1991
                      Vice President, Electric
                       Operations Group, Electric and
                       Water Operations                     September 1, 1988
                      Vice President, Power Supply,
                       Electric Operations                     April 26, 1988
                      Vice President, Power Production
                       and Manager, San Juan Station,
                       Electric Operations                      June 23, 1987
                      Senior Vice President, Utility
 W. J. Real......  45  Operations                            December 7, 1993
                      Senior Vice President, Customer
                       Service and Operations                   March 2, 1993
                      Executive Vice President, Gas
                       Operations                               June 19, 1990
                      Vice President, Operations Gas
                       Operations Regional Vice
                       President, Central Gas
                       Operations                           September 1, 1988
                      Regional Vice President, Central
                       Region, Gas Company of New
                       Mexico Division                       January 28, 1986

        NAME        AGE             OFFICE               INITIAL EFFECTIVE DATE
        ----        ---             ------               ----------------------
                        Senior Vice President,
                         Marketing and Customer
 M. P. Bourque.....  46  Services                           December 7, 1993
                        Senior Vice President,
                         Marketing and Energy
                         Management                            March 2, 1993
                        Senior Vice President, Gas
                         Management Services                   June 19, 1990
                        Vice President, Gas Supply,
                         Gas Company of New Mexico
                         Division                              March 2, 1987
 P. T. Ortiz.......  43 Senior Vice President,
                         Regulatory Policy, General
                         Counsel and Secretary              December 7, 1993
                        Senior Vice President, Public
                         Policy and General Counsel
                         and Secretary                         March 2, 1993
                        Senior Vice President, General
                         Counsel and Corporate
                         Secretary                          February 4, 1992
                        Senior Vice President and
                         General Counsel                    October 14, 1991
                        Vice President, Human
 J. A. Zanotti.....  53  Resources                             March 2, 1993
                        Senior Vice President, Human
                         Resources and Communications          July 26, 1990
                        Vice President, Human
                         Resources and Staff Services,
                         Gas Company of New Mexico
                         Division                          September 1, 1988
                        District Vice President,
                         Southwest, Gas Company of New
                         Mexico Division                      April 26, 1988
                        Director, Public Affairs, Gas
                         Company of New Mexico
                         Division                              July 15, 1980
 M. D. Christensen.  45 Vice President, Public Affairs      December 7, 1993
                        Vice President, Communications         July 22, 1991

- --------
*  W. M. Eglinton retired effective December 31, 1993.

  All officers are elected annually by the board of directors of the Company.

  All of the above executive officers have been employed by the Company and/or its subsidiaries for more than five years in executive or management positions, with the exception of P. T. Ortiz, M. D. Christensen and B. F. Montoya. Prior to employment with the Company, P. T. Ortiz was employed by U S WEST Communications during the period of January 1988 to October 1991 as Chief Counsel--New Mexico and during the period of June 1985 to January 1988, as an attorney by U S WEST Communications (then known as Mountain Bell). The principal business of U S WEST Communications is telecommunications. Prior to employment with the Company, M. D. Christensen was employed with Southern California Gas since 1978. During the period 1990 through 1991, M. D. Christensen was Vice President of Planning and for the period 1987 through 1990, M. D. Christensen was Vice President of Public Affairs. Prior to 1987, M.
D. Christensen held various management positions relating to marketing and legislative services. Prior to employment with the Company, B. F. Montoya was employed with Pacific Gas and Electric Company ("PG&E") since 1989. In 1991, he was promoted to Senior Vice President and General Manager of the Gas Supply Business Unit of PG&E. Prior to his employment with PG&E, B. F. Montoya spent 31 years in the Civil Engineer Corps of the U.S. Navy, performing a wide range of management and utility-related assignments. B. F. Montoya achieved the rank of Rear Admiral when he became Commander, Naval Facilities Engineering Command and Chief of Civil Engineers.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's common stock is traded on the New York Stock Exchange. Ranges of sales prices of the Company's common stock, reported as composite transactions (Symbol: PNM) for 1993 and 1992, by quarters, are as follows:

                                                                    RANGE OF
                                                                     SALES
QUARTER ENDED                                                        PRICES
- -------------                                                      ----------
                                                                    HIGH  LOW
                                                                   ------ ---
1993:
  December 31..................................................... 11 1/2  9 1/2
  September 30.................................................... 13 7/8 10 5/8
  June 30......................................................... 13 3/4 11 5/8
  March 31........................................................ 12 5/8  9 7/8
    Fiscal Year................................................... 13 7/8  9 1/2
1992:
  December 31..................................................... 13 1/2  12
  September 30.................................................... 14 1/8 12 1/2
  June 30......................................................... 13 1/2  11
  March 31........................................................ 11 7/8  9 3/8
    Fiscal Year................................................... 14 1/8  9 3/8

  On January 31, 1994, there were 24,469 holders of record of the Company's common stock.

CUMULATIVE PREFERRED STOCK

  While isolated sales of the Company's cumulative preferred stock have occurred in the past, the Company is not aware of any active trading market for its cumulative preferred stock. Quarterly cash dividends were paid on each series of the Company's cumulative preferred stock at their stated rates during 1993 and 1992.

  For a discussion of dividend restrictions on the Company's common and preferred stock, see Note 3 of notes to consolidated financial statements and
ITEM 7.--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--LIQUIDITY AND CAPITAL RESOURCES--Financing Capability and Dividend Restrictions".

ITEM 6. SELECTED FINANCIAL DATA

                             1993          1992         1991        1990         1989
                          ----------    ----------   ----------  ----------   ----------
                            (IN THOUSANDS EXCEPT PER SHARE AMOUNTS AND RATIOS)
Total Operating
 Revenues*..............  $  873,878    $  851,953   $  857,168  $  881,186   $  929,817
Net Earnings (Loss).....  $  (61,486)** $ (104,255)+ $   22,960  $      442   $   82,593
Earnings (Loss) per
 Common Share...........  $    (1.64)** $    (2.67)+ $     0.32  $    (0.23)  $     1.73
Total Assets............  $2,212,189    $2,375,582   $2,344,332  $2,313,709   $2,387,005
Preferred Stock with
 Mandatory Redemption
 Requirements...........  $   24,386    $   25,700   $   26,982  $   45,581   $   49,268
Long-Term Debt, less
 Current Maturities.....  $  957,622    $  911,252   $  786,279  $  790,126   $  801,706
Common Stock Data:
Dividends paid per
 common share...........  $       --    $       --   $       --  $       --   $     0.38
Dividend pay-out ratio..          --            --           --          --         22.0%
Market price per common
 share
 at year end............  $   11.250    $   12.375   $     9.75  $    8.375   $   14.625
Book value per common
 share
 at year end............  $    13.29    $    15.00   $    17.69  $    17.36   $    18.02
Average number of common
 shares outstanding.....      41,774        41,774       41,774      41,774       41,774
Return on Average Common
 Equity.................       (10.7)%       (15.0)%        1.8%       (1.3)%        9.5%
Capitalization:
 Common stock equity....        34.8%         38.6%        45.8%       44.8%        45.3%
 Preferred stock:
  Without mandatory
   redemption
   requirements.........         3.7           3.6          3.7         3.6          3.5
  With mandatory
   redemption
   requirements.........         1.5           1.6          1.7         2.8          3.0
 Long-term debt, less
  current maturities....        60.0          56.2         48.8        48.8         48.2
                          ----------    ----------   ----------  ----------   ----------
                               100.0%        100.0%       100.0%      100.0%       100.0%
                          ==========    ==========   ==========  ==========   ==========

- --------
* As discussed in note 1 to consolidated financial statements, the Company changed its method of accounting for unbilled revenues in 1992.
** Includes the write-down of the 22% beneficial interests in PVNGS Units 1 and 2 leases purchased by the Company, the write-off of certain regulatory assets and other deferred costs and the write-off of certain PVGNS Units 1 and 2 common costs, aggregating $108.2 million, net of taxes ($2.59 per share).
+ Includes the write-down of the Company's investment in PVNGS Unit 3 and the provision for loss associated with the M-S-R power purchase contract, aggregating $126.2 million, net of taxes ($3.02 per share).

  The selected financial data should be read in conjunction with the consolidated financial statements, the notes to consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following is management's assessment of the Company's financial condition and the significant factors affecting the results of operations. This discussion should be read in conjunction with the Company's consolidated financial statements.

  On January 11, 1993, the Company announced specific actions which were determined to be necessary in order to accelerate the Company's preparation for the new challenges in the competitive electric energy market. Included in the announcement was the Company's intention to file a plan ("framework filing") with the NMPUC designed to lower electric prices by consolidating certain gas and electric functions, restructuring assets and reducing operation and maintenance expenses by $25 million annually. The Company separated the gas and electric customer service consolidation issues from the balance of the framework filing and filed for necessary approvals for the consolidation of the customer service functions on December 21, 1993. On January 11, 1993, the Company also announced its intention to dispose of the Company's natural gas gathering and natural gas processing assets and SDCW. (See "Sale of Gas Gathering and Processing Assets" and "Sale of SDCW".)

 January 12, 1994 Stipulation

  On January 12, 1994, the Company and the NMPUC staff and primary intervenor groups (AG, the New Mexico Industrial Energy Consumers, the City of Albuquerque, the United States Executive Agencies and the New Mexico Retail Association) ("interested parties") entered into a stipulation ("stipulation") which addresses retail electric prices, generation assets and certain financial concerns of the Company. The Company filed the stipulation with the NMPUC, recommending that electric retail rates be reduced by $30 million. This reduction is accomplished primarily through the write-down of the 22% beneficial interests in the PVNGS Units 1 and 2 leases purchased by the Company, the write-off of certain regulatory assets and other deferred costs, the write-off of certain PVNGS Units 1 and 2 common costs and the Company's previously announced cost reduction efforts. In connection with the stipulation, the Company has charged approximately $108.2 million, after-tax, to the 1993 results of operations. Such after-tax charge resulted in the Company continuing to have a deficit in retained earnings as of December 31, 1993. As a result, the Company is unable to resume payment of dividends on its common stock. The Company evaluated the possibility of a quasi-reorganization but does not intend to implement a quasi-reorganization at this time.

  The stipulation contains provisions which call for PVNGS Units 1 and 2 to be confirmed as "used and useful" for New Mexico customers pursuant to tests previously set forth by the NMPUC. The stipulation also establishes transition and gain allocation mechanisms to be implemented if generation assets are sold or otherwise removed from rates. The interested parties acknowledged that restructuring of the Company's generation mix may result in benefits to both customers and stockholders and future generation asset sales may need to include a mix of PVNGS and coal-fired generation. If any PVNGS unit included in rates is sold, subleased, assigned, or removed from full cost of service recovery for any reason, the difference between the cost of PVNGS units included in rates and its sale price shall continue to be recovered through rates. The Company's ability to record this difference as a regulatory asset, for financial reporting purposes, will be subject to the continued determination that the regulated portion of its electric operations meets the provisions of SFAS No.71, Accounting for the Effects of Certain Types of Regulation. The interested parties also agreed that the reduction in cost of service resulting from any future refinancing or restructuring of the PVNGS Units 1 and 2 leases shall be allocated 60% to shareholders and 40% to customers. The stipulation affirms the Company's right to recover all fair, just and reasonable costs arising from the decommissioning of its fossil-fueled generating plants in service, including demolition, waste disposal, environmental and site restoration. The stipulation also resolves the issues of decertification and decommissioning of the Company's three retired fossil-fueled generating stations resulting in the Company foregoing recovery of the first $24.4 million of decommissioning costs associated with these stations. The interested parties also agreed to use a targeted capital structure in the cost of service filed with the stipulation, which recognized the Company's need to move toward investment grade guidelines.

  In the stipulation, the Company expressed its intent not to seek general rate changes and the interested parties expressed their intent not to cause the filing of general rate changes before January 1, 1998. However, should unforeseen circumstances occasion the need for a review of general rate levels before January 1, 1998, the interested parties will meet before seeking a change in rates.

  The stipulation is subject to NMPUC approval. The Company believes that the approval of the stipulation would result in a reduction of competitive risk and regulatory uncertainty. However, there can be no assurance that the stipulation will be approved by the NMPUC. If the stipulation is not approved in its entirety, unless otherwise agreed to by all interested parties, the stipulation shall be null and void.

  On January 3, 1994, the NMPUC issued an order establishing investigations of rates for both the Company and SPS. The order required the Company to file a general rate case no later than July 1, 1994. However, at the prehearing conference held on February 23, 1994, regarding the stipulation, the NMPUC vacated the requirements of its original request and will allow the stipulation to satisfy their requirements. Hearings on the stipulation have not been scheduled; however, the Company and interested parties are scheduled to file testimony on April 18, 1994. The NMPUC confirmed the oral rulings in a written order issued on March 7, 1994.

  On March 7, 1994, the Albuquerque City Council deadlocked on endorsing the Mayor's signing of the stipulation. The Company is currently unable to determine what impact, if any, the City Council's action might have on the stipulation. However, the Company remains committed to the process and will meet with the other parties who signed the stipulation to evaluate this new development. The Company believes that the stipulation will continue through the hearing process being established by the NMPUC.

 Sale of Gas Gathering and Processing Assets

  On January 11, 1993, the Company announced its intention to dispose of the Company's natural gas gathering and natural gas processing assets. A purchaser has now been selected following a competitive bidding process.

  On February 12, 1994, an agreement was executed with Williams Gas Processing--Blanco, Inc. ("Williams"), a subsidiary of the Williams Field Services Group, Inc. of Tulsa, Oklahoma, for the sale of substantially all of the assets of Gathering Company and Processing Company, and for the sale of the Northwest and Southeast gas gathering and processing facilities of GCNM. The agreement provides for a cash selling price of $155 million, subject to certain adjustments. In addition, the Company and Williams entered into agreements for gas gathering and processing services, which the Company believes to be competitively priced, to be provided by Williams on the facilities being sold for a period up to 15 years. The transaction is subject to applicable waiting periods under the Federal Hart-Scott-Rodino Antitrust Improvements Act of 1976 and subject to approval by the NMPUC. If approved, the closing is expected to take place in 1995. The closing is also subject to other customary closing conditions, such as obtaining necessary material consents from lenders and other third parties.

  Under the sale agreement, the Company agreed to retain certain liabilities pertaining to the assets being sold, including certain environmental liabilities. Such retained environmental liabilities include liabilities under environmental laws as of closing associated with (i) the mercury meter remediation project, (ii) identified friable asbestos, (iii) environmental permits required by various agencies, and (iv) pits at certain abandoned compressor sites. The Company's retained environmental liabilities also include liabilities associated with certain unlined disposal pits subject to an existing New Mexico Oil Conservation Division ("OCD") order. The Company has also agreed to retain liability for a portion of potential liabilities relating to a contaminated landfill that has been declared a Federal superfund site. Further, the Company agreed to indemnify Williams against other third party environmental claims arising from pre-closing ownership, operations or conditions and for breaches of environmental representations and warranties for a period of five years after closing in an amount up to $10.6 million. The Company's retained environmental liabilities described above are not subject to the $10.6 million cap. The Company has evaluated the potential impact of the above retained environmental liabilities. The Company believes, after consideration of established reserves, that the ultimate outcome of these environmental issues will not have a material adverse effect on the Company's financial condition or results of operations (see "OTHER ISSUES FACING THE COMPANY-- Environmental Issues--Gas"). The Company intends to offset costs associated with the environmental liabilities with proceeds from the sale to the maximum extent possible.

  Under the agreement, the Company also agreed to indemnify Williams, subject to equal sharing of the first $1.5 million, (i) against third party claims (other than environmental) arising from pre-closing ownership, operations and conditions for a period of two years after closing, (ii) for breaches of other customary representations and warranties for a period of two years from the date of closing, and (iii) for 30 days past the applicable statute of limitations for breaches of the Company's tax representations. The Company also agreed to indemnify Williams for three years after closing for third party claims relating to certain property rights. Under the agreement, the Company will, subject to prior NMPUC approval, guarantee the obligations of its subsidiaries which are parties to the agreement.

  The book value of the facilities being sold, plus regulatory assets and deferred charges, is expected to be approximately $85 million. In addition, the Company expects approximately $8 million to be incurred for transaction and other ascertainable costs prior to closing. The Company anticipates that a significant amount of income tax will become payable as a result of this transaction.

  Also, the NMPUC will determine the allocation of the resulting gain between the Company's gas customers and shareholders. Therefore, the Company is not able at this time to estimate the amount of any gain that would be allocated to shareholders.

  The Company believes that the sale of these assets will improve its flexibility to take advantage of changing market conditions while maintaining continued access to competitively priced, reliable and secure long-term gas supplies.

 Sale of SDCW

  On July 29, 1993, Santa Fe city officials announced a verbal agreement under which the City of Santa Fe (the "City") would purchase SDCW. Under the verbal agreement, the Company would receive approximately $48 million for its water utility division. The proposed agreement excluded from the sale certain Santa Fe area real estate which the Company would either sell or trade separately. The Company would also continue to operate the water utility for up to four years for a fee under a proposed contract with the City. On September 3, 1993, a nonbinding memorandum of understanding was entered into with the City, which contains the general principles for the sale of the Company's water utility division. The Company's board of directors authorized the sale on January 11, 1994. On February 23, 1994, the City Council authorized the transaction and the Company and the City signed a purchase and sale agreement on February 28, 1994. The Company anticipates filing for regulatory approvals in March 1994. Consummation of a sale will require approval by the NMPUC. The Company expects to consummate the sale by the end of 1994.

                        LIQUIDITY AND CAPITAL RESOURCES

  The Company's ability to generate sufficient amounts of cash to meet its operating and capital cash requirements ("liquidity") is a function of the rates it is allowed to charge and its ability to access the credit markets. The Company's filed stipulation and potential longer-term effects of a more competitive energy market are expected to affect the Company liquidity through reductions in the level of rates charged for the Company's electric operations, partially mitigated by the Company's cost reduction effort and anticipated proceeds from sales of assets. The Company currently anticipates that cash generated from internal sources will be sufficient to meet the capital requirements during the 1994 through 1998 period.

CAPITAL REQUIREMENTS

  Total capital requirements include construction expenditures as well as other major capital requirements. Construction projects of significance include upgrading generating systems, upgrading and expanding the electric and gas transmission and distribution systems and purchasing nuclear fuel. Total capital requirements for 1993 and projections for 1994-1998 are shown below:

                                              1993  1994  1995  1996  1997  1998
                                              ----  ----  ----  ----  ----  ----
                                                      (IN MILLIONS)
CONSTRUCTION EXPENDITURES:
  Generation/Environmental/Production........ $ 21  $ 27  $ 20  $ 20  $ 17  $ 20
  Distribution...............................   42    45    42    42    42    43
  Transmission...............................   10    25    50*   24    12    16
  Nuclear Fuel...............................   12    11    11    11    11    11
  Common & General/Other.....................   12    21    18    20    18    19
                                              ----  ----  ----  ----  ----  ----
    Total Construction Expenditures**........   97   129   141   117   100   109
  Contributions in aid of construction &
   retirements...............................   (9)   (3)   (5)   (5)   (5)   (5)
  Other Major Requirements***................   92    71    29    29    46    20
                                              ----  ----  ----  ----  ----  ----
    Total Capital Requirements............... $180  $197  $165  $141  $141  $124
                                              ====  ====  ====  ====  ====  ====

- --------
*  Includes expenditures for construction of OLE.
** Total construction expenditures do not include expenditures for SDCW after 1993 and for Gathering Company and Processing Company after 1994. (See "Sale of Gas Gathering and Processing Assets" and "Sale of SDCW".)
*** Other major capital requirements include bond maturities/sinking funds, debt retirement and preferred stock redemptions/preferred stock dividends. Requirements for 1993 also include payments for gas contract settlements and the severance program. Requirements for 1994 and 1997 include retirement of approximately $45 million and approximately $15 million of first mortgage bonds, respectively.

  These estimates are under continuing review and subject to on-going adjustment.

LIQUIDITY

  In addition to cash flow from operations, the Company received cash proceeds from certain asset sales and an asset securitization during 1993. On August 3, 1993, the Company received $60 million from the securitization relating to amounts being recovered from gas customers relating to certain gas contract settlements. On August 12, 1993, the Company also received $55 million from the sale of a 10.04% undivided interest in SJGS Unit 4 to Anaheim. Proceeds therefrom were used to pay off short-term debt and to establish short-term investments. Also during 1993, pollution control revenue bonds totaling $182 million and EIP Secured Facility Bonds totaling $51.3 million were refunded and replaced. The refundings will provide pre-tax interest savings of approximately $5.5 million per year and $.4 million in reduced lease payments.

  In addition, in 1993, the Company entered into a $100 million secured revolving credit facility ("Facility") and the Company entered into an additional $40 million credit facility collateralized by the Company's electric customer accounts receivable (the "Accounts Receivable Securitization"). The Accounts Receivable Securitization has a term of five years. Together with $11 million in local lines of credit, the Company thus has $151 million in liquidity arrangements.

  The Company currently estimates a total of $768 million for its capital requirements for the period of 1994 through 1998. The Company expects that such cash requirements are to be met primarily through internally-generated cash. However, to cover differences in the amounts and timing of cash generation and cash requirements, the Company intends to utilize short-term borrowings under its liquidity arrangements, including the Facility.

  The Facility has an expiration date of June 13, 1995 and contains a provision that could prevent additional borrowings in the event of a material adverse change in the condition (financial or otherwise), results of operations, assets, business or prospects of the Company. In respect to the total debt to total capitalization test under the Facility and the letter of credit issued to support certain pollution control bonds, the Company is allowed to exclude from the calculation of total capitalization up to $200 million in pre-tax write-offs resulting from the Company's restructuring efforts. The Company was allowed to exclude, from the calculation, approximately $180 million in pre-tax write-offs resulting from the stipulation. The maximum allowed ratio of the Company's total debt to total capitalization under the Facility and the letter of credit is 72%. As of December 31, 1993, such ratio was 68.3%.

  The Company also expects to receive cash proceeds from additional asset sales during 1994 and 1995. The Company is seeking to close the UAMPS transaction in the first half of 1994. The purchase price for the 35 MW of SJGS Unit 4 is approximately $40 million. In addition, the Company expects to consummate the sale of the Company's water division to the City of Santa Fe for approximately $48 million in the second half of 1994. The Company, along with its subsidiaries, Gathering Company and Processing Company, also anticipates to receive approximately $155 million from the sale of certain natural gas gathering and processing assets. If these sales are consummated, the proceeds from these sales which the Company is allowed to retain after tax payments and sharing of the gains could be used to retire long-term debt. The sale of these assets, as well as the amount of proceeds the Company would ultimately retain and the use of those proceeds will be subject to a number of conditions and various regulatory approvals.

FINANCING CAPABILITY AND DIVIDEND RESTRICTIONS

  The Company's ability to raise external capital and the cost of such funds depend on, among other things, its results of operations, credit ratings, regulatory approvals and financial market conditions. During 1993, the Company's securities which were not already rated below "investment grade" were downgraded to below "investment grade" by the major rating agencies. The immediate effect of the reduction in the Company's credit ratings by the major rating agencies was to increase the Company's cost of short-term borrowings under the Facility and the cost of the letter of credit supporting $37.3 million pollution control revenue bonds. The Company believes that the downgrade of the above securities does not affect materially the Company's current financial condition and results of operations.

  One impact of the Company's current ratings, together with covenants in the Company's PVNGS Unit 1 and Unit 2 lease agreements (see PART I, ITEM 2.-- "PROPERTIES--Nuclear Plant"), is to limit the Company's ability, without consent of the owner participants and bondholders in the lease transactions,
(i) to enter into any merger or consolidation, or (ii) except in connection with normal dividend policy, to convey, transfer, lease or dividend more than 5% of its assets, including cash, in any single transaction or series of related transactions. The Facility and the Reimbursement Agreement impose similar restrictions irrespective of credit ratings.

  The issuance of first mortgage bonds by the Company is subject to earnings coverage and bondable property provisions of the Company's first mortgage indenture. The Company has the capability under the mortgage indenture, without regard to the earnings test but subject to other conditions, to issue first mortgage bonds on the basis of certain previously retired bonds. The Company currently has no requirements for long-term financing during the 1994 through 1998 period. However, during this period, the Company could enter into long-term financings for the purpose of strengthening its balance sheet and reducing its cost of capital. In 1994, the Company plans to redeem $45 million of its 10 1/8% first mortgage bonds due 2004.

  The Company's board of directors, which reviews the Company's dividend policy on a continuing basis, has not declared dividends on its common stock since January 1989. As of December 31, 1993, the Company had a deficit in retained earnings of $120.8 million and is currently unable to resume payment of dividends on its common stock. The resumption of common dividends is dependent upon a number of factors including the outcome of the stipulation discussed herein, earnings and financial condition of the Company and market conditions. The Company evaluated its ability to continue paying dividends on its preferred stock under restrictions imposed by the Federal Power Act due to the Company's negative retained earnings. By letter dated April 7, 1993, the Company advised the FERC staff of the Company's position that payment of preferred stock dividends would not be in violation of the Federal Power Act. As a result, the Company has continued to declare and pay dividends on its preferred stock on scheduled dates.

CAPITAL STRUCTURE:

  The Company's capitalization, including short-term debt, at December 31 is shown below:

                                                            1993   1992   1991
                                                            -----  -----  -----
Common Equity..............................................  34.8%  37.1%  45.0%
Preferred Stock............................................   5.2    5.0    6.3
Long-term Debt (including current maturities)..............  60.0   54.8   47.9
Short-term Debt............................................    --    3.1     .8
                                                            -----  -----  -----
  Total Capitalization*.................................... 100.0% 100.0% 100.0%
                                                            =====  =====  =====

- --------
* Total capitalization does not include the present value of the Company's lease obligations for PVNGS Units 1 and 2 and EIP leases as debt, but does include the debt associated with the beneficial interests in certain PVNGS Units 1 and 2 leases purchased by the Company on September 2, 1992.

                             RESULTS OF OPERATIONS

  The Company sustained a loss per common share in 1993 of $1.64, compared to a loss of $2.67 per common share in 1992 and earnings of $.32 per common share in 1991. The loss experienced in 1993 was due primarily to the Company recording an after-tax charge of $108.2 million to 1993 earnings resulting from the stipulation filed with the NMPUC recommending that electric retail rates be reduced by $30 million. The loss experienced in 1992 was due primarily to the write-down of PVNGS Unit 3 and the provision for loss associated with the M-S-R power purchase contract. This resulted in an $126.2 million after-tax charge to 1992 earnings.

  Resources excluded from NMPUC jurisdictional rates continue to negatively impact the Company's results of operations; however, as a result of the PVNGS Unit 3 write-down and the provision for loss associated with the M-S-R power purchase contract recorded in 1992, the Company experienced positive operating income from the excluded resources during 1993.

  Selected financial information for the excluded resources for 1993, 1992 and 1991, is shown below:

                                                   1993      1992       1991
                                                 --------  ---------  --------
                                                       (IN THOUSANDS)
Operating revenues.............................. $ 42,517* $  60,063  $ 59,248
Operating income (loss)......................... $  4,297  $ (13,912) $(17,324)
Net loss........................................ $ (5,553) $(145,835) $(33,729)
Net utility plant at year-end................... $159,387  $ 200,707  $377,262

- --------
* Due to the provision for the loss associated with the M-S-R contingent power purchase contract recognized in 1992, operating revenues were reduced by $20.5 million.

  The following discussion highlights other significant items which affected the results of operations in 1993, 1992 and 1991, and certain items impacting future earnings.

  Electric gross margin (electric operating revenues less fuel and purchased power expense) increased $30.1 million in 1993 due primarily to increased gross margin of $20.9 million from the excluded resources resulting from the 1992 provision for loss associated with the M-S-R power purchase contract and $9.3 million resulting from a 2.7% increase in jurisdictional energy sales of 145.5 million KWh. Electric gross margin also increased $15.2 million in 1992 compared to 1991 primarily resulting from a 4.3% increase in jurisdictional energy sales of 161.3 million KWh, or $10.1 million, and an increase in off-system sales revenues of $15.7 million due to increased sales activity in the wholesale power market.

  Gas operating revenues increased $27.9 million and gas purchased for resale increased $27.4 million in 1993 when compared to 1992 due primarily to an increase in transportation revenues and higher purchased gas costs (which are recovered from customers through the PGAC). Purchased gas costs affect revenues and gas purchased for resale equally. Gas operating revenues and gas purchased for resale decreased $33.9 million and $33.0 million, respectively, in 1992 compared to 1991 mainly due to lower purchased gas costs.

  Other operation and maintenance expenses increased $3.4 million in 1993 over 1992 primarily due to the $10.6 million effect of the Company's severance program, increased pension and benefit expense of $4.8 million due to the adoption of SFAS No. 106, Employer's Accounting for Postretirement Benefits Other Than Pensions, higher electric regulatory expenses of $2.5 million due to the framework filing and PVNGS related NRC fees, and higher PVNGS decommissioning expense of $2.4 million. Such increases were partially offset by a decrease in PVNGS lease expense of $12.2 million resulting from the Company's purchase of approximately 22% of the beneficial interests in the PVNGS Units 1 and 2 leases in September 1992 and a decrease in PVNGS operating costs of $5.6 million as a result of the cost cutting efforts at PVNGS. Other operation and maintenance expenses decreased $7.2 million in 1992 compared to 1991 primarily as a result of reduced lease payments resulting from the Company's purchase of approximately 22% of the beneficial interests in the PVNGS Units 1 and 2 leases and to a decrease in administrative and general expenses. Another item contributing to the decrease was an accrual in the second quarter of 1991 for estimated costs associated with the clean-up of mercury at gas metering sites.

  The Company recorded an after-tax charge of $108.2 million in 1993 as a result of the stipulation. In 1992, the Company recorded an after-tax charge of $126.2 million resulting from the write-down of the Company's investment in PVNGS Unit 3 and the provision for loss associated with the M-S-R power purchase contract (see note 2 of notes to consolidated financial statements).

  Other, under the caption, Other Income and Deductions increased $16.1 million from a year ago. Significant 1993 items, net of taxes, include the following:
(1) the gain of $7.5 million recognized from the sale of an investment, (2) the gain of $5.6 million from the sale of generating facilities to Anaheim, (3) the tax benefit of $2.0 million related to sharing the Anaheim gain with jurisdictional customers, (4) tax benefits of $3.2 million due to the Federal income tax rate change which will allow the Company to utilize its net operating loss at a higher tax rate and (5) tax benefits of $1.4 million resulting from the settlement of the Internal Revenue Service ("IRS") examination of the years 1990 and 1991. Partially offsetting such increases were: (1) additional provisions for legal and litigation expenses of $5.7 million, (2) a write-off of $4.6 million of other deferred costs, (3) a PVNGS decommissioning fund adjustment of $2.8 million to recognize the cash surrender value of the policies, (4) a write-off of $2.1 million resulting from costs associated with refunding certain pollution control and, EIP bonds which represents the amount related to FERC firm-requirement wholesale customers and resources excluded from New Mexico jurisdictional rates, which cannot be deferred for regulatory purposes and (5) a provision for gas environmental costs of $1.8 million.

  Significant 1992 items, net of taxes, included the following: (1) a $9.8 million charge recorded as a result of the Company's conclusion in the fourth quarter of 1992 that it did not meet the criteria of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, for recording electric regulatory assets, (2) additional loss provision of $6.3 million related to gas contract disputes, (3) recognition of an additional $2.3 million of PVNGS decommissioning and decontamination costs related to the excluded resources,
(4) write-offs of $2.3 million resulting from the application of SFAS No. 101, Accounting for the Discontinuance of

Application of SFAS No. 71, to the Company's firm-requirement wholesale customers, (5) write-downs of $2.2 million for various non-utility properties,
(6) a write-off of $2.2 million relating to a canceled transmission project,
(7) additional transaction privilege taxes of $2.1 million, and (8) a number of other miscellaneous items of $2.3 million. Partially offsetting such charges were the cumulative effect of the change in the method of accounting for unbilled revenues of $12.7 million (see note 1 of notes to consolidated financial statements) and the gain of $2.3 million recognized from the sale of an investment.

  Significant 1991 items, net of taxes, included the following: (1) additional shareholder litigation expenses of $7.1 million, (2) an additional provision for loss of $2.5 million for disputes related to gas purchase contracts, (3) losses of $2.4 million related to the M-S-R energy brokerage agreement caused by the poor wholesale power market and (4) the write-off of AFUDC and depreciation related to Four Corners of $2.2 million. Partially offsetting such charges was the recapture of damage payments of $2.8 million related to the Company's exit from diversification activities.

  Net interest charges increased $12.4 million in 1993 due primarily to: (1) recording long-term debt of $141 million for the purchase of approximately 22% of the beneficial interests in the PVNGS Units 1 and 2 leases in September 1992, (2) the recording of the interest component of the provision for loss on the M-S-R power purchase contract which was recorded in 1992, and (3) interest resulting from the IRS examination settlement. Net interest charges increased $7.7 million in 1992 compared to 1991 primarily due to the interest expense resulting from the purchase of approximately 22% of the beneficial interests in the PVNGS Units 1 and 2 leases, interest owed to PGAC customers and the interest payment related to the settlement of PVNGS transaction privilege taxes.

                        OTHER ISSUES FACING THE COMPANY

 Excess Capacity Sales/Wholesale Power Market

  In its January 11, 1993 announcement, the Company stated its intention to dispose of excess electric generating capacity not needed by New Mexicans including, if possible, some or all of the Company's share of PVNGS. Excess electric generating capacity includes excluded capacity, as well as excess capacity which is currently in New Mexico jurisdictional rates and excess capacity associated with the firm-requirement wholesale customers. As of December 31, 1993, the Company's excluded capacity consists of 130 MW of PVNGS Unit 3, 80 MW of San Juan Unit 4 and the 105 MW M-S-R power purchase contract. The 105 MW purchase from M-S-R expires April 30, 1995.

  In connection with the determination to sell PVNGS Unit 3, the Company has made on-going assessments of its net realizable value. The Company continues to evaluate its estimates of such amounts on an on-going basis but currently does not anticipate additional write-downs or write-offs relating to PVNGS Unit 3. The Company continues to seek prospective buyers.

  On May 27, 1993, the Company executed a purchase and participation agreement with UAMPS to sell not less than 6.024% (30 MW) and up to 8.03% (40 MW) undivided ownership interest in SJGS Unit 4.On September 1, 1993, the Company and UAMPS amended the purchase and participation agreement to establish the UAMPS purchase of excluded SJGS Unit 4 capacity at 35 MW for approximately $40 million. On November 19, 1993, the Company filed an application with the NMPUC for approval of this sale. On January 21, 1994, the Company, the NMPUC Staff and the New Mexico Industrial Energy Consumers entered into a stipulation requesting approval of the sale. Hearings were held February 15, 1994, and the Company is awaiting a recommended decision. In addition, the Company made three filings with the FERC associated with the sale and has received approval on two and is awaiting the outcome of the remaining filing. Closing of the transaction will depend on the fulfillment of numerous closing conditions and will be subject to regulatory approvals from the NMPUC and the FERC. If approved, the Company anticipates that the closing of the sale will be in the first half of 1994.

  Until such time as excess electric generating resources can be disposed of, the Company continues to be dependent on the wholesale power market for the recovery of its costs associated with the excluded portion of these excess resources. The Company has experienced price competition in the wholesale market due to the availability of surplus capacity from other utilities, projected natural gas fuel prices and the existence of cogeneration, independent power producers and self-generation as competing energy sources, and expects such availability to continue. The Company has committed most of its excess capacity to off-system sales during the 1994 to 2001 timeframe.

  On October 27, 1993, SDG&E filed a complaint with the FERC against the Company, alleging that certain charges under its 1985 power purchase agreement are unjust, unreasonable and unduly discriminatory. SDG&E is requesting that the FERC investigate the rates charged under the agreement and establish a refund date effective as of December 26, 1993. The relief, if granted, would reduce annual demand charges paid by SDG&E by up to $11 million per year from the effective refund date through April 2001, subject to certain limitations if the FERC has not acted within 15 months. The Company responded to the complaint on December 8, 1993, and SDG&E and the Company filed subsequent pleadings. The Company believes that the complaint is without merit, and the Company intends to vigorously resist the complaint.

 PVNGS Decommissioning Funding

  The Company has a program for funding its share of decommissioning costs for PVNGS. Under this program, the Company makes a series of annual deposits to an external trust fund over the estimated useful life of each unit, and the trust funds are being invested under a plan which allows the accumulation of funds largely on a tax-deferred basis through the use of life insurance policies on certain current and former employees. The annual trust deposit, approved by the NMPUC in 1987, is currently $396,000 per unit. The NMPUC jurisdictional share of this amount related to PVNGS Units 1 and 2 is currently included in retail rates. The results of the 1992 decommissioning cost study indicate that the Company's share of the PVNGS decommissioning costs will be approximately $143.2 million, an increase from $94.2 million based on the previous study (both amounts are stated in 1993 dollars). The Company has determined that a supplemental investment program will be needed as a result of both the cost increase and the under performance of the existing investment program. However, a supplemental funding program will not be established until clarification and/or possible revisions to a FERC order issued in October 1993 regarding restricted investment vehicles for nuclear decommissioning trusts are obtained. Although a supplemental program will not be established pending resolution from the FERC, the Company has requested recovery of the increased decommissioning costs in the stipulation. The market value of the existing trust at the end of 1993 was approximately $11.0 million, including cash surrender value of the policies.

 A Transmission Right-of-Way

  The Company has easements for right-of-way with the Navajo Nation for portions of two transmission lines that emanate from SJGS and connect with Four Corners and with a switching station in the Albuquerque area. One grant of easement for approximately 4.2 miles of right-of-way for two parallel 345 Kv transmission lines expired on January 17, 1993. The Company has been negotiating with the Navajo Nation to renew the grant and in light of the expiring grant of easement, requested the development of an interim agreement under which the parties would operate until a long-term solution could be reached.

  On January 6, 1994, the Navajo Nation and the Company executed an agreement whereby the Navajo Nation agreed not to object to the Company's operating and maintaining the facilities on the easement for right-of-way until July 17, 1994 in return for a cash payment and transfer of title to land located near the Navajo Nation. Additionally, the Navajo Nation and the Company agreed to exert a good faith effort to reach a long-term right-of-way renewal agreement prior to July 17, 1994. In pursuit of resolution of this issue, the Navajo Nation sent the Company on February 4, 1994 a letter identifying non-monetary items the Navajo Nation would be willing to negotiate as consideration for the grant of easement. On February 11, 1994, the

Navajo Nation and the Company met to establish a schedule for conducting their negotiations. Additionally, the meeting was conducted for the purpose of the Navajo Nation's presentation of their consultant's findings on the value of the easement but did not represent these findings to be the Navajo Nation's position for compensation for renewal of the easement. The Company is evaluating the consultant's findings and has committed to submitting a proposal to the Navajo Nation by mid-March. The Company continues to assess its options but is not pursuing other alternatives unless it receives indications that settlement cannot be reached in a satisfactory manner. The Company is currently unable to predict the outcome of the negotiations or the costs resulting therefrom.

 OLE Transmission Project

  In May 1984, the Company's Board of Directors approved plans to construct OLE, a 345 Kv transmission line connecting the existing Ojo 345 Kv line to the existing Norton Station. The Company has incurred approximately $15 million of costs associated with OLE as of December 31, 1993, and it currently estimates that project costs will total approximately $48 million. OLE is designed to provide a needed improvement to the northern New Mexico transmission system and to allow greater delivery of power from SJGS, Four Corners and PVNGS into the Company's two largest service territories, the greater Albuquerque area and the Santa Fe/Las Vegas area. The Company obtained right-of-way permits from two of the three Federal agencies having authority over the lands involved in the project. Federal district and appellate courts upheld the record of decision on the OLE environmental impact statement. However, OLE faces considerable opposition by persons concerned primarily about the environmental impacts of the project.

  On March 11, 1991, the Company filed for NMPUC approval for construction of OLE. Hearings have been held and final briefs were filed in December 1992. Until final approvals are received, the Company will use interim measures to continue to provide reliable service. The Company is awaiting a final decision from the NMPUC and has no indication of when a decision will be made.

 Environmental Issues--Gas

  The Company has evaluated the potential impacts of the following environmental issues. The Company believes, after consideration of established reserves, that the ultimate outcome of these environmental issues will not have a material adverse effect on the Company's financial condition or results of operations.

  Comprehensive Environmental Response, Compensation and Liability Act
("CERCLA")

  Two CERCLA 104(e) orders were received from the EPA in late December 1993, requesting information regarding shipment of wastes to the Lee Acres Landfill, located on BLM land near the city of Bloomfield in San Juan County, New Mexico. The landfill is currently listed on the National Priorities List as a superfund site. GCNM and Gathering Company have assessed their records and other information to determine whether wastes were ever shipped from their facilities to the landfill during the period when they owned and operated the natural gas facilities. GCNM and Gathering Company's assessment indicated that no hazardous wastes or cause of such wastes were shipped from their facilities to the landfill during this time period. Nonetheless, GCNM and Gathering Company could be determined to be potentially responsible parties if the EPA determines GCNM and Gathering Company shipped wastes to the site, and could be asked or compelled to provide funds for site cleanup. GCNM and Gathering Company prepared and submitted their response to the EPA on March 8, 1994.

  Toxic Substances Control Act ("TSCA")

  TSCA requires manufacturers and importers of organic chemicals, including natural gas substances, to report a listing and quantity of certain toxic chemicals to the EPA every four years. Naturally occurring substances such as crude oil and unprocessed natural gas need not be reported. Due to the natural gas industry's interpretation on when unprocessed natural gas becomes a reportable substance, GCNM and Processing Company did not report TSCA substances to the EPA in prior reporting years of 1986 and 1990. As a result of the EPA's clarification on the limited scope of the exemption, GCNM and Processing Company now have filed their reports for 1986 and 1990 and will report such substances to the EPA in the 1994 reporting year. The companies may be subject to administrative fines/penalties for their failure to report in 1986 and 1990. The maximum penalty allowed under the statute is $25,000/day for every day the report has not been filed.

  Gas Wellhead Pit Remediation

  Effective September 1992, the OCD issued a ruling which affects GCNM and Gathering Company's natural gas gathering facilities located in the northwestern part of New Mexico. The ruling prohibits the further discharge of fluids associated with the production of natural gas into unlined open pits in certain areas deemed environmentally sensitive due to their proximity to fresh water supplies. In addition to the cessation of the discharge of fluids, the ruling requires that GCNM and Gathering Company remediate the areas where discharges have contaminated fresh water supplies. GCNM has submitted generic closure plans for the pits, which have been approved by OCD and the BLM.

  Air Permits

  A recent environmental audit, associated with the Company's proposed sale of certain gas assets, brought to light certain discrepancies regarding required air permits associated with certain natural gas facilities. The audit identified a total of thirteen facilities containing discrepancies. The vast majority of the discrepancies are minor in nature and include discrepancies in record keeping, equipment identification and inaccurate information in air permit applications. The discrepancies at three of the facilities involve permit issuance and modification and are more serious in nature. The Company is subject to administrative fines/penalties by the New Mexico Environment Department ("NMED") for these discrepancies.

  The Company plans to meet with the NMED in March 1994 to discuss the nature of the permit discrepancies and to propose methods and schedules to resolve the discrepancies. The resolution process will include the filing of permit applications, modifications and revisions where necessary. After reviewing the applications, NMED will determine whether to grant the application, modification or revision and make a determination whether to impose any fines/penalties.

  The CERCLA, air permits and gas wellhead pit remediation issues previously discussed are part of the retained environmental liabilities under the sale agreement with Williams (see Sale of Gas Gathering and Processing Assets).

 Environmental Issue--Electric

  The Company's current estimate to decommission its retired fossil-fueled plants (see "Fossil-Fueled Plant Decommissioning Costs") includes approximately $17.2 million for a groundwater remediation program at Person Station. The Company, in compliance with a New Mexico Environment Action Directive, has determined that ground water contamination exists in the deep and shallow water aquifers. The Company is required to delineate the extent of the contamination and remediate the contaminant in the ground water. The extent of the contaminant plume in the deep water aquifer is not currently known, and the estimate assumes that the deep ground water plume can be easily delineated with a minimum number of monitoring wells. As part of the financial assurance requirements of the Person Station Hazardous Waste Permit, the Company posted a $3.7 million performance bond with a trustee. The remediation program continues on schedule. The Company does not anticipate any material adverse impact on its financial condition or the results of operations with respect to the remediation program.

 Fossil-Fueled Plant Decommissioning Costs

  The Company's six owned or partially owned, in service and retired, fossil-fueled generating stations are expected to incur dismantling and reclamation costs as they are decommissioned. The Company's share of decommissioning costs for all of its fossil-fueled generating stations is projected to be approximately $126 million stated in 1992 dollars, including approximately $24 million for Person, Prager and Santa Fe Stations which have been retired.

  In June of 1993, the Company filed for recovery of all estimated decommissioning costs by factoring them into its depreciation rates included in the Company's depreciation rate study filed with the NMPUC.

  As previously discussed, the Company and the interested parties entered into the January 12, 1994 stipulation. The stipulation affirms the Company's right to recover all fair, just and reasonable costs arising from the decommissioning of its fossil-fueled generating plants in service, including demolition, waste disposal, environmental and site restoration. The stipulation also resolves the issues of decertification and decommissioning of the Company's three retired fossil-fueled generating stations resulting in the Company foregoing recovery of the first $24.4 million of decommissioning costs associated with these stations. The stipulation is subject to NMPUC approval.

 Palo Verde Nuclear Generating Station--Steam Generator Tubes

  On December 26, 1993, PVNGS Unit 3 returned to service at approximately 85% power following a mid-cycle outage during which APS inspected Unit 3's steam generators. APS has informed the NRC that the inspection did not reveal the type of tube degradation (axial cracking in upper bundle) experienced in Unit 2's steam generators; however, the inspection did reveal another more common type of tube degradation (circumferential cracking at tubesheet) in Unit 3's steam generators which has occurred in similarly-designed steam generators at other plants. The next regular refueling outage for Unit 3 is scheduled to begin in March 1994, at which time APS plans to inspect and chemically clean that unit's steam generators.

  On January 8, 1994, APS removed Unit 2 from service to inspect and chemically clean its two steam generators during a mid-cycle outage. The inspection revealed additional tube degradation of the type (axial cracking in upper bundle) previously found in that unit's steam generators. The inspection has also revealed the common type of tube degradation (circumferential cracking at tubesheet) which has occurred in similarly-designed steam generators at other plants. Based on these findings, APS expanded the scope of the inspection of the Unit 2 steam generators and the planned duration of the outage until late March. However, because APS's analysis of Unit 2's steam generators is ongoing, APS cannot predict with certainty the timing of the restart of Unit 2. APS is currently evaluating the need for an additional mid-cycle outage for Unit 2 during 1994.

  Unit 1 and Unit 3 continue to operate at approximately 85% power since each unit returned to service in November 1993 and December 1993, respectively, after outages during which each unit's steam generators were inspected.

  APS has performed, and is continuing, certain corrective actions including, among other things, chemical cleaning, operating the units at reduced temperatures, and, for some period, operating the units at approximately 85% power. As a result of these corrective actions, all three units should be returned to 100% power by mid 1995, and one or more of the units could be returned to 100% power during the course of 1994. So long as the three units are involved in mid-cycle outages and are operated at approximately 85% power, the Company will incur replacement power costs and reduced wholesale sale incentives of approximately $5.7 million during 1994, approximately 75% of which will be recovered through the Company's FPPCAC.

 El Paso Electric Company

  The Company owns or leases a 10.2% interest in PVNGS and owns a 13% interest in Four Corners Units 4 and 5, which are operated by APS. El Paso owns or leases a 15.8% interest in PVNGS and owns a 7.0% interest in Four Corners Units 4 and 5.

  On January 8, 1992, El Paso filed a voluntary petition to reorganize under Chapter 11 of the United States Bankruptcy Code. On September 8, 1992, El Paso filed a plan of reorganization with the bankruptcy court, which was later amended pursuant to an October 26, 1992 filing with the court. On May 4, 1993, El Paso and Central and South West Corporation ("CSW") announced a plan for merger in connection with El Paso's Chapter 11 reorganization, under which El Paso would become a wholly-owned subsidiary of CSW.

A modified amended El Paso--CSW plan and disclosure statement dated August 27, 1993 has been filed with the bankruptcy court and was approved December 8, 1993. In order for the merger to be implemented, CSW and El Paso must receive appropriate regulatory approvals, including approval of the NRC and the FERC. In the El Paso--CSW FERC proceedings, the Company has intervened to protect its interests relative to the various transmission issues raised by the El Paso-- CSW filings. The Company's regulatory filings in the FERC proceeding address reliability and potential system impacts that may result to the Company from the merger. At this time the Company is unable to predict the result of these regulatory proceedings.

  In addition to approving the El Paso--CSW plan, the bankruptcy court approved the Cure and Assumption Agreement between El Paso and the PVNGS participants, which provides for (i) various mutual releases and (ii) the execution of a release by El Paso and any alleged claims regarding the 1989-90 PVNGS outages. All such releases will be effective on the effective date of the El Paso--CSW plan. The Cure and Assumption Agreement also provided for payment in full to the PVNGS participants of pre-petition monies owed by El Paso. El Paso has made the payment contingent upon its completion of the merger with CSW.

  The bankruptcy court also approved the assumption by El Paso of several wheeling agreements that El Paso and the Company agreed to extend as part of a 120 day transition agreement. In connection with the assumptions, El Paso paid the Company approximately $2.3 million owed for pre and post-petition wheeling services. Although the transition agreement has expired by its terms, the parties have signed an agreement in principle for near-term and longer-term wheeling services. The agreement would provide El Paso with a total of 80 MW of transmission service until such time as El Paso installs a phase shifting transformer ("PST") which is expected to be late 1995. The agreement would provide El Paso with 20 MW of service after the PST is installed in exchange for payment by El Paso of proportional costs incurred by the Company for generation support of the transmission as well as wheeling charges. The Company and El Paso have also agreed to negotiate both near-term and longer-term operating procedures, which may include transfer by the Company of operating agent status for the Southern New Mexico Transmission System to El Paso. The Company will continue to retain its transmission rights (presently 75 MW) in southern New Mexico. The wheeling agreement will be subject to regulatory approval at FERC and will also be reviewed by the NMPUC in connection with several regulatory filings of El Paso, both predating and in connection with the El Paso-- CSW merger.

 Albuquerque Franchise Issues

  The Company's non-exclusive electric service franchise with the City of Albuquerque (the "City") expired in early 1992. The franchise agreement provided for the Company's use of City property for electric service rights-of-way. The Company continues service to the area, which contributed 46% of the Company's total 1993 electric operating revenues. The absence of a franchise does not change the Company's right and obligation to serve those customers under state law. In November 1991, the NMPUC issued an order concluding, among other things, that the City could bid for services to its own facilities (Albuquerque municipal loads generated approximately $17.0 million, $16 million and $17 million in annual revenue for 1993, 1992 and 1991, respectively), but not for service to other customers. In reaching this conclusion, the NMPUC noted that New Mexico law reflects a legislative choice to vest the NMPUC with exclusive control over utility rates and services. The NMPUC also noted that the Company's obligation to serve its customers in Albuquerque will continue irrespective of whether the municipal franchise is renewed. The City appealed the NMPUC's order to the New Mexico Supreme Court (the "Court"). On April 21, 1993, the Court issued its decision on the City's appeal of the NMPUC order. The Court ruled that a city can negotiate rates for its citizens in addition to its own facility uses. The Court also ruled that any contracts with utilities for electric rates are a matter of statewide concern and subject to approval, disapproval or modification by the NMPUC. In addition, the Court reaffirmed the NMPUC's exclusive power to designate providers of utility service within a municipality and confirmed that municipal franchises were not licenses to serve but rather to provide access to public rights-of-way.

  In 1992, representatives of the Company and the City met in attempts to resolve the franchise renewal issue. Currently, the franchise renewal meetings are in abeyance due to the City's interest in the outcome of the retail wheeling legislation which was introduced in the 1993 state legislative session. The Company continues to pay franchise fees to the City.

 Retail Wheeling

  During 1992, open access to transmission grids in the electric wholesale market, as mandated by the National Energy Policy Act, stimulated interest in the retail wheeling concept in New Mexico, resulting in the introduction of legislation in the 1993 New Mexico state legislature. On March 6, 1993, the New Mexico State Senate passed Senate Memorial 54, which calls for the concept of retail wheeling to be studied by the Integrated Resource Planning Committee which is an interim legislative committee, with a report to be made to the 1995 legislature. The Company has been providing information for the study effort. The study is anticipated to be completed by December 1994.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                     INDEX

                                                                            PAGE
                                                                            ----
Management's Responsibility for Financial Statements.......................  F-1
Report of Independent Public Accountants...................................  F-2
Independent Auditor's Report...............................................  F-3
Financial Statements:
  Consolidated Statement of Earnings (Loss)................................  F-4
  Consolidated Statement of Retained Earnings (Deficit)....................  F-5
  Consolidated Balance Sheet...............................................  F-6
  Consolidated Statement of Cash Flows.....................................  F-7
  Consolidated Statement of Capitalization.................................  F-8
  Notes to Consolidated Financial Statements...............................  F-9
Supplementary Data:
  Consolidated Financial Statement Schedules............................... F-31
  Quarterly Operating Results.............................................. F-38
  Comparative Operating Statistics......................................... F-39

              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

  The management of Public Service Company of New Mexico is responsible for the preparation and presentation of the accompanying consolidated financial statements. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include amounts that are based on informed estimates and judgments of management.

  Management maintains a system of internal accounting controls which it believes is adequate to provide reasonable assurance that assets are safeguarded, transactions are executed in accordance with management authorization and the financial records are reliable for preparing the consolidated financial statements. The system of internal accounting controls is supported by written policies and procedures, by a staff of internal auditors who conduct comprehensive internal audits and by the selection and training of qualified personnel.

  The Board of Directors, through its Audit Committee comprised entirely of outside directors, meets periodically with management, internal auditors and the Company's independent auditors to discuss auditing, internal control and financial reporting matters. To ensure their independence, both the internal auditors and independent auditors have full and free access to the Audit Committee.

  The independent auditors, Arthur Andersen & Co., are engaged to audit the Company's consolidated financial statements in accordance with generally accepted auditing standards.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and the Stockholders of Public Service Company of New Mexico:

  We have audited the accompanying consolidated balance sheet and statement of capitalization of Public Service Company of New Mexico (a New Mexico corporation) and subsidiaries as of December 31, 1993, and the related consolidated statements of earnings (loss), retained earnings (deficit), and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedules V, VI and IX for the year ended December 31, 1993. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Public Service Company of New Mexico and subsidiaries as of December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. These financial statement schedules are presented for purposes of complying with the Securities and Exchange Commissions rules and are not part of the basic consolidated financial statements.

  As explained in Notes 1 and 6 to the financial statements, effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, and No. 109, Accounting for Income Taxes.

Arthur Andersen & Co.

Albuquerque, New Mexico
February 25, 1994

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Public Service Company of New Mexico:

  We have audited the consolidated balance sheet and statement of capitalization of Public Service Company of New Mexico and subsidiaries as of December 31, 1992, and the related statements of earnings (loss), retained earnings (deficit) and cash flows for each of the years in the two-year period ended December 31, 1992. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules V, VI and IX for each of the years in the two-year period ended December 31, 1992. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Public Service Company of New Mexico and subsidiaries as of December 31, 1992, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1992, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

  The Company has substantial excess electric generating capacity, the cost and amount of which continue to negatively impact financial condition and results of operations as well as the level of New Mexico retail rates. The Company has adopted certain plans and is evaluating other options to address the negative effects related to its excess capacity. Because the ultimate outcome of these matters, including NMPUC regulatory responses thereto, is not presently determinable, the recovery of (i) the Company's remaining direct investment in Palo Verde Nuclear Generating Station (PVNGS) Unit 3, and (ii) its lease costs related to PVNGS Units 1 and 2, is uncertain. Accordingly, neither a provision for any additional loss related to PVNGS Unit 3 nor any provision for loss related to PVNGS Units 1 and 2 has been recognized in the accompanying 1992 consolidated financial statements.

  As discussed in note 1 of notes to consolidated financial statements, the Company changed its method of accounting for unbilled revenues in 1992.

                                          KPMG PEAT MARWICK
Albuquerque, New Mexico
March 11, 1993

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF EARNINGS (LOSS)

                                                   YEAR ENDED DECEMBER 31,
                                                 -----------------------------
                                                   1993      1992       1991
                                                 --------  ---------  --------
                                                  (IN THOUSANDS EXCEPT PER
                                                       SHARE AMOUNTS)
Operating Revenues (note 1):
 Electric....................................... $589,728  $ 596,323  $568,486
 Gas............................................  271,087    243,159   277,069
 Water..........................................   13,063     12,471    11,613
                                                 --------  ---------  --------
    Total operating revenues....................  873,878    851,953   857,168
                                                 --------  ---------  --------
Operating Expenses:
 Fuel and purchased power (note 1)..............  140,674    177,325   164,711
 Gas purchased for resale.......................  125,940     98,517   131,479
 Other operation expenses.......................  274,023    273,141   282,418
 Maintenance and repairs........................   56,821     54,309    52,229
 Depreciation and amortization..................   77,326     79,256    76,053
 Taxes, other than income taxes.................   40,089     40,579    39,214
 Income taxes (note 5)..........................   25,721     16,891    13,811
                                                 --------  ---------  --------
    Total operating expenses....................  740,594    740,018   759,915
                                                 --------  ---------  --------
Operating income................................  133,284    111,935    97,253
                                                 --------  ---------  --------
Other Income and Deductions:
 Allowance for equity funds used during
  construction..................................       --         68     1,105
 Write-down of PVNGS Unit 3 and the provision
  for loss associated with the M-S-R power
  purchase contract (note 2)....................       --   (221,324)       --
 Write-down of PVNGS Units 1 and 2 leases,
  regulatory assets and other deferred costs
  (note 2)...................................... (178,954)        --        --
 Other..........................................  (12,792)   (28,895)  (13,284)
 Income tax benefit (note 5)....................   82,799    107,371     3,618
                                                 --------  ---------  --------
    Net other income and deductions............. (108,947)  (142,780)   (8,561)
                                                 --------  ---------  --------
    Income (loss) before interest charges.......   24,337    (30,845)   88,692
                                                 --------  ---------  --------
Interest Charges:
  Interest on long-term debt....................   72,525     63,826    59,928
  Other interest charges........................   13,719     10,735     7,608
  Allowance for borrowed funds used during
   construction.................................     (421)    (1,151)   (1,804)
                                                 --------  ---------  --------
    Net interest charges........................   85,823     73,410    65,732
                                                 --------  ---------  --------
Net Earnings (Loss).............................  (61,486)  (104,255)   22,960
Preferred Stock Dividend Requirements...........    6,829      7,105     9,474
                                                 --------  ---------  --------
Net Earnings (Loss) Available for Common Stock.. $(68,315) $(111,360) $ 13,486
                                                 ========  =========  ========
Average Number of Common Shares Outstanding.....   41,774     41,774    41,774
                                                 ========  =========  ========
Net Earnings (Loss) per Share of Common Stock... $  (1.64) $   (2.67) $   0.32
                                                 ========  =========  ========
Dividends Paid per Share of Common Stock........ $     --  $      --  $     --
                                                 ========  =========  ========

   The accompanying notes are an integral part of these financial statements.

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF RETAINED EARNINGS (DEFICIT)

                                                    YEAR ENDED DECEMBER 31,
                                                  -----------------------------
                                                    1993       1992      1991
                                                  ---------  ---------  -------
                                                        (IN THOUSANDS)
Balance at Beginning of Year..................... $ (52,533) $  60,189  $46,703
Net earnings (loss)..............................   (61,486)  (104,255)  22,960
Redemption of cumulative preferred stock.........        --     (1,362)      --
Dividends:
  Cumulative preferred stock.....................    (6,829)    (7,105)  (9,474)
  Common stock...................................        --         --       --
                                                  ---------  ---------  -------
Balance at End of Year........................... $(120,848) $ (52,533) $60,189
                                                  =========  =========  =======

   The accompanying notes are an integral part of these financial statements.

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                            DECEMBER 31,
                                                        ----------------------
                                                           1993        1992
                        ASSETS                          ----------  ----------
                                                           (IN THOUSANDS)
Utility Plant, at original cost except PVNGS Unit 3
 and the 22% beneficial interests in PVNGS Units 1 & 2
 leases (notes 1, 2, 3 and 7):
 Electric plant in service............................  $1,789,100  $1,985,197
 Gas plant in service.................................     511,527     485,637
 Water plant in service...............................      54,325      55,819
 Common plant in service..............................      47,581      36,510
 Plant held for future use............................         375       1,258
                                                        ----------  ----------
                                                         2,402,908   2,564,421
 Less accumulated depreciation and amortization.......     846,234     812,737
                                                        ----------  ----------
                                                         1,556,674   1,751,684
 Construction work in progress........................     109,333      87,547
 Nuclear fuel, net of accumulated amortization of
  $30,425 and $25,476.................................      37,925      37,830
                                                        ----------  ----------
   Net utility plant..................................   1,703,932   1,877,061
                                                        ----------  ----------
Other Property and Investments:
 Non-utility property, at cost, net of accumulated
  depreciation, partially pledged.....................       6,489       9,369
 Other investments, at cost, partially pledged........      27,477      31,683
                                                        ----------  ----------
   Total other property and investments...............      33,966      41,052
                                                        ----------  ----------
Current Assets:
 Cash.................................................      20,510      21,080
 Temporary investments, at cost.......................      47,850         185
 Receivables..........................................     147,223     135,847
 Income taxes receivable..............................      10,400       9,225
 Fuel, materials and supplies, at average cost........      48,086      51,308
 Gas in underground storage, at average cost..........       8,599       9,014
 Other current assets.................................      11,347       7,039
                                                        ----------  ----------
   Total current assets...............................     294,015     233,698
                                                        ----------  ----------
Deferred charges......................................     180,276     223,771
                                                        ----------  ----------
                                                        $2,212,189  $2,375,582
                                                        ==========  ==========
            CAPITALIZATION AND LIABILITIES
Capitalization (note 3):
 Common stock equity:
 Common stock outstanding--41,774,083 shares..........  $  208,870  $  208,870
 Additional paid-in capital...........................     470,149     470,149
 Excess pension liability, net of tax (note 6)........      (2,795)         --
 Retained earnings (deficit) since January 1, 1989....    (120,848)    (52,533)
                                                        ----------  ----------
   Total common stock equity..........................     555,376     626,486
 Cumulative preferred stock without mandatory
  redemption requirements.............................      59,000      59,000
 Cumulative preferred stock with mandatory redemption
  requirements........................................      24,386      25,700
 Long-term debt, less current maturities..............     957,622     911,252
                                                        ----------  ----------
   Total capitalization...............................   1,596,384   1,622,438
                                                        ----------  ----------
Current Liabilities:
 Short-term debt......................................          --      51,550
 Accounts payable.....................................     116,905     170,644
 Current maturities of long-term debt (note 3)........      18,903      13,524
 Accrued interest and taxes...........................      29,992      29,361
 Other current liabilities............................      51,364      36,596
                                                        ----------  ----------
   Total current liabilities..........................     217,164     301,675
                                                        ----------  ----------
Deferred Credits:
 Accumulated deferred investment tax credits (note
  5)..................................................      78,462      86,783
 Accumulated deferred income taxes (note 5)...........      47,283      98,141
 Other deferred credits...............................     272,896     266,545
                                                        ----------  ----------
   Total deferred credits.............................     398,641     451,469
                                                        ----------  ----------
Commitments and Contingencies (notes 2 and 6 through
 11)..................................................  $2,212,189  $2,375,582
                                                        ==========  ==========

   The accompanying notes are an integral part of these financial statements.

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                  YEAR ENDED DECEMBER 31,
                                                ------------------------------
                                                  1993        1992      1991
                                                ---------  ----------  -------
                                                       (IN THOUSANDS)
Cash Flows From Operating Activities:
 Net earnings (loss)..........................  $(61,486)  $(104,255)  $22,960
 Adjustments to reconcile net earnings (loss)
  to net cash flows from operating activities:
   Depreciation and amortization..............     95,415     100,510   97,226
   Allowance for equity funds used during
    construction..............................         --         (68)  (1,105)
   Accumulated deferred investment tax credit.     (8,321)    (21,390)  (8,323)
   Accumulated deferred income tax............    (63,393)    (88,664)  25,539
   Write-down of PVNGS Unit 3 and the
    provision for loss associated
    with the M-S-R power purchase contract....         --     221,324       --
   Gain on sale of utility property...........     (7,350)         --       --
   Gain on sale of other property and
    investments...............................    (12,394)         --   (4,346)
   Write-down of PVNGS Units 1 and 2 leases,
    regulatory assets and other deferred
    costs.....................................    178,954          --       --
   Changes in certain assets and liabilities:
     Receivables..............................    (12,551)    (29,224)    (787)
     Fuel, materials and supplies.............      3,222         621   (3,916)
     Deferred charges.........................     20,936     (31,427) (27,312)
     Accounts payable.........................    (53,973)     13,671   29,592
     Accrued interest and taxes...............        631        (155)  (1,401)
     Deferred credits.........................     (7,137)     38,997  (17,372)
     Other....................................     10,571      10,654   (2,602)
   Other, net.................................     14,181       7,612   (1,110)
                                                ---------  ----------  -------
     Net cash flows from operating activities.     97,305     118,206  107,043
                                                ---------  ----------  -------
Cash Flows From Investing Activities:
 Utility plant additions......................   (100,784)    (95,009) (79,894)
 Palo Verde lease purchase....................         --     (17,523)      --
 Utility plant sales..........................     49,302          --       --
 Other property additions.....................     (2,554)     (8,564)  (6,827)
 Other property sales.........................     19,912          68   15,878
 Temporary investments, net...................    (47,665)      3,920   (2,061)
                                                ---------  ----------  -------
     Net cash flows from investing activities.    (81,789)   (117,108) (72,904)
                                                ---------  ----------  -------
Cash Flows From Financing Activities:
 Redemptions and repurchases of preferred
  stock.......................................       (600)    (19,067)  (3,462)
 Bond refinancing costs.......................     (8,960)         --       --
 Proceeds from asset securitization...........     60,475          --       --
 Repayments of long-term debt.................     (8,842)     (2,456) (12,938)
 Net increase (decrease) in short-term debt...    (51,550)     38,550   (2,000)
 Dividends paid...............................     (6,609)     (7,750)  (9,622)
                                                ---------  ----------  -------
     Net cash flows from financing activities.    (16,086)      9,277  (28,022)
                                                ---------  ----------  -------
Increase (Decrease) in Cash...................       (570)     10,375    6,117
Cash at Beginning of Period...................     21,080      10,705    4,588
                                                ---------  ----------  -------
Cash at End of Year...........................  $  20,510  $   21,080  $10,705
                                                =========  ==========  =======
Supplemental cash flow disclosures:
 Interest paid................................  $  83,248  $   72,630  $66,200
                                                =========  ==========  =======
 Income taxes paid............................  $  13,978  $   11,848  $ 2,065
                                                =========  ==========  =======

Supplemental schedule of noncash investing and financing activities:
  On September 2, 1992, the Company acquired approximately 22% of the lessors' interests in the PVNGS Units 1 and 2 leases. In conjunction with the acquisition, long-term debt was recorded as follows:
   Utility plant acquired.....................             $  158,282
   Cash paid for beneficial interests and
    transaction costs.........................                (17,523)
                                                           ----------
   Long-term debt recorded....................             $ (140,759)
                                                           ==========

  Cash consists of currency on hand and demand deposits.
   The accompanying notes are an integral part of these financial statements.

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF CAPITALIZATION

                                                                  DECEMBER 31,
                                                              ----------------------
                                                                 1993        1992
                                                              ----------  ----------
                                                                 (IN THOUSANDS)
Common Stock Equity (note 3):
  Common Stock, par value $5 per share......................  $  208,870  $  208,870
  Additional paid-in capital................................     470,149     470,149
  Excess pension liability, net of tax (note 6).............      (2,795)         --
  Retained earnings (deficit) since January 1, 1989.........    (120,848)    (52,533)
                                                              ----------  ----------
    Total common stock equity...............................     555,376     626,486
                                                              ----------  ----------
                                      SHARES        CURRENT
                          STATED  OUTSTANDING AT   REDEMPTION
                          VALUE  DECEMBER 31, 1993   PRICE
                          ------ ----------------- ----------
Cumulative Preferred
 Stock (note 3):
  Without mandatory redemption
   requirements:
    1965 Series, 4.58%..   $100       130,000       $102.00       13,000      13,000
    8.48% Series........    100       200,000        100.00       20,000      20,000
    8.80% Series........    100       260,000        100.00       26,000      26,000
                                      -------                 ----------  ----------
                                      590,000                     59,000      59,000
                                      =======                 ----------  ----------
  With mandatory redemption
   requirements:
    8.75% Series........    100       256,861        102.90       25,686      26,286
    Redeemable within
     one year...........               13,000                      1,300         586
                                      -------                 ----------  ----------
                                      243,861                     24,386      25,700
                                      -------                 ----------  ----------
Long-Term Debt (note 3):

ISSUE AND FINAL MATURITY          INTEREST RATES
- ------------------------         -----------------
  First mortgage bonds:
    1997................                    5 7/8%                15,400      15,551
    1999 through 2002...         7 1/4% to  8 1/8%                44,639      44,978
    2004 through 2007...         8 1/8% to 10 1/8%                92,461      92,766
    2008................                        9%                57,386      57,386
    Pollution control
     revenue bonds:
    1993 through 2023...            5.9% to 7 3/4%               537,045     437,045
    2022................           Variable rate                  37,300      37,300
                                                              ----------  ----------
      Total first
       mortgage bonds...                                         784,231     685,026
  Pollution control
   revenue bonds:
    2003 through 2013...            10% to 10 1/4%                    --     100,000
  Lease obligation bonds
   of First PV Funding
   Corporation:
    1996 through 2016...            8.95% to 10.3%               137,164     140,759
  Asset securitization..                                          56,137          --
  Other, including
   unamortized premium
   and (discount).......                                          (1,007)     (1,009)
                                                              ----------  ----------
    Total long-term
     debt...............                                         976,525     924,776
  Less current
   maturities...........                                          18,903      13,524
                                                              ----------  ----------
    Long-term debt, less
     current maturities.                                         957,622     911,252
                                                              ----------  ----------
Total Capitalization....                                      $1,596,384  $1,622,438
                                                              ==========  ==========

   The accompanying notes are an integral part of these financial statements.

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1993, 1992 AND 1991

(1)SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Systems of Accounts

  The Company maintains its accounts for utility operations primarily in accordance with the uniform systems of accounts prescribed by the Federal Energy Regulatory Commission ("FERC") and the National Association of Regulatory Utility Commissioners ("NARUC"), and adopted by the New Mexico Public Utility Commission ("NMPUC").

 Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and subsidiaries in which it owns a majority voting interest. All significant intercompany transactions and balances have been eliminated.

 Utility Plant

  Utility plant, with the exception of Palo Verde Nuclear Generating Station ("PVNGS") Unit 3 and the Company's purchased 22% beneficial interests in the PVNGS Units 1 and 2 leases, is stated at original cost, which includes capitalized payroll-related costs such as taxes, pension and other fringe benefits, administrative costs and an allowance for funds used during construction ("AFUDC"). Utility plant includes certain electric assets not subject to NMPUC regulation. The results of operations of such electric assets are included in operating income. (See note 2.)

  It is Company policy to charge repairs and minor replacements of property to maintenance expense and to charge major replacements to utility plant. Gains or losses resulting from retirements or other dispositions of operating property in the normal course of business are credited or charged to the accumulated provision for depreciation.

 Depreciation and Amortization

  Provision for depreciation and amortization of utility plant is made at annual straight-line rates approved by the NMPUC. The average rates used are as follows:

                                          1993  1992  1991
                                          ----  ----  ----
           Electric plant................ 2.98% 2.94% 2.90%
           Gas plant..................... 3.12% 2.91% 3.13%
           Water plant................... 2.62% 2.62% 2.58%
           Common plant.................. 4.90% 4.92% 6.53%

  The provision for depreciation of certain equipment is charged to clearing accounts and subsequently allocated to operating expenses or construction projects based on the use of the equipment.

  Depreciation of non-utility property is computed on the straight-line method. Amortization of nuclear fuel is computed based on the units of production method.

 Allowance for Funds Used During Construction

  As provided by the uniform systems of accounts, AFUDC, a noncash item, is charged to utility plant. AFUDC represents the cost of borrowed funds (allowance for borrowed funds used during construction) and

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        DECEMBER 31, 1993, 1992 AND 1991

(1)SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED) a return on other funds (allowance for equity funds used during construction). The Company capitalizes AFUDC on construction work in progress and nuclear fuel in the process of enrichment to the extent allowed by regulatory commissions. With the January 11, 1993 announcement, the Company determined that beginning with the fourth quarter of 1992, it would suspend recording AFUDC on construction work in progress pending the outcome of the framework filing (see note 2). The Company did record AFUDC on nuclear fuel in process during this time.

  AFUDC is computed using the maximum rate permitted by the FERC. The total AFUDC rates used were 4.37%, 5.27%, and 8.96% for 1993, 1992 and 1991, respectively, compounded semi-annually.

 Fuel, Purchased Power and Gas Purchase Costs

  The Company uses the deferral method of accounting for the portion of base fuel costs (defined as fuel costs plus net purchased power costs less off-system sales revenues) and gas purchase costs which is reflected in subsequent periods under fuel and purchased power cost adjustment clauses and gas adjustment clauses. Future recovery of these costs is based on orders issued by the regulatory commissions.

 Amortization of Debt Discount, Premium and Expense

  Discount, premium and expense related to the issuance and retirement of long-term debt are amortized over the lives of the respective issues. Costs associated with retirement of long-term debt related to the Company's NMPUC jurisdictional customers were written off as part of the January 12, 1994 stipulation. (See note 2.)

 Income Taxes

  Certain revenue and expense items in the consolidated statement of earnings
(loss) are recorded for financial reporting purposes in years different from those in which they are recorded for income tax purposes. Customers under NMPUC jurisdiction are charged currently for the tax effects of certain of these differences (normalization). However, the income tax effects of certain other differences result in reductions of income tax expense for ratemaking purposes in the current year as required by the NMPUC (flow-through). This flow-through method is used primarily for minor differences between book and tax depreciation. A 1990 NMPUC order in an electric rate case required reversal of the flow-through treatment previously accorded the premiums on retirement of first mortgage bonds and losses on hedging transactions, and retroactively required tax normalization of these items. Additional tax normalization is required by generally accepted accounting principles ("GAAP") for all temporary differences not subject to NMPUC rate regulation.

  Deferred income taxes are recorded to reflect tax normalization using the liability method. Deferred tax liabilities are computed using the enacted tax rates scheduled to be in effect when the temporary differences reverse. For regulated operations, any changes in tax rates applied to accumulated deferred income taxes may not be immediately recognized because of ratemaking and tax accounting provisions contained in the Tax Reform Act of 1986. For items accorded flow-through treatment under NMPUC orders, deferred income taxes and the future ratemaking effects of such taxes, as well as corresponding regulatory assets and liabilities, are recorded.

  Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of the liability method for

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        DECEMBER 31, 1993, 1992 AND 1991

(1)SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED) recording deferred income taxes on temporary differences between income tax and financial reporting using the enacted tax rates at which such differences are expected to reverse. The Company had previously adopted SFAS No. 96, which also required the use of the liability method. For that reason, the adoption of SFAS No. 109 had no material effect upon 1993 operating results.

  The Revenue Reconciliation Act of 1993, enacted in August of 1993, contains a provision which raises the corporate Federal income tax rate from 34 to 35 percent, retroactive to January 1, 1993. The effects of this change were recorded during 1993. Neither this nor any other provision of this Act is expected to have any material impact on the Company's financial condition or its results of operations.

 Change in Accounting for Unbilled Revenues

  Prior to January 1, 1992, the Company recognized utility revenues when billed. To provide a better matching of the Company's revenues from sales with the related costs, effective January 1, 1992, the Company changed its method of accounting to record estimated revenues from sales of utility services provided subsequent to monthly billing cycle dates but prior to the end of the accounting period. The cumulative effect of this accounting change as of January 1, 1992, net of taxes, was $12.7 million or $.30 per common share and was included in 1992 net earnings as a component of other income and deductions. The effect of the accounting change on 1992 net income, exclusive of the cumulative effect, was to increase net earnings and net earnings per common share by $1.7 million and $.04, respectively. Had the accrual method been applied in 1991, net earnings for that year would not have been materially different from that shown in the consolidated statement of earnings. The effect of this accounting change has resulted in a decrease in net earnings and net earnings per common share by $1.0 million and $.02, respectively, for the twelve months ended December 31, 1993.

(2)ELECTRIC OPERATIONS STIPULATION AND WRITE-OFFS

  On January 11, 1993, the Company announced specific actions which were determined to be necessary in order to accelerate the Company's preparation for the new challenges in the competitive electric energy market. Included in the announcement was the Company's intention to file a plan ("framework filing") with the NMPUC designed to lower electric prices by consolidating certain gas and electric functions, restructuring assets and reducing operation and maintenance expenses by $25 million annually. The Company separated the gas and electric customer service consolidation issues from the balance of the framework filing.

  In its January 11, 1993 announcement, the Company also stated its intention to dispose of excess electric generating capacity not needed by New Mexicans including, if possible, some or all of the Company's share of PVNGS. Excess electric generating capacity includes excluded capacity, as well as excess capacity which is currently in New Mexico jurisdictional rates and excess capacity associated with the firm-requirement wholesale customers. As of December 31, 1993, the Company's excluded capacity consists of 130 MW of PVNGS Unit 3, 80 MW of San Juan Generating Station ("SJGS") Unit 4 and the 105 MW M-S-R Public Power Agency ("M-S-R") power purchase contract. As a result of the Company's decision to attempt to sell PVNGS Unit 3, the Company estimated the net realizable value of PVNGS Unit 3 and the M-S-R power purchase contract and recorded an after-tax loss of $126.2 million at December 31, 1992. The Company continues to evaluate its estimate of such amounts on an on-going basis but currently does not anticipate additional write-downs or write-offs of PVNGS Unit 3 and the M-S-R power purchase contract. The Company continues to seek prospective buyers for the PVNGS units.

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        DECEMBER 31, 1993, 1992 AND 1991

(2)ELECTRIC OPERATIONS STIPULATION AND WRITE-OFFS--(CONTINUED)

  On January 12, 1994, the Company and the NMPUC staff and primary intervenor groups (the New Mexico Attorney General, the New Mexico Industrial Energy Consumers, the City of Albuquerque, the United States Executive Agencies and the New Mexico Retail Association) ("interested parties") entered into a stipulation ("stipulation") which addresses retail electric prices, generation assets and certain financial concerns of the Company. The Company filed the stipulation with the NMPUC, recommending that electric retail rates be reduced by $30 million. This reduction is accomplished primarily through the write-down of the 22% beneficial interests in the PVNGS Units 1 and 2 leases purchased by the Company, the write-off of certain regulatory assets and other deferred costs, the write-off of certain PVNGS Units 1 and 2 common costs and the Company's previously announced cost reduction efforts. In connection with the stipulation, the Company has charged approximately $108.2 million, after-tax, to the 1993 results of operations. Such after-tax charge resulted in the Company continuing to have a deficit in retained earnings as of December 31, 1993. As a result, the Company is unable to resume payment of dividends on its common stock. The Company evaluated the possibility of a quasi-reorganization but does not intend to implement a quasi-reorganization at this time.

  The stipulation is subject to NMPUC approval. The Company believes that the approval of the stipulation would result in a reduction of competitive risk and regulatory uncertainty. However, there can be no assurance that the stipulation will be approved by the NMPUC. If the stipulation is not approved in its entirety, unless otherwise agreed to by all interested parties, the stipulation shall be null and void.

  On January 3, 1994, the NMPUC issued an order establishing investigations of rates for both the Company and Southwestern Public Service Company ("SPS"). The order required the Company to file a general rate case no later than July 1, 1994. However, at the prehearing conference held on February 23, 1994, regarding the stipulation, the NMPUC vacated the requirements of its original request and will allow the stipulation to satisfy their requirements. Hearings on the stipulation have not been scheduled; however, the Company and interested parties are scheduled to file testimony on April 18, 1994. The NMPUC confirmed the oral rulings in a written order issued on March 7, 1994.

  On March 7, 1994, the Albuquerque City Council deadlocked on endorsing the Mayor's signing of the stipulation. The Company is currently unable to determine what impact, if any, the City Council's action might have on the stipulation. However, the Company remains committed to the process and will meet with the other parties who signed the stipulation to evaluate this new development. The Company believes that the stipulation will continue through the hearing process being established by the NMPUC.

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        DECEMBER 31, 1993, 1992 AND 1991

(3)CAPITALIZATION

  Changes in common stock, additional paid-in capital and cumulative preferred stock are as follows:

                                                              CUMULATIVE PREFERRED STOCK
                                                         -------------------------------------
                                                         WITHOUT MANDATORY   WITH MANDATORY
                                                            REDEMPTION         REDEMPTION
                             COMMON STOCK                  REQUIREMENTS       REQUIREMENTS
                         --------------------            ----------------- -------------------
                                              ADDITIONAL NUMBER  AGGREGATE  NUMBER   AGGREGATE
                         NUMBER OF  AGGREGATE  PAID-IN     OF     STATED      OF      STATED
                           SHARES   PAR VALUE  CAPITAL   SHARES    VALUE    SHARES     VALUE
                         ---------- --------- ---------- ------- --------- --------  ---------
                                                (DOLLARS IN THOUSANDS)
Balance at December 31,
 1990................... 41,774,083 $208,870   $469,688  590,000  $59,000   629,163   $45,581
 Redemption of preferred
  stock.................         --       --        135       --       --   (12,642)   (1,264)
 Redemption within one
  year..................         --       --         --       --       --  (346,700)  (17,335)
                         ---------- --------   --------  -------  -------  --------   -------
Balance at December 31,
 1991................... 41,774,083  208,870    469,823  590,000   59,000   269,821    26,982
 Redemption of preferred
  stock.................         --       --        326       --       --    (6,960)     (696)
 Redemption within one
  year..................         --       --         --       --       --    (5,861)     (586)
                         ---------- --------   --------  -------  -------  --------   -------
Balance at December 31,
 1992................... 41,774,083  208,870    470,149  590,000   59,000   257,000    25,700
 Redemption of preferred
  stock.................         --       --         --       --       --      (139)      (14)
 Redemption within one
  year..................         --       --         --       --       --   (13,000)   (1,300)
                         ---------- --------   --------  -------  -------  --------   -------
Balance at December 31,
 1993................... 41,774,083 $208,870   $470,149  590,000  $59,000   243,861   $24,386
                         ========== ========   ========  =======  =======  ========   =======

 Common Stock

  The number of authorized shares of common stock with par value of $5 per share is 80 million shares.

  The payment of cash dividends on the common stock of the Company is subject to certain restrictions, including those contained in the Company's mortgage indenture, which effectively prevent the payment of dividends on common stock unless the Company has positive retained earnings. The Company's board of directors, which reviews the Company's dividend policy on a continuing basis, has not declared dividends on its common stock since January 1989. As of December 31, 1993, the Company had a deficit in retained earnings of $120.8 million and is, therefore, currently unable to resume payment of dividends on its common stock. The resumption of common dividends is dependent upon a number of factors including the outcome of the stipulation discussed in note 2, earnings and financial condition of the Company and market conditions.

 Cumulative Preferred Stock

  The number of authorized shares of cumulative preferred stock is 10 million shares. The earnings tests in the Company's Restated Articles of Incorporation currently restrict the issuance of preferred stock.

  The Company, upon 30 days notice, may redeem the cumulative preferred stock at stated redemption prices plus accrued and unpaid dividends. Redemption prices are at reduced premiums in future years. On February 10, 1992, the Company redeemed all 346,700 shares of its Cumulative Preferred Stock, 12.52% series, $50.00 stated value at a redemption price of $52.97 per share plus accrued and unpaid dividends.

  The Company evaluated its ability to continue paying dividends on its preferred stock under restrictions imposed by the Federal Power Act due to the Company's negative retained earnings. By letter dated April 7, 1993, the Company advised the FERC staff of the Company's position that payment of preferred stock dividends would not be in violation of the Federal Power Act. As a result, the Company continued to declare and pay dividends on its preferred stock on scheduled dates.

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        DECEMBER 31, 1993, 1992 AND 1991

(3)CAPITALIZATION--(CONTINUED)

  Mandatory redemption requirements for 1994 through 1998 are $1.3 million annually. During any period that the Company is unable to pay preferred dividends, if that should occur, the Company would be prohibited by its Articles of Incorporation from making future mandatory redemption payments.

 Long-Term Debt

  Substantially all utility plant is pledged to secure the Company's first mortgage bonds. A portion of certain series of long-term debt will be redeemed serially prior to their due dates. The issuance of first mortgage bonds by the Company is subject to earnings coverage and bondable property provisions of the Company's first mortgage indenture. The Company has the capability under the mortgage indenture, without regard to the earnings test but subject to other conditions, to issue first mortgage bonds on the basis of certain previously retired bonds.

  In November 1992, pollution control revenue refunding bonds, 1992 Series A, in the principal amount of $37.3 million, were issued. Such bonds are supported by a letter of credit ("LOC") and are collaterally secured by certain first mortgage bonds issued by the Company. The LOC will expire on November 26, 1995, unless extended or renewed, and prior thereto may be terminated or replaced by an alternate LOC or alternate security. As the Company believes it has the ability to extend the LOC, the $37.3 million is not included in the aggregate maturities.

  The aggregate amounts (in thousands) of maturities for 1994 through 1998 on long-term debt outstanding at December 31, 1993 (including estimates of remittance of collections for the Asset Securitization discussed below) are as follows:

      1994.............................................................. $18,903
      1995.............................................................. $20,608
      1996.............................................................. $21,090
      1997.............................................................. $37,582
      1998.............................................................. $12,432

  On August 3, 1993, the Company received $60 million from the securitization relating to amounts being recovered from gas customers relating to certain gas contract settlements. Proceeds were used to pay down short-term debt. Pollution control revenue bonds totaling $182 million and EIP Secured Facility Bonds totaling $51.3 million were refunded and replaced during 1993. The refundings will provide pre-tax interest savings of approximately $5.5 million per year and $.4 million in reduced lease payments.

 Fair Value of Financial Instruments

  Effective January 1, 1992, the Company adopted SFAS No. 107, Disclosures about Fair Value of Financial Instruments, which requires the disclosure of the fair value of all financial instruments. As of December 31, 1993, the fair value of the Company's long-term debt and preferred stock (including current maturities) is estimated to be approximately $986 million and $75 million, respectively, based on market quotes obtained from the Company's investment bankers.

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        DECEMBER 31, 1993, 1992 AND 1991

(4)REVOLVING CREDIT FACILITY AND OTHER CREDIT FACILITIES

  At December 31, 1993, the Company had a $100 million secured revolving credit facility (the "Facility") with the expiration date of June 13, 1995. The Company must pay commitment fees of .5% per year on the total amount of the Facility. The Company also has a $40 million credit facility, collaterialized by the Company's electric customer account receivable (the "Accounts Receivable Securitization"). Such credit facility has a term of five years. Together with $11 million in local lines of credit, the Company has $151 million in liquidity arrangements. As of December 31,1993, there were no borrowings outstanding under the Facility, the Accounts Receivable Securitization or any of the local lines of credit.

(5)INCOME TAXES

  Income taxes consist of the following components:

                                                    1993      1992      1991
                                                  --------  ---------  -------
                                                        (IN THOUSANDS)
Current Federal income tax......................  $ 12,502  $  19,285  $  (436)
Current State income tax........................        --      3,292        4
Deferred Federal income tax.....................   (52,827)   (76,808)  16,494
Deferred State income tax.......................    (8,433)   (14,859)   2,453
Investment tax credit carryforward..............        --      1,036   (2,240)
Amortization of accumulated investment tax cred-
 its............................................    (5,036)    (6,113)  (6,082)
Recognition of accumulated deferred investment
 tax credits relating to PVNGS Unit 3 (1992) and
 other utility property (1993)..................    (3,284)   (16,313)      --
                                                  --------  ---------  -------
  Total income taxes............................  $(57,078) $ (90,480) $10,193
                                                  ========  =========  =======
Charged to operating expenses...................  $ 25,721  $  16,891  $13,811
Charged (credited) to other income and deduc-
 tions..........................................   (82,799)  (107,371)  (3,618)
                                                  --------  ---------  -------
  Total income taxes............................  $(57,078) $ (90,480) $10,193
                                                  ========  =========  =======

  The Company's provision for income taxes differed from the Federal income tax computed at the statutory rate for each of the years shown. The differences are attributable to the following factors:

                                                     1993      1992     1991
                                                   --------  --------  -------
                                                        (IN THOUSANDS)
Federal income tax at statutory rates............. $(41,497) $(66,210) $11,272
Investment tax credits............................   (5,036)   (6,113)  (6,082)
Depreciation of flow-through items................    1,719     2,027    2,367
Gains on the sale and leaseback of PVNGS Units 1
 and 2............................................     (514)     (491)    (491)
Reversal of basis difference resulting from sale
 of investment....................................       --        --    1,328
State income tax..................................   (5,585)   (9,249)   1,582
Write-down of PVNGS Unit 3........................       --    (9,529)      --
Gain on sale of utility property..................   (3,169)       --       --
Federal income tax rate change to 35%.............   (2,527)       --       --
Other.............................................     (469)     (915)     217
                                                   --------  --------  -------
  Total income taxes.............................. $(57,078) $(90,480) $10,193
                                                   ========  ========  =======

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        DECEMBER 31, 1993, 1992 AND 1991

(5)INCOME TAXES--(CONTINUED)
  Deferred income taxes result from certain differences between the recognition of income and expense for tax and financial reporting purposes, as described in note 1. The major sources of these differences for which deferred taxes have been provided and the tax effects of each are as follows:

                                                     1993      1992     1991
                                                   --------  --------  -------
                                                        (IN THOUSANDS)
Deferred fuel costs............................... $  4,549  $ 10,938  $ 6,380
Depreciation and cost recovery....................   17,668    14,632   14,489
Write-down of PVNGS Unit 3........................       --   (62,259)      --
Loss provision for the M-S-R power purchase con-
 tract............................................    6,335   (15,464)      --
Contributions in aid of construction..............   (4,491)   (2,435)  (1,932)
Unbilled revenues.................................       --    11,136   (2,036)
Alternative minimum tax in excess of regular tax..  (13,808)      526    2,696
Net operating losses utilized (carryforward)......   15,067   (38,565)   4,066
PVNGS decommissioning.............................   (3,962)   (2,925)    (652)
Write-down of interests in PVNGS Units 1 and 2....  (51,585)       --       --
Hedge loss write-off..............................   (3,908)       --       --
Loss on reacquired debt write-off.................   (5,561)       --       --
Gain on sale of utility property..................  (11,321)       --       --
Contribution to 401(h) plan.......................   (3,226)       --       --
PVNGS decontamination.............................       --    (2,590)      --
Reserve for litigation............................   (1,979)       --       --
Other.............................................   (5,038)   (4,661)  (4,064)
                                                   --------  --------  -------
  Total deferred taxes provided................... $(61,260) $(91,667) $18,947
                                                   ========  ========  =======

  The gross accumulated deferred income tax liability as of December 31, 1993 was $303.9 million and consisted principally of $265.1 million relating to accelerated tax depreciation. The gross accumulated deferred income tax asset was $256.6 million, the largest element of which was $84.4 million relating to unutilized net operating loss carryforwards, the balance being comprised primarily of numerous items previously recognized as expenses for financial accounting purposes which had not been deducted for tax purposes. In addition, the balance of deferred income taxes at December 31, 1993 includes amounts for temporary differences related to deferred gains on sale and leaseback transactions, settlements of gas contract disputes, deferred investment tax credits and regulatory assets and liabilities.

  At December 31, 1993, the Company had net operating loss carryforwards for Federal income tax purposes of $21.6 million, $133.9 million, $15.1 million, and $46.6 million which expire in 2003, 2004, 2005 and 2007, respectively. For purposes of New Mexico state income tax, these carryforwards, if unused, would expire in 2003, 2004, 2005 and 1997, respectively. New Mexico law provides a five-year carryforward for all net operating losses incurred after 1990. The Company anticipates that all of these carryforwards will be fully utilized before expiration, and the financial statements reflect that expectation.

  The application of SFAS No. 109 to regulated enterprises results in the creation of regulatory assets and liabilities. At December 31, 1993 and 1992, deferred charges included regulatory assets of $75.2 million and $65.9 million, respectively, and deferred credits included regulatory liabilities of $69.9 million and $73.1 million, respectively.

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        DECEMBER 31, 1993, 1992 AND 1991

(5)INCOME TAXES--(CONTINUED)
  The Company defers investment tax credits related to utility assets and amortizes them over the estimated useful lives of those assets. Investment tax credits related to non-utility assets have been flowed through in earlier years.

  In 1993, the Company reached a settlement with the Internal Revenue Service regarding income taxes for the years 1990 through 1991. The primary effect of the settlement is an acceleration of certain previously deferred items into current income tax expense.

(6)EMPLOYEE AND POST-EMPLOYMENT BENEFITS

 Pension Plan

  The Company and its subsidiaries have a pension plan covering substantially all of their employees, including officers. The plan is non-contributory and provides for benefits to be paid to eligible employees at retirement based primarily upon years of service with the Company and their average of highest annual base salary for three consecutive years. The Company's policy is to fund actuarially-determined contributions. Contributions to the plan reflect benefits attributed to employees' years of service to date and also for services expected to be provided in the future. Plan assets primarily consist of common stock, fixed income securities (United States government obligations), cash equivalents and real estate.

  The components of pension cost (in thousands) are as follows:

                                                     1993      1992      1991
                                                   --------  --------  --------
Service cost...................................... $  7,263  $  7,701  $  6,027
Interest cost.....................................   16,849    15,537    13,204
Actual return on plan assets......................  (18,148)   (7,547)  (35,903)
Asset gain deferred (amortized)...................     (167)  (10,466)   20,422
Other.............................................     (711)   (1,130)   (1,130)
                                                   --------  --------  --------
Net periodic pension cost.........................    5,086     4,095     2,620
Curtailment loss..................................    1,657        --        --
                                                   --------  --------  --------
Total pension expense............................. $  6,743  $  4,095  $  2,620
                                                   ========  ========  ========

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        DECEMBER 31, 1993, 1992 AND 1991

(6)EMPLOYEE AND POST-EMPLOYMENT BENEFITS--(CONTINUED)

  The following sets forth the plan's funded status and amounts (in thousands) at December 31, 1993 and 1992:

                                                              1993      1992
                                                            --------  --------
Vested benefits............................................ $205,909  $160,304
Non-vested benefits........................................    8,191     6,222
                                                            --------  --------
Accumulated benefit obligation.............................  214,100   166,526
Effect of future compensation levels.......................   44,500    38,420
                                                            --------  --------
Projected benefit obligation...............................  258,600   204,946
Fair value of plan assets..................................  212,475   192,660
                                                            --------  --------
Projected benefit obligation in excess of assets...........   46,125    12,286
Unrecognized prior service cost............................     (282)     (364)
Net unrecognized loss from past experience different from
 assumed and the effects of changes in assumptions.........  (54,876)  (17,768)
Unamortized asset at transition, being amortized through
 the year 2002.............................................    9,306    10,470
Additional liability (unfunded accumulated benefits in ex-
 cess of accrued pension cost).............................    1,352        --
                                                            --------  --------
Accrued pension liability.................................. $  1,625  $  4,624
                                                            ========  ========

  The weighted average discount rate used to measure the projected benefit obligation was 7.0% for 1993 and 8.0% for 1992 and the expected long-term rate of return on plan assets was 9.0% for 1993 and 9.5% for 1992. The rate of increase in future compensation levels based on age-related scales was 4.1% for 1993 and 5.0% for 1992.

  As of December 31, 1993, the Company recognized $2.8 million, net of tax, as a separate component of common stock equity, for the amount of additional pension liability in excess of the unrecognized prior service cost in accordance with SFAS No. 87, Employers' Accounting for Pensions.

 Other Postretirement Benefits

  The Company adopted SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, effective January 1, 1993. The Company provides medical and dental benefits to eligible retirees. Currently, retirees are offered the same benefits as active employees after reflecting Medicare coordination. The components of postretirement benefit cost (in thousands) for 1993 are as follows:

Service cost........................................................... $ 1,175
Interest cost..........................................................   2,974
Actual return on plan assets...........................................     (56)
Transition obligation amortization.....................................   1,857
                                                                        -------
Net periodic postretirement benefit cost...............................   5,950
Curtailment loss.......................................................   4,295
                                                                        -------
Total postretirement benefit expense................................... $10,245
                                                                        =======

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        DECEMBER 31, 1993, 1992 AND 1991

(6)EMPLOYEE AND POST-EMPLOYMENT BENEFITS--(CONTINUED)

  The following sets forth the plan's funded status and amounts (in thousands) at December 31, 1993:

Accumulated benefit obligations for:
  Retirees............................................................ $24,007
  Fully eligible employees............................................   1,120
  Active employees....................................................  22,144
                                                                       -------
Accumulated benefit obligation........................................  47,271
Fair value of plan assets.............................................   2,118
                                                                       -------
Funded status......................................................... (45,153)
Net unrecognized loss.................................................   3,956
Unrecognized transition obligation (being amortized through the year
 2012)................................................................  34,525
                                                                       -------
Accrued postretirement liability...................................... $(6,672)
                                                                       =======

  Prior to 1993, the costs of these benefits were expensed on a pay-as-you-go basis. The cost of providing these benefits was $1,531,000 and $1,139,000 for 1992 and 1991, respectively. As of December 31, 1993, the discount rate used to measure the postretirement benefit obligation was 7.0% and the health care cost trend rate was 6%. The effect of a 1% increase in the health care trend rate assumption would increase the accumulated postretirement benefit obligation as of December 31, 1993 by approximately $10.2 million and the aggregate service and interest cost components of net periodic postretirement benefit cost for 1993 by approximately $1.0 million. On December 20, 1993, the NMPUC issued a final order in a NMPUC case regarding an inquiry into SFAS No. 106. In its final order, the NMPUC adopted a policy which provides for accrual accounting for the postretirement benefit costs, funding requirements into an irrevocable trust and specific reporting for the benefit costs in future rate cases. The order also provides for specific waiver provisions with respect to the external trust funding requirements and a deferral of the benefit costs in excess of the pay-as-you-go basis. The Company has requested recovery of the full accrual amount of SFAS No. 106 expense in the stipulation for its electric business unit (see note 2). The Company will address the recovery of the amounts related to the gas business unit in a future rate case. The Company currently intends to fund the full amount of these costs in 1994.

 Employee Stock Ownership Plan

  Effective January 1, 1989, the Company adopted an Employee Stock Ownership Plan covering substantially all of its employees. Under the plan, the Company makes cash contributions which are utilized to purchase the Company's common stock on the open market. Contributions to the plan were approximately $5.3 million in 1989. No contributions or accruals were made in 1990, 1991 and 1992 and effective March 1, 1993, the plan has been cancelled.

 Performance Stock Plan

  As approved by the Company's shareholders on May 25, 1993, the Company adopted a nonqualified stock option plan (Performance Stock Plan) covering a group of management employees. Under the terms of the plan which became effective on July 1, 1993, options to purchase shares of the Company's common stock are granted with an exercise price equal to the fair market value of the stock at the date of grant. On July 1, 1993, the Company granted 370,000 shares to the covered employees under the plan at an exercise price of

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        DECEMBER 31, 1993, 1992 AND 1991

(6)EMPLOYEE AND POST-EMPLOYMENT BENEFITS--(CONTINUED)
$13.75 per share. The remaining 1,630,000 shares approved under the plan are reserved for future grants. Options may be exercised following vesting as described in the plan. Currently no options are eligible for exercise.

 Executive Retirement Program

  In addition, the Company had an executive retirement program for a group of management employees. The program was intended to attract, motivate and retain key management employees. The Company's projected benefit obligation for this program, as of December 31, 1993, was $18.5 million, of which the accumulated and vested benefit obligation was $17.4 million. In addition, in 1993, the Company recognized an additional liability of $7.2 million for the amount of unfunded accumulated benefits in excess of accrued pension costs. The net periodic pension cost for 1993, 1992 and 1991 was $2.1 million, $2.0 million and $1.8 million, respectively. In 1989, the Company established an irrevocable grantor trust in connection with the executive retirement program. Under the terms of the trust, the Company may, but is not obligated to, provide funds to the trust, which was established with an independent trustee, to aid it in meeting its obligations under such program. Funds in the amount of approximately $12.7 million (fair market value of $13.0 million) were provided to the trust in 1989. No additional funds have been provided to the trust.

(7)CONSTRUCTION PROGRAM AND JOINTLY-OWNED PLANTS

  It is estimated that the Company's construction expenditures for 1994 will be approximately $129 million, including expenditures on jointly-owned projects.

  The Company's proportionate share of expenses for the jointly-owned plants is included in operating expenses in the consolidated statement of earnings.

  At December 31, 1993, the Company's interest (including leasehold interests in PVNGS Units 1 and 2 for power entitlement) and investments in jointly-owned generating facilities are:

                                                         CONSTRUCTION
                                  PLANT IN  ACCUMULATED    WORK IN    COMPOSITE
       STATION (FUEL TYPE)        SERVICE   DEPRECIATION   PROGRESS   INTEREST
       -------------------        --------  ------------ ------------ ---------
                                            (IN THOUSANDS)
San Juan Generating Station
 (Coal).......................... $762,437    $285,818     $ 8,026      48.5%
Palo Verde Nuclear Generating
 Station (Nuclear)............... $174,873*   $ 28,159*    $17,556*     10.2%
Four Corners Generating Station
Units 4 and 5 (Coal)............. $114,230    $ 32,490     $ 3,324      13.0%

- --------
* Includes the Company's interest in PVNGS Unit 3, the Company's interest in common facilities for all PVNGS units and the 22% beneficial interests in PVNGS Units 1 and 2 leases purchased on September 2, 1992.

 San Juan Generating Station

  The Company operates and jointly owns SJGS. At December 31, 1993, SJGS Units 1 and 2 are owned on a 50% shared basis with Tucson Electric Power Company ("Tucson"), Unit 3 is owned 50% by the Company, 41.8% by Southern California Public Power Authority and 8.2% by Century Power Corporation ("Century"), (Century has agreed to sell its remaining 8.2% interest to Tri-State Generation and

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        DECEMBER 31, 1993, 1992 AND 1991

(7)CONSTRUCTION PROGRAM AND JOINTLY-OWNED PLANTS--(CONTINUED)
Transmission Association, Inc.). Unit 4 is owned 45.485% by the Company, 8.475% by the City of Farmington, 28.8% by M-S-R, 7.2% by the County of Los Alamos and 10.04% by the City of Anaheim, California.

  On May 27, 1993, the Company executed a purchase and participation agreement with Utah Associated Municipal Power Systems ("UAMPS") to sell not less than 6.024% (30 MW) and up to 8.03% (40 MW) undivided ownership interest in SJGS Unit 4. On September 1, 1993, the Company and UAMPS amended the purchase and participation agreement to establish the UAMPS purchase at 35 MW for approximately $40 million. On November 19, 1993, the Company filed an application with the NMPUC for approval of this sale. On January 21, 1994, the Company, the NMPUC staff, and the New Mexico Industrial Energy Consumers entered into a stipulation requesting approval of the sale. Hearings were held February 15, 1994, and the Company is awaiting a recommended decision. In addition, the Company made three filings with the FERC associated with the sale and has received approval on two and is awaiting the outcome of the remaining filing. Closing of the transaction will depend on the fulfillment of numerous closing conditions and will be subject to regulatory approvals from the NMPUC and the FERC. If approved, the Company anticipates that the closing of the sale will be in the first half of 1994.

 Palo Verde Nuclear Generating Station

  The Company has a 10.2% interest in PVNGS. Commercial operation commenced in 1986 for Unit 1 and Unit 2 and 1988 for Unit 3. In 1985 and 1986, the Company completed sale and leaseback transactions for its undivided interests in Units 1 and 2 and certain related common facilities.

  On September 2, 1992, the Company purchased approximately 22% of the beneficial interests in PVNGS Units 1 and 2 leases for approximately $17.5 million. For accounting purposes, this transaction was recorded as a purchase with the Company recording approximately $158.3 million as utility plant (written down to $46.7 million as a result of the stipulation, see note 2) and $140.8 million as long-term debt on the Company's consolidated balance sheet.

  The PVNGS participants have insurance for public liability payments resulting from nuclear energy hazards to the full limit of liability under Federal law. This potential liability is covered by primary liability insurance provided by commercial insurance carriers in the amount of $200 million and the balance by an industry wide retrospective assessment program. The maximum assessment per reactor under the retrospective rating program for each nuclear incident occurring at any nuclear power plant in the United States is approximately $79.3 million, subject to an annual limit of $10 million per incident. Based upon the Company's 10.2% interest in the three PVNGS units, the Company's maximum potential assessment per incident is approximately $24 million, with an annual payment limitation of $3 million. The insureds, under this liability insurance include the PVNGS participants and "any other person or organization with respect to his legal responsibility for damage caused by the nuclear energy hazard".

  The PVNGS participants maintain "all-risk" (including nuclear hazards) insurance for nuclear property damage to, and decontamination of, property at PVNGS in the aggregate amount of $2.75 billion as of January 1, 1994, a substantial portion of which must first be applied to stabilization and decontamination. The Company has also secured insurance against a portion of the increased cost of generation or purchased power resulting from certain accidental outages of any of the three PVNGS units if such outage exceeds 21 weeks.

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        DECEMBER 31, 1993, 1992 AND 1991

(7)CONSTRUCTION PROGRAM AND JOINTLY-OWNED PLANTS--(CONTINUED)

  The Company has a program for funding its share of decommissioning costs for PVNGS. Under this program, the Company will make a series of annual deposits to an external trust fund over the estimated useful life of each unit, and the trust funds are being invested under a plan which allows the accumulation of funds largely on a tax-deferred basis through the use of life insurance policies on certain current and former employees. The annual trust deposit, approved by the NMPUC in 1987, is currently $396,000 per unit. The NMPUC jurisdictional share of this amount related to PVNGS Units 1 and 2 is currently included in retail rates. The results of the 1992 decommissioning cost study indicate that the Company's share of the PVNGS decommissioning costs will be approximately $143.2 million, an increase from $94.2 million based on the previous study (both amounts are stated in 1993 dollars). Additional expense associated with the decommissioning cost increase has been included in the cost of service filed with the NMPUC in the stipulation (see note 2). The Company has determined that a supplemental investment program will be needed as a result of both the cost increase and the underperformance of the existing investment program. However, a supplemental funding program will not be established until clarification and/or possible revisions to a FERC order issued in October 1993 regarding restricted investment vehicles for nuclear decommissioning trusts are obtained. The market value of the existing trust at the end of 1993 was approximately $11.0 million, including cash surrender value of the insurance policies.

 El Paso Electric Company

  The Company owns or leases a 10.2% interest in PVNGS and owns a 13% interest in the Four Corners Power Plant ("Four Corners") Units 4 and 5, which are operated by Arizona Public Service Company ("APS"). El Paso Electric Company ("El Paso") owns or leases a 15.8% interest in PVNGS and owns a 7.0% interest in Four Corners Units 4 and 5.

  On January 8, 1992, El Paso filed a voluntary petition to reorganize under Chapter 11 of the United States Bankruptcy Code. On September 8, 1992, El Paso filed a plan of reorganization with the bankruptcy court, which was later amended pursuant to an October 26, 1992 filing with the court. On May 4, 1993, El Paso and Central and South West Corporation ("CSW") announced a plan for merger in connection with El Paso's Chapter 11 reorganization, under which El Paso would become a wholly-owned subsidiary of CSW. A modified amended El Paso--CSW plan and disclosure statement dated August 27, 1993 has been filed with the bankruptcy court and was approved December 8, 1993. In order for the merger to be implemented, CSW and El Paso must receive appropriate regulatory approvals, including approval of the NRC and the FERC. In the El Paso--CSW FERC proceedings, the Company has intervened to protect its interests relative to the various transmission issues raised by the El Paso--CSW filings. The Company's regulatory filings in the FERC proceeding address reliability and potential system impacts that may result to the Company from the merger. At this time the Company is unable to predict the result of these regulatory proceedings.

  In addition to approving the El Paso-CSW plan, the bankruptcy court approved the Cure and Assumption Agreement between El Paso and the PVNGS participants, which provides for (i) various mutual releases and (ii) the execution of a release by El Paso and any alleged claims regarding the 1989-90 PVNGS outages. All such releases will be effective on the effective date of the El Paso-CSW plan. The Cure and Assumption Agreement also provided for payment in full to the PVNGS participants of pre-petition monies owed by El Paso. El Paso has made the payment contingent upon its completion of the merger with CSW.

  The bankruptcy court also approved the assumption by El Paso of several wheeling agreements that El Paso and the Company agreed to extend as part of a 120 day transition agreement. In connection with the

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        DECEMBER 31, 1993, 1992 AND 1991

(7)CONSTRUCTION PROGRAM AND JOINTLY-OWNED PLANTS--(CONTINUED) assumptions, El Paso paid the Company approximately $2.3 million owed for pre and post-petition wheeling services. Although the transition agreement has expired by its terms, the parties have signed an agreement in principle for near-term and longer-term wheeling services. The agreement would provide El Paso with a total of 80 MW of transmission service until such time as El Paso installs a phase shifting transformer ("PST") which is expected to be late 1995. The agreement would provide El Paso with 20 MW of service after the PST is installed in exchange for payment by El Paso of proportional costs incurred by the Company for generation support of the transmission as well as wheeling charges. The Company and El Paso have also agreed to negotiate both near-term and longer-term operating procedures, which may include transfer by the Company of operating agent status for the Southern New Mexico Transmission System to El Paso. The Company will continue to retain its transmission rights (presently 75
MW) in southern New Mexico. The wheeling agreement will be subject to regulatory approval by the FERC and will also be reviewed by the NMPUC in connection with several regulatory filings of El Paso, both predating and in connection with the El Paso-CSW merger.

(8)LONG-TERM POWER CONTRACTS AND FRANCHISES

  The Company entered into contracts for the purchase of electric power. Under a contract with M-S-R, which expires in early 1995, the Company is obligated to pay certain minimum amounts and a variable component representing the expenses associated with the energy purchased and debt service costs associated with capital improvements. Total payments under this contract amounted to approximately $42 million for 1993, and approximately $40 million and $41 million for each of the years 1992 and 1991, respectively. The minimum payment for 1994 under this contract is $26.7 million, with a minimum of $9.0 million for the first four months of 1995, at which time this contract expires. The Company, based on the January 11, 1993 announcement, recorded a provision for loss associated with the M-S-R power purchase contract in its 1992 results of operation. (See note 2.)

  The Company has a long-term contract with SPS to purchase interruptible power which began in June 1991. Total payments under this contract amounted to approximately $10.8 million in 1993. Minimum payments under the contract amount to approximately $7.0 million for 1994 and approximately $11.7 million and $14 million for each of the years 1995 and 1996, respectively. In addition, the Company will be required to pay for any energy purchased under the contract. The amount of minimum payments after 1995 will depend on whether the Company exercises certain options to either reduce or increase its purchase obligations.

  The Company holds long-term, non-exclusive franchises of varying durations in all incorporated communities except for the City of Albuquerque (the "City"). The Company's non-exclusive electric service franchise with the City expired in early 1992. The franchise agreement provided for the Company's use of City property for electric service rights-of-way. The Company continues service to the area, which contributed 46.0% of the Company's total 1993 electric operating revenues. The absence of a franchise does not change the Company's right and obligation to serve those customers under state law. In November 1991, the NMPUC issued an order concluding, among other things, that the City could bid for services to its own facilities (Albuquerque municipal loads generated approximately $17 million, $16 million and $17 million in annual revenues for 1993, 1992 and 1991, respectively), but not for service to other customers. In reaching this conclusion, the NMPUC noted that New Mexico law reflects a legislative choice to vest the NMPUC with exclusive control over utility rates and services. The NMPUC also noted that the Company's obligation

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        DECEMBER 31, 1993, 1992 AND 1991

(8)LONG-TERM POWER CONTRACTS AND FRANCHISES--(CONTINUED) to serve its customers in Albuquerque will continue irrespective of whether the municipal franchise is renewed. The City appealed the NMPUC's order to the New Mexico Supreme Court ("Court") solely on the grounds of the City's authority to bid for rates for its citizens. On April 21, 1993, the Court issued its decision on the City's appeal of the NMPUC order. The Court ruled that a city can negotiate rates for its citizens in addition to its own facility uses. The Court also ruled that any contracts with utilities for electric rates are a matter of statewide concern and subject to approval, disapproval or modification by the NMPUC. In addition, the Court reaffirmed the NMPUC's exclusive power to designate providers of utility service within a municipality and confirmed that municipal franchises were not licenses to serve but rather to provide access to public rights-of-way.

  In 1992, representatives of the Company and the City met in attempts to resolve the franchise renewal issue. Currently, the franchise renewal meetings are in abeyance due to the City's interest in the outcome of the retail wheeling legislation which was introduced in the 1993 state legislative session. The Company continues to pay franchise fees to the City.

  During 1992, open access to transmission grids in the electric wholesale market, as mandated by the National Energy Policy Act, stimulated interest in the retail wheeling concept in New Mexico, resulting in the introduction of legislation in the 1993 New Mexico state legislature. On March 6, 1993, the New Mexico State Senate passed Senate Memorial 54, which calls for the concept of retail wheeling to be studied by the Integrated Resource Planning Committee, which is an interim legislative committee, with a report to be made to the 1995 legislature. The Company has been providing information for the study effort. The study is anticipated to be completed by December 1994.

(9)LEASE COMMITMENTS

  The Company classifies its leases in accordance with generally accepted accounting principles. The Company leases Units 1 and 2 of PVNGS, transmission facilities, office buildings and other equipment under operating leases. The aggregate lease payments for the PVNGS leases are $66.3 million per year over base lease terms expiring in 2015 and 2016. Prior to 1992, the aggregate lease payments for the PVNGS leases were $84.6 million per year over the base lease terms; however, this amount was reduced by the purchase of approximately 22% of the beneficial interests in the PVNGS Units 1 and 2 leases (see note 7). The 1992 aggregate lease payments for the PVNGS leases were approximately $76.4 million. Each PVNGS lease contains renewal and fair market value purchase options at the end of the base lease term. For regulatory purposes, these leases continue to be classified as operating leases and costs continue to be recovered in NMPUC jurisdictional rates.

  Future minimum operating lease payments (in thousands) at December 31, 1993 are:

      1994.......................................................... $   76,039
      1995..........................................................     76,550
      1996..........................................................     76,474
      1997..........................................................     76,402
      1998..........................................................     76,321
      Later years...................................................  1,254,248
                                                                     ----------
        Total minimum lease payments................................ $1,636,034
                                                                     ==========

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        DECEMBER 31, 1993, 1992 AND 1991

(9)LEASE COMMITMENTS--(CONTINUED)
  Operating lease expense, inclusive of PVNGS, was approximately $80.6 million in 1993, $91.1 million in 1992 and $96.8 million in 1991. The aggregate minimum payments to be received in future periods under noncancelable subleases are approximately $7.6 million.

(10)ENVIRONMENTAL ISSUES AND FOSSIL-FUELED PLANT DECOMMISSIONING COSTS

  The Company has evaluated the potential impacts of the following environmental issues. The Company believes, after consideration of established reserves, that the ultimate outcome of these environmental issues will not have a material adverse effect on the Company's financial condition or results of operations.

 Environmental Issues--Gas

  Comprehensive Environmental Response, Compensation and Liability Act
("CERCLA")

  Two CERCLA 104(e) orders were received from the United States Environmental Protection Agency ("EPA") in late December 1993 requesting information regarding shipment of wastes to the Lee Acres Landfill, located on Bureau of Land Management ("BLM") land near the city of Bloomfield in San Juan County, New Mexico. The landfill is currently listed on the National Priorities List as a superfund site. Gas Company of New Mexico, a division of the Company ("GCNM") and Sunterra Gas Gathering Company, a wholly-owned subsidiary of the Company ("Gathering Company") have assessed their records and other information to determine whether wastes were ever shipped from their facilities to the landfill during the period when they owned and operated the natural gas facilities. GCNM and Gathering Company's assessment indicated that no hazardous wastes or cause of such wastes were shipped from their facilities to the landfill during this time period. Nonetheless, GCNM and Gathering Company could be determined to be potentially responsible parties if the EPA determines GCNM and Gathering Company shipped wastes to the site, and could be asked or compelled to provide funds for site cleanup. GCNM and Gathering Company prepared and submitted their response to the EPA on March 8, 1994.

  Toxic Substances Control Act ("TSCA")

  TSCA requires manufacturers and importers of organic chemicals, including natural gas substances, to report a listing and quantity of certain toxic chemicals to the EPA every four years. Naturally occurring substances such as crude oil and unprocessed natural gas need not be reported. Due to the natural gas industry's interpretation on when unprocessed natural gas becomes a reportable substance, GCNM and Processing Company did not report TSCA substances to the EPA in prior reporting years 1986 and 1990. As a result of the EPA's clarification on the limited scope of the exemption, GCNM and Processing Company now have filed their reports for 1986 and 1990 and will report such substances to the EPA in the 1994 reporting year. The maximum penalty allowed under the statute is $25,000/day for every day the report has not been filed. The companies may be subject to administrative fines/penalties for their failure to report in 1986 and 1990.

  Gas Wellhead Pit Remediation

  Effective September 1992, the New Mexico Oil Conservation Division ("OCD") issued a ruling which affects GCNM and Gathering Company's natural gas gathering facilities located in the northwestern part of New Mexico. The ruling prohibits the further discharge of fluids associated with the production of natural gas into unlined open pits in certain areas, deemed environmentally sensitive due to their proximity to fresh water supplies. In addition to the cessation of the discharge of fluids, the ruling requires that GCNM and Gathering Company remediate the areas where discharges have contaminated fresh water supplies. GCNM has submitted generic closure plans for the pits, which have been approved by OCD and the BLM.

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        DECEMBER 31, 1993, 1992 AND 1991

(10)ENVIRONMENTAL ISSUES AND FOSSIL-FUELED PLANT DECOMMISSIONING COSTS-- (CONTINUED)

  Air Permits

  A recent environmental audit, associated with the Company's proposed sale of certain gas assets, brought to light certain discrepancies regarding required air permits associated with certain natural gas facilities. The audit identified a total of thirteen facilities containing discrepancies. The vast majority of the discrepancies are minor in nature and include discrepancies in record keeping, equipment identification and inaccurate information in air permit applications. The discrepancies at three of the facilities involve permit issuance and modification and are more serious in nature. The Company is subject to administrative fines/penalties by the New Mexico Environment Department ("NMED") for these discrepancies.

  The Company plans to meet with the NMED in March 1994 to discuss the nature of the permit discrepancies and to propose methods and schedules to resolve the discrepancies. The resolution process will include the filing of permit applications, modifications and revisions where necessary. After reviewing the applications, NMED will determine whether to grant the application, modification or revision and make a determination whether to impose any fines/penalties.

  The CERCLA, air permits and gas wellhead pit remediation issues previously discussed are part of the retained environmental liabilities under the sale agreement with Williams Gas Processing--Blanco, Inc. ("Williams"), a subsidiary of the Williams Field Services Group, Inc. of Tulsa, Oklahoma. (See note 11.)

 Environmental Issue--Electric

  Included in the estimate of $24.4 million to decommission the Company's retired fossil-fuel plants is approximately $17.2 million for a groundwater remediation program at Person Station. The Company, in compliance with a New Mexico Environment Action Directive, has determined that ground water contamination exists in the deep and shallow water aquifers. The Company is required to delineate the extent of the contamination and remediate the contaminant in the ground water. The extent of the contaminant plume in the deep water aquifer is not currently known, and the estimate assumes that the deep ground water plume can be easily delineated with a minimum number of monitoring wells. As part of the financial assurance requirements of the Person Station Hazardous Waste Permit, the Company posted a $3.7 million performance bond with a trustee. The remediation program continues to be on schedule and the Company does not anticipate any material adverse impact on its financial condition or the results of operations with respect to the remediation program.

 Fossil-Fueled Plant Decommissioning Costs

  The Company's six owned or partially owned in service and retired fossil-fueled generating stations are expected to incur dismantling and reclamation costs as they are decommissioned. The Company's share of decommissioning costs for all of its fossil-fueled generating stations is projected to be approximately $126 million stated in 1992 dollars, including approximately $24 million for the Person, Prager and Santa Fe Stations, which have been retired.

  In June of 1993, the Company filed for recovery of all estimated decommissioning costs by factoring them into its depreciation rates included in the Company's depreciation rate study filed with the NMPUC.

  As previously discussed, the Company and the interested parties entered into the January 12, 1994 stipulation. The stipulation affirms the Company's right to recover all fair, just and reasonable costs arising

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        DECEMBER 31, 1993, 1992 AND 1991

(10)ENVIRONMENTAL ISSUES AND FOSSIL-FUELED PLANT DECOMMISSIONING COSTS-- (CONTINUED) from the decommissioning of its fossil-fueled generating plants in service, including demolition, waste disposal, environmental and site restoration. The stipulation also resolves the issues of decertification and decommissioning of the Company's three retired fossil-fueled generating stations resulting in the Company foregoing recovery of the first $24.4 million of decommissioning costs associated with these stations. The stipulation is subject to NMPUC approval.

(11)ASSET SALES

 Sale of Gas Gathering and Processing Assets

  On January 11, 1993, the Company announced its intention to dispose of the Company's natural gas gathering and natural gas processing assets. A purchaser has now been selected following a competitive bidding process.

  On February 12, 1994, an agreement was executed with Williams for the sale of substantially all of the assets of Gathering Company and Sunterra Gas Processing Company, a wholly-owned subsidiary of the Company and for the sale of the Northwest and Southeast gas gathering and processing facilities of GCNM. The agreement provides for a cash selling price of $155 million, subject to certain adjustments. In addition, the Company and Williams entered into agreements for gas gathering and processing services, which the Company believes to be competitively priced, to be provided by Williams on the facilities being sold for a period up to 15 years. The transaction is subject to applicable waiting periods under the Federal Hart-Scott-Rodino Antitrust Improvements Act of 1976 and subject to approval by the NMPUC. If approved, the closing is expected to take place in 1995. The closing is also subject to other customary closing conditions, such as obtaining necessary material consents from lenders and other third parties.

  Under the sale agreement, the Company agreed to retain certain liabilities pertaining to the assets being sold, including certain environmental liabilities. Such retained environmental liabilities include liabilities under environmental laws as of closing associated with (i) the mercury meter remediation project, (ii) identified friable asbestos, (iii) environmental permits required by various agencies, and (iv) pits at certain abandoned compressor sites. The Company's retained environmental liabilities also include liabilities associated with certain unlined disposal pits subject to an existing New Mexico Oil Conservation Division order. The Company has also agreed to retain liability for a portion of potential liabilities relating to a contaminated landfill that has been declared a Federal superfund site. Further, the Company agreed to indemnify Williams against other third party environmental claims arising from pre-closing ownership, operations or conditions and for breaches of environmental representations and warranties for a period of five years after closing in an amount up to $10.6 million. The Company's retained environmental liabilities described above are not subject to the $10.6 million cap. The Company has evaluated the potential impact of the above retained environmental liabilities. The Company believes, after consideration of established reserves, that the ultimate outcome of these environmental issues will not have a material adverse effect on the Company's financial condition or results of operations. The Company intends to offset costs associated with the environmental liabilities with proceeds from the sale.

  Under the agreement, the Company also agreed to indemnify Williams, subject to equal sharing of the first $1.5 million (i) against third party claims (other than environmental) arising from pre-closing ownership, operations and conditions for a period of two years after closing, (ii) for breaches of other customary

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        DECEMBER 31, 1993, 1992 AND 1991

(11)ASSET SALES--(CONTINUED)
representations and warranties for a period of two years from the date of closing, and (iii) for 30 days past the applicable statute of limitations for breaches of the Company's tax representations. The Company also agreed to indemnify Williams for three years after closing for third party claims relating to certain property rights. Under the agreement, the Company will, subject to prior NMPUC approval, guarantee the obligations of its subsidiaries which are parties to the agreement.

  The book value of the facilities being sold, plus regulatory assets and deferred charges, is expected to be approximately $85 million. In addition, the Company expects approximately $8 million to be incurred for transaction and other ascertainable costs prior to closing. The Company anticipates that a significant amount of income tax will become payable as a result of this transaction.

  Also, the NMPUC will determine the allocation of the resulting gain between the Company's gas customers and shareholders. Therefore, the Company is not able at this time to estimate the amount of any gain that would be allocated to shareholders.

  The Company believes that the sale of these assets will improve its flexibility to take advantage of changing market conditions while maintaining continued access to competitively priced, reliable and secure long-term gas supplies.

 Sale of Sangre de Cristo Water Company

  On July 29, 1993, Santa Fe city officials announced a verbal agreement under which the City of Santa Fe ("Santa Fe") would purchase the Sangre de Cristo Water Company ("SDCW"), a division of the Company. Under the verbal agreement, the Company would receive approximately $48 million for its water utility division. The proposed agreement excluded from the sale certain Santa Fe area real estate which the Company would either sell or trade separately. The Company would also continue to operate the water utility for up to four years for a fee under a proposed contract with Santa Fe. The Company's board of directors authorized the sale on January 11, 1994. On February 23, 1994, the Santa Fe City Council authorized the sales transaction, and the Company and Santa Fe signed a purchase and sale agreement on February 28, 1994. The Company anticipates filing for regulatory approvals in March 1994. Consummation of a sale will require approval by the NMPUC. The Company expects to consummate the sale by the end of 1994.

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        DECEMBER 31, 1993, 1992 AND 1991

(12)SEGMENT INFORMATION

  The financial information pertaining to the Company's electric, gas (see note
1) and other operations for the years ended December 31, 1993, 1992 and 1991 are as follows:

                                          ELECTRIC*    GAS     OTHER    TOTAL
                                          ---------- -------- ------- ----------
                                                      (IN THOUSANDS)
1993:
  Operating revenues....................  $  589,728 $271,087 $13,063 $  873,878
  Operating expenses excluding income
   taxes................................     467,659  239,859   7,355    714,873
                                          ---------- -------- ------- ----------
  Pre-tax operating income..............     122,069   31,228   5,708    159,005
  Operating income tax..................      19,184    5,347   1,190     25,721
                                          ---------- -------- ------- ----------
  Operating income......................  $  102,885 $ 25,881 $ 4,518 $  133,284
                                          ========== ======== ======= ==========
  Depreciation and amortization expense.  $   59,298 $ 16,859 $ 1,169 $   77,326
                                          ========== ======== ======= ==========
  Construction expenditures.............  $   67,886 $ 26,593 $ 2,847 $   97,326
                                          ========== ======== ======= ==========
  Identifiable assets:
   Net utility plant....................  $1,324,110 $333,862 $45,960 $1,703,932
   Other................................     257,153  240,908  10,196    508,257
                                          ---------- -------- ------- ----------
     Total assets.......................  $1,581,263 $574,770 $56,156 $2,212,189
                                          ========== ======== ======= ==========
1992:
  Operating revenues....................  $  596,323 $243,159 $12,471 $  851,953
  Operating expenses excluding income
   taxes................................     513,919  203,129   6,079    723,127
                                          ---------- -------- ------- ----------
  Pre-tax operating income..............      82,404   40,030   6,392    128,826
  Operating income tax..................       7,138    7,879   1,874     16,891
                                          ---------- -------- ------- ----------
  Operating income......................  $   75,266 $ 32,151 $ 4,518 $  111,935
                                          ========== ======== ======= ==========
  Depreciation and amortization expense.  $   61,832 $ 16,290 $ 1,134 $   79,256
                                          ========== ======== ======= ==========
  Construction expenditures.............  $   51,924 $ 25,461 $17,410 $   94,795
                                          ========== ======== ======= ==========
  Identifiable assets:
   Net utility plant....................  $1,513,224 $317,341 $46,496 $1,877,061
   Other................................     275,775  210,791  11,955    498,521
                                          ---------- -------- ------- ----------
     Total assets.......................  $1,788,999 $528,132 $58,451 $2,375,582
                                          ========== ======== ======= ==========
1991:
  Operating revenues....................  $  568,486 $277,069 $11,613 $  857,168
  Operating expenses excluding income
   taxes................................     503,428  236,403   6,273    746,104
                                          ---------- -------- ------- ----------
  Pre-tax operating income..............      65,058   40,666   5,340    111,064
  Operating income tax..................       2,114   10,222   1,475     13,811
                                          ---------- -------- ------- ----------
  Operating income......................  $   62,944 $ 30,444 $ 3,865 $   97,253
                                          ========== ======== ======= ==========
  Depreciation and amortization expense.  $   59,469 $ 15,452 $ 1,132 $   76,053
                                          ========== ======== ======= ==========
  Construction expenditures.............  $   54,431 $ 24,620 $ 8,520 $   87,571
                                          ========== ======== ======= ==========
  Identifiable assets:
   Net utility plant....................  $1,554,776 $306,655 $43,882 $1,905,313
   Other................................     254,157  167,669  17,193    439,019
                                          ---------- -------- ------- ----------
     Total assets.......................  $1,808,933 $474,324 $61,075 $2,344,332
                                          ========== ======== ======= ==========

- --------
* Includes the resources excluded from NMPUC regulation (see note 2).

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        DECEMBER 31, 1993, 1992 AND 1991

(12)SEGMENT INFORMATION--(CONTINUED)

  On January 11, 1993, the Company announced its intention to dispose of SDCW and all or major portions of the natural gas gathering and natural gas processing assets (see note 2). Such sales require NMPUC approval.

(13)SUPPLEMENTAL INCOME STATEMENT INFORMATION

  Taxes, other than income taxes, charged to operating expenses were as follows:

                                                          1993    1992    1991
                                                         ------- ------- -------
                                                             (IN THOUSANDS)
Ad valorem.............................................. $20,413 $21,211 $19,809
City franchise..........................................   7,457   7,242   6,983
Payroll.................................................   8,807   7,736   7,938
Other...................................................   3,412   4,390   4,484
                                                         ------- ------- -------
  Total................................................. $40,089 $40,579 $39,214
                                                         ======= ======= =======

  Amortization of intangibles, royalties, and advertising costs were less than 1% of revenues in each of the above periods.

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                   SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                         BALANCE AT                        OTHER CHANGES
     CLASSIFICATION      BEGINNING  ADDITIONS             -----------------  BALANCE AT
   DECEMBER 31, 1993      OF YEAR    AT COST  RETIREMENTS  ADD     DEDUCT    END OF YEAR
   -----------------     ---------- --------- ----------- ------  ---------  -----------
                                                (IN THOUSANDS)
Utility plant:
 Electric plant in
  sevice:
  Intangible............ $   28,344  $ 1,757    $ 3,012   $   --  $   2,134  $   24,955
  Production............  1,208,465   15,079         --       --    177,644   1,045,900
  Transmission..........    220,074       --         --       --      3,913     216,161
  Distribution..........    416,726    6,892        611       40        120     422,927
  General...............     70,988    1,180         --       --      4,323      67,845
  Acquisition
   adjustment...........     40,600       --         --       --     29,288      11,312
                         ----------  -------    -------   ------  ---------  ----------
                          1,985,197   24,908      3,623       40    217,422   1,789,100
                         ----------  -------    -------   ------  ---------  ----------
 Gas plant in service:
  Intangible............     14,939      187         --      240         --      15,366
  Production............    113,638    1,126          5      193         --     114,952
  Natural gas storage...      4,804       --         --       --         --       4,804
  Transmission..........     74,101    3,881        100        1         --      77,883
  Distribution..........    234,335   15,692        154        1         --     249,874
  General...............     43,820    5,493        572       --         93      48,648
                         ----------  -------    -------   ------  ---------  ----------
                            485,637   26,379        831      435         93     511,527
                         ----------  -------    -------   ------  ---------  ----------
 Water plant in service:
  Intangible............        151       --         --       --         --         151
  Source of supply
   plant................      9,400       --         --       --         68       9,332
  Pumping plant.........      3,599       --         --       --      1,221       2,378
  Water treatment plant.      4,038       --         --        1         --       4,039
  Transmission and
   distribution.........     36,476       --         --       34        226      36,284
  General...............      2,155       --         --       --         14       2,141
                         ----------  -------    -------   ------  ---------  ----------
                             55,819       --         --       35      1,529      54,325
                         ----------  -------    -------   ------  ---------  ----------
 Common plant in
  service:
  Intangible............     11,152    7,230        736       --         --      17,646
  General...............     25,358    2,180         --    2,397         --      29,935
                         ----------  -------    -------   ------  ---------  ----------
                             36,510    9,410        736    2,397         --      47,581
                         ----------  -------    -------   ------  ---------  ----------
Construction work in
 progress...............     87,547   23,953         --    1,494      3,661     109,333
Electric plant held for
 future use.............      1,258       --         --      255      1,138         375
Nuclear fuel............     63,306   11,801      6,694       --         63      68,350
                         ----------  -------    -------   ------  ---------  ----------
   Total utility plant..  2,715,274   96,451     11,884    4,656    223,906   2,580,591
Non-utility property....     10,266      875          8       --      3,535       7,598
                         ----------  -------    -------   ------  ---------  ----------
   Total property, plant
    and equipment....... $2,725,540  $97,326    $11,892   $4,656  $ 227,441  $2,588,189
                         ==========  =======    =======   ======  =========  ==========

  DESCRIPTION OF OTHER
        CHANGES
  --------------------
Transfers between accounts............................... $4,059  $   4,059
Write-down of PVNGS Units 1 and 2 Purchased..............     --    156,196
Sale of SJGS Unit 4 (50MW) to City of Anaheim............     --     59,810
Miscellaneous corrections and adjustments................    597      7,376
                                                          ------  ---------
                                                          $4,656   $227,441
                                                          ======  =========

                                                                     (continued)

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                         BALANCE AT                         OTHER CHANGES
     CLASSIFICATION      BEGINNING  ADDITIONS             ------------------  BALANCE AT
   DECEMBER 31, 1992      OF YEAR    AT COST  RETIREMENTS   ADD     DEDUCT    END OF YEAR
   -----------------     ---------- --------- ----------- -------- ---------  -----------
                                                 (IN THOUSANDS)
Utility plant:
 Electric plant in
  service:
  Intangible............ $   29,265  $   706    $   374   $  1,383 $   2,636  $   28,344
  Production............  1,264,361   10,683      8,581    142,847   200,845   1,208,465
  Transmission..........    221,892      316        771        220     1,583     220,074
  Distribution..........    402,733   18,670      2,504        378     2,551     416,726
  General...............     72,531      845      1,461        158     1,085      70,988
  Acquisition
   adjustment...........         --       --         --     40,600        --      40,600
                         ----------  -------    -------   -------- ---------  ----------
                          1,990,782   31,220     13,691    185,586   208,700   1,985,197
                         ----------  -------    -------   -------- ---------  ----------
 Gas plant in service:
  Intangible............     14,835       54          1         51        --      14,939
  Production............    111,068    2,911        438        108        11     113,638
  Natural gas storage...      4,804       --         --         --        --       4,804
  Transmission..........     68,476    5,678         69         16        --      74,101
  Distribution..........    223,108   12,186        934         --        25     234,335
  General...............     43,183    2,448      1,788         30        53      43,820
                         ----------  -------    -------   -------- ---------  ----------
                            465,474   23,277      3,230        205        89     485,637
                         ----------  -------    -------   -------- ---------  ----------
 Water plant in service:
  Intangible............        190       --         --         --        39         151
  Source of supply
   plant................      8,729      632         --         39        --       9,400
  Pumping plant.........      2,402    1,197         --         --        --       3,599
  Water treatment plant.      4,038       --         --         --        --       4,038
  Transmission and
   distribution.........     35,620      892         37          1        --      36,476
  General...............      2,190       26         61         --        --       2,155
                         ----------  -------    -------   -------- ---------  ----------
                             53,169    2,747         98         40        39      55,819
                         ----------  -------    -------   -------- ---------  ----------
 Common plant in serv-
  ice:
  Intangible............     12,284    6,384      7,515         --         1      11,152
  General...............     25,425    2,290      2,759        403         1      25,358
                         ----------  -------    -------   -------- ---------  ----------
                             37,709    8,674     10,274        403         2      36,510
                         ----------  -------    -------   -------- ---------  ----------
 Construction work in
  progress..............     75,007   18,850         --         --     6,310      87,547
 Electric plant held for
  future use............      1,258       --         --         --        --       1,258
 Nuclear fuel...........     76,367    9,651     22,712         --        --      63,306
                         ----------  -------    -------   -------- ---------  ----------
   Total utility plant..  2,699,766   94,419     50,005    186,234   215,140   2,715,274
Non-utility property....     11,896      376         22      2,678     4,662      10,266
                         ----------  -------    -------   -------- ---------  ----------
   Total property, plant
    and equipment....... $2,711,662  $94,795    $50,027   $188,912 $ 219,802  $2,725,540
                         ==========  =======    =======   ======== =========  ==========

  DESCRIPTION OF OTHER
        CHANGES
  --------------------
Transfers between accounts............................... $    514 $     514
Transfers of expired contract deposits to plant in serv-
 ice.....................................................       --     2,258
Purchase of 22% beneficial interests in the PVNGS Units 1
 and 2 leases                                              184,424        --
Write-down of PVNGS Unit 3...............................       --   210,722
Write-down of non-utility property.......................       --     3,418
Miscellaneous corrections and adjustments................    3,974     2,890
                                                          -------- ---------
                                                          $188,912  $219,802
                                                          ======== =========

                                                                     (continued)

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                         BALANCE AT                       OTHER CHANGES
     CLASSIFICATION      BEGINNING  ADDITIONS             ------------- BALANCE AT
   DECEMBER 31, 1991      OF YEAR    AT COST  RETIREMENTS  ADD   DEDUCT END OF YEAR
   -----------------     ---------- --------- ----------- ------ ------ -----------
                                               (IN THOUSANDS)
Utility plant:
 Electric plant in
  sevice:
  Intangible............ $   31,024  $ 1,862    $    26   $    4 $3,599 $   29,265
  Production............  1,235,215   28,015      1,099    2,230     --  1,264,361
  Transmission..........    215,430    7,068        666      141     81    221,892
  Distribution..........    390,470   15,326      2,628      215    650    402,733
  General...............     66,104    6,420        277      303     19     72,531
                         ----------  -------    -------   ------ ------ ----------
                          1,938,243   58,691      4,696    2,893  4,349  1,990,782
                         ----------  -------    -------   ------ ------ ----------
 Gas plant in service:
  Intangible............      9,479    5,362         --        5     11     14,835
  Production............    110,189      679        315      515     --    111,068
  Natural gas storage...      4,761       --         --       43     --      4,804
  Transmission..........     66,969    1,023        161      645     --     68,476
  Distribution..........    214,717    8,920      1,622    1,093     --    223,108
  General...............     39,699    3,994        711      201     --     43,183
                         ----------  -------    -------   ------ ------ ----------
                            445,814   19,978      2,809    2,502     11    465,474
                         ----------  -------    -------   ------ ------ ----------
 Water plant in service:
  Intangible............        151       39         --       --     --        190
  Source of supply
   plant................      7,510      938         --      281     --      8,729
  Pumping plant.........      2,375       27         --       --     --      2,402
  Water treatment plant.      4,038       --         --       --     --      4,038
  Transmission and
   distribution.........     33,721    1,975         75       --      1     35,620
  General...............      2,151       39         --       --     --      2,190
                         ----------  -------    -------   ------ ------ ----------
                             49,946    3,018         75      281      1     53,169
                         ----------  -------    -------   ------ ------ ----------
 Common plant in
  service:
  Intangible............     18,364    1,661      7,741       --     --     12,284
  General...............     21,721    4,093        356       --     33     25,425
                         ----------  -------    -------   ------ ------ ----------
                             40,085    5,754      8,097       --     33     37,709
                         ----------  -------    -------   ------ ------ ----------
Construction work in
 progress...............     86,127  (11,120)        --       --     --     75,007
Electric plant held for
 future use.............      1,258       --         --       --     --      1,258
Nuclear fuel............     77,475    9,981      8,019       47  3,117     76,367
                         ----------  -------    -------   ------ ------ ----------
   Total utility plant..  2,638,948   86,302     23,696    5,723  7,511  2,699,766
Non-utility property....     10,687    1,269        207      665    518     11,896
                         ----------  -------    -------   ------ ------ ----------
   Total property, plant
    and equipment....... $2,649,635  $87,571    $23,903   $6,388 $8,029 $2,711,662
                         ==========  =======    =======   ====== ====== ==========

  DESCRIPTION OF OTHER
        CHANGES
  --------------------
Transfers between accounts............................... $   32 $   32
Transfers of expired contract deposits to plant in serv-
 ice.....................................................     --    496
Transfers of termination fees to deferred debits.........     --  2,685
Miscellaneous corrections and adjustments................  6,356  4,816
                                                          ------ ------
                                                          $6,388 $8,029
                                                          ====== ======

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

             SCHEDULE VI--ACCUMULATED DEPRECIATION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                          ADDITIONS
                                    ---------------------
                         BALANCE AT CHARGED TO CHARGED TO             OTHER CHANGES  BALANCE
      DESCRIPTION        BEGINNING  OPERATING    OTHER                --------------  AT END
   DECEMBER 31, 1993      OF YEAR    EXPENSES   ACCOUNTS  RETIREMENTS  ADD   DEDUCT  OF YEAR
   -----------------     ---------- ---------- ---------- ----------- ------ ------- --------
                                                    (IN THOUSANDS)
Utility plant:
 Accumulated provision
 for depreciation of
 utility plant:
  Electric plant in
   service..............  $599,256   $55,698    $   619     $   719   $  186 $41,744 $613,296
  Gas plant in service..   173,617    14,351      1,037         772    1,022     459  188,796
  Water plant in
   service..............    12,437     1,338         43          --       --       4   13,814
  Common plant in
   service..............     7,998       755      1,309          --      324      --   10,386
                          --------   -------    -------     -------   ------ ------- --------
                          793,308     72,142      3,008       1,491    1,532  42,207  826,292
 Accumulated provision
 for amortization of
 intangible assets--
 franchises and computer
 software...............   20,208      6,135         --       3,747      624   2,441   20,779
 Accumulated provision
 for amortization of
 nuclear fuel...........    25,476        --     11,643       6,694       --      --   30,425
Retirement work in pro-
 gress..................      (779)       --         --          (8)      --      68     (839)
                          --------   -------    -------     -------   ------ ------- --------
   Total utility plant..   838,213    78,277     14,651      11,924    2,156  44,716  876,657
Non-utility property....       897        --        218           8        3      --    1,110
                          --------   -------    -------     -------   ------ ------- --------
                          $839,110    78,277    $14,869     $11,932   $2,159 $44,716 $877,767
                          ========              =======     =======   ====== ======= ========
Other...................                (951)
                                     -------
                                     $77,326
                                     =======

  DESCRIPTION OF OTHER ADDITIONS AND CHANGES
  ------------------------------------------
Depreciation and amortization of equipment
 charged to clearing accounts for distribution
 in accordance with use.......................  $ 3,008               $   -- $    --
Amortization of nuclear fuel charged to fuel
 and purchased power .........................   11,643                   --      --
Depreciation of non-utility property charged
 to other income and deductions...............      218                   --      --
Transfers between accounts....................       --                1,349   1,349
Write-down of PVNGS Units 1 & 2 purchased.....       --                   --  24,629
Sale of SJGS Unit 4 (50 MW) to City of Ana-
 heim.........................................       --                   --  17,783
Miscellaneous corrections and adjustments.....       --                  810     955
                                                -------               ------ -------
                                                $14,869               $2,159 $44,716
                                                =======               ====== =======

                                                                     (continued)

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

             SCHEDULE VI--ACCUMULATED DEPRECIATION AND AMORTIZATION
                 OF PROPERTY, PLANT AND EQUIPMENT--(CONTINUED)

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                        ADDITIONS
                                    ------------------
                          BALANCE    CHARGED
                            AT         TO     CHARGED               OTHER CHANGES    BALANCE
      DESCRIPTION        BEGINNING  OPERATING TO OTHER             ----------------   AT END
   DECEMBER 31, 1992      OF YEAR   EXPENSES  ACCOUNTS RETIREMENTS   ADD    DEDUCT   OF YEAR
   -----------------     ---------  --------- -------- ----------- -------  -------  --------
                                                  (IN THOUSANDS)
Utility plant:
 Accumulated provision
 for depreciation of
 utility plant:
  Electric plant in
   service.............. $556,954    $58,165  $   583    $13,727   $27,374  $30,093  $599,256
  Gas plant in service..  163,034     12,378      797      2,558        --       34   173,617
  Water plant in
   service..............   11,197      1,310       43        115         2       --    12,437
  Common plant in
   service..............   13,068      1,203      797      7,096        74       48     7,998
                         --------    -------  -------    -------   -------  -------  --------
                          744,253     73,056    2,220     23,496    27,450   30,175   793,308
 Accumulated provision
 for amortization of
 intangible assets--
 franchises and computer
 software...............   17,847      6,554       30      4,195        --       28    20,208
 Accumulated provision
 for amortization of
 nuclear fuel...........   34,273         --   13,915     22,712        --       --    25,476
Retirement work in
 progress...............   (1,920)        --       --     (1,302)        3      164      (779)
                         --------    -------  -------    -------   -------  -------  --------
    Total utility plant.  794,453     79,610   16,165     49,101    27,453   30,367   838,213
Non-utility property....      856         --       41         --        --       --       897
                         --------    -------  -------    -------   -------  -------  --------
                         $795,309     79,610  $16,206    $49,101   $27,453  $30,367  $839,110
                         ========             =======    =======   =======  =======  ========
Other...................                (354)
                                     -------
                                     $79,256
                                     =======

DESCRIPTION OF OTHER ADDITIONS AND
             CHANGES
- ----------------------------------
Depreciation and amortization of equipment
 charged to clearing accounts for
 distribution in accordance with use........   $2,250               $   --   $   --
Amortization of nuclear fuel charged to fuel
 and purchased power........................   13,915                   --       --
Depreciation of non-utility property charged
 to other income and deductions.............       41                   --       --
Purchase of 22% beneficial interests in the
 PVNGS Units 1 and 2 leases.................       --               26,565       --
Write-down of PVNGS Unit 3..................       --                   --   29,397
Transfers between accounts..................       --                  351      351
Miscellaneous corrections and adjustments...       --                  537      619
                                              -------              -------  -------
                                              $16,206              $27,453  $30,367
                                              =======              =======  =======

                                                                     (continued)

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

             SCHEDULE VI--ACCUMULATED DEPRECIATION AND AMORTIZATION
                 OF PROPERTY, PLANT AND EQUIPMENT--(CONTINUED)

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                       ADDITIONS
                                   ------------------
                          BALANCE   CHARGED
                            AT        TO     CHARGED                OTHER CHANGES    BALANCE
      DESCRIPTION        BEGINNING OPERATING TO OTHER              ----------------   AT END
   DECEMBER 31, 1991      OF YEAR  EXPENSES  ACCOUNTS  RETIREMENTS   ADD    DEDUCT   OF YEAR
   -----------------     --------- --------- --------  ----------- -------  -------  --------
                                                  (IN THOUSANDS)
Utility plant:
 Accumulated provision
 for depreciation of
 utility plant:
  Electric plant in
   service.............. $506,490   $55,108  $    552    $ 4,690   $ 1,600  $ 2,106  $556,954
  Gas plant in service..  149,132    12,796       934       (207)       --       35   163,034
  Water plant in
   service..............    9,722     1,251        43         79       282       22    11,197
  Common plant in
   service..............   10,930     1,880       624        357        12       21    13,068
                         --------   -------  --------    -------   -------  -------  --------
                          676,274    71,035     2,153      4,919     1,894    2,184   744,253
 Accumulated provision
 for amortization of
 intangible
 assets--franchises and
 computer software......   20,196     5,430       119      7,767        29      160    17,847
 Accumulated provision
 for amortization of
 nuclear fuel...........   26,743        --    15,549      8,019        --       --    34,273
Retirement work in
 progress...............    1,274        --        --      3,194        --       --    (1,920)
                         --------   -------  --------    -------   -------  -------  --------
    Total utility plant.  724,487    76,465    17,821     23,899     1,923    2,344   794,453
Non-utility property....      818        --        41          3        --       --       856
                         --------   -------  --------    -------   -------  -------  --------
                         $725,305    76,465  $ 17,862    $23,902   $ 1,923  $ 2,344  $795,309
                         ========            ========    =======   =======  =======  ========
Other...................               (412)
                                    -------
                                    $76,053
                                    =======

DESCRIPTION OF OTHER ADDITIONS AND
             CHANGES
- ----------------------------------
Depreciation and amortization of equipment
 charged to clearing accounts for
 distribution in accordance with use........  $ 2,272               $   --   $   --
Amortization of nuclear fuel charged to fuel
 and
 purchased power............................   15,549                   --       --
Depreciation of non-utility property charged
 to other income and deductions.............       41                   --       --
Transfers between accounts..................       --                   21       21
Miscellaneous corrections and adjustments...       --                1,902    2,323
                                             --------              -------  -------
                                              $17,862              $ 1,923  $ 2,344
                                             ========              =======  =======

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                       SCHEDULE IX--SHORT-TERM BORROWINGS

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                     WEIGHTED     MAXIMUM     AVERAGE    AVERAGE
                                      AVERAGE     AMOUNT      AMOUNT     INTEREST
                         BALANCE AT  INTEREST   OUTSTANDING OUTSTANDING    RATE
CATEGORY OF AGGREGATE      END OF   RATE AT END DURING THE  DURING THE  DURING THE
SHORT-TERM BORROWINGS       YEAR      OF YEAR      YEAR        YEAR        YEAR
- ---------------------    ---------- ----------- ----------- ----------- ----------
                                          (DOLLARS IN THOUSANDS)
December 31, 1993:
  Notes payable to
   banks................       --        --      $109,000     $51,090      4.75%
December 31, 1992:
  Notes payable to
   banks................  $51,550      4.46%     $ 75,000     $45,908      5.03%
December 31, 1991:
  Notes payable to
   banks................  $13,000      6.05%     $ 37,300     $24,324      7.63%

- --------
  The average amount outstanding during the year is calculated by using average monthly balances. The average interest rate during the year is calculated by dividing average interest expense by the average amount outstanding during the year.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                          QUARTERLY OPERATING RESULTS

  The unaudited operating results by quarters for 1993 and 1992 are as follows:

                                                   QUARTER ENDED
                                     ------------------------------------------
                                     MARCH 31 JUNE 30  SEPTEMBER 30 DECEMBER 31
                                     -------- -------- ------------ -----------
                                      (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
1993:
  Operating Revenues................ $248,558 $190,828   $203,751    $ 230,741
  Operating Income.................. $ 26,351 $ 30,679   $ 37,895    $  38,359
  Net Earnings (Loss) (1)........... $ 11,960 $  5,653   $ 23,946    $(103,045)
  Net Earnings (Loss) per Share (1). $   0.25 $   0.09   $   0.53    $   (2.51)
1992:(2)
  Operating Revenues................ $236,778 $189,452   $206,273    $ 219,450
  Operating Income.................. $ 32,047 $ 20,855   $ 29,094    $  29,935
  Net Earnings (Loss) (3)........... $ 16,183 $  5,081   $  8,482    $(134,001)
  Net Earnings (Loss) per Share (3). $   0.34 $   0.08   $   0.16    $   (3.25)

  In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results of operations for such periods have been included.
- --------
(1) On January 12, 1994, the Company and the NMPUC staff and the interested parties entered into a stipulation which addresses retail electric prices, generation assets and the financial concerns of the Company. The Company filed the stipulation with the NMPUC, recommending that electric retail rates be reduced by $30 million. This reduction is accomplished primarily through the write-down of the 22% beneficial interests in the PVNGS Units 1 & 2 leases purchased by the Company, the write-off of certain regulatory assets and other deferred costs, the write-off of certain PVNGS Units 1 & 2 common costs and the Company's previously announced cost reduction efforts. In connection with the stipulation, the Company has charged approximately $108.2 million, after-tax, to the 1993 results of operations. (See PART II, ITEM 7. --"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--January 12, 1994 Stipulation".)
(2) To provide a better matching of the Company's revenues from sales with the related costs, effective January 1, 1992, the Company changed its method of accounting to record estimated revenues from sales of utility services provided subsequent to monthly billing cycle dates but prior to the end of the accounting period. The cumulative effect of this accounting change as of January 1, 1992, net of income taxes, was $12.7 million and has been reflected in the above schedule in the quarter ended December 31 in its entirety. The effect of this change has not been reflected in each quarter as it would not cause a material difference. See note 1 of notes to consolidated financial statements.
(3) On January 11, 1993, the Company announced specific actions which were determined to be necessary in order to accelerate the Company's preparation for the new challenges in the competitive energy market. One element of the January 11, 1993 announcement was the decision to attempt to sell PVNGS Unit 3. As a result of such decision the Company has estimated the net realizable value of PVNGS Unit 3 and the M-S-R power purchase contract, and recorded an after-tax loss of $126.2 million at December 31, 1992. In addition, during the fourth quarter of 1992, the Company recorded a write-down of other charges, aggregating $15.9 million, net of taxes. (See PART II, ITEM 7. --"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".)

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        COMPARATIVE OPERATING STATISTICS

                             1993        1992        1991        1990        1989
                          ----------  ----------  ----------  ----------  ----------
ELECTRIC SERVICE
Energy Sales--KWh (in
 thousands):
 Residential............   1,683,213   1,650,491   1,606,993   1,575,622   1,527,108
 Commercial.............   2,398,725   2,353,152   2,299,213   2,270,380   2,203,037
 Industrial.............   1,145,369   1,087,357   1,025,420     999,823     961,251
 Other ultimate
  customers.............     219,481     267,246     208,328     203,005     218,196
                          ----------  ----------  ----------  ----------  ----------
  Total sales to
   ultimate customers...   5,446,788   5,358,246   5,139,954   5,048,830   4,909,592
 Sales for resale.......   3,375,216   3,685,418   3,091,541   3,497,506   3,832,016
                          ----------  ----------  ----------  ----------  ----------
  Total KWh sales.......   8,822,004   9,043,664   8,231,495   8,546,336   8,741,608
                          ==========  ==========  ==========  ==========  ==========
Electric Revenues (in
 thousands):
 Residential............  $  163,131  $  158,190  $  155,162  $  147,059  $  141,465
 Commercial.............     218,263     211,086     207,929     200,041     192,273
 Industrial.............      74,157      69,590      67,031      66,351      64,519
 Other ultimate
  customers.............      15,548      16,521      14,472      14,054      15,387
                          ----------  ----------  ----------  ----------  ----------
  Total revenues to
   ultimate customers...     471,099     455,387     444,594     427,505     413,644
 Sales for resale.......      99,895*    123,291     107,636     122,431     204,763
                          ----------  ----------  ----------  ----------  ----------
  Total revenues from
   energy sales.........     570,994     578,678     552,230     549,936     618,407
 Miscellaneous electric
  revenues..............      18,734      17,645      16,256      17,446      16,481
                          ----------  ----------  ----------  ----------  ----------
  Total electric
   revenues.............  $  589,728  $  596,323  $  568,486  $  567,382  $  634,888
                          ==========  ==========  ==========  ==========  ==========
Customers at Year End:
 Residential............     278,357     271,155     264,425     259,546     254,864
 Commercial.............      33,568      32,504      31,666      31,295      31,402
 Industrial.............         381         386         385         392         393
 Other ultimate
  customers.............         576         537         499         454         415
                          ----------  ----------  ----------  ----------  ----------
  Total ultimate
   customers............     312,882     304,582     296,975     291,687     287,074
 Sales for Resale.......          37          47          33          34          33
                          ----------  ----------  ----------  ----------  ----------
  Total customers.......     312,919     304,629     297,008     291,721     287,107
                          ==========  ==========  ==========  ==========  ==========
Reliable Net Capabili-
 ty--KW.................   1,541,000   1,591,000   1,591,000   1,591,000   1,591,000
Coincidental Peak De-
 mand--KW                  1,104,000   1,053,000   1,018,000   1,051,000   1,006,000
Average Fuel Cost per
 Million BTU............  $   1.3844  $   1.3263  $   1.3696  $   1.3384  $   1.3445
BTU per KWh of Net Gen-
 eration................      11,036      11,039      11,086      11,181      11,034
WATER SERVICE
Water Sales--Gallon (in
 thousands)                3,414,950   3,224,271   2,996,587   3,001,391   3,179,711
Revenues (in thousands).  $   13,063  $   12,471  $   11,613  $   11,700  $   12,102
Customers at Year End...      22,743      22,098      21,522      21,134      20,565

- --------
* Due to the provision for the loss associated with the M-S-R contingent power purchase contract recognized in 1992, operating revenues were reduced by $20.5 million. (See Note 2 of the notes to consolidated financial statements.)
Note: In 1991, the Company implemented a FERC order requiring classification of economy sales as operating revenues. Prior period amounts have been reclassified for comparability purposes.

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        COMPARATIVE OPERATING STATISTICS

                                     1993      1992     1991     1990     1989
                                   --------  -------- -------- -------- --------
GAS SERVICE
Gas Throughput--Decatherms (in
 thousands)
GCNM:
  Residential....................    28,031    27,063   26,237   25,190   23,253
  Commercial.....................    10,428    10,590   11,375   11,344   10,730
  Industrial.....................       923       707      766    1,278    1,478
  Public authorities.............     2,473     4,199    4,951    5,300    5,492
  Irrigation.....................     1,259     1,134    1,374    1,780    2,010
  Sales for resale...............     1,041     2,035    1,357    3,539    4,557
  Unbilled.......................      (636)      649       --       --       --
  Brokerage......................        --        --       --       --      776
                                   --------  -------- -------- -------- --------
  GCNM sales.....................    43,519    46,377   46,060   48,431   48,296
  Transportation throughput......    46,059    48,674   38,976   31,717   16,041
                                   --------  -------- -------- -------- --------
  GCNM throughput................    89,578    95,051   85,036   80,148   64,337
Gathering Company:
  Spot market sales..............        --       858    1,624    8,112   11,081
  Transportation throughput......    45,754    24,889   23,631   10,785    3,597
                                   --------  -------- -------- -------- --------
   Total gas throughput..........   135,332   120,798  110,291   99,045   79,015
                                   ========  ======== ======== ======== ========
Gas Revenues (in thousands)
GCNM:
  Residential....................  $149,796  $125,313 $137,436 $137,633 $130,130
  Commercial.....................    44,575    37,222   46,676   49,575   47,876
  Industrial.....................     3,369     2,063    2,754    4,993    5,693
  Public authorities.............     9,694    12,313   17,711   20,392   21,757
  Irrigation.....................     4,418     2,713    4,495    5,934    7,001
  Sales for resale...............     3,137     4,460    3,848    7,253    9,874
  Unbilled.......................    (1,573)      716       --       --       --
  Brokerage......................        --        --       --       --    1,378
                                   --------  -------- -------- -------- --------
  Revenues from gas sales........   213,416   184,800  212,920  225,780  223,709
  Transportation.................    19,376    14,861   13,386   10,246    6,788
  Other..........................     2,453     4,974    9,062    8,292    5,948
                                   --------  -------- -------- -------- --------
  GCNM gas revenues..............   235,245   204,635  235,368  244,318  236,445
Gathering Company:
  Spot market sales..............         4     1,410    1,771   13,880   19,810
  Transportation.................     7,353     3,892    3,611    1,693      830
Processing Company:
  Sales of liquids...............    18,724    26,427   30,500   39,086   25,294
  Processing fees................     9,761     6,795    5,819    3,127      448
                                   --------  -------- -------- -------- --------
   Total gas revenues............  $271,087  $243,159 $277,069 $302,104 $282,827
                                   ========  ======== ======== ======== ========
Customers at Year End
GCNM:
  Residential....................   337,768   329,385  320,546  312,899  306,604
  Commercial.....................    30,151    29,765   29,608   29,305   28,949
  Industrial.....................        72        61       72       81      103
  Public authorities.............     1,958     2,004    2,153    2,125    2,242
  Irrigation.....................       951     1,012    1,043    1,224    1,252
  Sales for resale...............         3         4        7        4        7
  Transportation.................        37        43       41       40       28
  Brokerage......................        --        --       --       --        1
                                   --------  -------- -------- -------- --------
  GCNM customers.................   370,940   362,274  353,470  345,678  339,186
Gathering Company:
  Off-system sales...............         1         2       13       12       13
  Transportation.................        21        16        8        9        5
Processing Company...............        25        22       21       20       23
                                   --------  -------- -------- -------- --------
   Total customers...............   370,987   362,314  353,512  345,719  339,227
                                   ========  ======== ======== ======== ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  On January 5, 1993, the Company notified its certifying accountants, KPMG Peat Marwick ("KPMG"), that the client-auditor relationship between the Company and KPMG will be terminated effective with the completion of the 1992 financial audit. Additionally, the Company announced its new certifying accountants, Arthur Andersen & Co., to serve as independent accountants for fiscal year 1993. The decision to change accountants was recommended by management and the Audit Committee and approved by the Company's board of directors, and was ratified at the Company's annual meeting of stockholders held on May 25, 1993. The information required by Item 304 of Regulation S-K has been "previously reports", as that term is defined in Rule 12b-2, in a Current Report on Form 8-K dated January 8, 1993.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

  Reference is hereby made to "Election of Directors" in the Company's Proxy Statement relating to the annual meeting of stockholders to be held on April 27, 1994 (the "1994 Proxy Statement") and to PART I, SUPPLEMENTAL ITEM-- "EXECUTIVE OFFICERS OF THE COMPANY".

ITEM 11. EXECUTIVE COMPENSATION

  Reference is hereby made to "Executive Compensation" in the 1994 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Reference is hereby made to "Voting Information", "Election of Directors" and "Stock Ownership of Certain Executor Officer" in the 1994 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Reference is hereby made to the 1994 Proxy Statement for such disclosure, if any, as may be required by this item.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) -- 1. See Index to Financial Statements under Item 8.

  (a) -- 2. The following consolidated financial information for the years 1993, 1992, and 1991 is submitted under Item 8.

    Schedule V-- Property, plant and equipment.
    Schedule VI-- Accumulated depreciation and amortization of property, plant and equipment.
    Schedule IX-- Short-term borrowings.

  All other schedules are omitted for the reason that they are not applicable, not required or the information is otherwise supplied.

  (a) -- 3-A. Exhibits Filed:

 EXHIBIT
   NO.                                 DESCRIPTION
 -------                               -----------
  2.1    Purchase and Sale Agreement By and Among Public Service Company of New
         Mexico, sunterra Gas Gathering Company, Sunterra Gas Processing
         Company (Sellers) and Williams Gas Processing--Blanco, Inc. (Buyer)
  2.2    Agreement to Purchase and Sell Between City of Santa Fe, New Mexico
         and Public Service Company of New Mexico
  3.2    Bylaws of Public Service Company of New Mexico With All Amendments to
         and Including March 1, 1994
 10.50   Public Service Company of New Mexico Section 415 Plan
 10.51   First Amendment to the Public Service Company of New Mexico Executive
         Retention Plan
 10.52   First Amendment to the Public Service Company of New Mexico
         Performance Stock Plan
 10.53   January 12, 1994 Stipulation
 10.54   Employment, Retirement and Release Agreement By and Between the Public
         Service Company of New Mexico and William M. Eglinton
 10.55   Receivable Purchase Agreement Dated as of August 2, 1983 Among Public
         Service Company of New Mexico (Seller) and CXC Incorporated
         (Purchaser) and Citicorp North America, Inc. (Agent)
 10.56   U.S. $40,000,000 Receivables Purchase Agreement Dated December 21,
         1993 Among Public Service Company of New Mexico (Seller) and Corporate
         Receivables Corporation (Investor) and Citicorp North America, Inc.
         (Agent)
 10.57   U.S. $100,000,000 Revolving Credit Agreement Dated as of December 14,
         1993 Among Public Service Company of New Mexico (Borrower) and The
         Banks Named Herein (Banks) and Chemical Bank and Citibank, N.A. (Co-
         Agents)
 10.58   Amendment No. 8 effective September 12, 1983, to the Arizona Nuclear
         Power Project Participation Agreement (refiled)
 10.59*  Amended and Restated Lease dated as of September 1, 1993, between The
         First National Bank of Boston, Lessor, and the Company, Lessee. (EIP
         Lease)
 10.61   Participation Agreement dated as of June 30, 1983 among Security Trust
         Company, as Trustee, the Company, Tucson Electric Power Company and
         certain financial institutions relating to the San Juan Coal Trust
         (refiled).
 10.62   Agreement of the Company pursuant to Item 601(b)(4)(iii) of Regulation
         S-K (refiled).
 23.1    Consent of Arthur Andersen & Co.
 23.2    Consent of KPMG Peat Marwick.

  (a) -- 3-B. Exhibits Incorporated By Reference:

  In addition to those Exhibits shown above, the Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation
201.24 by reference to the filings set forth below:

 EXHIBIT
   NO.              DESCRIPTION                 FILED AS EXHIBIT:      FILE NO.
 -------            -----------                 -----------------      --------
 ARTICLES OF INCORPORATION AND BY-LAWS
  3.1    Restated Articles of               4-(b) to Registration      2-99990
         Incorporation of the Company, as   Statement No. 2-99990 of
         amended through May 10, 1985.      the Company.

 INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES
  4.1    Indenture of Mortgage and Deed     4-(d) to Registration      2-99990
         of Trust dated as of June 1,       Statement No. 2-99990 of
         1947, between the Company and      the Company.
         The Bank of New York (formerly
         Irving Trust Company), as
         Trustee, together with the Ninth
         Supplemental Indenture dated as
         of January 1, 1967, the Twelfth
         Supplemental Indenture dated as
         of September 15, 1971, the
         Fourteenth Supplemental
         Indenture dated as of December
         1, 1974 and the Twenty-second
         Supplemental Indenture dated as
         of October 1, 1979 thereto
         relating to First Mortgage Bonds
         of the Company.
  4.2    Portions of sixteen supplemental   4-(e) to Registration      2-99990
         indentures to the Indenture of     Statement No. 2-99990 of
         Mortgage and Deed of Trust dated   the Company.
         as of June 1, 1947, between the
         Company and The Bank of New York
         (formerly Irving Trust Company),
         as Trustee, relevant to the
         declaration or payment of
         dividends or the making of other
         distributions on or the purchase
         by the Company of shares of the
         Company's Common Stock.

 MATERIAL CONTRACTS
 10.1    Supplemental Indenture of Lease    4-D to Registration        2-26116
         dated as of July 19, 1966          Statement No. 2-26116 of
         between the Company and other      the Company.
         participants in the Four Corners
         Project and the Navajo Indian
         Tribal Council.
 10.1.1  Amendment and Supplement No. 1     10.1.1 to Annual Report of 1-6986
         to Supplemental and Additional     the Registrant on Form 10-
         Indenture of Lease dated April     K for fiscal year ended
         25, 1985 between the Navajo        December 31, 1985.
         Tribe of Indians and Arizona
         Public Service Company, El Paso
         Electric Company, Public Service
         Company of New Mexico, Salt
         River Project Agricultural
         Improvement and Power District,
         Southern California Edison
         Company, and Tucson Electric
         Power Company.
 10.2    Fuel Agreement, as supplemented,   4-H to Registration        2-35042
         dated as of September 1, 1966      Statement No. 2-35042 of
         between Utah Construction &        the Company.
         Mining Co. and the participants
         in the Four Corners Project
         including the Company.
 10.3    Fourth Supplement to Four          10.3 to Annual Report of   1-6986
         Corners Fuel Agreement No. 2       the Registrant on Form 10-
         effective as of January 1, 1981,   K for fiscal year ended
         between Utah International Inc.    December 31, 1991.
         and the participants in the Four
         Corners Project, including the
         Company.
 10.4    Contract between the United        5-L to Registration        2-41010
         States and the Company dated       Statement No. 2-41010 of
         April 11, 1968, for furnishing     the Company.
         water.

 EXHIBIT
   NO.              DESCRIPTION                 FILED AS EXHIBIT:      FILE NO.
 -------            -----------                 -----------------      --------
 10.4.1  Amendatory Contract between the    5-R to Registration        2-60021
         United States and the Company      Statement No. 2-60021 of
         dated September 29, 1977, for      the Company.
         furnishing water.
 10.5    Co-Tenancy Agreement between the   5-O to Registration        2-44425
         Company and Tucson Gas &           Statement No. 2-44425 of
         Electric Company dated February    the Company.
         15, 1972, pertaining to the San
         Juan generating plant.
 10.5.1  Modifications No. 1 to San Juan    10.10 to Annual Report of  1-6986
         Project Agreements.                the Registrant on Form 10-
                                            K for fiscal year ended
                                            December 31, 1991.
 10.5.2  Modifications No. 3 to San Juan    10-KK to Annual Report of  1-6986
         Project Agreements dated July      the Registrant on Form 10-
         17, 1984.                          K for fiscal year ended
                                            December 31, 1984.
 10.5.3  Modification No. 4 to Co-Tenancy   10.5.1 to Annual Report of 1-6986
         Agreement between the Company      the Registrant on Form 10-
         and Tucson Electric Power          K for fiscal year ended
         Company dated October 25, 1984.    December 31, 1985.
 10.5.4  Modification No. 5 to Co-Tenancy   10.5.2 to Annual Report of 1-6986
         Agreement between the Company      the Registrant on Form 10-
         and Tucson Electric Power          K for fiscal year ended
         Company dated July 1, 1985.        December 31, 1985.
 10.6    San Juan Project Construction      5-R to Registration        2-50338
         Agreement between the Company      Statement No. 2-50338 of
         and Tucson Gas & Electric          the Company.
         Company, executed December 21,
         1973.
 10.60   Reimbursement Agreement, dated     4.5 to Registration        33-65418
         as of November 1, 1992 between     Statement No. 33-65418 of
         Public Service Company of New      the Company.
         Mexico and Canadian Imperial
         Bank of Commerce, New York
         Agency
 10.6.1  Modification No. 4 to San Juan     10.6.1 to Annual Report of 1-6986
         Project Construction Agreement     the Registrant on Form 10-
         between the Company and Tucson     K for fiscal year ended
         Electric Power Company dated       December 31, 1985.
         October 25, 1984.
 10.6.2  Modification No. 5 to San Juan     10.6.2 to Annual Report of 1-6986
         Project Construction Agreement     the Registrant on Form 10-
         between the Company and Tucson     K for fiscal year ended
         Electric Power Company dated       December 31, 1985.
         July 1, 1985.
 10.7    San Juan Project Operating         5-S to Registration        2-50338
         Agreement between the Company      Statement No. 2-50338 of
         and Tucson Gas & Electric          the Company.
         Company, executed December 21,
         1973.
 10.7.1  Modification No. 4 to San Juan     10.7.1 to Annual Report of 1-6986
         Project Operating Agreement        the Registrant on Form 10-
         between the Company and Tucson     K for fiscal year ended
         Electric Power Company dated       December 31, 1985.
         October 25, 1984.

 EXHIBIT
   NO.              DESCRIPTION                 FILED AS EXHIBIT:      FILE NO.
 -------            -----------                 -----------------      --------
 10.7.2  Modification No. 5 to San Juan     10.7.2 to Annual Report of 1-6986
         Project Operating Agreement        the Registrant on Form 10-
         between the Company and Tucson     K for fiscal year ended
         Electric Power Company dated       December 31, 1985.
         July 1, 1985.
 10.8    Arizona Nuclear Power Project      5-T to Registration        2-50338
         Participation Agreement among      Statement No. 2-50338 of
         the Company and Arizona Public     the Company.
         Service Company, Salt River
         Project Agricultural Improvement
         and Power District, Tucson Gas &
         Electric Company and El Paso
         Electric Company, dated August
         23, 1973.
 10.8.1  Amendments No. 1 through No. 6     10.8.1 to Annual Report of 1-6986
         to Arizona Nuclear Power Project   the Registrant on Form 10-
         Participation Agreement.           K for fiscal year ended
                                            December 31, 1991.
 10.8.2  Amendment No. 7 effective April    10.8.2 to Annual Report of 1-6986
         1, 1982, to the Arizona Nuclear    the Registrant on Form 10-
         Power Project Participation        K for fiscal year ended
         Agreement (refiled).               December 31, 1991.
 10.8.4  Amendment No. 9 to Arizona         10-JJ to Annual Report of  1-6986
         Nuclear Power Project              the Registrant on Form 10-
         Participation Agreement dated as   K for fiscal year ended
         of June 12, 1984.                  December 31, 1984.
 10.8.5  Amendment No. 10 to Arizona        10.8.7 to Annual Report of 1-6986
         Nuclear Power Project              the Registrant on Form 10-
         Participation Agreement dated as   K for fiscal year ended
         of November 21, 1985.              December 31, 1985.
 10.8.6  Amendment No. 11 to Arizona        10.8.8 to Annual Report of 1-6986
         Nuclear Power Project              the Registrant on Form 10-
         Participation Agreement dated      K for fiscal year ended
         June 13, 1986 and effective        December 31, 1986.
         January 10, 1987.
 10.8.7  Amendment No. 12 to Arizona        19.1 to the Company's      1-6986
         Nuclear Power Project              Quarterly Report on Form
         Participation Agreement dated      10-Q for the quarter ended
         June 14, 1988, and effective       September 30, 1990.
         August 5, 1988.
 10.8.8  Amendment No. 13 to the Arizona    10.8.10 to Annual Report   1-6986
         Nuclear Power Project              of the Registrant on Form
         Participation Agreement dated      10-K for fiscal year ended
         April 4, 1990, and effective       December 31, 1990.
         June 15, 1991.
 10.9    Coal Sales Agreement executed      10.9 to Annual Report of   1-6986
         August 18, 1980 among San Juan     the Registrant on Form 10-
         Coal Company, the Company and      K for fiscal year ended
         Tucson Electric Power Company,     December 31, 1991.
         together with Amendments No.
         One, Two, Four, and Six thereto.

 EXHIBIT
   NO.              DESCRIPTION                 FILED AS EXHIBIT:      FILE NO.
 -------            -----------                 -----------------      --------
 10.9.1  Amendment No. Three to Coal        10-NN to Annual Report of   1-6986
         Sales Agreement dated April 30,    the Registrant on Form 10-
         1984 among San Juan Coal           K for fiscal year ended
         Company, the Company and Tucson    December 31, 1984
         Electric Power Company.            (confidentiality treatment
                                            was requested and exhibit
                                            was not filed therewith).
 10.9.2  Amendment No. Five to Coal Sales   10.9.2 to Annual Report of  1-6986
         Agreement dated May 29, 1990       the Registrant on Form 10-
         among San Juan Coal Company, the   K for fiscal year ended
         Company and Tucson Electric        December 31, 1991
         Power Company.                     (confidentiality treatment
                                            was requested as to
                                            portions of the exhibit,
                                            and such portions were
                                            omitted from the exhibit
                                            filed and were filed
                                            separately with the
                                            Securities and Exchange
                                            Commission).
 10.9.3  Amendment No. Seven to Coal        19.3 to the Company's       1-6986
         Sales Agreement, dated as of       Quarterly Report on Form
         July 27, 1992 among San Juan       10-Q for the quarter ended
         Coal Company, the Company and      September 30, 1992
         Tucson Electric Power Company.     (confidentiality treatment
                                            was requested as to
                                            portions of this exhibit,
                                            and such portions were
                                            omitted from the exhibit
                                            filed and were filed
                                            separately with the
                                            Securities and Exchange
                                            Commission).
 10.9.4  First Supplement to Coal Sales     19.4 to the Company's       1-6986
         Agreement, dated as of July 27,    Quarterly Report on Form
         1992 among San Juan Coal           10-Q for the quarter ended
         Company, the Company and Tucson    September 30, 1992
         Electric Power Company.            (confidentiality treatment
                                            was requested as to
                                            portions of this exhibit,
                                            and such portions were
                                            omitted from the exhibit
                                            filed and were filed
                                            separately with the
                                            Securities and Exchange
                                            Commission).
 10.11.1 Amendment No. 1 to the Early       10.11.1 to Annual Report    1-6986
         Purchase and Participation         of the Registrant on Form
         Agreement between Public Service   10-K for fiscal year ended
         Company of New Mexico and M-S-R    December 31, 1987.
         Public Power Agency, executed as
         of December 16, 1987, for San
         Juan Unit 4.
 10.12   Amended and Restated San Juan      10-OO to Annual Report of   1-6986
         Unit 4 Purchase and                the Registrant on Form 10-
         Participation Agreement dated as   K for fiscal year ended
         of December 28, 1984 between the   December 31, 1984.
         Company and the Incorporated
         County of Los Alamos.

 EXHIBIT
   NO.              DESCRIPTION                 FILED AS EXHIBIT:      FILE NO.
 -------            -----------                 -----------------      --------
 10.14    Participation Agreement among     10.14 to Annual Report of   1-6986
          the Company, Tucson Electric      the Registrant on Form 10-
          Power Company and certain         K for fiscal year ended
          financial institutions relating   December 31, 1992.
          to the San Juan Coal Trust
          dated as of December 31, 1981
          (refiled).
 10.16    Interconnection Agreement dated   10.16 to Annual Report of   1-6986
          November 23, 1982, between the    the Registrant on Form 10-
          Company and Southwestern Public   K for fiscal year ended
          Service Company (refiled).        December 31, 1992.
 10.18*   Facility Lease dated as of        28(a) to the Company's      1-6986
          December 16, 1985, between The    Current Report on Form 8-K
          First National Bank of Boston,    dated December 31, 1985.
          as Owner Trustee, and Public
          Service Company of New Mexico.
 10.18.1* Amendment No. 1 dated as of       28.1 to the Company's       1-6986
          July 15, 1986, to Facility        Current Report on Form 8-K
          Lease dated as of December 16,    dated July 17, 1986.
          1985.
 10.18.2* Amendment No. 2 dated as of       28.1 to the Company's       1-6986
          November 18, 1986, to Facility    Current Report on Form 8-K
          Lease dated as of December 16,    dated November 25, 1986.
          1985.
 10.18.3* Amendment No. 3 dated as of       10.21.3 to Annual Report    1-6986
          March 30, 1987, to Facility       of the Registrant on Form
          Lease dated as of December 16,    10-K for fiscal year ended
          1985.                             December 31, 1987.
 10.19    Facility Lease dated as of July   28.1 to the Company's       1-6986
          31, 1986, between The First       Quarterly Report on Form
          National Bank of Boston, as       10-Q for the quarter ended
          Owner Trustee, and Public         June 30, 1986.
          Service Company of New Mexico.
 10.19.1  Amendment No. 1 dated as of       28.5 to the Company's       1-6986
          November 18, 1986, Facility       Current Report on Form 8-K
          Lease dated as of July 31,        dated November 25, 1986.
          1986.
 10.19.2  Amendment No. 2 dated as of       10.22.2 to Annual Report    1-6986
          December 11, 1986, to Facility    of the Registrant on Form
          Lease dated as of July 31,        10-K for fiscal year ended
          1986.                             December 31, 1986.
 10.19.3  Amendment No. 3 dated as of       10.22.3 to Annual Report    1-6986
          April 8, 1987, to Facility        of the Registrant on Form
          Lease dated as of July 31,        10-K for fiscal year ended
          1986.                             December 31, 1987.
 10.20*   Facility Lease dated as of        28.1 to the Company's       1-6986
          August 12, 1986, between The      Current Report on Form 8-K
          First National Bank of Boston,    dated August 18, 1986.
          as Owner Trustee, and Public
          Service Company of New Mexico.
 10.20.1* Amendment No. 1 dated as of       28.9 to the Company         1-6986
          November 18, 1986, to Facility    Current Report on Form 8-K
          Lease dated as of August 12,      dated November 25, 1986.
          1986.

  EXHIBIT
    NO.              DESCRIPTION                FILED AS EXHIBIT:      FILE NO.
  -------            -----------                -----------------      --------
 10.20.2   Amendment No. 2 dated as of      10.23.2 to Annual Report    1-6986
           November 25, 1986, to Facility   of the Registrant on Form
           Lease dated as of August 12,     10-K for fiscal year ended
           1986.                            December 31, 1986.
 10.21     Facility Lease dated as of       28.1 to the Company's       1-6986
           December 15, 1986, between The   Current Report on Form 8-K
           First National Bank of Boston,   dated December 17, 1986.
           as Owner Trustee, and Public
           Service Company of New Mexico
           (Unit 1 Transaction).
 10.21.1   Amendment No. 1 dated as of      10.24.1 to Annual Report    1-6986
           April 8, 1987, to Facility       of the Registrant on Form
           Lease dated as of December 15,   10-K for fiscal year ended
           1986.                            December 31, 1987.
 10.22     Facility Lease dated as of       28.9 to the Company's       1-6986
           December 15, 1986, between The   Current Report on Form 8-K
           First National Bank of Boston,   dated December 17, 1986.
           as Owner Trustee, and Public
           Service Company of New Mexico
           (Unit 2 Transaction).
 10.22.1   Amendment No. 1 dated as of      10.25.1 to Annual Report    1-6986
           April 8, 1987, to Facility       of the Registrant on Form
           Lease dated as of December 15,   10-K for fiscal year ended
           1986.                            December 31, 1987.
 10.23**   Restated and Amended Public      19.5 to the Company's       1-6986
           Service Company of New Mexico    Quarterly Report on Form
           Accelerated Management           10-Q for the quarter ended
           Performance Plan (1988).         September 30, 1988.
           (August 16, 1988.)
 10.23.1** First Amendment to Restated      19.6 to the Company's       1-6986
           and Amended Public Service       Quarterly Report on Form
           Company of New Mexico            10-Q for the quarter ended
           Accelerated Management           September 30, 1988.
           Performance Plan (1988).
           (August 30, 1988.)
 10.23.2** Second Amendment to Restated     10.26.2 to Annual Report    1-6986
           and Amended Public Service       of the Registrant on Form
           Company of New Mexico            10-K for fiscal year ended
           Accelerated Management           December 31, 1989.
           Performance Plan (1988).
           (December 29, 1989).
 10.24**   Management Life Insurance Plan   10.39 to Annual Report of   1-6986
           (July 1985) of the Company.      the Registrant on Form 10-
                                            K for fiscal year ended
                                            December 31, 1985.
 10.25**   Amended and Restated Medical     19.6 to the Company's       1-6986
           Reimbursement Plan of Public     Quarterly Report on Form
           Service Company of New Mexico.   10-Q for the quarter ended
                                            March 31, 1987.
 10.25.1** Second Restated and Amended      10.25.1 to Annual Report    1-6986
           Public Service Company of New    of the Registrant on Form
           Mexico Executive Medical Plan.   10-K for the fiscal year
                                            ended December 31, 1992

 EXHIBIT
   NO.              DESCRIPTION                 FILED AS EXHIBIT:      FILE NO.
 -------            -----------                 -----------------      --------
 10.27   Amendment No. 2 dated as of        10.53 to Annual Report of   1-6986
         April 10, 1987, to the Facility    the Registrant on Form 10-
         Lease dated as of August 12,       K for fiscal year ended
         1986, between The First National   December 31, 1987.
         Bank of Boston, as Owner
         Trustee, and Public Service
         Company of New Mexico. (Unit 2
         Transaction.) (This is an
         amendment to a Facility Lease
         which is substantially similar
         to the Facility Lease filed as
         Exhibit 28.1 to the Company's
         Current Report on Form 8-K dated
         August 18, 1986.)
 10.28   Amendment No. 3 dated as of        10.54 to Annual Report of   1-6986
         March 30, 1987, to the Facility    the Registrant on Form 10-
         Lease dated as of December 16,     K for fiscal year ended
         1985, between The First National   December 31, 1987.
         Bank of Boston, as Owner
         Trustee, and Public Service
         Company of New Mexico. (Unit 1
         Transaction.) (This is an
         amendment to a Facility Lease
         which is substantially similar
         to the Facility Lease filed as
         Exhibit 28(a) to the Company's
         Current Report on Form 8-K dated
         December 31, 1985.)
 10.29   Decommissioning Trust Agreement    10.55 to Annual Report of   1-6986
         between Public Service Company     the Registrant on Form 10-
         of New Mexico and First            K for fiscal year ended
         Interstate Bank of Albuquerque     December 31, 1987.
         dated as of July 31, 1987.
 10.30   New Mexico Public Service          10.56 to Annual Report of   1-6986
         Commission Order dated July 30,    the Registrant on Form 10-
         1987, and Exhibit 1 thereto, in    K for fiscal year ended
         NMPUC Case No. 2004, regarding     December 31, 1987.
         the PVNGS decommissioning trust
         fund.
 10.31** Executive Retention Agreements.    10.42 to Annual Report of   1-6986
                                            the Registrant on Form 10-
                                            K for fiscal year ended
                                            December 31, 1990.
 10.32** Supplemental Employee Retirement   19.4 to the Company's       1-6986
         Agreements dated August 4, 1989.   Quarterly Report on Form
                                            10-Q for the quarter ended
                                            September 30, 1989.
 10.33** Supplemental Employee Retirement   10.47 to Annual Report of   1-6986
         Agreement dated March 6, 1990.     the Registrant on Form 10-
                                            K for fiscal year ended
                                            December 31, 1989.
 10.34   Settlement Agreement between       10.48 to Annual Report of   1-6986
         Public Service Company of New      the Registrant on Form 10-
         Mexico and Creditors of Meadows    K for fiscal year ended
         Resources, Inc. dated November     December 31, 1989.
         2, 1989.
 10.34.1 First amendment dated April 24,    19.1 to the Company's       1-6986
         1992 to the Settlement Agreement   Quarterly Report on Form
         dated November 2, 1989 among       10-Q for the quarter ended
         Public Service Company of New      September 30, 1992.
         Mexico, the lender parties
         thereto and collateral agent.

  EXHIBIT
    NO.              DESCRIPTION                FILED AS EXHIBIT:      FILE NO.
  -------            -----------                -----------------      --------
 10.35     Amendment dated April 11, 1991   19.1 to the Company's       1-6986
           among Public Service Company     Quarterly Report on Form
           of New Mexico, certain banks     10-Q for the quarter ended
           and Chemical Bank and            September 30, 1991.
           Citibank, N.A., as agents for
           the banks.
 10.36     San Juan Unit 4 Purchase and     19.2 to the Company's       1-6986
           Participation Agreement Public   Quarterly Report on Form
           Service Company of New Mexico    10-Q for the quarter ended
           and the City of Anaheim,         March 31, 1991.
           California dated April 26,
           1991.
 10.36.1   Second stipulation in the        10.38 to Annual Report of   1-6986
           matter of application of         the Registrant on Form 10-
           Public Service Company of New    K for fiscal year ended
           Mexico for NMPSC approval to     December 31, 1992.
           sell a 10.04% undivided
           interest in San Juan
           Generating Station Unit 4 to
           the City of Anaheim,
           California, and for related
           orders and approvals.
 10.37**   Executive Retention Plan.        10.37 to Annual Report of   1-6986
                                            the Registrant on Form 10-
                                            K for fiscal year ended
                                            December 31, 1991.
 10.38     Restated and Amended San Juan    10.2.1 to the Company's
           Unit 4 Purchase and              Quarterly Report on Form
           Participation Agreement          10-Q for the quarter ended
           between Public Service Company   September 30, 1993.
           of New Mexico and Utah
           Associated Municipal Power
           Systems
 10.39     Purchase agreement dated         10.39 to Annual Report of   1-6986
           February 7, 1992 between         the Registrant on Form 10-
           Burnham Leasing Corporation      K for fiscal year ended
           and Public Service Company of    December 31, 1991.
           New Mexico.
 10.40**   Director Restricted Stock        10.40 to Annual Report of   1-6986
           Retainer Plan.                   the Registrant on Form 10-
                                            K for fiscal year ended
                                            December 31, 1991.
 10.40.1** First Amendment to the Public    19.3 to the Company's       1-6986
           Service Company of New Mexico    Quarterly Report on Form
           Director Restricted Stock        10-Q for the quarter ended
           Retainer Plan                    March 31, 1993.
 10.41     Waste Disposal Agreement,        19.5 to the Company's       1-6986
           dated as of July 27, 1992        Quarterly Report on Form
           among San Juan Coal Company,     10-Q for the quarter ended
           the Company and Tucson           September 30, 1992
           Electric Power Company.          (confidentiality treatment
                                            was requested as to
                                            portions of this exhibit,
                                            and such portions were
                                            omitted from the exhibit
                                            and were filed separately
                                            with the Securities and
                                            Exchange Commission).

  EXHIBIT
    NO.              DESCRIPTION                FILED AS EXHIBIT:      FILE NO.
  -------            -----------                -----------------      --------
 10.42     Stipulation in the matter of     10.42 to Annual Report of  1-6986
           the application of Gas Company   the Registrant on Form 10-
           of New Mexico for an order       K for fiscal year ended
           authorizing recovery of MDL      December 31, 1992.
           costs through Rate Rider
           Number 8.
 10.43**   Description of certain Plans     10.43 to Annual Report of  1-6986
           which include executive          the Registrant on Form 10-
           officers as participants.        K for fiscal year ended
                                            December 31, 1992.
 10.44**   Public Service Company of New    10.44 to Annual Report of  1-6986
           Mexico--Non-Union Voluntary      the Registrant on Form 10-
           Separation Program.              K for fiscal year ended
                                            December 31, 1992.
 10.44.1** First Amendment dated April 6,   19.2 to the Company's      1-6986
           1993 to the First Restated and   Quarterly Report on Form
           Amended Public Service Company   10-Q for the quarter ended
           of New Mexico Non-Union          March 31, 1993.
           Severance Pay Plan dated
           August 1, 1992.
 10.45**   Public Service Company of New    99.1 to Registration       33-65418
           Mexico Performance Stock Plan.   Statement No. 33-65418 of
                                            the Company.
 10.46**   Public Service Company of New    10.1 to the Company's      1-6986
           Mexico Asset Sales Incentive     Quarterly Report on Form
           Plan.                            10-Q for the quarter ended
                                            June 30, 1993.
 10.47**   Compensation Arrangement with    10.3 to the Company's      1-6986
           Chief Executive Officer.         Quarterly Report on Form
                                            10-Q for the quarter ended
                                            June 30, 1993.
 10.47.1** Pension Service Adjustment       10.3.1 to the Company's    1-6986
           Agreement for Benjamin F.        Quarterly Report on Form
           Montoya.                         10-Q for the quarter ended
                                            September 30, 1993.
 10.47.2** Severance Agreement for          10.3.2 to the Company's    1-6986
           Benjamin F. Montoya.             Quarterly Report on Form
                                            10-Q for the quarter ended
                                            September 30, 1993.
 10.47.3** Executive Retention Agreement    10.3.3 to the Company's    1-6986
           for Benjamin F. Montoya.         Quarterly Report on Form
                                            10-Q for the quarter ended
                                            September 30, 1993.
 10.48**   Public Service Company of New    10.4 to the Company's      1-6986
           Mexico OBRA '93 Retirement       Quarterly Report on Form
           Plan.                            10-Q for the quarter ended
                                            September 30, 1993.
 ADDITIONAL EXHIBITS
 16.1      Letter re. Change in             16.1 to the Company's      1-6986
           Certifying Accountant.           Current Report Form 8-K
                                            dated January 8, 1993.

 EXHIBIT
   NO.              DESCRIPTION                 FILED AS EXHIBIT:      FILE NO.
 -------            -----------                 -----------------      --------
 22      Certain subsidiaries of the        22 to Annual Report of the  1-6986
         registrant.                        Registrant on Form 10-K
                                            for fiscal year ended
                                            December 31, 1992.
 99.1    Collateral Trust Indenture dated   28(i) to the Company's      1-6986
         as of December 16, 1985, among     Current Report on Form 8-K
         First PV Funding Corporation,      dated December 31, 1985.
         Public Service Company of New
         Mexico and Chemical Bank, as
         Trustee.
 99.1.1  Series 1986A Bond Supplemental     28.4 to the Company's       1-6986
         Indenture dated as of July 15,     Current Report on Form 8-K
         1986, to Collateral Trust          dated July 17, 1986.
         Indenture dated as of December
         16, 1985.
 99.1.2  Series 1986B Bond Supplemental     28.1.2 to the Company's     1-6986
         Indenture dated as of November     Current Report on Form 8-K
         18, 1986, to Collateral Trust      dated November 25, 1986.
         Indenture dated as of December
         16, 1985.
 99.1.3  Unit 1 Supplemental Indenture of   28.8 to the Company's       1-6986
         Pledge (Lease Obligation Bonds,    Current Report on Form 8-K
         Series 1986B) dated as of          dated December 17, 1986.
         December 15, 1986, to the
         Collateral Trust Indenture dated
         as of December 16, 1985.
 99.1.4  Unit 2 Supplemental Indenture of   28.16 to the Company's      1-6986
         Pledge (Lease Obligation Bonds,    Current Report on Form 8-K
         Series 1986B) dated as of          dated December 17, 1986.
         December 15, 1986, to the
         Collateral Trust Indenture dated
         as of December 16, 1985.
 99.2*   Participation Agreement dated as   2 to the Company's Current  1-6986
         of December 16, 1985, among the    Report on Form 8-K dated
         Owner Participant named therein,   December 31, 1985.
         First PV Funding Corporation.
         The First National Bank of
         Boston, in its individual
         capacity and as Owner Trustee
         (under a Trust Agreement dated
         as of December 16, 1985 with the
         Owner Participant), Chemical
         Bank, in its individual capacity
         and as Indenture Trustee (under
         a Trust Indenture, Mortgage,
         Security Agreement and
         Assignment of Rents dated as of
         December 16, 1985 with the Owner
         Trustee), and Public Service
         Company of New Mexico, including
         Appendix A definitions.
 99.2.1* Amendment No. 1 dated as of July   2.1 to the Company's        1-6986
         15, 1986, to Participation         Current Report on Form 8-K
         Agreement dated as of December     dated July 17, 1986.
         16, 1985.
 99.2.2* Amendment No. 2 dated as of        2.1 to the Company's        1-6986
         November 18, 1986, to              Current Report on Form 8-K
         Participation Agreement dated as   dated November 25, 1986.
         of December 16, 1985.
 99.3*   Trust Indenture, Mortgage,         28(b) to the Company's      1-6986
         Security Agreement and             Current Report on Form 8-K
         Assignment of Rents dated as of    dated December 31, 1985.
         December 16, 1985, between The
         First National Bank of Boston,
         as Owner Trustee, and Chemical
         Bank, as Indenture Trustee.

 EXHIBIT
   NO.              DESCRIPTION                 FILED AS EXHIBIT:      FILE NO.
 -------            -----------                 -----------------      --------
 99.3.1* Supplemental Indenture No. 1       28.2 to the Company's       1-6986
         dated as of July 15, 1986, to      Current Report on Form 8-K
         the Trust Indenture, Mortgage,     dated July 17, 1986.
         Security Agreement and
         Assignment of Rents dated as of
         December 16, 1985.
 99.3.2* Supplemental Indenture No. 2       28.2 to the Company's       1-6986
         dated as of November 18, 1986,     Current Report on Form 8-K
         to the Trust Indenture,            dated November 25, 1986.
         Mortgage, Security Agreement and
         Assignment of Rents dated as of
         December 16, 1985.
 99.4*   Assignment, Assumption and         28(e) to the Company's      1-6986
         Further Agreement dated as of      Current Report on Form 8-K
         December 16, 1985, between         dated December 31, 1985.
         Public Service Company of New
         Mexico and The First National
         Bank of Boston, as Owner
         Trustee.
 99.5    Participation Agreement dated as   2.1 to the Company's        1-6986
         of July 31, 1986, among the        Quarterly Report on Form
         Owner Participant named therein,   10-Q for the quarter ended
         First PV Funding Corporation.      June 30, 1986.
         The First National Bank of
         Boston, in its individual
         capacity and as Owner Trustee
         (under a Trust Agreement dated
         as of July 31, 1986, with the
         Owner Participant), Chemical
         Bank, in its individual capacity
         and as Indenture Trustee (under
         a Trust Indenture, Mortgage,
         Security Agreement and
         Assignment of Rents dated as of
         July 31, 1986, with the Owner
         Trustee), and Public Service
         Company of New Mexico, including
         Appendix A definitions.
 99.5.1  Amendment No. 1 dated as of        28.4 to the Company's       1-6986
         November 18, 1986, to              Current Report on Form 8-K
         Participation Agreement dated as   dated November 25, 1986.
         of July 31, 1986.
 99.6    Trust Indenture, Mortgage,         28.2 to the Company's       1-6986
         Security Agreement and             Quarterly Report on Form
         Assignment of Rents dated as of    10-Q for the quarter ended
         July 31, 1986, between The First   June 30, 1986.
         National Bank of Boston, as
         Owner Trustee, and Chemical
         Bank, as Indenture Trustee.
 99.6.1  Supplemental Indenture No. 1       28.6 to the Company's       1-6986
         dated as of November 18, 1986,     Current Report on Form 8-K
         to the Trust Indenture,            dated November 25, 1986.
         Mortgage, Security Agreement and
         Assignments of Rents dated as of
         July 31, 1986.
 99.7    Assignment, Assumption, and        28.3 to the Company's       1-6986
         Further Agreement dated as of      Quarterly Report on Form
         July 31, 1986, between Public      10-Q for the quarter ended
         Service Company of New Mexico      June 30, 1986.
         and The First National Bank of
         Boston, as Owner Trustee.

 EXHIBIT
   NO.              DESCRIPTION                 FILED AS EXHIBIT:      FILE NO.
 -------            -----------                 -----------------      --------
 99.8*   Participation Agreement dated as   2.1 to the Company's        1-6986
         of August 12, 1986, among the      Current Report on Form 8-K
         Owner Participant named therein,   dated August 18, 1986.
         First PV Funding Corporation.
         The First National Bank of
         Boston, in its individual
         capacity and as Owner Trustee
         (under a Trust Agreement dated
         as of August 12, 1986, with the
         Owner Participant), Chemical
         Bank, in its individual capacity
         and as Indenture Trustee (under
         a Trust Indenture, Mortgage,
         Security Agreement and
         Assignment of Rents dated as of
         August 12, 1986, with the Owner
         Trustee), and Public Service
         Company of New Mexico, including
         Appendix A definitions.
 99.8.1* Amendment No. 1 dated as of        28.8 to the Company's       1-6986
         November 18, 1986, to              Current Report on Form 8-K
         Participation Agreement dated as   dated November 25, 1986.
         of August 12, 1986.
 99.9*   Trust Indenture, Mortgage,         28.2 to the Company's       1-6986
         Security Agreement and             Current Report on Form 8-K
         Assignment of Rents dated as of    dated August 18, 1986.
         August 12, 1986, between The
         First National Bank of Boston,
         as Owner Trustee, and Chemical
         Bank, as Indenture Trustee.
 99.9.1* Supplemental Indenture No. 1       28.10 to the Company's      1-6986
         dated as of November 18, 1986,     Current Report on Form 8-K
         to the Trust Indenture,            dated November 25, 1986.
         Mortgage, Security Agreement and
         Assignment of Rents dated as of
         August 12, 1986.
 99.10*  Assignment, Assumption, and        28.3 to the Company's       1-6986
         Further Agreement dated as of      Current Report on Form 8-K
         August 12, 1986, between Public    dated August 18, 1986.
         Service Company of New Mexico
         and The First National Bank of
         Boston, as Owner Trustee.
 99.11   Participation Agreement dated as   2.1 to the Company's        1-6986
         of December 15, 1986, among the    Current Report on Form 8-K
         Owner Participant named therein,   dated December 17, 1986.
         First PV Funding Corporation.
         The First National Bank of
         Boston, in its individual
         capacity and as Owner Trustee
         (under a Trust Agreement dated
         as of December 15, 1986, with
         the Owner Participant), Chemical
         Bank, in its individual capacity
         and as Indenture Trustee (under
         a Trust Indenture, Mortgage,
         Security Agreement and
         Assignment of Rents dated as of
         December 15, 1986, with the
         Owner Trustee), and Public
         Service Company of New Mexico,
         including Appendix A definitions
         (Unit 1 Transaction).
 99.12   Trust Indenture, Mortgage,         28.2 to the Company's       1-6986
         Security Agreement and             Current Report on Form 8-K
         Assignment of Rents dated as of    dated December 17, 1986.
         December 15, 1986, between The
         First National Bank of Boston,
         as Owner Trustee, and Chemical
         Bank, as Indenture Trustee (Unit
         1 Transaction).

 EXHIBIT
   NO.              DESCRIPTION                 FILED AS EXHIBIT:      FILE NO.
 -------            -----------                 -----------------      --------
 99.13   Assignment, Assumption and         28.3 to the Company's       1-6986
         Further Agreement dated as of      Current Report on Form 8-K
         December 15, 1986, between         dated December 17, 1986.
         Public Service Company of New
         Mexico and The First National
         Bank of Boston, as Owner Trustee
         (Unit 1 Transaction).
 99.14   Participation Agreement dated as   2.2 to the Company's        1-6986
         of December 15, 1986, among the    Current Report on Form 8-K
         Owner Participant named therein,   dated December 17, 1986.
         First PV Funding Corporation,
         The First National Bank of
         Boston, in its individual
         capacity and as Owner Trustee
         (under a Trust Agreement dated
         as of December 15, 1986, with
         the Owner Participant), Chemical
         Bank, in its individual capacity
         and as Indenture Trustee (under
         a Trust Indenture, Mortgage,
         Security Agreement and
         Assignment of Rents dated as of
         December 15, 1986, with the
         Owner Trustee), and Public
         Service Company of New Mexico,
         including Appendix A definitions
         (Unit 2 Transaction).
 99.15   Trust Indenture, Mortgage,         28.10 to the Company's      1-6986
         Security Agreement and             Current Report on Form 8-K
         Assignment of Rents dated as of    dated December 17, 1986.
         December 15, 1986, between the
         First National Bank of Boston,
         as Owner Trustee, and Chemical
         Bank, as Indenture Trustee (Unit
         2 Transaction).
 99.16   Assignment, Assumption, and        28.11 to the Company's      1-6986
         Further Agreement dated as of      Current Report on Form 8-K
         December 15, 1986, between         dated December 17, 1986.
         Public Service Company of New
         Mexico and The First National
         Bank of Boston, as Owner Trustee
         (Unit 2 Transaction).
 99.17*  Waiver letter with respect to      28.12 to the Company's      1-6986
         "Deemed Loss Event" dated as of    Current Report on Form 8-K
         August 18, 1986, between the       dated August 18, 1986.
         Owner Participant named therein,
         and Public Service Company of
         New Mexico.
 99.18*  Waiver letter with respect to      28.13 to the Company's      1-6986
         "Deemed Loss Event" dated as of    Current Report on Form 8-K
         August 18, 1986, between the       dated August 18, 1986.
         Owner Participant named therein,
         and Public Service Company of
         New Mexico.
 99.19   Agreement No. 13904 (Option and    28.19 to Annual Report of   1-6986
         Purchase of Effluent), dated       the Registrant on Form 10-
         April 23, 1973, among Arizona      K for fiscal year ended
         Public Service Company, Salt       December 31, 1986.
         River Project Agricultural
         Improvement and Power District,
         the Cities of Phoenix, Glendale,
         Mesa, Scottsdale, and Tempe, and
         the Town of Youngtown.
 99.20   Agreement for the Sale and         28.20 to Annual Report of   1-6986
         Purchase of Wastewater Effluent,   the Registrant on Form 10-
         dated June 12, 1981, among         K for fiscal year ended
         Arizona Public Service Company,    December 31, 1986.
         Salt River Project Agricultural
         Improvement and Power District
         and the City of Tolleson, as
         amended.

- --------
 * One or more additional documents, substantially identical in all material respects to this exhibit, have been entered into, relating to one or more additional sale and leaseback transactions. Although such additional documents may differ in other respects (such as dollar amounts and percentages), there are no material details in which such additional documents differ from this exhibit.
** Designates each management contract or compensatory plan arrangement required to be identified pursuant to paragraph 3 of Item 14(a) of Form 10-K.

  (b) Reports on Form 8-K:

  During the quarter ended December 31, 1993, and during the period beginning January 1, 1994 and ending March 8, 1994, the Company filed, on the dates indicated, the following reports on Form 8-K.

      DATED:            FILED:                      RELATING TO:
      ------            ------                      ------------
 August 12, 1993   October 15, 1993  Relating to natural gas supply litigation and pricing issues, refunding activities,
                                     sale of 50 MW of San Juan Generating
                                     Station Unit 4 and Palo Verde Nuclear
                                     Generating Station
 December 8, 1993  January 13, 1994  Framework filing stipulation, S&P's credit ratings, liquidity facilities, fuel and
                                     purchased power cost adjustment clause, a
                                     transmission right-of-way and director
                                     resignation
 December 15, 1993 February 25, 1994 Proposed Sale of Gas Gathering and
                                     Processing Assets and Palo Verde Nuclear
                                     Generating Station

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Public Service Company of New Mexico
                                                      (Registrant)


Date: March 8, 1994                       By         /s/ B. F. Montoya
                                            -----------------------------------
                                                       B. F. Montoya
                                               President and Chief Executive
                                                          Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                         CAPACITY                   DATE
             ---------                         --------                   ----
         /s/ B. F. Montoya           Principal Executive Officer     March 8, 1994
- ------------------------------------  and Director
           B. F. Montoya
   President and Chief Executive
              Officer

          /s/ M. H. Maerki           Principal Financial Officer     March 8, 1994
- ------------------------------------
            M. H. Maerki
     Senior Vice President and
      Chief Financial Officer

         /s/ D. M. Burnett           Principal Accounting Officer    March 8, 1994
- ------------------------------------
           D. M. Burnett
      Corporate Controller and
      Chief Accounting Officer

         /s/ J. T. Ackerman          Chairman of the Board           March 8, 1994
- ------------------------------------
           J. T. Ackerman

        /s/ R. G. Armstrong                    Director              March 8, 1994
- ------------------------------------
          R. G. Armstrong
                                               Director              March  , 1994
- ------------------------------------
            J. A. Godwin

         /s/ L. H. Lattman                     Director              March 8, 1994
- ------------------------------------
           L. H. Lattman

          /s/ R. U. Ortiz                      Director              March 8, 1994
- ------------------------------------
            R. U. Ortiz

          /s/ R. M. Price                      Director              March 8, 1994
- ------------------------------------
            R. M. Price

           /s/ P. F. Roth                      Director              March 8, 1994
- ------------------------------------
             P. F. Roth

                               INDEX TO EXHIBITS

                                                                   SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
   NO.                   DESCRIPTION OF EXHIBITS                       PAGE
 -------                 -----------------------                   ------------
   2.1   Purchase and Sale Agreement By and Among Public Service
         Company of New Mexico, Sunterra Gas Gathering Company,
         Sunterra Gas Processing Company (Sellers) and Williams
         Gas Processing--Blanco, Inc. (Buyer)
   2.2   Agreement to Purchase and Sell Between City of Santa
         Fe, New Mexico and Public Service Company of New Mexico
   3.2   Bylaws of Public Service Company of New Mexico With All
         Amendments to and Including March 1, 1994
  10.50  Public Service Company of New Mexico Section 415 Plan
  10.51  First Amendment to the Public Service Company of New
         Mexico Executive Retention Plan
  10.52  First Amendment to the Public Service Company of New
         Mexico Performance Stock Plan
  10.53  January 12, 1994 Stipulation
  10.54  Employment Retirement and Release Agreement By and
         Between the Public Service Company of New Mexico and
         William M. Eglinton
  10.55  Receivable Purchase Agreement Dated as of August 2,
         1993, Among Public Service Company of New Mexico
         (Seller) and CXC Incorporated (Purchaser) and Citicorp
         North America, Inc. (Agent)
  10.56  U.S. $40,000,000 Receivables Purchase Agreement Dated
         December 21, 1993 Among Public Service Company of New
         Mexico (Seller) and Corporate Receivables Corporation
         (Investor) and Citicorp North America, Inc. (Agent)
  10.57  U.S. $100,000,000 Revolving Credit Agreement Dated as
         of December 14, 1993 Among Public Service Company of
         New Mexico (Borrower) and The Banks Named Herein
         (Banks) and Chemical Bank and Citibank, N.A. (Co-
         Agents)
  10.58  Amendment No. 8 effective September 12, 1983, to the
         Arizona Nuclear Power Project Participation Agreement
         (refiled)
  10.59* Amended and Restated Lease dated as of September 1,
         1993, between The First National Bank of Boston,
         Lessor, and the Company, Lessee (EIP Lease).
  10.61  Participation Agreement dated as of June 30, 1983 among
         Security Trust Company, as Trustee, the Company, Tucson
         Electric Power Company and certain financial
         institutions relating to the San Juan Coal Trust
         (refiled)
  10.62  Agreement of the Company pursuant to Item
         601(b)(4)(iii) of Regulation S-K (refiled)
  23.1   Consent of Arthur Andersen & Co.
  23.2   Consent of KPMG Peat Marwick