Form 10-Q
period 1994-03-31
PUBLIC SERVICE CO OF NEW MEXICO
filed 1994-05-16
CIK 81023

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


(Mark One)  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the period ended March 31, 1994

                                      OR

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission file number 1-6986

                        PUBLIC SERVICE COMPANY OF NEW MEXICO
               (Exact name of registrant as specified in its charter)

                New Mexico                               85-0019030
          (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)               Identification No.)

                Alvarado Square, Albuquerque, New Mexico  87158
                   (Address of principal executive offices)
                                  (Zip Code)

                                (505) 848-2700
             (Registrant's telephone number, including area code)


(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X      No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock--$5.00 par value                    41,774,083 shares
                 Class                            Outstanding at May 1, 1994

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                                      INDEX


                                                                       Page No.

PART I.  FINANCIAL INFORMATION:

  Report of Independent Public Accountants                                   3

  ITEM 1.  FINANCIAL STATEMENTS

  Consolidated Statements of Earnings--
    Three Months Ended March 31, 1994 and 1993                               4

  Consolidated Balance Sheets--
    March 31, 1994 and December 31, 1993                                     5

  Consolidated Statements of Cash Flows--
    Three Months Ended March 31, 1994 and 1993                               6

  Notes to Consolidated Financial Statements                                 7

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS                           8

PART II.  OTHER INFORMATION:

  ITEM 1.  LEGAL PROCEEDINGS                                                13

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              15

  ITEM 5.  OTHER INFORMATION                                                15

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 17

Signature                                                                   18

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Public Service Company of New Mexico:


We have reviewed the accompanying condensed consolidated balance sheet of Public Service Company of New Mexico (a New Mexico corporation) and subsidiaries as of March 31, 1994, and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended March 31, 1994 and 1993. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Public Service Company of New Mexico and subsidiaries as of December 31, 1993 (not presented herein). Our report on that statement described the Company's adoption, effective January 1, 1993, of Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, and No. 109, Accounting for Income Taxes. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1993, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



ARTHUR ANDERSEN & CO.


Albuquerque, New Mexico
May 6, 1994

ITEM 1. FINANCIAL STATEMENTS

            PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF EARNINGS
                                 (Unaudited)
                                                      Three Months Ended
                                                           March 31
                                                      ------------------
                                                        1994      1993
                                                        ----      ----
                                                      (In thousands except
                                                        per share amounts)
Operating revenues:
  Electric                                            $148,668  $146,158
  Gas                                                  109,419    99,989
  Water                                                  2,720     2,411
                                                      --------  --------
    Total operating revenues                           260,807   248,558
                                                      --------  --------
Operating expenses:
  Fuel and purchased power                              32,158    35,806
  Gas purchased for resale                              63,293    53,721
  Other operation and maintenance                       79,656   101,250
  Depreciation and amortization                         18,737    19,656
  Taxes, other than income taxes                        10,193     9,596
  Income taxes                                          14,099     2,178
                                                      --------  --------
     Total operating expenses                          218,136   222,207
                                                      --------  --------
     Operating income                                   42,671    26,351
                                                      --------  --------
Other income and deductions, net of taxes:
  Allowance for equity funds used
    during construction                                   -           12
  Other                                                    (47)    5,652
                                                      --------  --------
      Net other income and deductions                      (47)    5,664
                                                      --------  --------
      Income before interest charges                    42,624    32,015
                                                      --------  --------
Interest charges:
  Interest on long-term debt                            17,182    18,010
  Other interest charges                                 1,405     2,252
  Allowance for borrowed funds used
    during construction                                    (66)     (207)
                                                      --------  --------
      Net interest charges                              18,521    20,055
                                                      --------  --------
Net earnings                                            24,103    11,960
Preferred stock dividend requirements                    1,681     1,716
                                                      --------  --------
Net earnings applicable to common stock               $ 22,422  $ 10,244
                                                      ========  ========
Average shares of common stock outstanding              41,774    41,774
                                                      ========  ========
Net earnings per share of common stock                $   0.54  $   0.25
                                                      ========  ========
Dividends paid per share of common stock              $   -     $   -
                                                      ========  ========


The accompanying notes are an integral part of these financial statements.
/TABLE

                       PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                                                               March 31,    December 31,
                                                                1994             1993
                                                               --------     -----------
                                                             (Unaudited)
                                                                   (In thousands)
ASSETS
Utility plant                                                 $2,572,527     $2,550,166
Accumulated provision for depreciation and amortization         (864,400)      (846,234)
                                                              ----------     ----------
   Net utility plant                                           1,708,127      1,703,932
                                                              ----------     ----------
Other property and investments                                    34,187         33,966
                                                              ----------     ----------

Current assets:
   Cash                                                           24,577         20,510
   Temporary investments, at cost                                 47,850         47,850
   Receivables                                                   143,419        147,223
   Income taxes receivable                                          -            10,400
   Fuel, materials and supplies                                   51,852         48,086
   Gas in underground storage                                      7,940          8,599
   Other current assets                                           12,007         11,347
                                                              ----------     ----------
      Total current assets                                       287,645        294,015
                                                              ----------     ----------
Deferred charges                                                 166,780        180,276
                                                              ----------     ----------
                                                              $2,196,739     $2,212,189
                                                              ==========     ==========
CAPITALIZATION AND LIABILITIES
Capitalization:
   Common stock equity:
     Common stock                                             $  208,870     $  208,870
     Additional paid-in capital                                  470,149        470,149
    Excess pension liability, net of tax                         (2,795)        (2,795)
     Retained earnings (deficit) since January 1, 1989
       (appropriated $6.7 million as of March 31, 1994)         (98,426)      (120,848)
                                                              ----------     ----------
        Total common stock equity                                577,798        555,376
   Cumulative preferred stock:
      Without mandatory redemption requirements                   59,000         59,000
      With mandatory redemption requirements                      23,100         24,386
   Long-term debt, less current maturities                       902,496        957,622
                                                              ----------     ----------
        Total capitalization                                   1,562,394      1,596,384
                                                              ----------     ----------
Current liabilities:
   Short-term debt                                                 -               -
   Accounts payable                                               77,168        116,905
   Current maturities of long-term debt                           63,480         18,903
   Accrued interest and taxes                                     37,545         29,992
   Other current liabilities                                      56,370         51,364
                                                              ----------     ----------
        Total current liabilities                                234,563        217,164
                                                              ----------     ----------
Deferred credits                                                 399,782        398,641
                                                              ----------     ----------
                                                              $2,196,739     $2,212,189
                                                              ==========     ==========

The accompanying notes are an integral part of these financial statements.

                       PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)
                                                                  Three Months Ended
                                                                        March 31
                                                                  ------------------
                                                                  1994           1993
                                                                  ----           ----
                                                                    (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                   $24,103        $11,960
  Adjustments to reconcile net earnings to net cash
    flows from operating activities:
      Depreciation and amortization                               22,931         25,220
      Allowance for equity funds used during construction           -               (12)
      Accumulated deferred investment tax credit                  (1,295)        (1,404)
      Accumulated deferred income tax                              3,476          9,593
      Changes in certain assets and liabilities:
        Receivables                                               14,204        (23,476)
        Fuel, materials and supplies                              (3,766)         4,517
        Deferred charges                                          13,204         13,768
        Accounts payable                                         (39,744)       (16,079)
        Accrued interest and taxes                                 7,553         11,875
        Deferred credits                                          (2,628)        (6,718)
        Other                                                      5,167            362
      Other, net                                                   1,711          1,069
                                                                 -------        -------
        Net cash flows from operating activities                  44,916         30,675
                                                                 -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Utility plant additions                                        (26,884)       (25,727)
  Other property additions                                          (274)        (1,829)
  Temporary investments, net                                        -            (5,665)
                                                                 -------        -------
        Net cash flows from investing activities                 (27,158)       (33,221)
                                                                 -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Redemptions and repurchases of preferred stock                  (1,419)          (600)
  Repayments of other long-term debt                             (10,568)        (1,684)
  Net increase in short-term debt                                   -             1,650
  Dividends paid                                                  (1,704)        (1,717)
                                                                 -------        -------
        Net cash flows from financing activities                 (13,691)        (2,351)
                                                                 -------        -------
  Increase (decrease) in cash                                      4,067         (4,897)
  Cash at beginning of period                                     20,510         21,080
                                                                 -------        -------
  Cash at end of period                                          $24,577        $16,183
                                                                 =======        =======
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid                                                  $19,368        $14,526
                                                                 =======        =======
  Income taxes paid, net                                         $  -           $     1
                                                                 =======        =======

The accompanying notes are an integral part of these financial statements.

            PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  General Accounting Policy

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the consolidated financial statements. The accounting policies followed by Public Service Company of New Mexico (the "Company") are set forth in note (1) of notes to the Company's consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993 Form 10-K") filed with the Securities and Exchange Commission.

(2)  First Mortgage Bond Redemption

On April 20, 1994, the Company redeemed its $45 million 10 1/8% series first mortgage bonds prior to scheduled maturity. The premium paid for the early redemption and the unamortized issuance expense were approximately $1.9 million and $.2 million, respectively. Approximately $.5 million of these amounts will be written off with the remainder being deferred for future recovery.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's 1993 Form 10-K PART II, ITEM 7.--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" discusses management's assessment of the Company's financial condition, results of operations and other issues facing the Company. The following discussion supplements the 1993 Form 10-K discussion and should be read in conjunction with the consolidated financial statements presented herein and in the 1993 Form 10-K.

The January 12, 1994 Stipulation

As previously reported, on January 12, 1994, the Company and the New Mexico Public Utility Commission ("NMPUC") staff and primary intervenor groups entered into a stipulation ("stipulation") which addresses retail electric prices, generation assets and certain financial concerns of the Company. The Company filed the stipulation with the NMPUC, recommending that electric retail rates be reduced by $30 million. The stipulation is subject to NMPUC approval. (See PART II, ITEM 7.--" MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-- January 12, 1994 Stipulation" in the 1993 Form 10-K.)

On January 3, 1994, the NMPUC issued an order establishing an investigation of rates for both the Company and Southwestern Public Service Company. The order requires the Company to file a general rate case no later than July 1, 1994. However, in an order issued March 7, 1994 regarding the stipulation, the NMPUC preliminarily stayed the requirements of its investigative order as they pertain to the Company, pending the filing of testimony on the stipulation and until further order of the NMPUC.

On March 23, 1994, the Company requested an extension for filing its testimony in support of the stipulation from April 18, 1994 to May 16, 1994. On March 24, 1994, the NMPUC granted the extension. On May 10, 1994, the Company requested a second extension for filing its testimony from May 16,
1994 to June 1, 1994.  The NMPUC granted the extension on May 13, 1994.   No
hearing date has been scheduled.

                       LIQUIDITY AND CAPITAL RESOURCES

The Company currently estimates a total of $205 million for its capital requirements for 1994. The Company expects that such cash requirements are to be met primarily through internally-generated cash. However, to cover differences in the amounts and timing of cash generation and cash requirements, the Company intends to utilize short-term borrowings under its liquidity arrangements, which consist of a $100 million secured revolving credit facility ("Facility"), an additional $40 million credit facility collateralized by the Company's electric customer accounts receivable and $11 million in local lines of credit. The Company had no borrowings under such liquidity arrangements as of March 31, 1994.

The Facility has an expiration date of June 13, 1995 and contains a provision that could prevent additional borrowings in the event of a material adverse change in the condition (financial or otherwise), results of operations, assets, business or prospects of the Company. In respect to the total debt to total capitalization test under the Facility and the letter of credit issued to support certain pollution control bonds, the Company is allowed to exclude from the calculation of total capitalization up to $200 million in pre-tax write-offs resulting from the Company's restructuring efforts. The Company was allowed to exclude, from the calculation, approximately $180 million in pre-tax write-offs resulting from the stipulation signed in January 1994. The maximum allowed ratio of the Company's total debt to total capitalization under the Facility and the letter of credit is 72%. As of March 31, 1994, such ratio was 67.49%.

On April 20, 1994, the Company redeemed its $45 million 10 1/8% series first mortgage bonds. The bonds, originally due October 1, 2004, were called at 104.22% of the principal amount. Annual savings, exclusive of the call premium, will be approximately $4.6 million or $.07 per share.

                            RESULTS OF OPERATIONS

Resources excluded from NMPUC jurisdictional rates continue to negatively impact the Company's results of operations; however, as a result of the Palo Verde Nuclear Generating Station ("PVNGS") Unit 3 write-down and the provision for loss associated with the M-S-R Public Power Agency, a California public power agency ("M-S-R"), power purchase contract recorded in 1992, the Company has experienced positive operating income from the excluded resources. Selected financial information for the excluded resources is shown below:

                                                      Three Months Ended
                                                           March 31
                                                           --------
                                                       1994        1993
                                                       ----        ----
                                                        (In thousands)

Operating revenues                                  $  9,854       $ 13,873

Operating income                                    $    619       $  2,522

Net loss                                            $ (2,456)      $ (1,678)

Net utility plant at end of period                  $158,350*      $198,968


* Decrease is a result of the sale of 50 MW of San Juan Generating Station ("SJGS") Unit 4 to the City of Anaheim, California.

Electric gross margin (electric operating revenues less fuel and purchased power expense) increased $6.2 million in the current quarter primarily due to a difference of $6.7 million (or $.10 per share) between the estimated unbilled revenues reported in the fourth quarter of 1993 and actual unbilled revenues. In addition, there was an increase in jurisdictional energy sales of 22.1 million KWh, or $1.8 million. These increases were partially offset by a decrease in the gross margin of the excluded resources and firm-requirements wholesale customers of $2.5 million as a result of a decrease in available capacity due to the 1993 sale of a 50 MW undivided interest in SJGS Unit 4 to the City of Anaheim, California, and a mid-cycle outage and less than full power operations (86%) of the PVNGS units.

Gas operating revenues and gas purchased for resale increased $9.4 million and $9.6 million, respectively, in the current quarter, mainly due to higher purchased gas costs.

Other operation and maintenance expenses decreased $21.6 million from last year's quarter due mainly to an accrual of $23.3 million related to the Company's severance program in 1993. Such decrease was partially offset by an increase in PVNGS maintenance expense of $2.8 million resulting primarily from the PVNGS Unit 2 mid-cycle outage and an increase in pension and retirees health care costs accruals of $1.2 million due to lowering the discount rates from 8 percent to 7 percent for measuring benefit obligations.


Operating income taxes for the current quarter increased $11.9 million from a year ago due primarily to increased pre-tax earnings for the current quarter.

Other income and deductions (net) decreased $5.7 million from the same quarter last year due primarily to an after-tax gain of $7.7 million recognized from the sale of the Company's investment in ACE Limited stock in 1993, which was partially offset by additional provisions for legal expenses in 1993.

                       OTHER ISSUES FACING THE COMPANY

Palo Verde Nuclear Generating Station

  Steam Generator Tubes

  As previously reported, tube cracking in the PVNGS steam generators adversely affected operations in 1993, and will continue to do so in 1994 and probably into 1995, because of the cost of replacement power, reduced off-system sale incentives, maintenance expense associated with unit outages and corrective actions required to deal with the issue. (See PART II, ITEM 7.-- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- OTHER ISSUES FACING THE COMPANY -- Palo Verde Nuclear Generating Station - Steam Generator Tubes" in the Company's 1993 Form 10-K.)

   PVNGS Unit 2

   The operation of Unit 2 has been particularly affected by this issue. Arizona Public Service Company ("APS"), as the operating agent, has encountered axial tube cracking in the upper regions of the two steam generators in Unit 2. This form of tube degradation is uncommon in the industry and, in March 1993, led to a tube rupture and an outage of the unit that extended to September 1993, during which the unit was refueled. In March 1994, a mid-cycle inspection outage was completed which revealed further tube degradation in Unit 2. The outage included, among other things, inspecting and chemically cleaning each of Unit 2's steam generators, and subsequently starting the unit up using boric acid in the secondary water system. Unit 2 is scheduled for another mid-cycle inspection outage in the fall of 1994. The Unit 2 refueling and maintenance outage which was originally planned for the fall of 1994 is now scheduled to be completed in early 1995.

   PVNGS Unit 3

   Unit 3 is currently in a refueling outage, during which APS is inspecting and has chemically cleaned each of Unit 3's two steam generators and the unit will be started up with boric acid in the secondary water system. APS's inspection of these generators has revealed axial cracking in a small number of tubes in the upper regions of each of the generators. As a result, APS has expanded the scope of its inspections of these steam generators to obtain additional information about the extent and severity of the axial cracking. The expanded inspection in one of the steam generators has been completed. APS expects that the expanded inspection in the other steam generator will be completed within the next week. APS
   currently expects that Unit 3 will be restarted in June.    However, in
   light of the axial cracking that APS has found to date, APS anticipates that Unit 3 would be removed from service in late 1994 for a mid-cycle inspection of its steam generators.

   PVNGS Unit 1

   Unit 1 is scheduled for a refueling outage beginning in March 1995. In late 1993, APS concluded that Unit 1 could be safely operated until the 1995 outage and submitted its supporting analysis to the Nuclear Regulatory Commission (the "NRC"). However, in light of the axial cracking found in the Unit 3 steam generators, APS is currently evaluating the potential need for a mid-cycle steam generator tube inspection outage in Unit 1 late in 1994.

   General

   Although its analysis is not yet completed, APS believes that the axial cracking in the Unit 2 and Unit 3 steam generator tubes is due to the susceptibility of tube materials to a combination of deposits on the tubes and the relatively high temperatures at which all three units are currently designed to operate. APS also believes that it can retard further tube degradation to acceptable levels by remedial actions, which include chemically cleaning the generators and performing analyses and adjustments that will allow the units to be operated at lower temperatures without appreciably reducing their power output. Chemical cleaning has been completed in Unit 2 and was completed in Unit 3 during its current refueling outage. The temperature analyses should be concluded within the next several months. In the meantime, the lower temperatures will be achieved by operating the units at less than full power (86%).

   APS previously reported that all three units should be returned to full power by mid-1995, and one or more of the units could be returned to full power during 1994. However, due to the axial cracking found in Unit 3, APS cannot currently predict when one or more of the units will be returned to full power.

   So long as the three units are involved in mid-cycle outages and are operated at less than full power (86%), the Company will incur additional replacement power costs and reduced off-system sale incentives of approximately $8.8 million during 1994. Approximately 70% (61% related to retail customers and 9% related to firm-requirements wholesale customers) of these additional costs will be recovered through the fuel and purchased power cost adjustment clauses ("FPPCAC"). (See PART I, ITEM 1.--"BUSINESS--RATES AND REGULATION--FPPCAC" in the Company's 1993 Form 10-K.) The future recovery of these costs from retail customers will be dependent upon receiving an order from the NMPUC regarding the elimination of the FPPCAC.

   The Company estimates that additional operations and maintenance expenses totaling approximately $2.0 million (before income taxes) will be incurred if mid-cycle inspection outages are performed at Units 1 and 3 in late 1994.

   When tube cracks are detected during any outage, the affected tubes are taken out of service by plugging. That has occurred in a number of tubes in all three units, particularly in Unit 2, which is by far the most affected by cracking and plugging. APS expects that because of the foregoing remedial actions, the rate of plugging will slow considerably and that, while it may ultimately reach some limit on plugging, it can operate the present steam generators over a number of years.

  PVNGS Decommissioning Funding

  As previously reported, the Company has a program for funding its share of nuclear plant decommissioning costs for PVNGS. (See PART II, ITEM 7 -- "MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- OTHER ISSUES FACING THE COMPANY -- PVNGS Decommissioning Funding" in the 1993 Form 10-K.)

  The Company's share of the PVNGS decommissioning costs was estimated at the end of 1993 at approximately $143.2 million in present value, or $755.1 million in future value. These estimates are based on the estimated remaining useful lives of 32 years, 32.75 years and 36 years for PVNGS Units 1, 2 and 3, respectively and an assumed escalation rate of 5% per year. The amount of the annual provision for 1994 using these assumptions is $4.8 million. This amount is charged to operating expense in the income statement and accrued as a provision for decommissioning in the liability section of the Company's balance sheet. The total provision for nuclear plant decommissioning reflected in the Company's balance sheet as of March 31, 1994 is approximately $18.7 million.

  The Company has established a decommissioning trust fund to which it makes annual deposits. The annual deposit approved by the NMPUC in 1987 is $396,000 per unit. The NMPUC jurisdictional share of this amount related to PVNGS Units 1 and 2 is included in retail rates. The market value of trust assets at the end of 1993 was approximately $11.0 million. Operating expenses (decommissioning expense) are adjusted at year end to reflect the market value of the trust assets.

  As previously reported, a supplemental investment program will be needed as a result of both cost increases and the under performance of the existing investment program. However, a supplemental funding program will not be established until clarification and/or possible revisions to a FERC order issued in October 1993 regarding restricted investment vehicles for nuclear decommissioning trusts are obtained. Although a supplemental program will not be established pending resolution from the FERC, the Company has requested recovery of the increased decommissioning costs in the stipulation.

A Transmission Right-of-Way

As previously reported, the Company has an easement for right-of-way with the Navajo Nation for portions of two transmission lines that emanate from SJGS and connect with Four Corners Power Plant and with a switching station in the Albuquerque area. This easement expired January 17, 1993 and the Company has been attempting to renew the grant. (See PART II, ITEM 7.--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- OTHER ISSUES FACING THE COMPANY-- A Transmission Right-of-Way" in the 1993 Form 10-K.)

On April 1, 1994, the Company submitted a proposal to the Navajo Nation for a long-term renewal of the easement and the Company is currently awaiting a response to that proposal. The Company continues to assess its options but is not pursuing other alternatives unless it receives indications that agreement cannot be reached in a satisfactory manner. The Company is currently unable to predict the outcome of the negotiations or the costs resulting therefrom.

Sale of SJGS Unit 4

As previously reported, the Company executed a purchase and participation agreement with Utah Associated Municipal Power Systems (UAMPS) to sell 35 MW of SJGS Unit 4 for approximately $40 million, which was subject to, among other things, regulatory approvals. (See PART II, ITEM 7.--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-- OTHER ISSUES FACING THE COMPANY--Excess Capacity Sales/Wholesale Power Market" in the Company's 1993 Form 10-K.)

The Company has received required regulatory approvals for the sale, and the transaction is currently scheduled to close on June 2,1994. The Company expects to receive cash proceeds of approximately $40 million and anticipates recognizing approximately $5.7 million ($.14 per share) for the gain and tax benefits associated with sharing the gain with the New Mexico jurisdictional customers.

PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                              OTHER PROCEEDINGS

As previously reported, on March 31, 1993, certain individuals ("the New Mexico Plaintiffs"), formerly affiliated with Bellamah Community Development ("BCD") whose general partners include Meadows Resources Inc., a subsidiary of the Company ("Meadows"), filed suit ("the New Mexico suit") in the United States District Court for the District of New Mexico against numerous parties, including the Company, current and former employees of the Company or Meadows, and MCB Financial Group, Inc., a Delaware corporation ("MCB"), 50% of which stock is owned by Meadows. (See PART I, ITEM 3.--"LEGAL PROCEEDINGS--OTHER PROCEEDINGS" in the Company's 1993 Form 10-K.) The New Mexico Plaintiffs have not requested any monetary relief against the Company or certain current and former employees of the Company and Meadows but have joined those parties in connection with insurance coverage and bad faith insurance practices alleged against the insurance company which had issued a directors and officers liability policy to various entities, including MCB and BCD. The insurance allegations are made in connection with claims which were then threatened by the Resolution Trust Corporation ("RTC"), as receiver for Western Savings & Loan Association ("Western"), against the Company and others. The New Mexico Plaintiffs also sued the RTC for a declaration that they are not liable for any claims asserted by the RTC involving Western and BCD. The Company and the current and former employees of the Company or Meadows counterclaimed against the New Mexico Plaintiffs and cross-claimed against the insurance company and the RTC in connection with insurance coverage and bad faith insurance practices. In addition, the Company and the current and former employees of the Company or Meadows cross-claimed against the RTC, seeking a declaration of non-liability.

The RTC moved to transfer the New Mexico suit to the United States District Court for the District of Arizona. On February 7, 1994, an order was entered transferring the case in its entirety. Prior to the transfer, however, the Federal magistrate judge in New Mexico issued a proposed order which, if accepted by the district judge, would require the parties to enter into mediation of all the claims. The parties are negotiating a form of order dismissing without prejudice the claims asserted in the New Mexico suit against MCB, the RTC, and the insurance company, ordering the mediation of the claims asserted in the Arizona proceeding (described below) by the RTC against all of the other parties in the New Mexico suit except the insurance company and MCB, and preserving a motion for sanctions filed against the RTC by the Company, its current or former employees named in the New Mexico suit, and the New Mexico Plaintiffs.

On April 16, 1993, the Company and certain current and former employees of the Company or Meadows were named as defendants in an action filed in the United States District Court for the District of Arizona by the RTC, as receiver for Western. Three of the individuals sued by the RTC have indemnity agreements with the Company. The claims related to alleged actions of the Company's employees in 1987 in connection with a loan procured by BCD from Western and the purchase by that partnership of property owned by Western. The RTC apparently claims that the Company's liability stems from the actions of a former employee who allegedly acted on behalf of the Company for the Company's benefit. The RTC is claiming in excess of $40 million in actual damages from the BCD/Western transactions and alternatively is claiming damages substantially exceeding that amount on Arizona racketeering, civil conspiracy and aiding and abetting theories. These allegations involve claims against the Company for damages to Western caused by other defendants and from other transactions to which BCD was not a party. The RTC claims that damages under the Arizona racketeering statute would be trebled under applicable Arizona law. The RTC may also seek attorneys fees and costs. In February 1994, the RTC advised that the RTC would be seeking to amend the complaint to allege against the Company civil conspiracy, common law fraud and aiding and abetting breach of fiduciary duties, aiding and abetting common law fraud and aiding and abetting violation of Federal and Arizona racketeering laws (all of which claims are already asserted against the Company's current and former employees named in the suit) and is considering claims against Meadows and against the Company as "successor to and alter ego" of Meadows. As of May 11, 1994, the RTC has not sought to amend its complaint.

On March 3 and 4, 1994, the parties participated in a mediation session aimed at settling the litigation. The session ended without a settlement. The mediator has continued settlement discussions with the parties.

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

The Company continues to investigate all of the claims made by the RTC in this litigation and is vigorously defending those claims. The Company cannot predict the ultimate outcome of the case but believes that the RTC's contentions are without merit and currently believes that the outcome will not result in a material adverse impact on the Company's results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of shareholders held on April 27, 1994, the shareholders elected the following three nominees to serve as directors until the annual meeting of shareholders in 1997, or until their successors are duly elected and qualified, as follows:

                                          Votes
                                         Against                     Broker
    Director             Votes For      or Withheld    Abstentions  Non-Votes
    --------             ---------      -----------    -----------  ---------


Robert G. Armstrong      35,796,772        426,625          *          *
Reynaldo U. Ortiz        35,725,332        498,065          *          *
Paul F. Roth             35,776,580        446,817          *          *

The approval of the selection by the Company's Board of Directors ("Board") of Arthur Andersen & Co. as independent auditors for the fiscal year ending December 31, 1994, was voted on, as follows:

                             Votes
                            Against                               Broker
        Votes for          or Withheld        Abstentions        Non-Votes
        ---------          -----------        -----------        ---------

        35,824,851            194,430            204,116            *

* Not applicable or not readily available.

ITEM 5.  OTHER INFORMATION

Palo Verde Nuclear Generating Station

  Notice of Violation

  By letter dated April 1, 1994, the NRC sent a Notice of Violation and Proposed Imposition of Civil Penalty notifying APS, as the operating agent, that the NRC proposes to impose a civil penalty in the amount of $100,000 for two violations aggregated into one "Severity Level III" problem. The notice relates to two APS-identified violations of NRC regulatory requirements and PVNGS security procedures involving failure to ensure that a contractor of APS (1) conducted adequate background investigations before APS granted certain individuals unescorted site access to PVNGS and (2) required annual audits of private investigative agencies that assisted the contractor in conducting background investigations. On April 29, 1994, APS responded to the notice and paid the $100,000 penalty.

  Discrimination Allegations

  As previously reported, on December 15, 1993, APS and a former contract employee at PVNGS, who had filed discrimination claims with the Department of Labor against APS, entered into a settlement agreement, a part of which was subject to approval by the Secretary of Labor. The claims related to allegations that APS had discriminated against the contract employee because he engaged in "protected activities" (as defined under Federal regulations). (See PART I, ITEM 2.--"PROPERTIES--ELECTRIC--Nuclear Plant-- Discrimination Allegations" in the Company's 1993 Form 10-K.) On March 21, 1994, the Secretary of Labor issued a final order approving the settlement.

New Director Appointed

On April 5, 1994, Mr. Manuel Lujan, Jr., the former Secretary of the Interior and United States Congressman, was appointed by the Board as a new Board member. This appointment fills the position vacated by former Board member Vickie Fisher, who resigned her position as a director for the Company in December 1993 when she accepted a position with the City of Albuquerque.
(See ITEM 5. "OTHER EVENTS--Director Resignation" in the Company's Form 8-K dated January 13, 1994.)

For the past year, Mr. Lujan has been acting as a consultant for various firms. From 1989 to 1993, Mr. Lujan served as Secretary of the Interior under President George Bush. Mr. Lujan was elected in 1968 to the U.S. House of Representatives from New Mexico District 1 and served through 1988 in the 91st through 100th Congresses. His Congressional committee memberships included Interior and Insular Affairs, Water and Power Resources Committee, Energy and Environment Subcommittee, Science and Technology Committee, Science Research and Technology Committee and the Fossil and Nuclear Energy Research and Development Subcommittee.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits:

    3.2 Bylaws of Public Service Company of New Mexico With All Amendments to and Including April 27, 1994

    10.5.5 Modification No. 8 to San Juan Project Co-Tenancy Agreement between Public Service Company of New Mexico and Tucson Electric Power Company dated September 15, 1993

    10.5.6 Modification No. 9 to San Juan Project Co-Tenancy Agreement between Public Service Company of New Mexico and Tucson Electric Power Company dated January 12, 1994

    10.6.3 Modification No. 8 to San Juan Project Construction Agreement between Public Service Company of New Mexico and Tucson Electric Power Company dated January 12, 1994

    10.7.3 Modification No. 8 to San Juan Project Operating Agreement between Public Service Company of New Mexico and Tucson Electric Power Company dated September 15, 1993

    10.7.4 Modification No. 9 to San Juan Project Operating Agreement between Public Service Company of New Mexico and Tucson Electric Power Company dated January 12, 1994

    10.11 San Juan Unit 4 Early Purchase and Participation Agreement dated as of September 26, 1983, between the Company and M-S-R Public Power Agency, and Modification No. 2 to the San Juan Project Agreements dated December 31, 1983 (refiled)

    10.40.2* Second Amendment to the Public Service Company of New Mexico
             Director Restricted Stock Retainer Plan dated April 27, 1994

    10.54.1* Health Care and Retirement Benefit Agreement By and Between the
             Public Service Company of New Mexico and John T. Ackerman dated February 1, 1994

    15.0     Letter Re Unaudited Interim Financial Information

    *Designates each management contract, compensatory plan or arrangement required to be filed as an exhibit to this report.

b.  Reports on Form 8-K:

    None, other than the previously filed Form 8-Ks described in the 1993 Form 10-K.

                                  Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     PUBLIC SERVICE COMPANY OF NEW MEXICO
                                                  (Registrant)

Date:  May 13, 1994                           /s/ Donna M. Burnett
                                      -----------------------------------

                                                Donna M. Burnett
                                           Corporate Controller and
                                           Chief Accounting Officer

                                EXHIBIT INDEX

                                                               Paper (P) or
Exhibit                                                       Electronic (E)
- - -------                                                      --------------

3.2       Bylaws of Public Service Company of New Mexico With All
          Amendments to and Including April 27, 1994                   E

10.5.5    Modification No. 8 to San Juan Project Co-Tenancy
          Agreement between Public Service Company of New
          Mexico and Tucson Electric Power Company dated
          September 15, 1993                                           E

10.5.6    Modification No. 9 to San Juan Project Co-Tenancy
          Agreement between Public Service Company of New Mexico
          and Tucson Electric Power Company dated January 12, 1994     E

10.6.3    Modification No. 8 to San Juan Project Construction
          Agreement between Public Service Company of New Mexico
          and Tucson Electric Power Company dated January 12, 1994     E

10.7.3 Modification No. 8 to San Juan Project Operating Agreement between Public Service Company of New Mexico and Tucson
          Electric Power Company dated September 15, 1993              E

10.7.4 Modification No. 9 to San Juan Project Operating Agreement between Public Service Company of New Mexico and Tucson
          Electric Power Company dated January 12, 1994                E

10.11     San Juan Unit 4 Early Purchase and Participation
          Agreement dated as of September 26, 1983, between
          the Company and M-S-R Public Power Agency, and
          Modification No. 2 to the San Juan Project Agreements
          dated December 31, 1983 (refiled)                            E

10.40.2   Second Amendment to the Public Service Company of
          New Mexico Director Restricted Stock Retainer Plan
          dated April 27, 1994                                         E

10.54.1   Health Care and Retirement Benefit Agreement By and
          Between the Public Service Company of New Mexico and
          John T. Ackerman dated February 1, 1994                      E

15.0      Letter Re Unaudited Interim Financial Information            E