Form 10-Q
period 1994-06-30
PUBLIC SERVICE CO OF NEW MEXICO
filed 1994-08-12
CIK 81023

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


(Mark One)  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the period ended June 30, 1994

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

     Common Stock--$5.00 par value                    41,774,083 shares
                 Class                            Outstanding at August 1, 1994

                    PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                                           INDEX




                                                                   Page No.
PART I.  FINANCIAL INFORMATION:

     Report of Independent Public Accountants                            3

     ITEM 1.  FINANCIAL STATEMENTS

     Consolidated Statements of Earnings--
       Three Months and Six Months Ended
         June 30, 1994 and 1993                                          4

     Consolidated Balance Sheets--
       June 30, 1994 and December 31, 1993                               5

     Consolidated Statements of Cash Flows--
       Six Months Ended June 30, 1994 and 1993                           6

     Notes to Consolidated Financial Statements                          7

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     8

PART II.  OTHER INFORMATION:

     ITEM 1.  LEGAL PROCEEDINGS                                         14

     ITEM 5.  OTHER INFORMATION                                         15

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                          16

Signature                                                               17

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Public Service Company of New Mexico:


We have reviewed the accompanying condensed consolidated balance sheet of Public Service Company of New Mexico (a New Mexico corporation) and subsidiaries as of June 30, 1994, and the related condensed consolidated statements of earnings and cash flows for the three-month and six-month periods ended June 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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



ARTHUR ANDERSEN & CO.


Albuquerque, New Mexico
August 10, 1994

ITEM 1. FINANCIAL STATEMENTS

                      PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                               CONSOLIDATED STATEMENT OF EARNINGS
                                           (Unaudited)
                                           Three Months Ended  Six Months Ended
                                                June 30            June 30
                                           ------------------  ----------------
                                             1994      1993     1994      1993
                                             ----      ----     ----      ----
                                         (In thousands except per share amounts)
Operating revenues:
  Electric                                 $149,856  $135,736  $298,524  $281,894
  Gas                                        50,959    51,354   160,378   151,343
  Water                                       3,445     3,738     6,165     6,149
                                           --------  --------  --------  --------
    Total operating revenues                204,260   190,828   465,067   439,386
                                           --------  --------  --------  --------
Operating expenses:
  Fuel and purchased power                   32,078    29,029    64,236    64,835
  Gas purchased for resale                   22,411    22,356    85,704    76,077
  Other operation and maintenance            82,869    75,552   162,525   176,802
  Depreciation and amortization              17,516    19,585    36,253    39,241
  Taxes, other than income taxes              9,439    10,255    19,632    19,851
  Income taxes                                7,797     3,372    21,896     5,550
                                           --------  --------  --------  --------
     Total operating expenses               172,110   160,149   390,246   382,356
                                           --------  --------  --------  --------
     Operating income                        32,150    30,679    74,821    57,030
                                           --------  --------  --------  --------
Other income and deductions, net of taxes:
  Allowance for equity funds used
    during construction                        -         -         -           12
  Other                                       4,717    (2,551)    4,670     3,101
                                           --------  --------  --------  --------
      Net other income and deductions         4,717    (2,551)    4,670     3,113
                                           --------  --------  --------  --------
      Income before interest charges         36,867    28,128    79,491    60,143
                                           --------  --------  --------  --------
Interest charges:
  Interest on long-term debt                 16,300    18,072    33,482    36,082
  Other interest charges                      1,413     4,407     2,818     6,659
  Allowance for borrowed funds used
    during construction                         (94)       (4)     (160)     (210)
                                           --------  --------  --------  --------
      Net interest charges                   17,619    22,475    36,140    42,531
                                           --------  --------  --------  --------
Net earnings                                 19,248     5,653    43,351    17,612
Preferred stock dividend requirements         1,677     1,707     3,358     3,423
                                           --------  --------  --------  --------
Net earnings applicable to common stock    $ 17,571  $  3,946  $ 39,993  $ 14,189
                                           ========  ========  ========  ========
Average shares of common stock outstanding   41,774    41,774    41,774    41,774
                                           ========  ========  ========  ========
Net earnings per share of common stock     $   0.42  $   0.09  $   0.96  $   0.34
                                           ========  ========  ========  ========
Dividends paid per share of common stock   $   -     $   -     $   -     $   -
                                           ========  ========  ========  ========


The accompanying notes are an integral part of these financial statements.

                      PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                                               June 30,     December 31,
                                                                 1994           1993
                                                               --------     -----------
                                                             (Unaudited)
                                                                   (In thousands)
ASSETS
Utility plant                                                 $2,552,730     $2,550,166
Accumulated provision for depreciation and amortization         (873,813)      (846,234)
                                                              ----------     ----------
   Net utility plant                                           1,678,917      1,703,932
                                                              ----------     ----------
Other property and investments                                    38,634         33,966
                                                              ----------     ----------

Current assets:
  Cash                                                            17,240         20,510
  Temporary investments, at cost                                  53,430         47,850
  Receivables                                                    123,349        147,223
  Income taxes receivable                                           -            10,400
  Fuel, materials and supplies                                    52,030         48,086
  Gas in underground storage                                       7,662          8,599
  Other current assets                                            17,797         11,347
                                                              ----------     ----------
       Total current assets                                      271,508        294,015
                                                              ----------     ----------
Deferred charges                                                 170,893        180,276
                                                              ----------     ----------
                                                              $2,159,952     $2,212,189
                                                              ==========     ==========
CAPITALIZATION AND LIABILITIES
Capitalization:
   Common stock equity:
    Common stock                                              $  208,870     $  208,870
    Additional paid-in capital                                   470,151        470,149
    Excess pension liability, net of tax                          (2,795)        (2,795)
    Retained earnings (deficit) since January 1, 1989
       (appropriated $5.0 million as of June 30, 1994)           (80,855)      (120,848)
                                                              ----------     ----------
       Total common stock equity                                 595,371        555,376
   Cumulative preferred stock:
    Without mandatory redemption requirements                     59,000         59,000
    With mandatory redemption requirements                        23,100         24,386
  Long-term debt, less current maturities                        892,969        957,622
                                                              ----------     ----------
       Total capitalization                                    1,570,440      1,596,384
                                                              ----------     ----------
Current liabilities:
  Short-term debt                                                  -               -
  Accounts payable                                                86,220        116,905
  Current maturities of long-term debt                            16,458         18,903
  Accrued interest and taxes                                      43,122         29,992
  Other current liabilities                                       54,758         51,364
                                                              ----------     ----------
       Total current liabilities                                 200,558        217,164
                                                              ----------     ----------
Deferred credits                                                 388,954        398,641
                                                              ----------     ----------
                                                              $2,159,952     $2,212,189
                                                              ==========     ==========

The accompanying notes are an integral part of these financial statements.

                      PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)
                                                                   Six Months Ended
                                                                       June 30
                                                                   ----------------
                                                                  1994           1993
                                                                  ----           ----
                                                                    (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                   $43,351        $17,612
  Adjustments to reconcile net earnings to net cash
    flows from operating activities:
      Depreciation and amortization                               42,581         49,091
      Allowance for equity funds used during construction           -               (12)
      Gain on sale of plant and property                          (6,576)       (12,450)
      Reserves for bad debts                                         526           -
      Accumulated deferred investment tax credit                  (4,788)        (2,808)
      Accumulated deferred income tax                             (2,953)         5,017
      Changes in certain assets and liabilities:
        Receivables                                               33,749         27,578
        Fuel, materials and supplies                              (6,959)        (1,783)
        Deferred charges                                           9,920          8,254
        Accounts payable                                         (30,680)       (66,003)
        Accrued interest and taxes                                13,130         (1,541)
        Deferred credits                                          (9,286)       (13,625)
        Other                                                      5,927          3,050
      Other, net                                                   4,100          3,286
                                                                 -------        -------
        Net cash flows from operating activities                  92,042         15,666
                                                                 -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Utility plant additions                                        (50,503)       (44,138)
  Utility plant sales                                             39,725           -
  Other property additions                                        (4,777)        (7,820)
  Other property sales                                              -            16,818
  Temporary investments, net                                      (5,580)        (7,465)
                                                                 -------        -------
        Net cash flows from investing activities                 (21,135)       (42,605)
                                                                 -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Redemptions and repurchases of preferred stock                  (1,439)          (600)
  Redemption of first mortgage bonds                             (45,000)          -
  Bond redemption premium and costs                               (2,222)          -
  Repayments of long-term debt                                   (22,123)        (1,766)
  Net increase in short-term debt                                   -            29,650
  Dividends paid                                                  (3,393)        (3,426)
                                                                 -------        -------
        Net cash flows from financing activities                 (74,177)        23,858
                                                                 -------        -------
  Decrease in cash                                                (3,270)        (3,081)
  Cash at beginning of period                                     20,510         21,080
                                                                 -------        -------
  Cash at end of period                                          $17,240        $17,999
                                                                 =======        =======
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid                                                  $37,846        $41,897
                                                                 =======        =======
  Income taxes paid                                              $ 5,000        $   500
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

(2)  First Mortgage Bond Redemption

On April 20, 1994, the Company redeemed its $45 million 10 1/8% series first mortgage bonds prior to scheduled maturity. The premium paid for the early redemption and the unamortized issuance expense were approximately $1.9 million and $.2 million, respectively. Approximately $.5 million of these amounts was written off with the remainder being deferred for future recovery, which is consistent with past New Mexico Public Utility Commission ("NMPUC") treatment of similar costs.

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

The January 12, 1994 Stipulation

As previously reported, on January 12, 1994, the Company, the NMPUC staff and primary intervenor groups entered into a stipulation ("stipulation') which addresses retail electric prices, generation assets and certain financial concerns of the Company. The Company filed the stipulation with the NMPUC, recommending that electric retail rates be reduced by $30 million. The stipulation is subject to NMPUC approval. (See PART II, ITEM 7.-- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--January 12, 1994 Stipulation" in the 1993 Form 10-K.)

On July 20, 1994, the NMPUC issued a procedural order on the Company's application for approval of the stipulation and ordered a public hearing to be held beginning September 14, 1994 through September 16, 1994, with additional public hearings to be held September 27 through September 29, 1994, if necessary. The procedural order also requires the Company to file by August 17, 1994 certain supplemental testimony and information as specified by the order. The Company anticipates a final order during the fourth quarter of 1994.

Sale of Gas Gathering and Processing Assets

As previously reported, on February 12, 1994, an agreement was executed with Williams Gas Processing-Blanco, Inc., a subsidiary of the Williams Field Service Group, Inc. for the sale of substantially all of the assets of Sunterra Gas Gathering Company and Sunterra Gas Processing Company, wholly-owned subsidiaries of the Company, and for the sale of Northwest and Southeast gas gathering and processing facilities of the Company. The agreement provides for a cash selling price of $155 million, subject to certain adjustments. (See PART II, ITEM 7.-- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Sale of Gas Gathering and Processing Assets" in the 1993 Form 10-K.) Consummation of the sale is subject to NMPUC approval. The Company filed its application for approval with the NMPUC on May 20, 1994.

A prehearing conference was held on July 7, 1994 and hearings are scheduled to begin January 10, 1995. The discovery process is currently in progress. The Company currently anticipates that, if approved by the NMPUC, the transaction would be consummated in the first half of 1995.

Sale of Sangre de Cristo Water Company ("SDCW")

As previously reported, on February 28, 1994, the Company and the City of Santa Fe (the "City") executed a purchase and sale agreement for the Company's water division for approximately $48 million. (See PART II, ITEM
7. --"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Sale of SDCW" in the 1993 Form 10-K.) The Company and the City filed their respective applications with the NMPUC for approval of the transaction. A prehearing conference was held on June 22, 1994 and a hearing has been scheduled to be held on November 9, 1994. Consummation of a sale will require approval by the NMPUC. The Company currently expects that the closing of the sale will be in the first quarter of 1995.

                      LIQUIDITY AND CAPITAL RESOURCES

The Company currently estimates a total of $197 million for its capital requirements for 1994. The Company expects that such cash requirements are to be met primarily through internally-generated cash. However, to cover differences in the amounts and timing of cash generation and cash requirements, the Company intends to utilize short-term borrowings under its liquidity arrangements, which consist of a $100 million secured revolving credit facility ("Facility"), an additional $40 million credit facility collateralized by the Company's electric customer accounts receivable, and $11 million in local lines of credit. The Company had no borrowings under such liquidity arrangements as of June 30, 1994.

The Facility has an expiration date of June 13, 1995 and contains a provision that could prevent borrowings in the event of a material adverse change in the condition (financial or otherwise), results of operations, assets, business or prospects of the Company. In respect to the total debt to total capitalization test under the Facility and the letter of credit issued to support certain pollution control bonds, the Company is allowed to exclude from the calculation of total capitalization up to $200 million in pre-tax write-offs resulting from the Company's restructuring efforts. The Company was allowed to exclude, from the calculation, approximately $180 million in pre-tax write-offs resulting from the stipulation signed in January 1994.
The maximum allowed ratio of the Company's total debt to total capitalization under the Facility and the letter of credit is 72%. As of June 30, 1994, such ratio was 66.16%.

On July 5, 1994, the Company filed with the NMPUC for authorization to retire up to approximately $134 million of First PV Funding Corporation Lease Obligation Bonds ("LOBs"). The amounts and maturities of the LOBs proposed to be retired relate to the beneficial interests in certain Palo Verde Nuclear Generating Station ("PVNGS") Units 1 and 2 leases that the Company purchased in 1992. The Company plans to use cash proceeds from the proposed sales of its water company and certain gas gathering and processing assets, as well as other available cash, to retire such debt. Both sales remain subject to NMPUC approval. If the LOBs were retired on January 1, 1995, estimated first year interest savings from the proposed LOB retirement would be approximately $13.3 million. Due to the mandatory sinking funds requirements of the LOBs, the annual interest savings would gradually decline over the period the LOBs would have been outstanding. Subject to the method of retirement, the costs (including any applicable redemption premium) associated with the retirement of the LOBs could be up to approximately $10 million. The Company currently expects to write off such costs. Hearings have not yet been scheduled. The Company is currently unable to predict when the NMPUC will act on its request to retire LOBs. The Company will continue to assess market conditions and alternative investment opportunities before any debt retirement is implemented.

                           RESULTS OF OPERATIONS

Resources excluded from NMPUC jurisdictional rates continue to negatively impact the Company's results of operations; however, as a result of the gain from the sale of generating facilities to Utah Associated Municipal Power Systems ("UAMPS") recorded in June 1994, the Company recorded positive net earnings from resources excluded from NMPUC jurisdictional rates during the current quarter. The Company experienced positive operating income from the excluded resources for all periods except the current quarter, primarily as a result of the PVNGS Unit 3 write-down and provision for loss associated with the M-S-R Public Power Agency, a California public power agency ("M-S-R"), power purchase contract recorded in 1992. The Company experienced negative operating income for the current quarter primarily as a result of the increased costs associated with the extended outage of PVNGS Unit 3. Selected financial information for the excluded resources is shown below:

                                 Three Months Ended      Six Months Ended
                                       June 30               June 30
                                       -------               -------
                                   1994       1993       1994       1993
                                   ----       ----       ----       ----
                                              (In thousands)

Operating revenues              $  9,650   $   9,515   $ 19,504   $ 23,388
Operating income (loss)         $   (162)  $   1,192   $    457   $  3,714
Net earnings (loss)             $    462   $  (4,825)  $ (1,994)  $ (6,503)
Net utility plant at end
  of period                     $132,452*  $ 197,255   $132,452*  $197,255

* Decrease is a result of the sale of 50 MW of San Juan Generating Station ("SJGS") Unit 4 to the City of Anaheim, California and the sale of 35 MW of SJGS Unit 4 to UAMPS.

Electric gross margin (electric operating revenues less fuel and purchased power expense) increased $11.1 million and $17.2 million for the quarter and six months ended June 30, 1994, respectively, from the corresponding periods a year ago. Such increase results primarily from an increase in jurisdictional energy sales of 146.9 million KWh, or $8.6 million for the quarter, and 169.0 million KWh, or $10.4 million for the six months ended June 30, 1994, due to warmer weather as compared with a year ago and an increased number of customers. Also, gross margin attributable to the excluded resources and firm-requirements wholesale customers contributed $1.7 million to the current quarter results. In addition, a difference between the estimated unbilled revenues reported in the fourth quarter of 1993 and actual unbilled revenues increased the gross margin by $6.7 million for the six months ended June 30, 1994. These increases for the six months ended June 30, 1994 were partially offset by a decrease in the gross margin of the excluded resources and firm-requirements wholesale customers of $.9 million as a result of a decrease in available capacity due to the sales of undivided interests in SJGS Unit 4, and a mid-cycle outage and less than full power operation of the PVNGS units.

Other operation and maintenance expenses increased $7.3 million for the quarter due mainly to an increase in SJGS maintenance expense of $2.0 million resulting from two scheduled outages in 1994 as compared to only one in 1993 and an increase in PVNGS maintenance expense of $1.6 million due primarily to a Unit 2 mid-cycle outage and a longer than expected outage of Unit 3. In addition, the increase in other operation and maintenance expenses for the current quarter reflected an increase in pension and retirees health care costs of $1.3 million as a result of lowering the discount rate from 8 percent to 7 percent for measuring the benefit obligation, increased office supply and employee expense of $1.1 million and increased bad debt expense of $.8 million.

Other operation and maintenance expenses for the six months ended June 30, 1994 decreased $14.3 million from the corresponding period a year ago primarily due to the Company's 1993 severance program costs of $22.7 million. Such decrease was partially offset by (i) an increase in PVNGS maintenance expense of $4.3 million due mainly to the Unit 2 mid-cycle outage and a longer than expected outage of Unit 3, which increases were partially reduced by lower PVNGS operating expense of $1.4 million resulting mainly from the reclassification of property taxes between non-leased and leased units; (ii) increased SJGS maintenance expense of $2.2 million resulting from two scheduled outages in 1994 as compared to only one in 1993; (iii) an increase in pension and retirees health care costs of $2.5 million due to lowering the discount rate; and (iv) a bad debt expense of $.6 million.

Operating income taxes for the quarter and six months ended June 30, 1994 increased $4.4 million and $16.3 million, respectively, over the corresponding periods a year ago, due primarily to increased pre-tax earnings for the current periods.

Other, under the caption, Other Income and Deductions, for the quarter and six months ended June 30, 1994 increased $7.3 million and $1.6 million, respectively, over the corresponding periods a year ago. Significant items for the quarter, net of taxes, included the following: (i) the gain of $4.4 million from the sale of generating facilities to UAMPS; (ii) the tax benefit of $1.7 million related to sharing the UAMPS gain with jurisdictional customers; (iii) a decrease in legal expense of $1.2 million; and (iv) a decrease of $.7 million due to a reclassification of certain costs.
Partially offsetting such increases was a regulatory reserve of $1.2 million. In addition, significant year to date items included the following: (i) a decrease in legal expense of $.8 million; (ii) a decrease of $.6 million due to a reclassification of costs; and (iii) a write-off of $.5 million of debt redemption costs in 1993. Partially offsetting such increases was a gain of $7.5 million from the sale of an investment during the first quarter of 1993.

Interest charges for the quarter and six months ended June 30, 1994 decreased $4.9 million and $6.4 million, respectively, from the corresponding periods a year ago. This was due primarily to lower short-term borrowings in 1994, the refinancing of $182 million of pollution control revenue bonds in January ($46 million) and September ($136 million) of 1993 and the retirement of $45 million of first mortgage bonds in April 1994.

                      OTHER ISSUES FACING THE COMPANY

Sale of SJGS Unit 4

On June 2, 1994, the Company completed the sale of a 35 MW undivided interest in SJGS Unit 4 to UAMPS. (See PART I, ITEM 7.--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--OTHER ISSUES FACING THE COMPANY--Sale of SJGS Unit 4" in the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1994.)

The Company received proceeds of approximately $40 million from the sale. In accordance with the NMPUC order approving the sale, the Company is required to pass through $4.4 million of the after-tax gain of approximately $8.8 million to New Mexico jurisdictional customers in three installments beginning with August 1994 bills. In June 1994, the Company recorded an after-tax gain and a tax benefit associated with sharing such gain with the New Mexico retail customers in the amount of $6.1 million ($.15 per share).

Toxic Substances Control Act ("TSCA")

As previously reported, TSCA requires reporting to the U.S. Environmental Protection Agency (the "EPA") regarding the manufacturing and processing of certain toxic chemicals, including natural gas substances produced by the Company and its gas subsidiary. An inventory of such substances must be submitted to the EPA every four years. Due to the natural gas industry's interpretation on when unprocessed natural gas becomes a reportable substance, the Company and its gas subsidiary did not report TSCA substances to the EPA in prior reporting years of 1986 and 1990. (See PART II, ITEM 7.-
- - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--OTHER ISSUES FACING THE COMPANY--Environmental Issues-Gas--Toxic Substances Control Act ("TSCA")" in the 1993 Form 10-K.) In March 1994, the Company and its gas subsidiary filed the requisite TSCA reports for 1986 and 1990 reporting years.

The EPA has issued two enforcement notices and proposed penalty assessments related to late filing of the requisite inventory update reports in 1990. The proposed penalty assessments against the Company and its gas subsidiary are $42,000 and $75,000, respectively. The Company and its subsidiary have responded to the EPA notices and are pursuing efforts to resolve the matter with EPA regional officials.

TSCA reporting (inventory updating) is again due in 1994. The Company and its gas subsidiary are preparing to make the requisite reports in 1994.

Palo Verde Nuclear Generating Station

  Steam Generator Tubes

   As previously reported, tube cracking in the PVNGS steam generators adversely affected operations in 1993, and will continue to do so in 1994 and probably into 1995, because of the cost of replacement power, reduced off-system sale incentives, maintenance expense associated with unit outages and corrective actions required to deal with the issue. (See PART II, ITEM 7.--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--OTHER ISSUES FACING THE COMPANY-- Palo Verde Nuclear Generating Station - Steam Generator Tubes" in the 1993 Form 10-K and PART I, ITEM 2 in the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1994.)

   Arizona Public Service Company ("APS"), as the operating agent for PVNGS, encountered axial tube cracking in the upper regions of the two steam generators in Unit 2 and, to a lesser degree, in Unit 3. This form of tube degradation is uncommon in the industry and, in March 1993, led to a tube rupture in Unit 2 resulting in the extension of a scheduled refueling outage through September 1993. Although APS's analysis is not yet completed, APS believes that the axial cracking in the Unit 2 and Unit 3 steam generator tubes is due to the susceptibility of tube materials to a combination of deposits on the tubes and the relatively high temperatures at which all three units are currently designed to operate. APS also believes that it can retard further tube degradation to acceptable levels by remedial actions, which include chemically cleaning the generators and performing analyses and adjustments that will allow the units to be operated at lower temperatures without appreciably reducing their power output. Chemical cleaning has been completed in Unit 2 and Unit 3, and APS expects to chemically clean the Unit 1 generators during its refueling outage in 1995. APS began operating the units at approximately 86% capacity in October to reduce the operating temperature, pending the completion of the temperature analyses and appropriate modification of operating procedures. The temperature analyses have been concluded for Units 1 and 3, and these units are operating at or near 100% capacity. APS anticipates that Unit 2, which is currently operating at 88% capacity, will be returned to full power by late 1994.

   In March 1994, a mid-cycle inspection outage was completed on Unit 2 to assess the status of the unit's steam generators' tubes and to continue implementing a program of improvements. Unit 2 is scheduled for another mid-cycle inspection outage beginning in September 1994 and a refueling and maintenance outage in early 1995. Unit 3 completed a refueling outage in June 1994 and, in light of the axial cracking that APS has found to date, Unit 3 is scheduled for a mid-cycle inspection outage beginning in November 1994. Unit 1 is scheduled for a refueling outage beginning in April 1995. In late 1993, APS concluded that Unit 1 could be safely operated until the 1995 outage and submitted its supporting analysis to the Nuclear Regulatory Commission. However, the potential need for a mid-cycle steam generator tube inspection outage in Unit 1 late in 1994 is currently being evaluated.

   When tube cracks are detected during any outage, the affected tubes are taken out of service by plugging. That has occurred in a number of tubes in all three units, particularly in Unit 2, which is by far the most affected by cracking and plugging. APS expects that because of its program to control the tube degradation, the rate of plugging will slow to a manageable level.

A Transmission Right-of-Way

As previously reported, the Company has an easement for right-of-way with the Navajo Nation (the "Nation") for portions of two transmission lines that emanate from SJGS and connect with Four Corners Power Plant and with a switching station in the Albuquerque area. This easement expired January 17, 1993, and the Company has been attempting to renew the grant. The Nation and the Company executed an agreement whereby the Nation agreed not to object to the Company's operating and maintaining the facilities on the easement for right-of-way until July 17, 1994 in return for a cash payment and transfer of title to land located near the Nation. (See PART II, ITEM 7.--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-- OTHER ISSUES FACING THE COMPANY--A Transmission Right-of-Way" in the 1993 Form 10-K.) The Nation's agreement not to challenge the Company's use of the easement expired on July 17, 1994. However, the Nation has indicated that it does not intend to challenge the Company's use of the easement unless the Company fails to exert good faith efforts to reach resolution.

On April 1, 1994, the Company submitted a proposal to the Nation for a long-term renewal of the easement. On June 18, 1994, the Company received a request from the Nation, seeking more information regarding the proposal. The Company is currently developing a response to the request.

The Company continues to assess its options but is not pursuing other alternatives unless it receives indications that agreement cannot be reached in a satisfactory manner. The Company is currently unable to predict the outcome of the negotiations or the costs resulting therefrom.

PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Archaeological Resources Protection Act

In June 1994, a Company line crew used a bulldozer to blade an access road to electric transmission towers on U.S. Forest Service land. The Company became aware after the blading commenced that it did not have permission from the U.S. Forest Service, as well as other necessary permits. The Company immediately informed the U.S. Forest Service of the incident. The blading disturbed at least two and possibly more archaeological sites, as well as trees and the surface in the general area.

The Company has been advised that the U.S. Forest Service is conducting an investigation into the incident. The incident may subject the Company and its employees to civil and/or criminal liability under the Federal Archaeological Resources Protection Act of 1979 ("ARPA"), as well as other applicable federal statutes. The likelihood and type of any citations, prosecutions or civil penalties that may be pursued by the U.S. Forest Service are not known at this time.

Maximum civil penalties for first violations under ARPA are the full cost of restoration and repair of the archaeological site plus either the archaeological value or the commercial value of the archaeological resources destroyed. The Company will not know the archaeological or commercial value until the damage assessment is completed. The Company's preliminary estimate of the cost of restoration and repair of the archaeological sites, the cost of assessing the damage and establishing a plan to mitigate the damage, and the cost of restoring the surrounding topography is in the range of $.5 million to $1.0 million. Although the Company is not able to predict the ultimate outcome of any proceedings in this case, the Company does not expect the ultimate resolution will have a material adverse effect on the Company's financial condition or results of operations.

Toxic Substances Control Act

Reference is hereby made to "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--OTHER ISSUES FACING THE COMPANY--Toxic Substances Control Act ("TSCA")" in PART I, ITEM 2 of this report.

Other Proceedings

As previously reported, on April 16, 1993, the Company and certain current and former employees of the Company or Meadows Resources, Inc., a subsidiary of the Company ("Meadows"), were named as defendants in an action filed in the United States District Court for the District of Arizona by the Resolution Trust Corporation ("RTC"), as receiver for Western Savings $ Loan Association ("Western"). Three of the individuals sued by the RTC have indemnity agreements with the Company. The claims related to alleged actions of the Company's or Meadows' employees in 1987 in connection with a loan procured by Bellamah Community Development ("BCD"), whose general partners include Meadows, from Western and the purchase by that partnership of property owned by Western. The RTC apparently claims that the Company's liability stems from the actions of a former employee who allegedly acted on behalf of the Company for the Company's benefit. The RTC is claiming in excess of $40 million in actual damages from the BCD/Western transactions and alternatively is claiming damages substantially exceeding that amount on Arizona racketeering, civil conspiracy and aiding and abetting theories. These allegations involve claims against the Company for damages to Western caused by other defendants and from other transactions to which BCD was not a party. The RTC claims that damages under the Arizona racketeering statute would be trebled under applicable Arizona law. The RTC may also seek attorneys fees and costs.

On March 3 and 4, 1994, the parties participated in a mediation session aimed at settling the litigation. The session ended without a settlement. The mediator is continuing settlement discussions with the parties.

In May 1994, the RTC filed a motion seeking to amend the complaint to allege against the Company civil conspiracy, common law fraud, negligent misrepresentation, aiding and abetting breach of fiduciary duties, aiding and abetting common law fraud, aiding and abetting violation of Federal and Arizona racketeering laws (all of which claims are already asserted against the Company's current and former employees named in the suit) and claims seeking to hold the Company liable on undisclosed principal and unjust enrichment theories. The Company has filed an opposition to the motion, and the motion remains pending. In a recent decision on an unrelated motion, the Court has dismissed the RTC's claims for aiding and abetting violations of the Federal and Arizona racketeering laws against the Company, the current and former employees of the Company or Meadows and others.

The Company continues to investigate all of the claims made by the RTC in this litigation and is vigorously defending those claims. The Company cannot predict the ultimate outcome of the case but believes that the RTC's contentions are without merit and currently believes that the outcome will not result in a material adverse impact on the Company's results of operations or financial condition.

For a discussion of certain related litigation, see PART I, ITEM 3.--"LEGAL PROCEEDINGS--OTHER PROCEEDINGS" in the 1993 Form 10-K and PART II, ITEM 1.-- "LEGAL PROCEEDINGS--Other Proceedings" in the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1994.

ITEM 5. OTHER INFORMATION

Palo Verde Nuclear Generating Station

  Discrimination Allegations

   As previously reported, on March 21, 1994, the Secretary of Labor issued a final order approving a settlement agreement between APS and a former contract employee of APS who had raised a U.S. Department of Labor claim. (See PART II, ITEM 5.--"OTHER INFORMATION--Palo Verde Nuclear Generation-- Discrimination Allegations" in the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1994.) On May 19, 1994, the Secretary of Labor rescinded the order of March 21, 1994 and remanded the matter to the responsible Administrative Law Judges ordering them to submit new recommended orders (i) clarifying specifically the scope of the settlement agreement and (ii) clarifying the extent to which any claims by the former contract employee remain unresolved by the settlement agreement. APS currently expects that the settlement agreement, as originally approved, will ultimately be approved by the Secretary of Labor.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits:

    10.46.1* Amendment No. 1 to the Public Service Company of New Mexico
             Asset Sales Incentive Plan dated August 1, 1994

    10.51.1* Second Amendment to the Public Service Company of New Mexico
             Executive Retention Plan

    10.60.1 Amendment No. 1 dated as of July 1, 1994, to the Reimbursement Agreement dated as of November 1, 1992 between Public Service Company of New Mexico and Canadian Imperial Bank of Commerce, New York Agency

    15.0     Letter Re Unaudited Interim Financial Information

    99.1.5 1994 Supplemental Indenture dated as of June 8, 1994 among First PV Funding Corporation, Public Service Company of New Mexico, and Chemical Bank, as Trustee

  * Designates each management contract, compensatory plan or arrangement required to be identified as an exhibit to this report.

b.  Reports on Form 8-K:

    None.

                                 Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     PUBLIC SERVICE COMPANY OF NEW MEXICO
                                                  (Registrant)

Date:  August 11, 1994                        /s/ Donna M. Burnett
                                      -----------------------------------
                                                Donna M. Burnett
                                           Corporate Controller and
                                           Chief Accounting Officer

                               EXHIBIT INDEX

                                                               Paper (P) or
Exhibit                                                       Electronic (E)
- -------                                                      --------------

10.46.1   Amendment No. 1 to the Public Service Company of New
          Mexico Asset Sales Incentive Plan dated August 1, 1994       E

10.51.1   Second Amendment to the Public Service Company of New
          Mexico Executive Retention Plan                              E

10.6.3    Amendment No. 1 dated as of July 1, 1994, to the
          Reimbursement Agreement dated as of November 1, 1992
          between Public Service Company of New Mexico and
          Canadian Imperial Bank of Commerce, New York Agency          E

15.0      Letter Re Unaudited Interim Financial Information            E

99.1.5    1994 Supplemental Indenture dated as of June 8, 1994
          among First PV Funding Corporation, Public Service
          Company of New Mexico, and Chemical Bank, as Trustee         E