Form 10-Q
period 1994-09-30
PUBLIC SERVICE CO OF NEW MEXICO
filed 1994-11-10
CIK 81023

UNITED STATES
                                   SECURITIES AND EXCHANGE COMMISSION
                                            Washington, D.C.  20549


                                                FORM 10-Q


(Mark One)  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                     SECURITIES EXCHANGE ACT OF 1934

                        For the period ended       September 30, 1994

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

          Common Stock--$5.00 par value                    41,774,083 shares
                  Class                         Outstanding at November 1, 1994

                        PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                                                INDEX




                                                                    Page No.
PART I.  FINANCIAL INFORMATION:

  Report of Independent Public Accountants                             3

  ITEM 1.  FINANCIAL STATEMENTS

  Consolidated Statements of Earnings--
    Three Months and Nine Months Ended
      September 30, 1994 and 1993                                      4

  Consolidated Balance Sheets--
    September 30, 1994 and December 31, 1993                           5

  Consolidated Statements of Cash Flows--
    Nine Months Ended September 30, 1994 and 1993                      6

  Notes to Consolidated Financial Statements                           7

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    8

PART II.  OTHER INFORMATION:

  ITEM 1.  LEGAL PROCEEDINGS                                          15

  ITEM 5.  OTHER INFORMATION                                          16

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                           17

Signature                                                             18

                              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Public Service Company of New Mexico:


We have reviewed the accompanying condensed consolidated balance sheet of Public Service Company of New Mexico (a New Mexico corporation) and subsidiaries as of September 30, 1994, and the related condensed consolidated statements of earnings for the three-month and nine-month periods ended September 30, 1994 and 1993 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Public Service Company of New Mexico and subsidiaries as of December 31, 1993 (not presented herein). Our report dated February 25, 1994, on that statement described the Company's adoption, effective January 1, 1993, of Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, and No. 109, Accounting for Income Taxes. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1993, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



ARTHUR ANDERSEN LLP


Albuquerque, New Mexico
November 8, 1994

ITEM 1. FINANCIAL STATEMENTS

                                      PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENT OF EARNINGS
                                                           (Unaudited)
                                           Three Months Ended  Nine Months Ended
                                              September 30       September 30
                                           ------------------  ----------------
                                             1994      1993     1994      1993
                                             ----      ----     ----      ----
                                         (In thousands except per share amounts)
Operating revenues:
  Electric                                 $175,024  $159,742  $473,548  $441,636
  Gas                                        39,291    39,979   199,669   191,322
  Water                                       4,402     4,030    10,567    10,179
                                           --------  --------  --------  --------
    Total operating revenues                218,717   203,751   683,784   643,137
                                           --------  --------  --------  --------
Operating expenses:
  Fuel and purchased power                   41,413    39,056   105,649   103,891
  Gas purchased for resale                   12,756    14,176    98,460    90,253
  Other operation and maintenance            75,973    73,787   238,498   250,589
  Depreciation and amortization              19,047    19,173    55,300    58,414
  Taxes, other than income taxes             10,383     9,956    30,015    29,807
  Income taxes                               15,539     9,708    37,435    15,258
                                           --------  --------  --------  --------
     Total operating expenses               175,111   165,856   565,357   548,212
                                           --------  --------  --------  --------
     Operating income                        43,606    37,895   118,427    94,925
                                           --------  --------  --------  --------
Other income and deductions, net of taxes:
  Allowance for equity funds used
    during construction                        -            6      -           18
  Other                                      (4,557)    8,722       113    11,823
                                           --------  --------  --------  --------
      Net other income and deductions        (4,557)    8,728       113    11,841
                                           --------  --------  --------  --------
      Income before interest charges         39,049    46,623   118,540   106,766
                                           --------  --------  --------  --------
Interest charges:
  Interest on long-term debt                 15,978    19,012    49,460    55,094
  Other interest charges                      1,368     3,766     4,186    10,425
  Allowance for borrowed funds used
    during construction                         (86)     (101)     (246)     (311)
                                           --------  --------  --------  --------
      Net interest charges                   17,260    22,677    53,400    65,208
                                           --------  --------  --------  --------
Net earnings                                 21,789    23,946    65,140    41,558
Preferred stock dividend requirements         1,538     1,706     4,895     5,129
                                           --------  --------  --------  --------
Net earnings applicable to common stock    $ 20,251  $ 22,240  $ 60,245  $ 36,429
                                           ========  ========  ========  ========
Average shares of common stock outstanding   41,774    41,774    41,774    41,774
                                           ========  ========  ========  ========
Net earnings per share of common stock     $   0.48  $   0.53  $   1.44  $   0.87
                                           ========  ========  ========  ========
Dividends paid per share of common stock   $   -     $   -     $   -     $   -
                                           ========  ========  ========  ========


The accompanying notes are an integral part of these financial statements.
/TABLE

                                      PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                                                   CONSOLIDATED BALANCE SHEETS
                                                             September 30,  December 31,
                                                                 1994           1993
                                                             ------------   -----------
                                                             (Unaudited)
                                                                   (In thousands)
ASSETS
Utility plant                                                 $2,555,155     $2,550,166
Accumulated provision for depreciation and amortization         (872,975)      (846,234)
                                                              ----------     ----------
   Net utility plant                                           1,682,180      1,703,932
                                                              ----------     ----------
Other property and investments                                    35,521         33,966
                                                              ----------     ----------

Current assets:
  Cash                                                            16,856         20,510
  Temporary investments, at cost                                  66,930         47,850
  Receivables                                                    117,243        147,223
  Income taxes receivable                                           -            10,400
  Fuel, materials and supplies                                    50,876         48,086
  Gas in underground storage                                       8,203          8,599
  Other current assets                                            13,168         11,347
                                                              ----------     ----------
       Total current assets                                      273,276        294,015
                                                              ----------     ----------
Deferred charges                                                 175,889        180,276
                                                              ----------     ----------
                                                              $2,166,866     $2,212,189
                                                              ==========     ==========
CAPITALIZATION AND LIABILITIES
Capitalization:
    Common stock equity:
    Common stock                                              $  208,870     $  208,870
    Additional paid-in capital                                   470,477        470,149
    Excess pension liability, net of tax                          (2,795)        (2,795)
    Retained earnings (deficit) since January 1, 1989
       (appropriated $3.1 million as of September 30, 1994)      (60,604)      (120,848)
                                                              ----------     ----------
       Total common stock equity                                 615,948        555,376
    Cumulative preferred stock:
    Without mandatory redemption requirements                     59,000         59,000
    With mandatory redemption requirements                        17,975         24,386
  Long-term debt, less current maturities                        888,212        957,622
                                                              ----------     ----------
       Total capitalization                                    1,581,135      1,596,384
                                                              ----------     ----------
Current liabilities:
  Short-term debt                                                  -               -
  Accounts payable                                                70,466        116,905
  Current maturities of long-term debt                            16,075         18,903
  Accrued interest and taxes                                      58,370         29,992
  Other current liabilities                                       54,227         51,364
                                                              ----------     ----------
       Total current liabilities                                 199,138        217,164
                                                              ----------     ----------
Deferred credits                                                 386,593        398,641
                                                              ----------     ----------
                                                              $2,166,866     $2,212,189
                                                              ==========     ==========

The accompanying notes are an integral part of these financial statements.
/TABLE

                                      PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (Unaudited)
                                                                   Nine Months Ended
                                                                     September 30
                                                                   -----------------
                                                                  1994           1993
                                                                  ----           ----
                                                                    (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                   $65,140        $41,558
  Adjustments to reconcile net earnings to net cash
    flows from operating activities:
      Depreciation and amortization                               67,229         72,583
      Allowance for equity funds used during construction           -               (18)
      Gain on sale of utility property                            (6,576)        (7,350)
      Gain on sale of other property and investments                -           (12,450)
      Reserves for bad debts                                         526           -
      Accumulated deferred investment tax credit                  (6,084)        (7,496)
      Accumulated deferred income tax                             (2,226)       (11,758)
      Changes in certain assets and liabilities:
        Receivables                                               39,855          9,386
        Fuel, materials and supplies                              (2,394)         4,457
        Deferred charges                                           4,869         31,252
        Accounts payable                                         (46,422)      (110,529)
        Accrued interest and taxes                                28,378         20,628
        Deferred credits                                         (10,624)        (6,954)
        Other                                                      3,268            674
      Other, net                                                   9,937          8,330
                                                                 -------        -------
        Net cash flows from operating activities                 144,876         32,313
                                                                 -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Utility plant additions                                        (80,122)       (65,723)
  Utility plant sales                                             39,562         49,302
  Other property additions                                        (1,715)        (5,847)
  Other property sales                                              -            18,588
  Temporary investments, net                                     (19,080)       (30,465)
                                                                 -------        -------
        Net cash flows from investing activities                 (61,355)       (34,145)
                                                                 -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Redemptions and repurchases of preferred stock                  (7,384)          (600)
  Redemption of first mortgage bonds                             (45,000)          -
  Bond refinancing costs                                            -           (10,272)
  Bond redemption premium and costs                               (2,418)          -
  Proceeds from long-term debt                                      -            60,475
  Repayments of other long-term debt                             (27,292)        (4,706)
  Net decrease in short-term debt                                   -           (51,550)
  Dividends paid                                                  (5,081)        (5,100)
                                                                 -------        -------
        Net cash flows from financing activities                 (87,175)       (11,753)
                                                                 -------        -------
  Decrease in cash                                                (3,654)       (13,585)
  Cash at beginning of period                                     20,510         21,080
                                                                 -------        -------
  Cash at end of period                                          $16,856        $ 7,495
                                                                 =======        =======
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid                                                  $56,104        $59,647
                                                                 =======        =======
  Income taxes paid                                              $ 7,000        $10,978
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

The January 12, 1994 Stipulation

As previously reported, on January 12, 1994, the Company and the NMPUC staff and primary intervenor groups entered into a stipulation which addresses retail electric prices, generation assets and certain financial concerns of the Company. The Company filed the stipulation with the NMPUC, recommending that electric retail rates be reduced by $30 million. The stipulation is subject to NMPUC approval. (See PART II, ITEM 7.-- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--January 12, 1994 Stipulation" in the 1993 Form 10-K.)

On July 20, 1994, the NMPUC issued a procedural order on the Company's application for approval of the stipulation and ordered a public hearing to be held in September 1994. Public hearings were held as scheduled and the Company anticipates a final order during the fourth quarter of 1994.

Sale of Gas Gathering and Processing Assets

As previously reported, on February 12, 1994, an agreement was executed with Williams Gas Processing-Blanco, Inc. ("Williams"), a subsidiary of the Williams Field Service Group, Inc., for the sale of substantially all of the assets of Sunterra Gas Gathering Company and Sunterra Gas Processing Company (the "Processing Company"), wholly-owned subsidiaries of the Company, and for the sale of Northwest and Southwest gas gathering and processing facilities of the Company. The agreement provides for a cash selling price of $155 million, subject to certain adjustments. (See PART II, ITEM 7.-- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Sale of Gas Gathering and Processing Assets" in the 1993 Form 10-K.) Consummation of the sale is subject to NMPUC approval. The Company filed its application for approval with the NMPUC on May 20, 1994.

A prehearing conference was held on July 7, 1994, and the discovery process began. Hearings are scheduled to begin January 10, 1995. In the meantime, the Company and intervenors have held several meetings to settle certain issues surrounding the sale and are attempting to reach a stipulated agreement for NMPUC approval. The Company will continue to meet and work with the intervenors for a possible settlement prior to the hearings.

Sale of Sangre de Cristo Water Company ("SDCW")

As previously reported, on February 28, 1994, the Company and the City of Santa Fe (the "City") executed a purchase and sale agreement for the Company's water division for approximately $48 million. (See PART II, ITEM 7.--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Sale of SDCW" in the 1993 Form 10-K.) Prehearing conferences were held on June 22, 1994 and August 26, 1994. The NMPUC staff and intervenors filed their respectable testimonies on October 28, 1994. The NMPUC staff recommended that the Company retain the estimated after-tax gain of $6 million for the sale. Hearings have been scheduled to begin December 12, 1994. The Company does not expect any major opposition to the sale. The Company currently expects that the closing will be in the first quarter of 1995.

                                   LIQUIDITY AND CAPITAL RESOURCES

The Company currently estimates a total of $191 million for its capital requirements for 1994. The Company expects that such cash requirements are to be met primarily through internally-generated cash. Through September 30, 1994, the Company generated approximately $145 million in cash flow from its operating activities. However, to cover differences in the amounts and timing of cash generation and cash requirements, the Company intends to utilize short-term borrowings under its liquidity arrangements, which consist of a $100 million secured revolving credit facility ("Facility"), an additional $40 million credit facility collateralized by the Company's electric customer accounts receivable and $11 million in local lines of credit. The Company had no borrowings under such liquidity arrangements as of September 30, 1994.

The Facility has an expiration date of June 13, 1995 and contains a provision that could prevent additional borrowings in the event of material adverse change in the condition (financial or otherwise), results of operations, assets, business or prospects of the Company. In respect to the total debt to total capitalization test under the Facility and the letter of credit issued to support certain pollution control bonds, the Company is allowed to exclude from the calculation of total capitalization up to $200 million in pre-tax write-offs resulting from the Company's restructuring efforts. The Company was allowed to exclude, from the calculation, approximately $180 million in pre-tax write-offs resulting from the stipulation signed in January 1994. The maximum allowed ratio of the Company's total debt to total capitalization under the Facility and the letter of credit is 72%. As of September 30, 1994, such ratio was 65.64%.

As previously reported, on July 5, 1994, the Company filed with the NMPUC for authorization to retire up to approximately $134 million of First PV Funding Corporation Lease Obligation Bonds ("LOBs"). The Company anticipates either using cash proceeds from the proposed sales of its water company and certain gas gathering and processing assets, or other available cash including potential short-term borrowings, to retire such debt. Hearings have not yet been scheduled. The Company is currently unable to predict when the NMPUC will act on its request to retire LOBs. The Company will continue to assess market conditions and alternative investment opportunities before any debt retirement is implemented. (See PART II, ITEM 2.--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--LIQUIDITY AND CAPITAL RESOURCES" in the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1994.)

                                        RESULTS OF OPERATIONS

The performance of the excluded resources has been improved by the PVNGS Unit 3 write-down and the provision for loss associated with the M-S-R Public Power Agency, a California public power agency ("M-S-R"), power purchase contract recorded in 1992. In addition, the gains from the sale of generating facilities to the City of Anaheim, California, recorded in August 1993 and Utah Associated Municipal Power Systems ("UAMPS") in June 1994 have contributed positively to the net earnings of the excluded resources. Operating results for the excluded resources for the quarters and nine months ended September reflect the allocation of interest charges based on average investment for the period. Prior year results have been restated to reflect such change for comparability purposes. Selected financial information for the excluded resources is shown below:

                                    Three Months Ended    Nine Months Ended
                                       September 30         September 30
                                       ------------         ------------
                                      1994       1993      1994       1993
                                      ----       ----      ----       ----
                                                  (In thousands)

Operating revenues                 $ 10,729   $ 10,415  $ 30,233   $ 33,803
Operating income                   $  1,422   $    380  $    760   $  1,781
Net earnings (loss)                $     67   $  3,883  $   (222)  $    912
Net utility plant at end of period $131,413*  $163,392  $131,413*  $163,392

* Decrease is a result of the sale of 35MW of San Juan Generating Station ("SJGS") Unit 4 to UAMPS.

Electric gross margin (electric operating revenues less fuel and purchased power expense) increased $12.9 million and $30.2 million for the quarter and nine months ended September 30, 1994, respectively, from the corresponding periods a year ago. Such increase results primarily from an increase in jurisdictional energy sales of 145.5 million KWh, or $10.1 million for the quarter, and 314.5 million KWh, or $20.5 million for the nine months ended September 30, 1994, due to warmer weather than a year ago and customer growth. Also, gross margin attributable to the excluded resources and firm-requirements wholesale customers contributed $1.6 million and $.7 million to the current quarter and year-to-date results, respectively. In addition, a difference between the estimated unbilled revenues reported in the fourth quarter of 1993 and actual unbilled revenues increased the gross margin by $6.7 million for the nine months ended September 30, 1994.

Other operation and maintenance expenses increased $2.2 million for the quarter due mainly to: (i) recording of workers' compensation liability of $2.2 million; (ii) an increase in distribution expense of $2.0 million resulting mainly from weather-related outages and increased tree trimming activity; (iii) an increase in office supplies and expenses of $1.2 million due largely to higher computer charges; and (iv) an increase in employee benefit expenses of $.9 million. Such increases were partially offset by a deferral of gas operation's retiree health care cost of $2.4 million for regulatory purposes and decreased administrative and general labor expense of $1.5 million.

Other operation and maintenance expenses for the nine months ended September 30, 1994 decreased $12.1 million from the corresponding period a year ago primarily due to the effect of the Company's 1993 severance program of $22.7 million and the above mentioned deferred retiree health care cost of $2.4 million. Such amounts were partially offset by (i) an increase in PVNGS maintenance expense of $3.0 million due mainly to the Unit 2 mid-cycle outage and a longer than expected outage of Unit 3, which were partially reduced by lower PVNGS operation expense of $.5 million resulting mainly from the reclassification of property taxes between non-leased and leased units; (ii) an increase in pension and retirees health care costs of $2.8 million due to lowering the discount rate; (iii) recording of workers' compensation liability of $2.2 million; (iv) increased SJGS maintenance expense of $1.7 million resulting from two scheduled outages in 1994 as compared to only one in 1993; (v) increase in electric distribution expense of $1.7 million; and
(vi) increased office supplies and expenses of $1.4 million.

Operating income taxes for the quarter and nine months ended September 30, 1994 increased $5.8 million and $22.2 million, respectively, over the corresponding periods a year ago, due primarily to increased pre-tax earnings for the current periods.

Other, under the caption, Other Income and Deductions, for the quarter and nine months ended September 30, 1994 decreased $13.3 million and $11.7 million, respectively, from the corresponding periods a year ago.
Significant items for the quarter included the following, net of taxes: (i) an additional 1994 provision for legal expenses of $1.8 million; (ii) an additional 1994 write off of $1.8 million relating to gas take-or-pay settlement payments which are not recoverable through rates; (iii) a gain of $5.6 million from the sale of generating facilities to Anaheim in the third quarter of 1993; (iv) the tax benefit of $2.0 million related to sharing the Anaheim gain with jurisdictional customers; (v) tax benefits of $2.5 million in the third quarter of 1993 due to the Federal tax rate change which allowed the Company to utilize its net operating loss at a higher tax rate; and (vi) tax benefits of $1.4 million in the third quarter of 1993 resulting from the settlement of the IRS examination of the years 1990 and 1991. Partially offsetting such decreases was a write-off of $2.1 million in the third quarter of 1993 resulting from costs associated with refunding certain pollution control bonds, which could not be deferred for regulatory purposes.

Significant year-to-date items include the above items as well as the following, net of taxes: (i) a gain of $7.5 million from the sale of an investment during the first quarter of 1993 and (ii) a write off of $1.2 million relating to take-or-pay settlement payments in the second quarter of 1994. Partially offsetting such increases were: (i) the gain of $4.4 million from the sale of generating facilities to UAMPS in June 1994; (ii) the tax benefit of $1.7 million related to sharing the UAMPS gain with jurisdictional customers; (iii) a decrease in non-operating taxes (other than income taxes) of $1.3 million due to a reclassification of such taxes; (iv) a decrease in 1994 legal expenses of $1.1 million; and (v) a write-off of $.5 million of debt redemption costs in 1993.

Interest charges for the quarter and nine months ended September 30, 1994 decreased $5.4 million and $11.8 million, respectively, from the corresponding periods a year ago. This was due primarily to lower short-term borrowings in 1994, the refinancing of $182 million of pollution control revenue bonds in January ($46 million) and September ($136 million) of 1993 and the retirement of $45 million of first mortgage bonds in April 1994.

                                   OTHER ISSUES FACING THE COMPANY

Toxic Substances Control Act ("TSCA")

As previously reported, TSCA requires reporting to the U.S. Environmental Protection Agency (the "EPA") regarding the manufacturing and processing of organic chemicals, including natural gas substances produced by the Company and its gas subsidiary. An inventory of such substances must be submitted to the EPA every four years. Due to the natural gas industry's interpretation on when unprocessed natural gas becomes a reportable substance, the Company and its gas subsidiary did not report TSCA substances to the EPA in prior reporting years of 1986 and 1990. (See PART II, ITEM 7.--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-- OTHER ISSUES FACING THE COMPANY--Environmental Issues-Gas--Toxic Substances Control Act ("TSCA")" in the 1993 Form 10-K.)

The EPA has issued two enforcement notices and proposed penalty assessments related to failure to provide the requisite update in 1990. The proposed penalty assessments against the Company and its gas subsidiary are $114,000 ($42,000 and $72,000, respectively). The Company initiated informal settlement negotiations with EPA regional officials. EPA suspended settlement negotiations with the Company pending review of its enforcement position. EPA and gas processing industry officials have begun discussions regarding EPA's assessment of proposed penalties against gas processors for failing to file inventory update reports. If necessary, administrative hearings will be scheduled.

TSCA reporting (inventory updating) is again due in 1994. The Company and its gas subsidiary are preparing to meet applicable reporting requirements for any such reportable substances to the EPA in 1994. The Company cannot predict the ultimate outcome of the settlement, but believes that such a settlement will not have a material impact on the Company's results of operations or financial condition.

Department of Energy ("DOE") Gas Line Replacement

Gas Company of New Mexico, a division of the Company ("GCNM"), is a contractor to the DOE for the replacement of a natural gas line for which the Company has subcontracted the construction work. Work on the line commenced prior to filing a Notice of Intent ("NOI") for coverage under the Storm Water General Permit for construction activities with the EPA. The EPA has issued a "Show Cause" letter for this violation. In addition, the New Mexico Environment Department ("NMED"), responding to complaints regarding dust and sediment generation, and upon discovery that the requisite NOI and Storm Water Pollution Prevention Plan ("SWPPP") had not been prepared, requested the Company to prepare a corrective action plan to implement a SWPPP and mitigate existing stream channel discharges.

The Company has responded to these requests on a timely basis and is waiting to hear whether either the EPA or the NMED intend further enforcement actions. The Company is unable to predict the ultimate outcome of the enforcement actions, but believes that such enforcement actions will not have a material impact on the Company's results of operations or financial condition.

Diethanolamine ("DEA") Spill

On June 3, 1994, the Processing Company experienced a release of DEA due to an equipment malfunction. DEA wastes are oilfield exempt wastes which are not subject to regulation as hazardous wastes under the Resource Conservation and Recovery Act ("RCRA"). The spill and subsequent removal of DEA-contaminated soils were reported to the New Mexico Oil Conservation Division ("OCD") which has jurisdiction over such spills and wastes. However, the release of DEA to the air in amounts that exceed the reportable quantity of one pound is potentially reportable under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as amended by the Superfund Amendments and Reauthorization Act ("SARA"). When it was discovered in September 1994 that the spill had not been reported under CERCLA/SARA, measures were taken to contact the appropriate regulatory authorities. Though it was not clear whether, under the circumstances, the spill was reportable under CERCLA/SARA, as a precaution, the spill notification/report was forwarded to the National Response Center on September 22, 1994. The Company is currently unable to predict what, if any, enforcement action may ensue; however, the Company does not expect that any outcome of this issue will have a material adverse effect on the Company's financial condition or results of operations.

Palo Verde Nuclear Generating Station ("PVNGS")

  Steam Generator Tubes

   As previously reported, tube cracking in the PVNGS steam generators adversely affected operations in 1993, and will continue to do so in 1994 and probably into 1995, because of the cost of replacement power, reduced off-system sale incentives, maintenance expense associated with unit outages and corrective actions required to deal with the issue. (See PART II, ITEM 7.--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--OTHER ISSUES FACING THE COMPANY--Palo Verde Nuclear Generating Station--Steam Generator Tubes" in the 1993 Form 10-K and PART I, ITEM 2 in the Company's quarterly reports on Form 10-Q for the quarters ended March 31, 1994 and June 30, 1994.)

   Arizona Public Service Company ("APS"), as the operating agent for PVNGS, encountered axial tube cracking in the upper regions of the two steam generators in Unit 2 and, to a lesser degree, in Unit 3. APS believes that this form of tube degradation, the location of which is uncommon in the industry, is due to the susceptibility of tube materials to a combination of deposits on the tubes and the relatively high temperatures at which all three units are designed to operate. APS has taken, and will continue to take, remedial actions that it believes will retard further tube degradation to acceptable levels. These actions have included chemically cleaning the Unit 2 and 3 steam generators, and improving the water quality and reducing the operating temperature in all three units.

   All of the PVNGS units are now operating at or near 100% capacity. In March and October 1994, APS performed mid-cycle inspection outages at Unit
   2. The October outage revealed that the number of steam generator tubes with indications of degradation was well within APS's projections. Unit
   2 is scheduled for a refueling and maintenance outage in early 1995. Unit 3 completed a refueling outage in June 1994 and is scheduled for a mid-cycle inspection outage beginning in November 1994. Unit 1 is scheduled for a refueling outage beginning in April 1995.

   When tube cracks are detected during any outage, the affected tubes are taken out of service by plugging. That has occurred in a number of tubes in all three units, particularly in Unit 2, which is by far the most affected by cracking and plugging. APS expects that the remedial actions referenced above will slow the rate of plugging to an acceptable level. APS currently believes that the PVNGS steam generators are capable of operating for their designed life of forty years; although, at some point in the future, long-term economic considerations may make steam generator replacement a desirable option.

A Transmission Right-of-Way

As previously reported, the Company has an easement for right-of-way with the Navajo Nation (the "Nation") for portions of two transmission lines that emanate from SJGS and connect with the Four Corners Power Plant and with a switching station in the Albuquerque area. This easement expired January 17, 1993, and the Company has been attempting to renew the grant. (See PART II, ITEM 7.--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--OTHER ISSUES FACING THE COMPANY--A Transmission Right-of-Way" in the 1993 Form 10-K.) The Nation's agreement not to challenge the Company's use of the easement expired on July 17, 1994.

The Nation informed the Company on August 18, 1994 that as a condition for continued negotiations on the easement, the Company was required to negotiate in good faith with the Navajo Tribal Utility Authority ("NTUA") for the sale of an unrelated transmission facility. The Nation further required the Company to agree to a certain methodology for valuation of that transmission facility and for a purchase/sale agreement to be completed by November 18, 1994. The Company agreed to these conditions, but during subsequent negotiations, the NTUA informed the Company of a potential issue with this sale involving a third party. The Company is working with the third party to resolve the issue and the NTUA has informed the Company of its intention to request an extension for the completion of the agreement.

The Company met with the Nation on September 22, 1994, regarding the easement. The Nation informed the Company that the offer submitted by the Company on April 1, 1994 was not acceptable. The Nation offered a proposal for settlement and asked for the Company's response by October 15, 1994. The Company did not agree with the Nation's basis for the valuation of the easement and responded by providing an alternative proposal. The Nation has requested a meeting on November 16, 1994, to discuss the Company's proposal. In addition, on October 31, 1994, the Navajo Nation adopted a Civil Trespass Statute providing for civil penalties, damages and other remedies, including removal, to be imposed for unconsented or unauthorized use of Navajo Nation lands. The Company is in the process of evaluating the impact, if any, of the new statute.

On November 8, 1994, the Navajo Nation elected a new President. The Company is unable to predict what effect a new administration will have on the ongoing negotiations.

The Company continues to assess its options but is not pursuing other alternatives unless it receives indications that agreement cannot be reached in a satisfactory manner. The Company is currently unable to predict the outcome of the negotiations or the costs resulting therefrom; however, the Company believes that such outcome will not have a material impact on the Company's results of operations or financial condition.

El Paso Electric Company

As previously reported, the Company is a creditor in the El Paso Electric Company ("EPE") Chapter 11 bankruptcy proceeding in the Western District of Texas. (See PART II, ITEM 7.--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--OTHER ISSUES FACING THE COMPANY--El Paso Electric Company" in the 1993 Form 10-K.) The Company has intervened in various Federal and state regulatory proceedings relative to the merger plan of reorganization between EPE and Central & South West Corporation ("CSW") and continues to monitor proceedings in the bankruptcy.

On September 12, 1994, CSW sent a letter to EPE indicating that certain events, individually and cumulatively, may constitute a material adverse effect that, unless such events are timely resolved, could preclude closing of the proposed merger. CSW cited the decision of the City of Las Cruces ("Las Cruces") to proceed with condemnation of EPE's distribution system within Las Cruces, potential for losses of other New Mexico customers, on-going investigation of tube cracking at PVNGS, developments in the Texas Public Utility Commission merger rate case, and developments at the Federal Energy Regulatory Commission in connection with "comparable transmission service" as contributing to the uncertainties. Additionally, CSW indicated that it would not close the merger transaction until the dispute between EPE and Las Cruces was favorably and timely resolved. EPE subsequently advised CSW that EPE did not believe that a failure of any closing condition had occurred. CSW, however, also indicated that it will continue to use its best efforts to consummate the proposed merger.

Although EPE has responded that CSW may not impose the conditions referred to in the September 12 letter, the parties have not resolved the issues raised. Additionally, the bankruptcy court, on September 20, 1994, ordered a lift of the stay to permit Las Cruces to proceed in New Mexico state court with condemnation of the EPE electrical distribution system within Las Cruces limits. At this time, the Company cannot predict the outcome of the merger proceeding.

PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Toxic Substances Control Act

Reference is hereby made to "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--OTHER ISSUES FACING THE COMPANY--Toxic Substances Control Act ("TSCA")" in PART I, ITEM 2 of this report.

Department of Energy ("DOE") Gas Line Replacement

Reference is hereby made to "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--OTHER ISSUES FACING THE COMPANY--Department of Energy ("DOE") Gas Line Replacement" in PART I, ITEM 2 of this report.

Diethanolamine ("DEA") Spill

Reference is hereby made to "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--OTHER ISSUES FACING THE COMPANY--Diethanolamine ("DEA") Spill" in PART I, ITEM 2 of this report.

Other Proceedings

As previously reported, on April 16, 1993, the Company and certain current and former employees of the Company or Meadows Resources, Inc., a subsidiary of the Company ("Meadows'), were named as defendants in an action filed in the United States District Court for the District of Arizona by the Resolution Trust Corporation ("RTC"), as receiver for Western Savings & Loan Association ("Western"). Three of the individuals sued by the RTC have indemnity agreements with the Company. The claims relate to alleged actions of the Company's or Meadows' employees in 1987 in connection with a loan procured by Bellamah Community Development ("BCD"), whose general partners include Meadows, from Western and the purchase by that partnership of property owned by Western. The RTC apparently claims that the Company's liability stems from the actions of a former employee who allegedly acted on behalf of the Company for the Company's benefit. The RTC is claiming in excess of $40 million in actual damages from the BCD/Western transactions and alternatively is claiming damages substantially exceeding that amount on Arizona racketeering, civil conspiracy and aiding and abetting theories. These allegations involve claims against the Company for damages to Western caused by other defendants and from other transactions to which BCD was not a party. The RTC claims that damages under the Arizona racketeering statute would be trebled under applicable Arizona law. The RTC may also seek attorney fees and costs.

On March 3 and 4, 1994, the parties participated in a mediation session aimed at settling the litigation. The session ended without a settlement. The mediator is continuing settlement discussions with the parties.

In May 1994, the RTC filed a motion seeking to amend the complaint to allege against the Company civil conspiracy, common law fraud, negligent misrepresentation, aiding and abetting breach of fiduciary duties, aiding and abetting common law fraud, aiding and abetting violation of Federal and Arizona racketeering laws (all of which claims are already asserted against the Company's current and former employees named in the suit) and claims seeking to hold the Company liable on undisclosed principal and unjust enrichment theories. The Company filed an opposition to the motion and, in September 1994, the Court denied the RTC's motion to amend. Previously the Court dismissed the RTC's claims for aiding and abetting violations of the Federal and Arizona racketeering laws against the Company, the current and former employees of the Company or Meadows and others.

Subsequent to the Court's denial of the RTC's motion to amend the complaint, the RTC filed a motion seeking to amend the case management order previously entered by the Court. The purpose of the motion was to allow the RTC to file an amended complaint which would include the allegations against the Company sought by the motion to amend that was denied by the Court in September 1994. On November 7, 1994, the Court denied this new motion.

The Company continues to investigate all of the claims made by the RTC in this litigation and is vigorously defending those claims. The Company cannot predict the ultimate outcome of the case but believes that the RTC's contentions are without merit and currently believes that the outcome will not result in a material adverse impact on the Company's result of operations or financial condition.

ITEM 5. OTHER INFORMATION

Fuel and Purchased Power Cost Adjustment Clause ("FPPCAC")

As previously reported, the Company has an electric FPPCAC covering its retail customers. The purpose of the monthly adjustment clause factor is to collect from or refund to its retail customers the difference between actual fuel and purchased power expense and a previously established base level of fuel and purchased power expense.

On December 14, 1993, the Company and primary intervenors entered into a stipulation, agreeing to eliminate the FPPCAC from its retail billings, and set the base fuel cost as a component of the cost of service effective with the order in the Company's next general electric rate case. (See PART I, ITEM 1.--"BUSINESS--RATES AND REGULATION--FPPCAC" in the 1993 Form 10-K.)

A public hearing was held on September 21, 1994. On October 26, 1994, the hearing examiner certified that the stipulation is fair, just and reasonable and is consistent with the public interest, and recommended the stipulation be approved and adopted as filed. The elimination of the FPPCAC, if approved by the NMPUC, would coincide with the implementation of rates under the proposed $30 million rate reduction.

Although the cost of fuel and the conditions in the off-system sales market could positively or negatively affect the Company's net earnings, the Company currently does not believe that the elimination of the FPPCAC would have a material adverse impact on the Company's results of operation or financial condition.

Natural Gas Supply Matters

As previously reported, on December 18, 1989, the NMPUC issued an order approving a stipulation relating to imbalance in GCNM's gas supply and demand. The stipulation provides for the partial recovery of certain gas costs arising from the reformation of gas purchase contracts and from claims by certain producers relating to take-or-pay obligations, contract pricing and other matters. Under the order, GCNM bears 25% of claims settled for producers' take-or-pay costs. GCNM will be permitted to recover from its customers the remaining 75% of all producer take-or-pay costs which were incurred to settle certain contract disputes with producers. Under other provisions of the stipulation, GCNM is allowed to recover all prudently incurred costs from settlements involving certain contract pricing claims. (See PART 1, ITEM 1.--"RATES AND REGULATION--Natural Gas Supply Matters" in the 1993 Form 10-K.)

On September 13, 1994, GCNM entered into a negotiated agreement with its intervenors to settle all outstanding issues regarding recovery of payments GCNM made to settle gas take-or-pay contracts and pricing disputes. Under the stipulation, GCNM shall be authorized to recover a total of $43.4 million of the approximately $48.6 million it sought to recover. As a result of the stipulation, GCNM wrote off approximately $2.9 million of additional amounts that will not be recovered. The Company expects a final order from NMPUC approving the stipulation before the end of year.

New Senior Vice President

On October 26, 1994, the Company's executive committee of the board of directors approved the selection of Mr. Roger J. Flynn as the Electric Service Business Unit senior vice-president. Effective December 1, 1994, Mr. Flynn, a former vice president in charge of Pacific Gas & Electric utility operations in the San Joaquin Valley in California, will be in charge of the Company's newly structured business unit. Effective January 1, 1995, the Company will reorganize into four distinct business units, (Electric Service Business Unit, Gas Business Unit, Bulk Power Services Group and Energy Services Business Unit) in a manner which aligns corporate resources with customer needs and a changing marketplace, while providing for real performance accountability.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits:

     15.0   Letter Re Unaudited Interim Financial Information

     27     Financial Data Schedules

b.   Reports on Form 8-K:

     None.

                                              Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     PUBLIC SERVICE COMPANY OF NEW MEXICO
                                                  (Registrant)

Date:  November 10, 1994                      /s/ Donna M. Burnett
                                      -----------------------------------

                                                Donna M. Burnett
                                           Corporate Controller and
                                           Chief Accounting Officer