Form 10-K405
period 1994-12-31
PUBLIC SERVICE CO OF NEW MEXICO
filed 1995-03-09
CIK 81023

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994        COMMISSION FILE NUMBER 1-6986

                      PUBLIC SERVICE COMPANY OF NEW MEXICO
             (Exact name of Registrant as specified in its charter)

                    NEW MEXICO                                          85-0019030
         (State or other jurisdiction of                             (I.R.S. Employer
          incorporation or organization)                           Identification No.)
                 ALVARADO SQUARE                                          87158
             ALBUQUERQUE, NEW MEXICO                                    (Zip Code)
     (Address of principal executive offices)

       Registrant's telephone number, including area code: (505) 241-2700

          Securities registered pursuant to Section 12(b) of the Act:

                   TITLE OF EACH CLASS                             NAME OF EACH EXCHANGE ON WHICH REGISTERED
- ---------------------------------------------------------  ---------------------------------------------------------
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The total number of shares of the Company's Common Stock outstanding as of January 31, 1995 was 41,774,083. On such date, the aggregate market value of the voting stock held by non-affiliates of the Company, as computed by reference to the New York Stock Exchange composite transaction closing price of $13 3/4 per share reported by the Wall Street Journal, was $574,393,641.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the following document are incorporated by reference into the indicated part of this report:

        Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the annual meeting of stockholders to be held on April 25, 1995 -- PART III.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                                 PAGE
                                                                                                               ---------
GLOSSARY.....................................................................................................        iii

                                                         PART I

ITEM  1. BUSINESS............................................................................................          1
          THE COMPANY........................................................................................          1
          ELECTRIC OPERATIONS................................................................................          1
                  Service Area and Customers.................................................................          1
                  Power Sales................................................................................          2
                  Sources of Power...........................................................................          3
                  Fuel and Water Supply......................................................................          4
          NATURAL GAS OPERATIONS.............................................................................          6
                  Acquisition of Natural Gas Operations......................................................          6
                  Proposed Sale of Gathering and Processing Assets...........................................          6
                  Gas Company of New Mexico Division.........................................................          6
                  Gathering Company..........................................................................          7
                  Processing Company.........................................................................          7
                  Natural Gas Supply.........................................................................          7
                  Natural Gas Sales..........................................................................          8
          RATES AND REGULATION...............................................................................          9
                  January 12, 1994 Stipulation...............................................................          9
                  FPPCAC.....................................................................................          9
                  Fossil-Fueled Plant Decommissioning Costs..................................................         10
                  Postretirement Benefits....................................................................         10
                  Consolidation Issues.......................................................................         10
                  Natural Gas Supply Matters.................................................................         11
                  Other Natural Gas Matters..................................................................         12
          ENVIRONMENTAL FACTORS..............................................................................         12

ITEM  2. PROPERTIES..........................................................................................         14
          ELECTRIC...........................................................................................         14
                  Fossil-Fueled Plants.......................................................................         14
                  Nuclear Plant..............................................................................         15
                  Other Electric Properties..................................................................         16
          NATURAL GAS........................................................................................         17
          WATER..............................................................................................         17
          OTHER INFORMATION..................................................................................         17

ITEM  3. LEGAL PROCEEDINGS...................................................................................         18
          PVNGS WATER SUPPLY LITIGATION......................................................................         18
          SAN JUAN RIVER ADJUDICATION........................................................................         18
          PVNGS PROPERTY TAXES...............................................................................         18
          OTHER PROCEEDINGS..................................................................................         19
                  Resolution Trust Corporation ("RTC") Litigation............................................         19
                  Archaeological Resources Protection Act....................................................         20

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................................         21

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE COMPANY.........................................................         21

                                                                                                                 PAGE
                                                                                                               ---------
                                                        PART II

ITEM  5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..............................
                                                                                                                      23

ITEM  6. SELECTED FINANCIAL DATA.............................................................................         24

ITEM  7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............
                                                                                                                      25

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................................................        F-1

ITEM  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE................
                                                                                                                     E-1

                                                        PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.....................................................        E-1

ITEM 11. EXECUTIVE COMPENSATION..............................................................................        E-1

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......................................
                                                                                                                     E-1

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................................................        E-1

                                                        PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K....................................
                                                                                                                     E-1

SIGNATURES...................................................................................................       E-22

                                    GLOSSARY

AEPCO............................  Arizona Electric Power Cooperative
AG...............................  New Mexico Attorney General
Amoco............................  Amoco Production Company
Anaheim..........................  City of Anaheim, California
APPA.............................  Arizona Power Pooling Association
APS..............................  Arizona Public Service Company
BCD..............................  Bellamah Community Development
BHP..............................  BHP Minerals International, Inc.
BLM..............................  Bureau of Land Management
BTU..............................  British Thermal Unit
Century..........................  Century Power Corporation
Conoco...........................  Conoco, Inc.
decatherm........................  1,000,000 BTUs
DOE..............................  United States Department of Energy
EIP..............................  Eastern Interconnection Project
El Paso..........................  El Paso Electric Company
EPA..............................  United States Environmental Protection Agency
EPNG.............................  El Paso Natural Gas Company
Farmington.......................  City of Farmington, New Mexico
FERC.............................  Federal Energy Regulatory Commission
Four Corners.....................  Four Corners Power Plant
FPPCAC...........................  Fuel and Purchased Power Cost Adjustment Clause
Gathering Company................  Sunterra Gas Gathering Company, a wholly-owned subsidiary of the
                                    Company
GCNM.............................  Gas Company of New Mexico, a division of the Company
IID..............................  Imperial Irrigation District in Southern California
Kv...............................  Kilovolt
KWh..............................  Kilowatt Hour
Los Alamos.......................  The County of Los Alamos, New Mexico
mcf..............................  Thousand cubic feet
Meadows..........................  Meadows Resources, Inc., a wholly-owned subsidiary of the Company
M-S-R............................  M-S-R Public Power Agency, a California public power agency
MW...............................  Megawatt
MWh..............................  Megawatt Hour
NMED.............................  New Mexico Environment Department
NMPUC............................  New Mexico Public Utility Commission
NRC..............................  United States Nuclear Regulatory Commission
OCD..............................  New Mexico Oil Conservation Division
OLE..............................  Ojo Line Extension
PGAC.............................  GCNM's Purchased Gas Adjustment Clause
Plains...........................  Plains Electric Generation and Transmission Cooperative, Inc.
PSCo.............................  Public Service Company of Colorado
Processing Company...............  Sunterra Gas Processing Company, a wholly-owned subsidiary of the
                                    Company
PVNGS............................  Palo Verde Nuclear Generating Station
Reeves Station...................  Reeves Generating Station
Salt River Project...............  Salt River Project Agricultural Improvement and Power District
SCE..............................  Southern California Edison Company
SCPPA............................  Southern California Public Power Authority
SDCW.............................  Sangre de Cristo Water Company, a division of the Company
SDG&E............................  San Diego Gas and Electric Company
SFAS.............................  Statement of Financial Accounting Standards
SJCC.............................  San Juan Coal Company
SJGS.............................  San Juan Generating Station
Southern Union...................  Southern Union Company

SPS..............................  Southwestern Public Service Company
Sunbelt..........................  Sunbelt Mining Company, Inc., a wholly-owned subsidiary of the
                                    Company
TNP..............................  Texas-New Mexico Power Company
throughput.......................  Volumes of gas delivered, whether or not owned by GCNM or
                                    Gathering Company
Tucson...........................  Tucson Electric Power Company
UAMPS............................  Utah Associated Municipal Power Systems
USEC.............................  United States Enrichment Corporation
Williams.........................  Williams Gas Processing--Blanco, Inc., a subsidiary of the
                                    Williams Field Services Group, Inc., of Tulsa, Oklahoma

                                     PART I

ITEM 1.  BUSINESS

                                  THE COMPANY

    Public Service Company of New Mexico (the "Company") was incorporated in the State of New Mexico in 1917 and has its principal offices at Alvarado Square, Albuquerque, New Mexico 87158 (telephone number 505-241-2700). The Company is a public utility engaged in the generation, transmission, distribution and sale of electricity and in the gathering, processing, transmission, distribution and sale of natural gas within the State of New Mexico. The Company also owns facilities for the pumping, storage, transmission, distribution and sale of water in Santa Fe, New Mexico.

    On January 11, 1993, the Company announced its intention to dispose of the Company's natural gas gathering and natural gas processing assets and SDCW. Both sales are pending NMPUC approval. (See PART II, ITEM 7. --"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- OTHER ISSUES FACING THE COMPANY -- SALE OF GAS GATHERING AND PROCESSING ASSETS" and -- "SALE OF SDCW.")

    The total population of the area served by one or more of the Company's utility services is estimated to be approximately 1.2 million, of which 51% live in the greater Albuquerque area.

    For the year ended December 31, 1994, the Company derived 68.7% of its utility operating revenues from electric operations, 29.8% from natural gas operations and 1.5% from water operations.

    As of December 31, 1994, the Company employed 2,768 persons.

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

    The Company provides retail electric service to a large area of north central New Mexico, including the cities of Albuquerque, Santa Fe, Rio Rancho, Las Vegas, Belen and Bernalillo. The Company also provides retail electric service to Deming in southwestern New Mexico and to Clayton in northeastern New Mexico. As of December 31, 1994, approximately 323,000 retail electric customers were served by the Company, the largest of which accounted for approximately 3.4% of the Company's total electric revenues for the year ended December 31, 1994.

    The Company's largest retail electric customer, Kirtland Air Force Base ("KAFB"), has been recommended by the Department of the Air Force for realignment. Such recommendation will be reviewed by the Base Realignment and Closure Commission ("Closure Commission"). The Company's President and Chief Executive Officer is a member of the Closure Commission. The Closure Commission's recommendation, once finalized, is subject to approval by both the President and Congress. If the proposal is approved, major military units at KAFB would be deployed elsewhere and a portion of the base would be closed. The Department of the Air Force recommendation stated that the realignment could result in a maximum potential reduction of approximately 12,000 jobs

(both direct and indirect) over the 1996-2001 time period in the Bernalillo County area of New Mexico. The Company does not anticipate that such action will have a material effect on its total electric revenues.

    The Company holds 23 long-term, non-exclusive franchise agreements for its electric retail operations, expiring between August 1996 and November 2028. The City of Albuquerque (the "City") franchise expired in early 1992. Customers in the area covered by the City franchise represent approximately 45.6% of the Company's 1994 total electric operating revenues, and no other franchise area represents more than 7.1%. These franchises are agreements that provide the Company access to public rights-of-way for placement of the Company's electric facilities. The Company remains obligated under state law to provide service to customers in the franchise area even in the absence of a franchise agreement with the City. (See PART II, ITEM 7. -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- OTHER ISSUES FACING THE COMPANY
- -- ALBUQUERQUE FRANCHISE ISSUES".)

POWER SALES

    For the years 1990 through 1994, retail KWh sales have grown at a compound annual rate of approximately 4.2%. The Company's system and off-system sales (revenues and energy consumption) and system peak demands in summer and winter are shown in the following tables:

                            ELECTRIC SALES BY MARKET
                             (THOUSANDS OF DOLLARS)

                                                     1994         1993         1992         1991         1990
                                                  -----------  -----------  -----------  -----------  -----------
Retail..........................................  $   506,286  $   471,099  $   455,387  $   444,594  $   427,505
Firm-requirements wholesale.....................       22,296       18,468       20,173       22,390       25,739
Other contracted off-system sales...............       54,862+      56,214+      62,348       55,581       70,640
Economy energy sales*...........................       19,663+      25,213+      40,770       29,665       26,052

                            ELECTRIC SALES BY MARKET
                                (MEGAWATT HOURS)

                                                  1994         1993         1992         1991         1990
                                               -----------  -----------  -----------  -----------  -----------
Retail.......................................    5,953,151    5,446,788    5,358,246    5,139,954    5,048,830
Firm-requirements wholesale..................      489,182      342,137      322,177      308,390      376,040
Other contracted off-system sales............    1,403,480    1,450,966    1,198,250    1,223,212    1,743,196
Economy energy sales*........................    1,469,271    1,582,113    2,164,991    1,559,939    1,378,270

- ------------------------
* Pursuant to FERC Order No. 529, all spot market economy sale transactions were reclassified from net purchased power to revenue.

+ Due to the provision for the loss associated with the M-S-R contingent power purchase contract recognized in 1992, revenues from other contracted off-system sales and economy energy sales were reduced by a total of $25 million and $20.5 million in 1994 and 1993, respectively.

                              SYSTEM PEAK DEMAND*
                                  (MEGAWATTS)

                                                                         1994       1993       1992       1991       1990
                                                                       ---------  ---------  ---------  ---------  ---------
Summer...............................................................      1,189      1,104      1,053      1,018      1,051
Winter...............................................................      1,040        982        992        955        897

- ------------------------
* System peak demand relates to retail and firm-requirements wholesale customers only.

    During 1994 and 1993, the Company's sales in the off-system markets accounted for approximately 30.8 percent and 34.4 percent, respectively, of its total KWh sales and approximately 15.8 percent and 17.2 percent (before reduction of revenues from the M-S-R contingent power purchase contract, which were accounted for in the determination of the provision for loss recorded in
1992), respectively, of its total revenues from energy sales. During 1994, the Company's major off-system sale contracts in effect were with SDG&E, APPA, AEPCO, IID and PSCo.

    The SDG&E contract requires SDG&E to purchase 100 MW from the Company through April 2001. On October 27, 1993, SDG&E filed a complaint with the FERC against the Company, alleging that certain charges under this 1985 power purchase agreement are unjust, unreasonable and unduly discriminatory. SDG&E is requesting that the FERC investigate the rates charged under the agreement. The relief, if granted, would reduce annual demand charges paid by SDG&E by up to $11 million per year from the date of the ruling through April 2001, and could require a refund of up to approximately $14 million. The Company responded to the complaint on December 8, 1993, and SDG&E and the Company filed subsequent pleadings. The FERC has not issued a ruling in the case and has not indicated when or if the complaint will be considered. The Company believes that the complaint is without merit, and the Company intends to vigorously resist the complaint.

    The APPA contract requires APPA to purchase varying amounts of power from the Company through May 2008 and allows APPA to make adjustments to the purchase amounts subject to certain notice provisions. APPA provided notice that it was invoking its option to reduce the power demand in 1995, resulting in a peak demand of 89 MW. The AEPCO contract which required AEPCO to purchase 15 MW of power terminated on May 31, 1994. The IID contract which required IID to purchase a peak amount of 81 MW from the Company expired on February 28, 1995. The Company sold 75 MW of capacity and associated energy to PSCo from October 1, 1993 through September 30, 1994.

    The Company furnishes firm-requirements wholesale power in New Mexico to the cities of Farmington and Gallup, TNP and Plains. Plains may terminate its contract for 10 MW at any time with one year's advance notice. The Company expects to receive a termination notice from Plains but cannot predict the timing of such notice. The Company is committed to provide service to the City of Gallup through April 2003. Average monthly demands under the City of Gallup contract for 1994 were approximately 26 MW. TNP is currently purchasing 36 MW but has provided notice that it will reduce its purchase to 15 MW for 1996. TNP may adjust its annual demand between 15 MW and 40 MW with one year's notice and may terminate service with two years' notice. No firm-requirements wholesale customer accounted for more than 1.6% of the Company's total electric operating revenues for the year ended December 31, 1994.

SOURCES OF POWER

    As of December 31, 1994, the total net generation capacity of facilities owned or leased by the Company was 1,506 MW.

    In addition, the Company has power purchase contracts with M-S-R for 105 MW through April 1995 and with SPS for up to 100 MW of interruptible power through April 1995 and up to 200 MW from May 1995 through May 2011. The Company may reduce its purchases from SPS by 25 MW annually upon three years' notice. Also, the Company has 39 MW of contingent capacity obtained from El Paso under a transmission capacity for generation capacity trade arrangement that increases to 70 MW from 1998 through 2003. In addition, the Company is interconnected with various utilities for economy interchanges and mutual assistance in emergencies.

FUEL AND WATER SUPPLY

    The percentages of the Company's generation of electricity (on the basis of KWh) fueled by coal, nuclear fuel and gas and oil, and the average costs to the Company of those fuels (in cents per million BTU), during the past five years were as follows:

                                                     COAL                      NUCLEAR                   GAS AND OIL
                                          --------------------------  --------------------------  --------------------------
                                           PERCENT OF      AVERAGE     PERCENT OF      AVERAGE     PERCENT OF      AVERAGE
                                          -------------  -----------  -------------  -----------  -------------  -----------
1990....................................         74.6         152.0          25.2          73.1           0.2         310.3
1991....................................         67.1         167.9          32.9          67.9        --             216.5
1992....................................         69.2         161.7          30.5          59.8           0.3         239.7
1993....................................         72.9         164.7          26.7          58.1           0.4         331.7
1994....................................         72.0         162.9          27.8          58.5           0.2         321.7

    The estimated generation mix for 1995 is 72.2% coal, 27.7% nuclear and 0.1% gas and oil. Due to locally available natural gas and oil supplies, the utilization of locally available coal deposits and the generally abundant supply of nuclear fuel, the Company believes that adequate sources of fuel are available for its generating stations.

COAL

    The coal requirements for SJGS are being supplied by SJCC, a wholly-owned subsidiary of BHP, from certain Federal, state and private coal leases under a coal sales agreement, pursuant to which SJCC will supply processed coal for operation of SJGS until 2017. BHP guaranteed the obligations of SJCC under the agreement, which contemplates the delivery of approximately 126 million tons of coal during its remaining term. Such amount would supply substantially all the requirements of SJGS through approximately 2017. The primary sources of coal are a mine adjacent to SJGS and a mine located approximately 25 miles northeast of SJGS in the La Plata area of northwestern New Mexico. The Company is currently discussing with SJCC alternatives for securing both short and long term fuel resource requirements which at this time are uncommitted. As a part of this discussion, the Company is also negotiating other issues which may result in modifications to certain coal sales agreement terms and provisions which include but are not limited to cost recovery and pricing. The average cost of fuel, including ash disposal and land reclamation costs, for SJGS for the years 1992, 1993 and 1994 was 175.5 cents, 177.4 cents and 172.1 cents, respectively, per million BTU ($34.28, $34.59 and $33.62 per ton, respectively).

    Four Corners is supplied with coal under a fuel agreement between the owners and BHP, under which BHP agreed to supply all the coal requirements for the life of the plant. BHP holds a long-term coal mining lease, with options for renewal, from the Navajo Nation and operates a strip mine adjacent to Four Corners with the coal supply expected to be sufficient to supply the units for their estimated useful lives. The average cost of fuel, including ash disposal and land reclamation costs, for the years 1992, 1993 and 1994 at Four Corners was
114.3 cents, 114.9 cents and 125.8 cents, respectively, per million BTU ($20.19, $20.11 and $22.03 per ton, respectively).

NATURAL GAS

    The natural gas used as fuel for the Company's Albuquerque electric generating plant (Reeves Station) is delivered by GCNM. (See "NATURAL GAS OPERATIONS".) In addition to rate changes under filed tariffs, the Company's cost of gas increases or decreases according to the average cost of gas supplied by GCNM or other sources.

NUCLEAR FUEL

    The fuel cycle for PVNGS is comprised of the following stages: (1) the mining and milling of uranium ore to produce uranium concentrates, (2) the conversion of uranium concentrates to uranium hexafluoride, (3) the enrichment of uranium hexafluoride, (4) the fabrication of fuel assemblies, (5) the utilization of fuel assemblies in reactors, and (6) the storage of spent fuel and the disposal thereof. The PVNGS participants made arrangements to obtain quantities of uranium concentrates anticipated to be sufficient to meet operational requirements through 1996. Existing contracts and options could be utilized to meet 95% of requirements from 1997 through 2000. Spot purchases in the uranium market will be made, as appropriate. The PVNGS participants contracted for all conversion services required through 1995 and for up to 65% of conversion services required through 1998, with options to continue through the year 2000. The PVNGS participants, including the Company, have an enrichment services contract with USEC which obligates USEC to furnish enrichment services required for the operation of the three PVNGS units over a term expiring in November 2014. The participants have obtained 100% of the enrichment requirements through the year 2002 under the latest contract and options. The PVNGS participants are currently re-negotiating fuel assembly fabrication arrangements and anticipate finalizing contract terms during 1995.

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

WATER SUPPLY

    Water for Four Corners and  SJGS is obtained from  the San Juan River.  (See
ITEM 3. --"LEGAL PROCEEDINGS -- SAN JUAN RIVER ADJUDICATION".) BHP holds rights to San Juan River water and has committed a portion of such rights to Four Corners through the life of the project. The Company and Tucson have a contract with the United States Bureau of Reclamation for consumption of 16,200 acre feet of water per year for SJGS, which contract expires in 2005, and in addition, the Company was granted the authority to consume 8,000 acre feet of water per year under a state permit that is held by BHP. The Company is of the opinion that sufficient water is under contract for SJGS until 2005.

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

    Due to extensive lead times required to renew the water rights contract, the Company has formally initiated the renewal and extension process for requesting rights through the year 2025. The Company is actively conducting an environmental assessment with the Bureau of Reclamation and a biological assessment with the U.S. Fish and Wildlife Service. These studies are required by the Federal agencies before the existing water contract can be renewed. The Company is currently unable to predict the outcome of these matters.

    Sewage effluent used for cooling purposes in the operation of the PVNGS units has been obtained under contracts with certain municipalities in the area. The contracted quantity of effluent exceeds the amount required for the three PVNGS units. The validity of these effluent contracts is the subject of litigation in state and Federal courts. (See ITEM 3. --"LEGAL PROCEEDINGS -- PVNGS WATER SUPPLY LITIGATION".)

                             NATURAL GAS OPERATIONS

ACQUISITION OF NATURAL GAS OPERATIONS

    In 1985, the Company acquired substantially all of the New Mexico natural gas utility assets of Southern Union (principally a natural gas retail distribution system operated by Southern Union as the Gas Company of New Mexico division and now operated by the Company as GCNM) and Sunbelt acquired all of the stock of Southern Union Gathering Company (subsequently renamed Sunterra Gas Gathering Company), a wholly-owned subsidiary of Southern Union, in connection with the settlement of antitrust litigation against Southern Union in which the Company and others were plaintiffs. In a separate transaction, a wholly-owned subsidiary of Sunbelt acquired from Southern Union all of the stock of Southern Union Processing Company (subsequently renamed Sunterra Gas Processing Company) in 1986. In 1990, the Company acquired all of the common stock of Gathering Company and Processing Company from Sunbelt and the Sunbelt subsidiary, respectively. Together with GCNM, Gathering Company and Processing Company are referred to as the Company's natural gas operations.

PROPOSED SALE OF GATHERING AND PROCESSING ASSETS

    On February 12, 1994, the Company, Gathering Company and Processing Company entered an agreement to sell substantially all of their gas gathering and processing facilities. The Company believes that the sale, which requires prior NMPUC approval, will allow GCNM to focus on providing retail gas services to New
Mexico  gas   consumers  while   maintaining   its  flexibility   in   accessing
competitively  priced, reliable and  secure gas supplies. (See  PART II, ITEM 7.
- --"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- OTHER ISSUES FACING THE COMPANY -- SALE OF GAS GATHERING AND PROCESSING ASSETS".)

GAS COMPANY OF NEW MEXICO DIVISION

    The Company  distributes natural  gas  through GCNM  to  most of  the  major communities in New Mexico, including Albuquerque and Santa Fe, serving approximately 382,000 customers as of December 31, 1994. The Albuquerque metropolitan area accounts for approximately 54.4% of the Company's total customers. The Company holds long-term, non-exclusive franchises with varying expiration dates in all incorporated communities requiring franchise agreements. The expiration dates for the Company's franchises in Albuquerque and Santa Fe are 1998 and 1995, respectively. The Company is in the process of negotiation with the City of Santa Fe and anticipates that a new agreement will be in place prior to the termination of the current agreement. GCNM's customer base includes both "sales-service" customers and "transportation-service" customers. Sales-service customers purchase natural gas and receive transportation and delivery services from GCNM for which GCNM receives both cost-of-gas and cost-of-service revenues. Cost-of-gas revenues collected from sales service customers are a recovery of the cost of purchased gas in accordance with NMPUC rules and regulations and, in that sense, do not affect the net earnings of the Company. Transportation-service customers, who procure gas independently of GCNM and contract with GCNM for transportation and related services, provide GCNM with cost-of-service revenues only. Transportation services are provided both to gas marketers generally for delivery to locations throughout GCNM's distribution systems and to natural gas producers generally for delivery to other interstate pipelines.

    For the twelve months ended December 31, 1994, GCNM had throughput of approximately 85.0 million decatherms, including sales of 41.9 million decatherms to sales-service customers. No single customer accounted for more than 1.5% of GCNM's therm sales in 1994. During 1994, approximately 50.8% of GCNM's total gas throughput was related to transportation gas deliveries. GCNM's transportation rates are unbundled, and transportation customers only pay for the amount of transportation service they receive from GCNM. GCNM's total operating revenues for the year ended

December 31, 1994, were approximately $234.9 million. Cost-of-gas revenues, received from sales-service customers, accounted for approximately 43.4% of GCNM's total operating revenues. Since a major portion of GCNM's load is related to heating, levels of therm sales are affected by the weather. Approximately 44.6% of GCNM's total therm sales in 1994 occurred in the months of January, February, November and December.

GATHERING COMPANY

    Gathering Company is engaged in the ownership and operation of gas gathering facilities primarily in the San Juan Basin in northwestern New Mexico, the purchase of gas from sources in the San Juan Basin, the sale of natural gas to GCNM and the gathering of natural gas for third parties. In 1994, Gathering Company sold approximately 9.9 million decatherms of natural gas to GCNM and gathered 47.1 million decatherms of natural gas for third parties.

    In January 1990, Gathering Company entered into a natural gas sale and gathering contract with GCNM. The contract allows Gathering Company to recover from GCNM, effective January 1988, substantially all of its operating costs, net of its third-party revenues (including revenues received from Processing Company), and to earn a return on its investment in its operating assets. In addition, Gathering Company is permitted under the contract to charge to GCNM all payments made arising from take-or-pay obligations and from contract reformation. (See "RATES AND REGULATION -- Natural Gas Supply Matters".) On February 12, 1994, Gathering Company entered into an agreement to sell substantially all of its assets. (See PART II, ITEM 7. --"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- OTHER ISSUES FACING THE COMPANY -- SALE OF GAS GATHERING AND PROCESSING ASSETS".) As a result of the sale, the gas sales and gathering contract with GCNM will either be terminated or assigned to the purchaser of the assets.

PROCESSING COMPANY

    Processing Company processes natural gas for GCNM, Gathering Company and others. The natural gas is processed at Processing Company's plants under separate contracts. Both GCNM and Gathering Company executed contracts with Processing Company in January 1990. The GCNM contract provides that GCNM will reimburse Processing Company for all of its operating costs, net of its third-party revenues (including fees from Gathering Company), and provides a return on Processing Company's investment in its operating assets, in return for providing the service of processing GCNM's natural gas. Additionally, Processing Company reimburses GCNM for all revenues from liquid by-products derived from GCNM's throughput processed at the plants. Such revenues, including all third party processing fees, are ultimately credited to GCNM's sales-service customers through the PGAC. The Gathering Company's contract with Processing Company provides the same service for Gathering Company and in return for such service, Gathering Company pays Processing Company a fee per mcf of gas which is
processed   on  behalf  of  Gathering  Company.  Processing  Company  reimburses
Gathering Company for all revenues from liquid by-products derived from Gathering Company's throughput processed at the plants. On February 12, 1994, Processing Company entered into an agreement to sell substantially all of its assets. (See PART II, ITEM 7. -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- OTHER ISSUES FACING THE COMPANY
- -- SALE OF GAS GATHERING AND PROCESSING ASSETS".) As a result of the sale, the processing agreements with GCNM and Gathering Company will either be terminated or assigned to the purchaser of the assets.

NATURAL GAS SUPPLY

    During the late 1980's, there were significant changes in the natural gas industry brought about by Federal and state regulations which dramatically altered the way gas is bought, transported and sold nationwide. These changes required GCNM and Gathering Company to reform or terminate certain natural gas purchase contracts which required GCNM and Gathering Company to take gas in excess of demand. This process resulted in breach of contract claims from some producers. GCNM and Gathering Company have been able to resolve substantially all of the producer litigation and reform their supply portfolio so that it better matches the demands of GCNM's sales-service customers. These reformations have also allowed GCNM to seek new sources of gas supplies through pipeline interconnects which have created a more flexible and reliable supply portfolio. GCNM may purchase natural gas through contracts which contain reservation fees. The NMPUC is currently examining in GCNM's PGAC continuation filing whether reservation fees, which have been paid to suppliers for standing ready to serve GCNM's needs during the winter heating season, should be recovered from sales-service customers through the PGAC or should be recovered in some other fashion. (See "RATES AND REGULATION -- Other Natural Gas Matters".)

    GCNM obtains its supply of natural gas primarily from New Mexico wells pursuant to contracts with producers and marketers. In connection with the sale of substantially all of the assets of Gathering Company, GCNM has petitioned the NMPUC to approve assignment of all of the gas purchase contracts held by Gathering Company to GCNM. These contracts are generally sufficient to meet GCNM's peak-day demand.

    GCNM serves certain cities which depend on EPNG or Transwestern Pipeline Company for transportation of gas supplies. Because these cities are not directly connected to GCNM's transmission facilities, gas transported by these companies is the sole supply source for those cities. Such transportation is regulated by FERC. As a result of FERC Order 636, GCNM's options for transporting gas to such cities and other portions of its distribution system have increased.

    As a result of routine periodic audits since 1990 by Meridian Oil Inc. and its related or affiliated companies, Southland Royalty Company, Meridian Oil Production Inc. and Unicon Producing Company (collectively "Meridian"), Meridian has asserted claims against GCNM, Gathering Company and Processing Company regarding the allocation of natural gas liquids from Processing Company's Kutz and Lybrook plants. Meridian has also asserted certain related gathering and transportation claims. Some issues have been resolved, and certain other issues, primarily those regarding allocation of liquids and the measurement of gas under gathering/transportation agreements, are still pending. Unresolved claims appear to be approximately $4 million; however, the Company has responded to the majority of the claims, continues to evaluate the claims, and expects that such claims will be ultimately resolved at no material cost to the Company.

NATURAL GAS SALES

    The following table shows gas throughput by customer class for GCNM and Gathering Company:

                                 GAS THROUGHPUT
                            (MILLIONS OF DECATHERMS)

                                                                          1994       1993       1992       1991       1990
                                                                        ---------  ---------  ---------  ---------  ---------
Residential...........................................................       27.1       28.0       27.1       26.2       25.2
Commercial............................................................        9.8       10.4       10.6       11.4       11.3
Industrial............................................................        0.8        0.9        0.7        0.8        1.3
Public authorities....................................................        2.5        2.5        4.2        4.9        5.3
Irrigation............................................................        1.3        1.3        1.1        1.4        1.8
Sales for resale......................................................        0.7        1.0        2.0        1.4        3.5
Unbilled..............................................................       (0.3)      (0.6)       0.6         --         --
Transportation*.......................................................       90.2       91.8       73.6       62.6       42.5
Spot market sale......................................................         --         --        0.9        1.6        8.1
                                                                        ---------  ---------  ---------  ---------        ---
                                                                            132.1      135.3      120.8      110.3       99.0
                                                                        ---------  ---------  ---------  ---------        ---
                                                                        ---------  ---------  ---------  ---------        ---

- ------------------------
* Customer-owned gas

    The following table shows gas revenues by customer class for GCNM, Gathering Company and Processing Company:

                                  GAS REVENUES
                             (THOUSANDS OF DOLLARS)

                                                     1994         1993         1992         1991         1990
                                                  -----------  -----------  -----------  -----------  -----------
Residential.....................................  $   149,439  $   149,796  $   125,313  $   137,436  $   137,633
Commercial......................................       42,725       44,575       37,222       46,676       49,575
Industrial......................................        2,905        3,369        2,063        2,754        4,993
Public authorities..............................        9,969        9,694       12,313       17,711       20,392
Irrigation......................................        4,061        4,418        2,713        4,495        5,934
Sales for resale................................        2,462        3,137        4,460        3,848        7,253
Unbilled........................................          267       (1,573)         716           --           --
Transportation*.................................       27,592       26,729       18,753       16,997       11,939
Liquids.........................................       16,090       18,724       26,427       30,500       39,086
Processing fees.................................       10,638        9,761        6,795        5,819        3,127
Spot market sales...............................           --           --        1,410        1,771       13,880
Other...........................................        3,362        2,457        4,974        9,062        8,292
                                                  -----------  -----------  -----------  -----------  -----------
                                                  $   269,510  $   271,087  $   243,159  $   277,069  $   302,104
                                                  -----------  -----------  -----------  -----------  -----------
                                                  -----------  -----------  -----------  -----------  -----------

- ------------------------
* Customer-owned gas

                              RATES AND REGULATION

    The Company is subject to the jurisdiction of the NMPUC with respect to its retail electric, gas and water rates, service, accounting, issuance of securities, construction of new generation and transmission facilities and other matters. The FERC has jurisdiction over rates and other matters related to wholesale electric sales.

JANUARY 12, 1994 STIPULATION

    On January 12, 1994, the Company and the NMPUC staff and primary intervenor groups entered into a stipulation. The Company filed the stipulation with the NMPUC, recommending that electric retail rates be reduced by $30 million. On November 28, 1994, the NMPUC issued a final order approving the stipulation as interpreted and provided by the order which was effective for bills rendered starting November 29, 1994. (See PART II, ITEM 7. -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- OVERVIEW -- SPECIFIC ACTIONS BY THE COMPANY".)

FPPCAC

RETAIL CUSTOMERS

    On December 22, 1993, the Company and primary intervenors entered into a stipulation, agreeing to eliminate the FPPCAC from the Company's retail billings, and set the base fuel cost (defined in the stipulation as fuel costs plus net purchased power costs less off-system sales revenues) as a component of the cost of service effective with the order in the Company's next general rate case.

    As part of the final order approving the January 12, 1994 stipulation, the Company's FPPCAC for its retail customers was eliminated. A base fuel cost was incorporated into the overall rates approved by the stipulation. Although the cost of fuel and the conditions in the off-system sales market could change either positively or negatively from the levels established, the Company currently does not believe that the elimination of the FPPCAC will have a material adverse impact on the Company's results of operation or financial condition.

FIRM-REQUIREMENTS WHOLESALE CUSTOMERS

    The Company's firm-requirements wholesale customers have a FPPCAC which has an approximate 30-day time lag in implementation of the FPPCAC for billing purposes. The Company's FPPCAC for its firm-requirement wholesale customers had been at variance with the filed FERC tariffs. As a result, the Company filed a petition with FERC on October 28, 1993 to request deviation from the filed FERC tariffs for the period of July 1985 through January 1993. The Company's filing indicated that the four firm-requirement wholesale customers benefitted during that time period relative to the energy costs they would have been billed under the application of the filed FERC tariffs. The four affected customers concur with the Company's position and have filed a certificate of concurrence with FERC. Discussions regarding the Company's filing with FERC staff have occurred, but at this time no formal response has been given to the Company. The Company has no indication of when a formal response will be received. However, the Company does not anticipate any material adverse impacts on the Company's financial condition or results of operations as a result of this issue.

FOSSIL-FUELED PLANT DECOMMISSIONING COSTS

    The Company's six owned or partially owned, in service and retired, fossil-fueled generating stations are expected to incur dismantling and reclamation costs as they are decommissioned. The Company's share of decommissioning costs for all of its fossil-fueled generating stations is projected to be approximately $134 million stated in 1994 dollars, including approximately $24.4 million (of which $10.2 million has already been expended) for Person, Prager and Santa Fe Stations which have been retired.

    In  June   1993,  the   Company  filed   for  recovery   of  all   estimated
decommissioning costs by factoring such costs into the Company's depreciation rate study filed with the NMPUC.

    As part of the final order approving the January 12, 1994 stipulation, the NMPUC approved the depreciation rates, except for those decommissioning costs related to the three retired generating units, and incorporated them into the determination of retail rates.

POSTRETIREMENT BENEFITS

    The Company adopted SFAS No. 106, EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS, effective January 1, 1993. SFAS No. 106 requires accrual of postretirement benefits during the years employees provide services. Prior to 1993, the costs of these benefits were expensed on a pay-as-you-go basis. In 1993, the NMPUC issued a final order in a case regarding an inquiry into SFAS No. 106. In its final order, the NMPUC adopted a policy which provides for accrual accounting for the postretirement benefit costs, funding requirements into an irrevocable trust and specific reporting for the benefit costs in future rate cases. The order also provides for specific waiver provisions with respect to the external trust funding requirements and a deferral of the benefit costs in excess of the pay-as-you-go basis. The Company received approval on November 28, 1994 for the recovery of the full accrual amount of SFAS No. 106 expense for its electric business unit. As of December 31, 1994, no benefit costs were deferred for the electric business unit. The Company filed supplemental information regarding the funding of postretirement benefits on February 24, 1995, which outlined the types of funding vehicles and the amounts funded for 1994 related to the electric business unit. The Company defers the benefit costs in excess of the pay-as-you-go basis for the gas business unit ($2.8 million deferred as of December 31, 1994) and will address the recovery of this amount as well as the full accrual amount of SFAS No. 106 expense related to the gas business unit in its next general rate case which will be filed in 1995.

CONSOLIDATION ISSUES

    Pursuant to a prior NMPUC order, the Company filed an application on December 21, 1993 for NMPUC approval to combine certain customer service functions of its gas and electric utility divisions in order to achieve cost savings and to improve service to customers. At the same time, the Company filed a separate request for a declaratory order from the NMPUC confirming that the Company's realignment of senior corporate officers' responsibilities during 1993 complies with a 1984 NMPUC order placing certain organizational restrictions on the operation of the gas and electric divisions. On February 7, 1994, the NMPUC consolidated the two proceedings.

    On January 17, 1995, the Company and the staff of the NMPUC entered into a stipulation regarding the consolidated cases. The stipulation provides for the approval of the consolidation of certain customer service functions of the gas and electric divisions, as proposed by the Company. The stipulation also provides for the dismissal of the declaratory order proceeding without a determination that the Company's 1993 or 1994 organizational structure was either in compliance or not in compliance with the 1984 NMPUC order. The basis for the dismissal of the Company's declaratory order petition is that the Company's post-January 1, 1995 organizational structure has rendered the case moot. The two intervenors in the consolidated cases, the City of Albuquerque and the New Mexico Industrial Energy Consumers, did not join in the stipulation, but filed statements of position supporting customer service consolidation and not agreeing to final determination of the compliance issues relating to the Company's organizational structure. The stipulation is subject to the approval of the NMPUC.

    A hearing on the approval of the stipulation was held before an NMPUC hearing examiner on January 24, 1995, and the matter is currently pending before the hearing examiner. A decision from the NMPUC is anticipated in the first half of 1995.

NATURAL GAS SUPPLY MATTERS

    On December 18, 1989, the NMPUC issued an order approving a stipulation relating to GCNM's need to reform its gas supply portfolio. This stipulation provides for the partial recovery of certain gas costs arising from reformation of gas purchase contracts and from claims by certain producers relating to take-or-pay obligations, contract pricing and other matters. The mechanism established by the order does not apply to any suits not settled or for which no initial judgement on the merits had been rendered by December 31, 1993. Under the order, GCNM bears 25% of producer take-or-pay costs (including such costs paid by GCNM to Gathering Company under their gas sale and gas gathering contract) for claims settled. GCNM will be permitted to recover from its sales and transportation customers the remaining 75% of take-or-pay costs over a period of years. The order allows GCNM to recover from its customers all take-or-pay costs assessed by interstate pipelines. The order also provides that GCNM may recover all costs (including costs paid by GCNM to Gathering Company under their natural gas sale and gathering contract) determined by the NMPUC to be prudently incurred or just and reasonable (on a case-by-case basis) as the result of the settlement or litigation of claims arising from certain intrastate natural gas purchase contracts that were the subject of the antitrust litigation that resulted in the Company's acquisition of GCNM from Southern Union in January 1985.

    On March 29, 1993, GCNM was ordered to submit testimony concerning the allocation of certain take-or-pay settlement amounts paid to Unicon Producing Company ("Unicon"), Pioneer Exploration Company, Oryx Energy Company and EPNG. On July 12, 1993, the NMPUC issued an order granting motions filed by GCNM, the NMPUC staff and the AG concerning gas contract settlements among GCNM, Gathering Company, Amoco, Conoco, Mobil Producing Texas and New Mexico, Texaco, Inc. and Texaco Production Inc. The order required GCNM to file testimony concerning the amounts paid in the settlements, the allocation of such amounts between take-or-pay and contract pricing issues, and the prudence of the settlements involving the contract pricing issues. On December 15, 1993, GCNM filed testimony. On September 13, 1994, GCNM entered into a negotiated settlement with the parties in the proceedings. With this settlement, all outstanding issues regarding recovery of payments GCNM made to settle gas take-or-pay contracts and pricing disputes have been resolved in accordance with the December 18, 1989 NMPUC order. On December 5, 1994, the NMPUC issued a final order approving the stipulation. Under the stipulation, GCNM is authorized to recover a total of $43.4 million of the approximately $48.6 million it sought to recover. As a result of the stipulation, GCNM wrote off approximately $2.9 million of additional amounts that will not be recovered.

OTHER NATURAL GAS MATTERS

    GCNM's retail gas rate schedules contain a PGAC which provides for timely recovery of the cost of gas purchased by GCNM for resale to its sales-service customers. On January 19, 1993, the NMPUC issued a final order which provided for the continuation of GCNM's PGAC substantially in its present form. The final order required GCNM to file its PGAC continuation filing by April 20, 1993 and specifically ordered GCNM to explain how its composite gas procurement strategy will be affected by the announced intention to sell all or major portions of Gathering Company's and Processing Company's assets. The case has been fully litigated and briefed. The principal unresolved issues in the case were whether gas supply reservation fees paid to certain gas suppliers are recoverable through the PGAC. The parties are awaiting a recommended decision from the hearing examiner. In this proceeding, GCNM agreed that recovery of costs paid to Gathering Company and Processing Company in excess of 1990/1991 levels would be deferred. Those amounts were considered in connection with the sale of substantially all of the assets of Gathering Company and Processing Company (see
PART II, ITEM 7. -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- OTHER ISSUES FACING THE COMPANY -- SALE OF GAS GATHERING AND PROCESSING ASSETS".)

                             ENVIRONMENTAL FACTORS

    The Company, in common with other electric and gas utilities, is subject to stringent regulations for protection of the environment by both state and Federal authorities. PVNGS is subject to the jurisdiction of the NRC, which has authority to issue permits and licenses and to regulate nuclear facilities in order to protect the health and safety of the public from radioactive hazards and to conduct environmental reviews pursuant to the National Environmental Policy Act. The Company believes that it is in compliance, in all material respects, with the environmental laws. The Company does not currently expect that material expenditures for environmental control facilities will be required in 1995 and 1996.

THE CLEAN AIR ACT

    The Clean Air Act amendments of 1990 (the "Act") impose stringent limits on emissions of sulfur dioxide and nitrogen oxides from fossil-fueled electric generating plants. The Act is intended to reduce air contamination from every sizeable source of air pollution in the nation. Electric utilities with fossil-fueled generating units will be affected particularly by the section of the Act which deals with acid rain. To be in compliance with the Act, many utilities will be faced with installing expensive sulfur dioxide removal equipment, securing low sulfur coal, buying sulfur dioxide emission allowances, or a combination of these. Due to the existing air pollution control equipment on the coal-fired SJGS and Four Corners, the Company believes that it will not be faced with any material capital expenditures in order to be in compliance with the acid rain provision of the Act. SJGS and Four Corners have installed flow monitoring equipment and have completed certification testing of their continuous emission monitoring equipment. Certification testing data was submitted to the EPA on January 30, 1995, as required. Certification of the monitoring systems by the EPA is expected. Under other provisions of the Act, the Company will be required to obtain operating permits for its coal- and gas-fired generating units and to pay annual fees associated with the operating permit program. The New Mexico operating permit program was approved by the EPA in November 1994. Operating permit applications are due to the state in 1995.

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

TOXIC SUBSTANCES CONTROL ACT ("TSCA")

    In December 1993, the EPA issued two enforcement notices and proposed penalty assessments against GCNM and Processing Company for alleged failure to file the 1990 inventory update reports ("IUR") on GCNM's and Processing Company's natural gas processing operations. The EPA proposed assessing penalties against GCNM in the amount of $42,000 and against Processing Company in the amount of $72,000. GCNM and Processing Company responded to the EPA's notice of enforcement and, consistent with the industry's position, contested the EPA's interpretation of the regulations requiring IUR for the natural gas processing industry. The EPA entered into a settlement agreement with the Gas Processors Association regarding the application of the IUR regulations to the industry. Subsequently, on February 6, 1995, the EPA, GCNM and Processing Company entered into a settlement agreement whereby amended 1990 IURs will be filed by GCNM and Processing Company; GCNM will pay a fine of $4,000 and Processing Company will pay a fine of $12,000. This settlement constitutes final resolution of this matter.

DEPARTMENT OF ENERGY ("DOE") GAS LINE REPLACEMENT

    GCNM is a contractor to the DOE for the replacement of a natural gas line for which GCNM subcontracted the construction work. Work on the line commenced prior to filing a Notice of Intent ("NOI") for coverage under the Storm Water General Permit for construction activities with the EPA. The EPA issued a "Show Cause" letter for this violation. Following GCNM's timely response to the "Show Cause" letter, the EPA and GCNM entered into a Consent Order in connection with the violation, with an agreed penalty of $3,000. In addition, the NMED, responding to complaints regarding dust and sediment generation, and upon discovery that the requisite NOI and Storm Water Pollution Prevention Plan ("SWPPP") had not been prepared, requested GCNM to prepare a corrective action plan to implement a SWPPP and mitigate existing stream channel discharges. GCNM responded on a timely basis to the NMED's request. GCNM has been advised that, at this time, the NMED does not intend to take any further enforcement actions. The Company is unable to predict the ultimate outcome of any enforcement actions, but believes that any enforcement actions would not have a material impact on the Company's results of operations or financial condition.

    For other environmental issues facing the Company, see PART II, ITEM 7. -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- OTHER ISSUES FACING THE COMPANY -- ENVIRONMENTAL ISSUES -- Gas Operations" and -- "ENVIRONMENTAL ISSUES -- Electric Operations".

ITEM 2.  PROPERTIES

    Substantially all of the Company's utility plant is mortgaged to secure its first mortgage bonds.

                                    ELECTRIC

    The Company's electric generating stations in commercial service as of December 31, 1994, were as follows:

                                                                                            TOTAL NET
                                                                                           GENERATION
TYPE                                     NAME                      LOCATION               CAPACITY (MW)
- -------------------------------  ---------------------  -------------------------------  ---------------
Nuclear........................  PVNGS (a)              Wintersburg, Arizona                      390
Coal...........................  SJGS (b)               Waterflow, New Mexico                     750
Coal...........................  Four Corners (c)       Fruitland, New Mexico                     192
Gas/Oil........................  Reeves                 Albuquerque, New Mexico                   154
Gas/Oil........................  Las Vegas              Las Vegas, New Mexico                      20
                                                                                                -----
                                                                                                1,506
                                                                                                -----
                                                                                                -----

- ------------------------

(a) The Company is entitled to 10.2% of the power and energy generated by PVNGS. The Company has a 10.2% ownership interest in Unit 3 and has leasehold interests in Units 1 and 2.

(b) SJGS Units 1, 2 and 3 are 50% owned by the Company; SJGS Unit 4 is 38.457% owned by the Company.

(c)  Four Corners Units 4 and 5 are 13% owned by the Company.

FOSSIL-FUELED PLANTS

    SJGS is located in northwestern New Mexico, and consists of four units operated by the Company. Units 1, 2, 3 and 4 at SJGS have net rated capacities of 316 MW, 312 MW, 488 MW and 498 MW, respectively. SJGS Units 1 and 2 are owned on a 50% shared basis with Tucson. Unit 3 is owned 50% by the Company, 41.8% by SCPPA and 8.2% by Century. Century has agreed to sell its remaining 8.2% interest to Tri-State Generation and Transmission Association, Inc. Unit 4 is owned 38.457% by the Company, 8.475% by Farmington, 28.8% by M-S-R, 7.2% by Los Alamos, 10.04% by Anaheim and 7.028% by UAMPS. The Company's net aggregate ownership in SJGS is 750 MW. In connection with the Company's sale to M-S-R in December 1983 of a 28.8% interest in SJGS Unit 4, the Company agreed to purchase under certain conditions 73.53% (105 MW) of M-S-R's capacity through April 30, 1995, an amount which may be reduced by M-S-R under certain conditions. The Company also agreed to market the energy associated with the remaining 26.47% portion of M-S-R's capacity through April 30, 1995. This marketing arrangement may be terminated by M-S-R at any time upon 30 days notice.

    The Company also owns 192 MW of net rated capacity derived from its 13% interest in Units 4 and 5 of Four Corners located in northwestern New Mexico on land leased from the Navajo Nation and adjacent to available coal deposits. Units 4 and 5 at Four Corners are jointly owned with SCE, APS, Salt River Project, Tucson and El Paso and are operated by APS.

    The Company owns 154 MW of generation capacity at Reeves Station in Albuquerque, New Mexico, and 20 MW of generation capacity at Las Vegas Station in Las Vegas, New Mexico. These stations are used primarily for peaking and transmission support.

NUCLEAR PLANT

THE COMPANY'S INTEREST IN PVNGS

    The Company is participating in the three 1,270 MW units of PVNGS, also known as the Arizona Nuclear Power Project, with APS (the operating agent), Salt River Project, El Paso, SCE, SCPPA and The Department of Water and Power of the City of Los Angeles. The Company has a 10.2% undivided interest in PVNGS, with its interests in Units 1 and 2 held under leases. In September 1992, the Company purchased approximately 22% of the beneficial interests in the PVNGS Units 1 and 2 leases for approximately $17.5 million. The Company's ownership and leasehold interests in PVNGS amount to 130 MW per unit, or a total of 390 MW. PVNGS Units 1, 2 and 3 were declared in commercial service by the Company in January 1986, September 1986 and January 1988, respectively. Commercial operation of PVNGS requires full power operating licenses which were granted by the NRC. Maintenance of these licenses is subject to NRC regulation.

STEAM GENERATOR TUBES

    For information concerning steam generator tubes, see PART II, ITEM 7. -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- OTHER ISSUES FACING THE COMPANY -- PVNGS -- STEAM GENERATOR TUBES".

SALE AND LEASEBACK TRANSACTIONS OF PVNGS UNITS 1 AND 2

    In eleven transactions consummated in 1985 and 1986, the Company sold and leased back its entire 10.2% interest in PVNGS Units 1 and 2, together with portions of the Company's undivided interest in certain PVNGS common facilities. In each transaction, the Company sold interests to an owner trustee under an owner trust agreement with an institutional equity investor. The owner trustees, as lessors, leased the interests to the Company under lease agreements having initial terms expiring January 15, 2015 (with respect to the Unit 1 leases) or January 15, 2016 (with respect to the Unit 2 leases). Each lease provides an option to the Company to extend the term of the lease as well as a repurchase option. The lease expense for the Company's PVNGS leases is approximately $66.3 million per year. Throughout the terms of the leases, the Company continues to have full and exclusive authority and responsibility to exercise and perform all of the rights and duties of a participant in PVNGS under the Arizona Nuclear Power Project Participation Agreement and retains the exclusive right to sell and dispose of its 10.2% share of the power and energy generated by PVNGS Units 1 and 2. The Company also retains responsibility for payment of its share of all taxes, insurance premiums, operating and maintenance costs, costs related to capital improvements and decommissioning and all other similar costs and expenses associated with the leased facilities. On September 2, 1992, the Company purchased approximately 22% of the beneficial interests in the PVNGS Units 1 and 2 leases for $17.5 million. For accounting purposes, this transaction was recorded as a purchase with the Company recording approximately $158.3 million as utility plant and $140.8 million as long-term debt on the Company's consolidated balance sheet. In connection with the January 12, 1994 stipulation, the Company wrote down the purchased beneficial interests in PVNGS Units 1 and 2 leases to $46.7 million. The purchase is expected to provide the Company with (1) the residual value of a certain portion of the PVNGS Units at no cost, (2) reduced exposure to indemnification provisions in the lease agreements and (3) added flexibility to cause the retirement of the underlying lease obligation bonds ("LOBs"). (See also notes 7 and 9 of the notes to consolidated financial statements.) On January 3, 1995, the NMPUC approved the Company's request for authority to retire up to approximately $134 million of PVNGS LOBs. (See PART II, ITEM 7. -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- LIQUIDITY AND CAPITAL RESOURCES
- -- Financing Capability and Dividend Restrictions".)

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

PVNGS DECOMMISSIONING FUNDING

    For information concerning PVNGS decommissioning funding, see PART II,  ITEM
7. -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- OTHER ISSUES FACING THE COMPANY -- PVNGS DECOMMISSIONING FUNDING".

PVNGS LIABILITY AND INSURANCE MATTERS

    The PVNGS participants have insurance for public liability payments resulting from nuclear energy hazards to the full limit of liability under Federal law. This potential liability is covered by primary liability insurance provided by commercial insurance carriers in the amount of $200 million and the balance by an industry-wide retrospective assessment program. The maximum assessment per reactor under the retrospective rating program for each nuclear incident occurring at any nuclear power plant in the United States is approximately $79.3 million, subject to an annual limit of $10 million per incident. Based upon the Company's 10.2% interest in the three PVNGS units, the Company's maximum potential assessment per incident is approximately $24.3 million, with an annual payment limitation of $3 million. The insureds under this liability insurance include the PVNGS participants and "any other person or organization with respect to his legal responsibility for damage caused by the nuclear energy hazard". The PVNGS participants maintain "all-risk" (including nuclear hazards) insurance for nuclear property damage to, and decontamination of, property at PVNGS in the aggregate amount of approximately $2.8 billion as of January 1, 1995, a substantial portion of which must be applied to stabilization and decontamination. The Company has also secured insurance against a portion of the increased cost of generation or purchased power resulting from certain accidental outages of any of the three PVNGS units if the outage exceeds 21 weeks.

OTHER ELECTRIC PROPERTIES

    Four Corners and a portion of the facilities adjacent to SJGS are located on land held under easements from the United States and also under leases from the Navajo Nation, the enforcement of which leases might require Congressional consent. The risk with respect to the enforcement of these easements and leases is not deemed by the Company to be material. However, the Company is dependent in some measure upon the willingness and ability of the Navajo Nation to protect these properties. (See PART II, ITEM 7. -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- OTHER ISSUES FACING THE COMPANY -- TRANSMISSION ISSUES -- TRANSMISSION RIGHT-OF-WAY".)

    As of December 31, 1994, the Company owned, jointly owned or leased 2,781 circuit miles of electric transmission lines, 5,254 miles of distribution overhead lines, 2,982 cable miles of underground distribution lines (excluding street lighting) and 223 substations.

    On May 1, 1984, the Company's board of directors approved plans to proceed with OLE, which involves construction of a 345 Kv transmission line connecting the existing Ojo 345 Kv line to the existing Norton Station. For discussion of issues relating to OLE, see PART II, ITEM 7. -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- OTHER ISSUES FACING THE COMPANY -- TRANSMISSION ISSUES -- OLE TRANSMISSION PROJECT".

                                  NATURAL GAS

    The property owned by GCNM, as of December 31, 1994, consisted primarily of natural gas gathering, storage, transmission and distribution systems. The gathering systems consisted of approximately 1,178 miles (approximately 355 miles of which are leased to Gathering Company) of pipe with compression and treatment facilities. Provisions for storage made by GCNM include ownership and operation of an underground storage facility located near Albuquerque and an agreement with owners of a unitized oil field located near Artesia, New Mexico, in which GCNM has injection and redelivery rights. The transmission systems consisted of approximately 1,355 miles of pipe with appurtenant compression facilities. The distribution systems consisted of approximately 9,551 miles of pipe.

    GCNM leases approximately 128 miles of transmission pipe from the DOE for transportation of natural gas to Los Alamos and to certain other communities in northern New Mexico. The lease can be terminated by either party on 30 days written notice, although the Company has the right to use the facility for two years after termination. The Company understands that the DOE is considering issuing a request for proposals to purchase such transmission facility.

    The property of Gathering Company includes approximately 553 miles of gathering pipe with appurtenant compression facilities.

    Processing Company owns facilities located in northwestern New Mexico having an aggregate design capacity for processing of natural gas of approximately 300,000 mcf per day.

    The Company, Gathering Company and Processing Company have entered into an agreement to sell substantially all of their natural gas gathering and processing assets. Such sale is pending NMPUC approval. (See PART II, ITEM 7.
- --"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- OTHER ISSUES FACING THE COMPANY -- SALE OF GAS GATHERING AND PROCESSING ASSETS".)

                                     WATER

    The Company's water property consists of wells, water rights, pumping and treatment plants, storage reservoirs and transmission and distribution mains. The Company has reached agreement with the City of Santa Fe for the sale of its water utility division. Such sale is pending NMPUC approval. (See PART II, ITEM
7. --"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION -- OTHER ISSUES FACING THE COMPANY -- SALE OF SDCW".)

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

                          SAN JUAN RIVER ADJUDICATION

    In 1975, the State of New Mexico filed an action entitled State of New Mexico v. United States, et al., in the District Court of San Juan County, New Mexico, to adjudicate all water rights in the "San Juan River Stream System". The Company was made a defendant in the litigation in 1976. The action was expected to adjudicate water rights used at the Four Corners plant, at SJGS and at Santa Fe. (See ITEM 1. "BUSINESS -- ELECTRIC OPERATIONS -- Fuel and Water Supply".) The Company cannot at this time anticipate the effect, if any, of any water rights adjudication on the present arrangements for water at SJGS and Four Corners, nor can it determine what effect the action will have on water for Santa Fe. It is the Company's understanding that final resolution of the case cannot be expected for several years.

                              PVNGS PROPERTY TAXES

    On June 29, 1990, an Arizona state tax law was enacted, effective as of December 31, 1989, which adversely impacted the Company's earnings in the 1990, 1991, 1992, 1993 and 1994 tax years by approximately $5 million per year, before income taxes and capitalized and deferred costs. On December 20, 1990, the PVNGS participants, including the Company, filed a lawsuit in the Arizona Tax Court, a division of the Maricopa County Superior Court, against the Arizona Department of Revenue, the Treasurer of the State of Arizona, and various Arizona counties, claiming, among other things, that portions of the new tax law are unconstitutional. In December 1992, the court granted summary judgment to the taxing authorities, holding that the law is constitutional. The PVNGS participants appealed this decision to the Arizona Court of Appeals. The Company cannot currently predict the ultimate outcome of this matter.

                               OTHER PROCEEDINGS

RESOLUTION TRUST CORPORATION ("RTC") LITIGATION

    On March 31, 1993, certain individuals ("the New Mexico Plaintiffs"), formerly affiliated with BCD, whose general partners include Meadows, filed suit ("the New Mexico suit") in the United States District Court for the District of New Mexico against numerous parties, including the Company, current and former employees of the Company or Meadows, and MCB Financial Group, Inc., a Delaware corporation ("MCB"), 50% of which stock is owned by Meadows. The New Mexico Plaintiffs have not requested any monetary relief against the Company or certain current and former employees of the Company and Meadows but have joined those parties in connection with insurance coverage and bad faith insurance practices alleged against the insurance company which had issued a directors and officers liability policy to various entities, including MCB and BCD. The insurance allegations are made in connection with claims which were then threatened by the RTC, as receiver for Western Savings & Loan Association ("Western"), against the Company and others. The New Mexico Plaintiffs also sued the RTC for a declaration that they are not liable for any claims asserted by the RTC involving Western and BCD. The Company and the current and former employees of the Company or Meadows counterclaimed against the New Mexico Plaintiffs and cross-claimed against the insurance company and the RTC in connection with insurance coverage and bad faith insurance practices. In addition, the Company and the current and former employees of the Company or Meadows cross-claimed against the RTC, seeking a declaration of non-liability.

    The RTC moved to transfer the case to the United States District Court for the District of Arizona. On February 7, 1994, an order was entered transferring the case in its entirety. Prior to the transfer, however, the New Mexico magistrate judge issued a proposed order which, if accepted by the district judge, would require the parties to enter into mediation of all the claims. The parties to the New Mexico suit have reached agreement on a dismissal without prejudice of the claims remaining in that suit, and the Company expects that suit will be dismissed in the near future. Under the terms of the proposed order of dismissal, a motion for sanctions filed against the RTC by the Company and other parties to the suit (which asserts that RTC engaged in bad faith settlement negotiations) will remain pending before the Arizona court.

    On April 16, 1993, the Company and certain current and former employees of the Company or Meadows were named as defendants in an action filed in the United States District Court for the District of Arizona by the RTC, as receiver for Western. Three of the individuals sued by the RTC have indemnity agreements with the Company. The claims relate to alleged actions of the Company's or Meadows' employees in 1987 in connection with a loan procured by BCD, whose general partners include Meadows, from Western and the purchase by that partnership of property owned by Western. The RTC apparently claims that the Company's liability stems from the actions of a former employee who allegedly acted on behalf of the Company for the Company's benefit. The RTC is claiming in excess of $40 million in actual damages from the BCD/Western transactions and is also claiming damages substantially exceeding that amount on Arizona racketeering, civil conspiracy and aiding and abetting theories. These allegations involve claims against the Company for damages to Western caused by other defendants and from other transactions to which BCD was not a party. The Company is sued only on the Arizona racketeering claims. The RTC claims that damages under the Arizona racketeering statute would be trebled under applicable Arizona law. The prevailing parties on the Arizona racketeering claims could seek their fees and costs from the parties who do not prevail.

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

    The Company and the current and former employees of the Company or Meadows sued by the RTC continue to have settlement negotiations with the RTC, but, to date, those efforts have not been fruitful.

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

ARCHAEOLOGICAL RESOURCES PROTECTION ACT

    In June 1994, a Company line crew used a bulldozer to blade an access road to electric transmission towers on U.S. Forest Service land. The Company became aware after the blading commenced that it did not have permission from the U.S. Forest Service, as well as other necessary permits. The Company immediately informed the U.S. Forest Service of the incident. The blading disturbed three archaeological sites, as well as trees and the surface in the general area.

    The U.S. Forest Service conducted an investigation into the incident. The Company cooperated fully with the U.S. Forest Service in that regard, including taking appropriate actions to ensure that natural forces do not cause additional damage to the archaeological resources and the general area.

    The incident may subject the Company and its employees to civil liability under the Federal Archaeological Resources Protection Act of 1979 ("ARPA"), as well as other applicable statutes. The office of the U.S. Attorney has determined not to pursue a criminal complaint against the Company or its employees and has referred the matter to its civil division. The likelihood and type of any citations or civil penalties that may be pursued by the U.S. Attorney or the U.S. Forest Service are not known at this time.

    Maximum civil penalties for first violations under ARPA are the full cost of restoration and repair of the archaeological site plus either the archaeological value or the commercial value of the archaeological resources destroyed. An archaeological consultant, agreed upon by the Company and the U.S. Forest Service, has prepared an archaeological site damage assessment at a cost to the Company of approximately $14,000. The consultant estimated that the damage, based on archaeological value, is approximately $32,500, and that the cost of restoration and repairs is approximately $24,000. The archaeological consultant felt that commercial valuation of the archaeological resources was not applicable to the incident. The Company estimates that the cost of restoring the general surrounding area will be approximately $150,000. Although the Company is unable to predict the ultimate outcome of any proceedings in this case, the Company does not expect that the ultimate resolution will have a material adverse effect on the Company's financial condition or results of operations.

    See PART II, ITEM 7. -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- OTHER ISSUES FACING THE COMPANY -- ENVIRONMENTAL ISSUES" for a discussion of certain other environmental matters.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF THE COMPANY

    Executive officers, their ages, offices held with the Company in the past five years and initial effective dates thereof, were as follows on December 31, 1994:

           NAME                AGE                             OFFICE                           INITIAL EFFECTIVE DATE
- --------------------------     ---     -------------------------------------------------------  ----------------------
B. F. Montoya.............         59  President and Chief Executive Officer                            August 1, 1993
M. P. Bourque.............         47  Senior Vice President, Energy Services                         December 6, 1994
                                       Senior Vice President, Marketing and Customer Services         December 7, 1993
                                       Senior Vice President, Marketing and Energy Management            March 2, 1993
                                       Senior Vice President, Gas Management Services                    June 19, 1990
                                       Vice President, Gas Supply, Gas Company of New Mexico             March 2, 1987
                                        Division
R. J. Flynn...............         52  Senior Vice President, Electric Services                       December 1, 1994
J. L. Godwin*.............         51  Senior Vice President, Power Supply Resource                   December 7, 1993
                                       Vice President, Electric Supply Sourcing                          March 2, 1993
                                       Senior Vice President, Wholesale Marketing and Power           January 29, 1991
                                        Supply
                                       Vice President, Electric Operations Group, Electric and       September 1, 1988
                                        Water Operations
M. H. Maerki..............         54  Senior Vice President and Chief Financial Officer              December 7, 1993
                                       Senior Vice President, Administration and Chief                   March 2, 1993
                                        Financial Officer
                                       Senior Vice President and Chief Financial Officer                  June 1, 1988
P. T. Ortiz...............         44  Senior Vice President, General Counsel and Secretary           December 6, 1994
                                       Senior Vice President, Regulatory Policy, General              December 7, 1993
                                        Counsel and Secretary
                                       Senior Vice President, Public Policy and General                  March 2, 1993
                                        Counsel and Secretary
                                       Senior Vice President, General Counsel and Corporate           February 4, 1992
                                        Secretary
                                       Senior Vice President and General Counsel                      October 14, 1991
W. J. Real................         46  Senior Vice President, Gas Services                            December 6, 1994
                                       Senior Vice President, Utility Operations                      December 7, 1993
                                       Senior Vice President, Customer Service and Operations            March 2, 1993
                                       Executive Vice President, Gas Operations                          June 19, 1990
                                       Vice President, Operations Gas Operations Regional Vice       September 1, 1988
                                        President, Central Gas Operations

           NAME                AGE                             OFFICE                           INITIAL EFFECTIVE DATE
- --------------------------     ---     -------------------------------------------------------  ----------------------
J. E. Sterba..............         39  Senior Vice President, Bulk Power Services                     December 6, 1994
                                       Senior Vice President, Corporate Development                   December 7, 1993
                                       Senior Vice President, Asset Restructuring                        April 6, 1993
                                       Senior Vice President, Retail Electric and Water               January 29, 1991
                                        Services
                                       Senior Vice President, Business Development Group,            September 1, 1988
                                        Electric and Water Operations
M. D. Christensen.........         46  Vice President, Public Affairs                                 December 7, 1993
                                       Vice President, Communications                                    July 22, 1991
E. A. Kraft...............         46  Vice President, Customer Services                              December 6, 1994
                                       Vice President, Electric Customer Services, Rio Grande            March 3, 1993
                                       Vice President, Central Rio Grande Customer Service           February 19, 1991
                                       Vice President, Customer Services Group, Electric and         September 1, 1988
                                        Water Operations
J. A. Zanotti.............         54  Vice President, Human Resources                                   March 2, 1993
                                       Senior Vice President, Human Resources and                        July 26, 1990
                                        Communications
                                       Vice President, Human Resources and Staff Services, Gas       September 1, 1988
                                        Company of New Mexico Division

- ------------------------
* J. L. Godwin resigned as an executive officer of the Company effective October 28, 1994.

    All officers are elected annually by the board of directors of the Company.

    All of the above executive officers have been employed by the Company and/or its subsidiaries for more than five years in executive or management positions, with the exception of P. T. Ortiz, M. D. Christensen, B. F. Montoya and R. J. Flynn. Prior to employment with the Company, P. T. Ortiz was employed by U S WEST Communications during the period of January 1988 to October 1991 as Chief Counsel -- New Mexico. The principal business of U S WEST Communications is telecommunications. Prior to employment with the Company, M. D. Christensen was employed with Southern California Gas. During the period 1990 through 1991, M.
D. Christensen was Vice President of Planning and for the period 1987 through 1990, M. D. Christensen was Vice President of Public Affairs. Prior to employment with the Company, B. F. Montoya was employed with Pacific Gas and Electric Company ("PG&E") since 1989. In 1991, he was promoted to Senior Vice President and General Manager of the Gas Supply Business Unit of PG&E. Prior to his employment with PG&E, B. F. Montoya spent 31 years in the Civil Engineer Corps of the U.S. Navy, performing a wide range of management and utility-related assignments. B. F. Montoya achieved the rank of Rear Admiral when he became Commander, Naval Facilities Engineering Command and Chief of Civil Engineers. R. J. Flynn has a 30-year history in the utility industry working with PG&E. Since 1989, R. J. Flynn held the position of Regional Vice President, responsible for all gas and electric utility operations in the San Joaquin Valley. Prior to 1989, R. J. Flynn held the positions of Division Manager of Customer Service, Marketing, Engineering, Construction and Public Relations; Regional Electric Manager; Division Electric Superintendent; Assistant Superintendent; Senior Substation Engineer and Substation Engineer.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

    The  Company's common stock is traded on the New York Stock Exchange. Ranges
of  sales  prices  of  the   Company's  common  stock,  reported  as   composite
transactions (Symbol: PNM) for 1994 and 1993, by quarters, are as follows:

                                                                                           RANGE OF SALES PRICES
                                                                                           ----------------------
QUARTER ENDED                                                                                 HIGH        LOW
- -----------------------------------------------------------------------------------------    -----       -----
1994:
  December 31............................................................................         131/2        115/8
  September 30...........................................................................         125/8        111/4
  June 30................................................................................         133/8        113/8
  March 31...............................................................................         135/8        11
    Fiscal Year..........................................................................         135/8        11
1993:
  December 31............................................................................         111/2         91/2
  September 30...........................................................................         137/8        105/8
  June 30................................................................................         133/4        115/8
  March 31...............................................................................         125/8         97/8
    Fiscal Year..........................................................................         137/8         91/2

    On January 31, 1995, there were 21,966 holders of record of the Company's common stock.

CUMULATIVE PREFERRED STOCK

    While isolated sales of the Company's cumulative preferred stock have occurred in the past, the Company is not aware of any active trading market for its cumulative preferred stock. Quarterly cash dividends were paid on each series of the Company's cumulative preferred stock at their stated rates during 1994 and 1993.

    For a discussion of dividend restrictions on the Company's common and preferred stock, see note 3 of notes to consolidated financial statements and
ITEM 7. -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- LIQUIDITY AND CAPITAL RESOURCES -- Financing Capability and Dividend Restrictions".

ITEM 6.  SELECTED FINANCIAL DATA

                                              1994            1993            1992           1991            1990
                                          -------------  ---------------  -------------  -------------  --------------
                                                       (IN THOUSANDS EXCEPT PER SHARE AMOUNTS AND RATIOS)
Total Operating Revenues*...............  $    904,711   $    873,878     $    851,953   $    857,168   $    881,183
Net Earnings (Loss).....................  $     80,318   $    (61,486)**  $   (104,255)+ $     22,960   $        442
Earnings (Loss) per Common Share........  $       1.77   $      (1.64)**  $      (2.67)+ $       0.32   $      (0.23)
Total Assets............................  $  2,203,265   $  2,212,189     $  2,375,582   $  2,344,332   $  2,313,709
Preferred Stock with Mandatory
 Redemption Requirements................  $     17,975   $     24,386     $     25,700   $     26,982   $     45,581
Long-Term Debt, less Current
 Maturities.............................  $    752,063   $    957,622     $    911,252   $    786,279   $    790,126
Common Stock Data:
  Market price per common share at year
   end..................................  $      13.00   $      11.25     $     12.375   $       9.75   $      8.375
  Book value per common share at year
   end..................................  $      15.11   $      13.29     $      15.00   $      17.69   $      17.36
  Average number of common shares
   outstanding..........................        41,774         41,774           41,774         41,774         41,774
Return on Average Common Equity.........          12.4%         (10.7)%          (15.0)%          1.8%          (1.3)%
Capitalization:
  Common stock equity...................          43.2%          34.8%            38.6%          45.8%          44.8%
  Preferred stock:
    Without mandatory redemption
     requirements.......................           4.1            3.7              3.6            3.7            3.6
    With mandatory redemption
     requirements.......................           1.2            1.5              1.6            1.7            2.8
  Long-term debt, less current
   maturities...........................          51.5           60.0             56.2           48.8           48.8
                                          -------------  ---------------  -------------  -------------  --------------
                                                 100.0%         100.0%           100.0%         100.0%         100.0%
                                          -------------  ---------------  -------------  -------------  --------------
                                          -------------  ---------------  -------------  -------------  --------------

- --------------------------
*    The Company changed its method of accounting for unbilled revenues in 1992.

** Includes the write-down of the 22% beneficial interests in the PVNGS Units 1 and 2 leases purchased by the Company, the write-off of certain regulatory assets and other deferred costs and the write-off of certain PVNGS Units 1 and 2 common costs, aggregating $108.2 million, net of taxes ($2.59 per share).

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

                                    OVERVIEW

COMPETITIVE ELECTRIC MARKET

    The electric utility industry, as did the gas industry a decade ago, is currently undergoing major changes to meet a changing marketplace. Changes are occurring in response to actions by both Federal and state governments without an overarching plan to make all of the pieces and policies fit together and without a single government agency having the authority to impose one. At the Federal level, the passage of the National Energy Policy Act of 1992 (the "Energy Act") is causing the evolution of a traditional rate regulated industry into a competitive market environment. The Energy Act is intended to promote competition among utility and non-utility generators in the wholesale electric generation market. The Energy Act, coupled with increasing customer demands for lower-priced electricity, has accelerated industry restructuring and has intensified interest in increased competition at the retail level. In response to the Energy Act, FERC has released notices of proposed rulemakings which include topics such as transmission access and pricing, stranded investment, and regional pooling. Such proposed rulemakings would affect the electric utility industry generally. The Company is unable to predict the outcome of these proposals. In addition, initiatives at the state level in New Mexico relating to retail wheeling continue to receive attention (see "RETAIL WHEELING -- NEW MEXICO").

SPECIFIC ACTIONS BY THE COMPANY

    On January 11, 1993, the Company announced specific actions determined to be necessary in order to accelerate the Company's preparation for the new challenges in the competitive electric energy market. As part of this announcement, the Company stated its intention to attempt to sell PVNGS Unit 3. As a result, the Company recorded a $126.2 million after-tax charge to 1992 earnings related to the write-down of PVNGS Unit 3 and the provision for loss associated with the M-S-R power purchase contract based on the estimated net realizable value of these resources.

    On January 12, 1994, the Company and the NMPUC staff and primary intervenor groups entered into a rate reduction stipulation. The Company filed the stipulation with the NMPUC, recommending that electric retail rates be reduced by $30 million. This reduction was accomplished primarily through the write-down of the 22% beneficial interests in the PVNGS Units 1 and 2 leases purchased by the Company, the write-off of certain regulatory assets and other deferred costs, the write-off of certain PVNGS Units 1 and 2 common costs and the Company's previously announced cost reduction efforts. In conjunction with the stipulation, the Company charged approximately $108.2 million, after-tax, to the 1993 results of operations.

    On November 28, 1994, the NMPUC issued a final order approving the stipulation as interpreted and provided by the order which was effective for bills rendered starting November 29, 1994.

    As recommended in the stipulation, the Company's interests in PVNGS Units 1 and 2 are now confirmed in this NMPUC order as "used and useful" for the rate making purposes of the stipulation and the finding remains in force until the stipulation is superseded or otherwise terminated. The order confirms that the status of PVNGS Units 1 and 2 is no different from that of other used and useful assets. Any costs incurred for these units as of January 12, 1994, will be fully recoverable in the Company's jurisdictional rates consistent with the terms and conditions of the NMPUC order and the stipulation, and subject to assurance that all such costs have been accounted for accurately.

    In approving the stipulation, the NMPUC reconfirmed its authority over the Company and its authority to issue orders in the public interest, finding nothing in the stipulation to supersede that authority. Pursuant to the stipulation, the signatories do not intend to file or cause the filing of a general rate case before January 1, 1998, in the absence of a significant restructuring of rate base or unforeseen circumstances occasioning a significant change in the Company's costs. As a result of the order, the Company believes that the rates agreed upon in the stipulation will be adequate to recover the cost of its New Mexico jurisdictional services going forward and further believes that the Company will be in a better position to compete in a competitive electric market environment.

UNCERTAINTIES

    The Company believes that the stipulation has improved its competitive position in the electric market, but recognizes that low cost producers may have an advantage if the regulatory framework changes significantly towards retail wheeling concepts. The Company's generating costs are currently above those of some neighboring utilities due primarily to the expensive nuclear generation.

    The future structure of the industry, the form and timing of competition and the method of regulation in a competitive environment remain uncertain. In the transition to a more competitive market environment from a traditional rate regulated environment, the value of a utility's assets could be affected significantly. If the cost of operating a utility's existing assets is above market prices, the utility may be unable to recover all of its costs without adequate treatment for stranded assets. In the Company's situation, if included generation costs currently being recovered in retail rates were to be based on a competitive market price which is lower than its current costs, the value of the Company's PVNGS Units 1 and 2 investment could be economically impaired.

STRATEGIC PLAN

    In order to mitigate the exposures associated with a competitive electric market and transition into this changing environment, the Company, in addition to the January 11, 1993 announcement and other actions discussed above, has set the following strategic plan: (1) secure financial flexibility by retiring debt,
(2)  restructure the Company's  expensive generating assets  and nuclear leases,
(3) control operating and maintenance costs, and (4) develop new business opportunities in the energy related area. It should be noted, however, that the Company's ability to restructure its generating assets and nuclear leases is limited. In addition, the Company's ability to develop new business opportunities will be subject to state laws, rules and regulations.

    As part of this plan, the Company has internally restructured its operations into four separate business units, each targeted at a specific segment of its customer base. The new structure is intended to make the Company more customer oriented and responsive to the changing competitive environment. The four units
- -- Electric Services, Gas Services, Bulk Power Services and Energy Services -- will be evaluated continuously for their contribution to building shareholder value.

                        LIQUIDITY AND CAPITAL RESOURCES

    The Company's ability to generate sufficient amounts of cash to meet its operating and capital cash requirements ("liquidity") is a function of the rates it is allowed to charge and its ability to access the credit markets. The recent NMPUC order relating to the retail electric rate reduction and potential longer-term effects of a more competitive energy market are expected to negatively affect the Company's liquidity. However, the Company believes that anticipated sales of assets and cost reduction efforts will minimize the Company's need for external capital resources. The Company currently expects that cash generated from internal sources will be sufficient to meet the capital requirements during the 1995 through 1999 period. However, to cover differences in the amounts and timing of cash generation and cash requirements, the Company intends to utilize short-term borrowings under its liquidity arrangements.

CAPITAL REQUIREMENTS

    Total capital requirements include construction expenditures as well as other major capital requirements, including retirements of long-term debt, preferred stock and long-term debt sinking funds and preferred stock dividend requirements. The main focus of the construction program is upgrading generating systems, upgrading and expanding the electric and gas transmission and distribution systems, and purchasing nuclear fuel. Total capital requirements for 1994 and projections for 1995-1999 are shown below:

                                                         1994       1995       1996       1997       1998       1999
                                                       ---------  ---------  ---------  ---------  ---------  ---------
                                                                                (IN MILLIONS)
CONSTRUCTION EXPENDITURES:
  Generation/Environmental/Production................  $      19  $      19  $      23  $      16  $      30  $      45
  Distribution.......................................         51         42         35         36         35         36
  Transmission.......................................         26         22         43*        15         20         24
  Nuclear Fuel.......................................          8         11         11         11         12         11
  Common & General/Other.............................         16         23         17         18         18         15
                                                       ---------  ---------  ---------  ---------  ---------  ---------
    Total Construction Expenditures**................        120        117        129         96        115        131
CONTRIBUTIONS IN AID OF CONSTRUCTION.................         (6)        (7)        (7)        (7)        (7)        (7)
OTHER MAJOR REQUIREMENTS.............................         93        230+        42+        28          6          5
                                                       ---------  ---------  ---------  ---------  ---------  ---------
    Total Capital Requirements.......................  $     207  $     340  $     164  $     117  $     114  $     129
                                                       ---------  ---------  ---------  ---------  ---------  ---------
                                                       ---------  ---------  ---------  ---------  ---------  ---------

- ------------------------
*    Includes construction expenditures for OLE.

** Total construction expenditures for 1995 through 1999 do not include expenditures for SDCW and Gathering Company and Processing Company (see "SALE OF GAS GATHERING AND PROCESSING ASSETS" and "SALE OF SDCW").

+ Requirements for 1995 and 1996 assume discretionary debt retirement including the retirement of PVNGS LOBs of $130 million.

     These estimates are under continuing review and subject to on-going adjustment.

LIQUIDITY

    The Company's construction expenditures for 1994 were entirely funded through cash flow from operations. In addition to cash flow from operations, the Company received approximately $40 million, on June 2, 1994, from the sale of a 35 MW undivided interest in SJGS Unit 4 to UAMPS. On April 20, 1994, the Company retired its $45 million 10 1/8% series first mortgage bonds and at the end of 1994, the Company had $74.5 million of temporary investments and no short-term borrowings. In addition, at year-end 1994, the Company had available liquidity arrangements of $151 million consisting of a $100 million secured revolving credit facility ("Facility") which expires in June 1995, $40 million credit facility collateralized by electric accounts receivables of the Company and $11 million of local lines of credit. The Company expects to renew the Facility prior to its expiration.

    On March 8, 1995, after the required consent of the holders of PVNGS LOBs was obtained, approximately $121 million in principal amount of PVNGS LOBs was retired. The retired LOBs consisted of approximately $58 million of 10.30% LOBs due 2014 retired at a price of 100% of par and approximately $63 million of 10.15% LOBs due 2016 retired at a price of 97.8% of par. In connection with the LOB retirements, approximately $65 million was borrowed under the Company's liquidity arrangements and approximately $19 million was obtained under the securitization facility related to certain amounts being recovered from gas customers relating to certain gas contract settlements. The Company intends to repay the borrowings from proceeds of pending asset sales.

    Additionally, approximately $4.4 million and $4.8 million in principal amount of LOBs due 1996 and 1997 at interest rates of 9.125% and 8.95%, respectively, are expected to be redeemed at par on March 22, 1995.

    The Company currently estimates a total of $864 million for its capital requirements for the period of 1995 through 1999. The Company expects that such cash requirements are to be met primarily through internally-generated cash.

    The Company also expects to receive cash proceeds from asset sales during 1995. The Company expects to consummate the sale of the Company's water division to the City of Santa Fe for approximately $56 million (as currently adjusted) in the second quarter of 1995. The Company, along with its subsidiaries, Gathering Company and Processing Company, also anticipates to receive approximately $155 million from the sale of certain natural gas gathering and processing assets. If these sales are consummated, the current plan for the use of the proceeds from these sales which the Company is allowed to retain after tax payments and sharing of the gains with customers would be to retire debt. The sale of these assets, as well as the amount of proceeds the Company would ultimately retain and the use of those proceeds, will be subject to a number of conditions and various regulatory approvals.

FINANCING/CREDIT MARKET

    The Company's ability to finance its construction program at a reasonable cost and to provide for other capital needs is largely dependent upon its ability to earn a fair return on capital, results of operations, credit ratings, regulatory approvals and financial market conditions. Financing flexibility is enhanced by providing a high percentage of total capital requirements from internal sources and having the ability, if necessary, to issue long-term debt securities and preferred stock, and to obtain short-term credit. However, all of the Company's securities are rated below investment grade by Standard & Poor's Corp. ("S&P") and Moody's Investors Service ("Moody's"), which may result in limited credit markets being available and/or higher financing costs to the Company.

    While S&P recently upgraded the Company's rating outlook from "stable" to "positive" as a result of "approved settlement agreement, plans to sell unneeded assets and pay down debt, relatively strong electric sales growth, recent PVNGS operating performance and increasing confidence in management's basic business strategy", S&P indicated that a rating upgrade could be several years off. Moody's, however, has advised investors that it is reviewing for possible downgrades all lease obligation bonds associated with nuclear power plants.

FINANCING CAPABILITY AND DIVIDEND RESTRICTIONS

    One impact of the Company's current ratings, together with covenants in the Company's PVNGS Units 1 and 2 lease agreements (see PART I, ITEM 2. --
PROPERTIES -- Nuclear Plant"), is to limit the Company's ability, without consent of the owner participants and bondholders in the lease transactions, (i) to enter into any merger or consolidation, or (ii) except in connection with normal dividend policy, to convey, transfer, lease or dividend more than 5% of its assets in any single transaction or series of related transactions. The Facility and a reimbursement agreement associated with the letter of credit supporting $37.3 million of pollution control revenue bonds impose similar restrictions irrespective of credit ratings.

    The issuance of first mortgage bonds by the Company is subject to earnings coverage and bondable property provisions of the Company's first mortgage indenture. The Company also has the capability under the mortgage indenture, without regard to the earnings test but subject to other conditions, to issue first mortgage bonds on the basis of certain previously retired bonds. At December 31, 1994, based on the earnings test, the Company could have issued approximately $248 million of additional first mortgage bonds, assuming an annual interest rate of 11.5 percent. The Company's restated articles of incorporation limit the amount of preferred stock which may be issued. Assuming a preferred stock dividend rate of 10 percent, the Company could have issued $291 million of preferred stock as of year end. At year-end 1994, the Company had $74.5 million of temporary investments. The Company currently has no requirements for long-term financing during the period of 1995 through 1999 period. However, during this period, the Company could enter into long-term financings for the purpose of strengthening its balance sheet and reducing its cost of capital. In 1995, subject to other investment opportunities available to the Company, the Company may potentially retire other long-term debt.

    The Company's board of directors, which reviews the Company's dividend policy on a continuing basis, has not declared dividends on its common stock since January 1989. As of December 31, 1994, the Company had a deficit in retained earnings of $46 million and is currently unable to resume payment of dividends on its common stock. The resumption of common dividends is dependent upon a number of factors including earnings and financial condition of the Company and market conditions. The Company evaluated its ability to continue paying dividends on its preferred stock under restrictions imposed by the Federal Power Act due to the Company's negative retained earnings. In 1993, the Company advised the FERC staff of the Company's position that payment of preferred stock dividends would not be in violation of the Federal Power Act. As a result, the Company has continued to declare and pay dividends on its preferred stock on scheduled dates.

CAPITAL STRUCTURE:

    The Company's capitalization, including short-term debt, at December 31 is shown below:

                                                                            1994         1993         1992
                                                                         -----------  -----------  -----------
Common Equity..........................................................       39.2%        34.4%        37.1%
Preferred Stock........................................................        4.8          5.2          5.0
Long-term Debt (including current maturities)..........................       56.0         60.4         54.8
Short-term Debt........................................................          --        --             3.1
                                                                              -----        -----        -----
  Total Capitalization*................................................       100.0 %      100.0 %      100.0 %
                                                                              -----        -----        -----
                                                                              -----        -----        -----

- ------------------------
* Total capitalization does not include the present value of the Company's lease obligations for PVNGS Units 1 and 2 and EIP leases as debt, but does include the debt associated with the beneficial interests in certain PVNGS Units 1 and 2 leases purchased by the Company on September 2, 1992.

                             RESULTS OF OPERATIONS

    Net earnings per common share in 1994 were $1.77, compared to a loss of $1.64 per common share in 1993 and a loss of $2.67 per common share in 1992. The loss experienced in 1993 was due primarily to the Company recording an after-tax charge of $108.2 million to earnings resulting from the stipulation filed with the NMPUC recommending that electric retail rates be reduced by $30 million. The loss experienced in 1992 was due primarily to the write-down of PVNGS Unit 3 and the provision for loss associated with the M-S-R power purchase contract. This resulted in an after-tax charge of $126.2 million to 1992 earnings.

    The financial performance of the excluded resources has been improved by the PVNGS Unit 3 write-down and the provision for loss associated with the M-S-R power purchase contract recorded in 1992. The gains from the sale of generating facilities to Anaheim recorded in August 1993 and to UAMPS recorded in June 1994 have also improved the financial performance of the excluded resources. Operating results for the excluded resources for all these periods reflect the allocation of interest charges based on the average investment in excluded net utility plant as a percent of total utility plant for the period.

    Selected financial information for the excluded resources for 1994, 1993 and 1992 is shown below:

                                                                     1994         1993          1992
                                                                  -----------  -----------  ------------
                                                                              (IN THOUSANDS)
Operating revenues..............................................  $    39,227* $    42,517* $     60,063
Operating income (loss).........................................  $     2,448  $     4,297  $    (13,912)
Net earnings (loss).............................................  $     1,701  $    (5,553) $   (145,835)
Net utility plant at year-end...................................  $   142,232  $   159,387  $    200,707

- ------------------------
* Due to the provision for the loss associated with the M-S-R contingent power purchase contract recognized in 1992, operating revenues were reduced by $25.0 million and $20.5 million for 1994 and 1993, respectively.

    The following discussion highlights other significant items which affected the results of operations in 1994, 1993 and 1992, and certain items impacting future earnings.

    Results of operations for 1994 may not be indicative of future results of operations; for example, the electric retail rate reduction effective for bills rendered starting November 29, 1994, is expected to reduce electric revenues annually by approximately $30 million.

    Electric gross margin (electric operating revenue less fuel and purchased power expense) increased $32.3 million in 1994, $23.2 million of which was caused by an increase in jurisdictional energy sales of 408.5 million KWh or a 7% increase. This increase was partially due to warmer weather than a year ago. A difference between the estimated unbilled revenues reported in 1993 and actual unbilled revenues also increased gross margin by $6.7 million in 1994. Electric gross margin increased $30.1 million in 1993 compared to 1992; $20.9 million of this was a result of the 1992 provision for loss associated with the M-S-R power purchase contract and $9.3 million from a 2.7% increase in jurisdictional energy sales of 145.5 million KWh.

    Gas gross margin (gas operating revenues less gas purchased for resale) decreased $5.1 million from a year ago. Principal factors were the write-off of certain deferred charges relating to costs of gas and a decrease in gas deliveries resulting from a warmer than normal winter in 1994. Although gas gross margin remained flat from 1992 to 1993, gas operating revenues increased $27.9 million and gas purchased for resale increased $27.4 million in 1993 when compared to 1992. Increases in purchased gas costs (which are recovered from customers through the PGAC) and transportation revenues were the principal reasons. Purchased gas costs affect revenues and gas purchased for resale equally.

    Other operation and maintenance expenses decreased $5.1 million from a year ago. Major factors were a $10.6 million decrease as a result of the Company's 1993 severance program, a deferral of gas operation's retirees health care costs of $2.8 million for regulatory purposes and lower electric regulatory commission expense of $2.1 million. There were, however, increased pension and retirees health care cost of $3 million, increased electric distribution expense of $3.6 million due to weather-related outages and increased tree trimming activity, increased workers' compensation liability of $2.2 million and increased generating station maintenance expense of $2.4 million.

    Other operation and maintenance expenses increased $3.4 million in 1993 over 1992. The major factors were the Company's 1993 severance program costs of $10.6 million, increased pension and benefit expense of $4.8 million resulting from the adoption of SFAS No. 106, EMPLOYER'S ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS, higher electric regulatory expenses of $2.5 million and higher PVNGS decommissioning expense of $2.4 million. Such increases were partially offset by a decrease in PVNGS lease expense of $12.2 million resulting from the Company's purchase of approximately 22% of the beneficial interests in the PVNGS Units 1 and 2 leases in September 1992 and a decrease in PVNGS operating costs of $5.6 million.

    The January 12, 1994 stipulation resulted in an after-tax charge of $108.2 million in 1993. In 1992, the Company recorded an after-tax charge of $126.2 million for the write-down of the Company's investment in PVNGS Unit 3 and the provision for loss associated with the M-S-R power purchase contract (see note 2 of notes to consolidated financial statements).

    Other, under the caption Other Income and Deductions, increased $9.3 million from a year ago and increased $16.1 million from 1992 to 1993.

    Significant 1994 items, net of taxes, include the write-off of $3.0 million relating to gas take-or-pay settlement payments which are not recoverable through rates and additional provisions for legal expense of $3.6 million and a gain and associated tax benefit of $6.1 million from the sale of generating facilities to UAMPS.

    Significant 1993 items, net of taxes, included the following: (1) the gain of $7.5 million recognized from the sale of an investment, (2) the gain and associated tax benefit of $7.6 million from the sale of generating facilities to Anaheim, and (3) tax benefits of $3.2 million from the Federal income tax rate change which will allow the Company to utilize its net operating loss at a higher tax rate. Partially offsetting such increases were: (1) additional provisions for legal and litigation expenses of $5.7 million, (2) a write-off of $4.6 million of other deferred costs, (3) PVNGS decommissioning fund adjustment of $2.8 million and (4) a write-off of $2.1 million resulting from costs associated with refunding certain pollution control and EIP bonds which represents the amount related to FERC firm-requirement wholesale customers and resources excluded from New Mexico jurisdictional rates.

    Significant 1992 items, net of taxes, included the following: (1) a $9.8 million charge recorded as a result of the Company's conclusion in the fourth quarter of 1992 that it did not meet the criteria of SFAS No. 71, ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION, for recording electric regulatory assets, (2) additional loss provision of $6.3 million related to gas contract disputes, (3) recognition of an additional $2.3 million of PVNGS decommissioning and decontamination costs related to the excluded resources, (4) write-offs of $2.3 million resulting from the application of SFAS No. 101, ACCOUNTING FOR THE DISCONTINUANCE OF APPLICATION OF SFAS NO. 71, to the Company's firm-requirement wholesale customers, (5) write-downs of $2.2 million for various non-utility properties, (6) a write-off of $2.2 million relating to a canceled transmission project and (7) additional transaction privilege taxes of $2.1 million. Partially offsetting such charges were the cumulative effect of the change in the method of accounting for unbilled revenues of $12.7 million.

    Net interest charges decreased  $15.2 million in  1994. Major factors  were:
(1) lower short-term borrowings in 1994, (2) the refinancing of $182 million of pollution control revenue bonds in January ($46 million) and September ($136 million) of 1993 and (3) the retirement of $45 million of first mortgage bonds in April 1994. In 1993, net interest charges increased $12.4 million compared to 1992. Major factors were: (1) recording long-term debt of $141 million for the purchase of approximately 22% of the beneficial interests in the PVNGS Units 1 and 2 leases in September 1992, (2) the recording of the interest component of the provision for loss on the M-S-R power purchase contract which was recorded in 1992 and (3) interest resulting from the IRS examination settlement.

                        OTHER ISSUES FACING THE COMPANY

RETAIL WHEELING -- NEW MEXICO

    During 1992, the Energy Act stimulated interest in the retail wheeling concept throughout the United States. In New Mexico, legislation was introduced in the 1993 New Mexico state legislature. On March 6, 1993, the New Mexico State Senate passed Senate Memorial 54, which called for the concept of retail wheeling to be studied by the Integrated Resource Planning Committee, an interim legislative committee, with a report to be made to the 1995 legislature. In its report, the Integrated Resource Planning Committee recommended to the legislature that the committee be continued for an additional two-year term and that the committee's oversight be expanded to include, among other things, consideration of the restructure of the electric utility industry and its regulation in light of competitive influences. A bill has been introduced in the 1995 legislature providing for the creation of the "Electric Utility Regulation Oversight Committee" and requiring such interim committee to report its findings and recommendations to the legislature by December 15, 1996. This bill was unanimously passed by the Senate and is awaiting consideration by the House. The Company provided information for the initial study effort and will continue to provide information should the legislature agree to continue the study committee. A bill which would have authorized retail wheeling and limited electric rates to 110% of those of the lowest cost electric utility in the state after a five year phase-in period has been tabled in committee. Other bills regarding retail wheeling have also been introduced in the legislature and are awaiting hearings.

TRANSMISSION ISSUES

OLE TRANSMISSION PROJECT

    In 1984, the Company's board of directors approved plans to construct OLE, a 345 Kv transmission line connecting the existing Ojo 345 Kv line to the Norton station in northern New Mexico. The Company has incurred approximately $15.8 million of costs associated with OLE as of December 31, 1994, and it currently estimates that project costs will total approximately $54.3 million. A significant amount of the costs to date relate to obtaining regulatory and environmental approvals. OLE is designed to provide a needed improvement to the northern New Mexico transmission system and to allow greater delivery of power into the Company's two largest service territories, the greater Albuquerque area and the Santa Fe/Las Vegas area. The Company had obtained necessary right-of-way permits from two of the three Federal agencies having authority over the lands involved in the project. In 1991, the Company filed for NMPUC approval for construction of OLE and final briefs were filed in December 1992. However, OLE has faced considerable opposition by persons concerned primarily about the environmental impacts of the project. The Company is awaiting a final decision from the NMPUC.

    On January 11, 1993, the Company's board of directors directed a project team to take a fresh look to see if any alternatives had not been considered. In 1994, a working group consisting of the Company and other interested parties identified an alternative route to the originally proposed OLE route. The group has determined that this alternative route could be environmentally, technically and economically better or equal to the original route. This route involves the rebuild of an existing 26-mile 115 Kv line owned by Plains and will require further environmental studies.

    The 1994 record summer heat resulted in record high loads on the Company's transmission systems which brought greater attention to the problems related to delays in adding OLE transmission capacity to the northern transmission system. Outages at the Company's Reeves Station (oil and gas-fired units) due to emergency turbine repairs and interruptions of power deliveries from SPS resulted in the transmission loading exceeding the operating limits of the system during the summer of 1994. The Company would have experienced interruptions of load if an outage of any major transmission facility had occurred during this time period. The 1995 summer peak could result in load levels greater than 1994 levels. To prevent transmission limits from being exceeded this summer, the Company has negotiated with entities in southern New Mexico to insure that agreed import levels will not be exceeded. Also, every effort is being made to insure that all Reeves Station units will be available and additional equipment has been installed on the Company's existing transmission system to mitigate potential problems.

TRANSMISSION RIGHT-OF-WAY

    The Company has easements for right-of-way with the Navajo Nation for portions of several transmission lines that deliver the Company's generation resources to load centers. One grant of easement for approximately 4.2 miles of right-of-way for two parallel 345 Kv transmission lines expired on January 17, 1993. Prior to the expiration, the Company had unsuccessfully attempted to renew the grant. Thereafter, the Company was successful in reaching an interim agreement which provided for the Navajo Nation not to challenge the Company's use of the easement until July 17, 1994.

    On October 31, 1994, the Navajo Nation adopted a Civil Trespass Statute providing for civil penalties, damages and other remedies, including removal, to be imposed for unconsented or unauthorized use of Navajo Nation lands. The Company is currently evaluating the impact, if any, of the new statute.

    On November 8, 1994, the Navajo Nation elected a new President. On November 11, 1994, the Navajo Nation informed the Company that the President had directed the negotiation to be halted until the new administration could become familiarized with the issues. The Company is unable to predict what effect a new administration will have on the ongoing negotiations. However, the Company has scheduled meetings with new administration officials to discuss this issue.

    The Company continues to assess its options but is not pursuing other alternatives unless it receives indications that settlement cannot be reached in a satisfactory manner. The Company currently cannot predict the outcome of the negotiations or the costs resulting therefrom; however, the Company believes that resolution of this issue will not have a material impact on the Company's results of operations or financial condition.

ENVIRONMENTAL ISSUES

    The Company is committed to complying with all applicable environmental regulations in a responsible manner. Compliance with all environmental issues has and will continue to present a challenge to the Company. The Company has evaluated the potential impacts of the following environmental issues and believes, after consideration of established reserves, that the ultimate outcome of these environmental issues will not have a material adverse effect on the Company's financial condition or results of operations.

GAS OPERATIONS

COMPREHENSIVE ENVIRONMENTAL RESPONSE, COMPENSATION AND LIABILITY ACT ("CERCLA")

    Two CERCLA 104(e) requests for information were received from the EPA in late 1993, requesting information regarding shipment of wastes to the Lee Acres Landfill, located on BLM land near the city of Bloomfield in San Juan County, New Mexico. The landfill is currently listed on the National Priorities List as a superfund site. GCNM and Gathering Company assessed their records and other information to determine whether wastes were ever shipped from their facilities to the landfill during the period when they owned and operated the natural gas facilities. GCNM and Gathering Company's assessment indicated that no hazardous materials were shipped from their facilities to the landfill during this time period. Nonetheless, GCNM and Gathering Company could be determined to be potentially responsible parties if the EPA ultimately determines GCNM and Gathering Company shipped wastes to the site, and could be asked or compelled to provide funds for site cleanup. GCNM and Gathering Company submitted their response to the EPA on March 8, 1994. To date, GCNM and Gathering Company have not received any further notification from the EPA regarding the Lee Acres site.

AIR PERMITS

    An environmental audit performed in association with the Company's proposed sale of certain gas assets brought to light certain discrepancies regarding required air permits associated with certain natural gas facilities. The audit identified a total of thirteen facilities containing discrepancies. The vast majority of the discrepancies were minor in nature and included discrepancies in record keeping, equipment identification and inaccurate information in air permit applications. The discrepancies at three of the facilities involve permit issuance and modification and are more serious in nature. The Company is subject to administrative fines/penalties by the NMED for these discrepancies.

    In April 1994, the Company met with the NMED to discuss the nature of the permit discrepancies and to propose methods and schedules to resolve the discrepancies. As a result of this meeting, the NMED has informed the Company that it will not pursue enforcement of the thirteen minor discrepancies noted above. On August 30, 1994, the Company submitted its permit modification application for the Lybrook Gas Processing Plant ("Lybrook"). On November 14, 1994, the Company received a written Notice of Violation ("NOV") from the NMED for Lybrook. The NOV indicates that the NMED has concluded that the Company violated air quality control regulations requiring permits for modification of stationary sources. The NOV indicated the Company may be subject to a civil action in district court for the appropriate relief and/or the assessment of civil penalties. The Company has responded to the NOV and is pursuing efforts to address the NOV with the NMED.

    The Company anticipates that it will submit Processing Company's air permit modification application on the Kutz Canyon Gas Processing Plant ("Kutz") in the first quarter of 1995. While the Company cannot be certain, the Kutz filing, which will be similar to the Lybrook filing, may also result in an NOV from the NMED due to apparent permit discrepancies in the Kutz air permit.

GAS WELLHEAD PIT REMEDIATION

    The New Mexico Oil Conservation Commission ("NMOCC") issued an order effective on January 14, 1993, that affects GCNM and Gathering Company's natural gas gathering facilities located in the San Juan Basin in Northwestern New Mexico. The NMOCC ruling prohibits the further discharge of fluids associated with the production of natural gas into unlined earthen pits in certain specified areas of the San Juan Basin. The NMOCC ruling required the cessation of discharge of production fluids in three specified areas within specific time frames. In addition, the ruling required the submission of closure plans for the closure of pits in which production fluids were previously discharged. The BLM has issued a similar ruling. GCNM and Gathering Company have ceased discharge in the first area identified by the NMOCC and are proceeding to cease discharge in the second area identified in the NMOCC ruling. GCNM and Gathering Company have also submitted and received approval of their pit closure plans from the OCD, the Energy Minerals and Natural Resources Department, as well as the BLM. Because the assets associated with GCNM and Gathering Company's gathering operations are the subject of the sale of gas assets to Williams, GCNM and Gathering Company will not be subject to the cease discharge requirement for the third and final area identified in the NMOCC's ruling if the sale closes prior to March 1, 1996.

    The three previously mentioned gas operations environmental issues, with the exception of the third and final area identified in NMOCC's ruling related to gas wellhead pit remediation, are part of the retained environmental liabilities under the sale agreement with Williams (see "SALE OF GAS GATHERING AND PROCESSING ASSETS").

DIETHANOLAMINE ("DEA") SPILL

    In June 1994, the Processing Company experienced a release of DEA due to an equipment malfunction. DEA wastes are oilfield exempt wastes which are not subject to regulation as hazardous wastes under the Resource Conservation and Recovery Act ("RCRA"). The spill and subsequent removal of DEA-contaminated soils were reported to the OCD which has jurisdiction over such spills and wastes. However, the release of DEA to the air in amounts that exceed the reportable quantity of one pound is potentially reportable under CERCLA as amended by the Superfund Amendments and Reauthorization Act ("SARA"). When it was discovered in September 1994 that the spill had not been reported under CERCLA/SARA, as a precaution, the spill notification/report was forwarded to the National Response Center on September 22, 1994. The Company is currently unable to predict what, if any, enforcement action may ensue.

ELECTRIC OPERATIONS

PERSON STATION

    The Company's current estimate to decommission its retired fossil-fueled plants includes approximately $10.9 million to complete the groundwater remediation program at Person Station. The Company, in compliance with the New Mexico Environment Department Corrective Action Directive, determined that groundwater contamination exists in the deep and shallow water aquifers. The Company is required to delineate the extent of the contamination and remediate the contaminant in the ground water. The extent of the contaminant plume in the deep water aquifer is not currently known, and the estimate assumes that the deep ground water plume can be easily delineated with a minimum number of monitoring wells. As part of the financial assurance requirements of the Person Station Hazardous Waste Permit, the Company posted a $5.1 million performance bond with a trustee. The remediation program continues on schedule.

SANTA FE STATION

    The estimate to decommission Santa Fe Station includes monies for environmental issues related to the site. The NMED has been conducting an investigation of the groundwater contamination detected beneath the site to determine the source of the contamination. The source of groundwater contamination has not yet been definitely identified, and the Company is continuing to cooperate with the NMED site investigations pursuant to a consent agreement between the Company and the NMED.

CERCLA

    On January 18, 1995, the Company received a CERCLA Section 104(e) request for information from the EPA regarding the Hansen Container Site in Grand Junction, Colorado ("Hansen Site"). The EPA is investigating the site and seeking information relating to the number and contents of drums, barrels and other materials that were sent to the Hansen Site for reconditioning, disposal or storage. The Company undertook an internal investigation to determine if the Company or its subsidiaries may have sent or shipped any drums, barrels or other materials containing hazardous materials to the Hansen Site. The Company filed its response to the EPA's request for information on March 2, 1995, and stated that the Company's records indicate that it did not dispose of any hazardous materials at the Hansen Site and did not cause others to transport hazardous materials for disposal at the Hansen Site. The Company's records did indicate, however, that the Company sold empty scrap drums to a drum recycler in the 1980's who has been linked to the Hansen Site by the EPA. The Company's position is that it is not a potential responsible party; however, given these transactions, the Company could possibly be determined to be a potential responsible party and could be asked or compelled to provide funds for site cleanup. Based on the Company's discussions with the EPA to date, the Company does not expect to be required to provide any significant funding for site cleanup.

PVNGS -- STEAM GENERATOR TUBES

    APS, as the operating agent of PVNGS, has encountered tube cracking in the steam generators and has taken, and will continue to take, remedial actions that it believes have slowed further tube degradation. At the present time, APS is undergoing a refueling outage in Unit 2. The steam generator tubes are being inspected in conjunction with this outage. APS currently believes that the PVNGS steam generators are capable of operating for their designed life of forty years, although, at some point, long-term economic considerations may warrant examination of possible steam generator replacement. All of the PVNGS units were operating at full power at December 31, 1994 and are expected to continue operating at full power, except for scheduled (mid-cycle or refueling) outages.

PVNGS DECOMMISSIONING FUNDING

    The Company has a program for funding its share of decommissioning costs for PVNGS. Under this program, the Company makes a series of annual deposits to an external trust fund over the estimated useful life of each unit with the trust funds being invested under a plan which allows the accumulation of funds largely on a tax-deferred basis through the use of life insurance policies on certain current and former employees. The results of the 1992 decommissioning study indicate that the Company's share of the PVNGS decommissioning costs will be approximately $150.4 million, an increase from $98.9 million based on the previous study (both amounts are stated in 1994 dollars). The Company determined that a supplemental investment program will be needed as a result of both the cost increase and the under performance of the existing investment program. In 1995, the Company will file a request for permission from the NMPUC to establish a supplemental investment program, allowing for investment in more traditional classes of investments. The Company will also request the authority to establish a qualified tax advantaged trust for Units 1 and 2. Due to IRS regulations, Unit 3 will remain in a non-qualified trust. With the uncertainty of the FERC regulation regarding restrictions on investment vehicles, the Company will address any issues as they are resolved. In the November 28, 1994 NMPUC order (see "SPECIFIC ACTIONS BY THE COMPANY"), the NMPUC approved the increased decommissioning costs for PVNGS Units 1 and 2 and included such amounts as a component in the determination of retail rates. The market value of the existing trust at the end of 1994 was approximately $12 million, including cash surrender value of the policies. A new PVNGS decommissioning cost study will be performed during the latter half of 1995.

EL PASO ELECTRIC COMPANY BANKRUPTCY

    El Paso, a joint owner in the PVNGS and Four Corners facilities, is and has been operating under Chapter 11 of the Bankruptcy Code since 1992. A plan whereby El Paso would become a wholly-owned subsidiary of Central and South West Corporation ("CSW") would resolve certain issues to which PVNGS participants could be exposed by the bankruptcy, has been confirmed by the bankruptcy court, but cannot become fully effective until several additional or related approvals are obtained. El Paso would also assume the Four Corners Operating Agreement and the Arizona Nuclear Power Project Participation Agreement under the plan. CSW has stated that certain issues have arisen which may impede completion of the merger, but it has not terminated merger efforts. If the approvals are not obtained, the plan could be withdrawn or terminated, thereby reintroducing issues affecting the Company. At this time, the Company is unable to predict the result of this bankruptcy proceeding.

SALE OF SDCW

    On February 28, 1994, the Company and the City of Santa Fe (the "City") executed a purchase and sale agreement for the Company's water division for approximately $48 million. As currently adjusted, the purchase price will be approximately $56 million. In March 1994, the Company filed its application with the NMPUC for approval of the sale and hearings were commenced on December 12, 1994 and concluded on January 9, 1995. The NMPUC staff and intervenors recommended that the Company retain the estimated after-tax gain of $6 million for the sale. The proposed agreement excluded from the sale certain Santa Fe area real estate which the Company would either sell or trade separately. Under the agreement, the Company would continue to operate the water utility for up to four years for a fee under a proposed contract with the City. The NMPUC staff recommended that the Company be allowed to form an unregulated subsidiary to manage the water utility. The parties are awaiting a recommended decision from the hearing examiner. The Company currently expects that the closing will be in the second quarter of 1995.

SALE OF GAS GATHERING AND PROCESSING ASSETS

    On February 12, 1994, an agreement was executed with Williams for the sale of substantially all of the assets of Gathering Company and Processing Company, and for the sale of Northwest and Southeast gas gathering and processing facilities of the Company. The agreement provides for a cash selling price of $155 million, subject to certain adjustments.

    The sale is subject to NMPUC approval. The Company filed its application for approval with the NMPUC on May 20, 1994. On January 13, 1995, the Company and certain intervenors (the NMPUC Staff, the AG, Williams and GPM Gas Corporation) reached a stipulated agreement, subject to NMPUC approval, settling certain issues, including the division of the gain from the sale of the gas gathering and processing assets. Under the stipulation, the Company would recognize an after-tax gain of approximately $14.1 million, subject to certain adjustments at the closing, and would record a liability of approximately $35.5 million which would be credited to the Company's gas customers' bills over approximately five years. At the sixth year after the closing, such liability amount would be recalculated to reflect the actual transaction costs and any resulting difference would be refunded or billed to customers over a one year period.

    The stipulated agreement provides for the approval of three 10-year contracts, each with an option to renew for an additional 5-year term, with Williams for competitively priced gathering and processing services. The Company believes that the contracts will save customers amounts estimated to be between $100 million and $128 million over 10 years. The stipulation also provides that GCNM will recover, as an expense of the sale, $3.3 million of the $4.8 million of costs deferred in GCNM's PGAC continuation proceeding. The Company wrote off $1.5 million of such costs against 1994 earnings (see "RATES AND REGULATION -- Other Natural Gas Matters").

    On January 23, 1995, certain natural gas producers (Meridian Oil Inc., Marathon Oil Company, Conoco, Inc., Amoco Production Company and Caulkins Oil Company) filed a statement in opposition to the stipulation. Initially the producers claimed that the resulting gain from the sale was improperly calculated and allocated and that the proposed gathering and processing contracts with Williams are unreasonable. Prior to the hearing, two of the producers withdrew their opposition and another two withdrew their opposition concerning the proposed gathering and processing contracts.

    Hearings began on February 13, 1995 and were completed on February 17, 1995. The parties to the stipulation requested a final order from the NMPUC on an expedited basis. If NMPUC approval is issued on an expedited basis, the Company expects to finalize the sale by the end of second quarter of 1995. However, the Company cannot predict the ultimate timing or outcome of the NMPUC action.

EXCLUDED CAPACITY

    As of December 31, 1994, the Company had a total of 280 MW of capacity excluded from NMPUC jurisdictional rates which consists of 130 MW of PVNGS Unit 3, 45 MW of SJGS Unit 4 and the 105 MW M-S-R power purchase contract which expires April 30, 1995. The Company continues to be dependent on the wholesale power market for the recovery of its costs associated with excluded capacity (see "RESULTS OF OPERATIONS").

    In accordance with the Company's plan announced in January 1993, the Company has sold 85 MW of its excluded capacity and continues to attempt to sell some or all of its interest in PVNGS Unit 3. To date, the Company's attempts to sell excluded nuclear generation have been unsuccessful.

ALBUQUERQUE FRANCHISE ISSUES

    The Company's non-exclusive electric service franchise with the City of Albuquerque (the "City") expired in early 1992. The franchise agreement provided for the Company's use of City property for electric service rights-of-way. The Company continues service to the area, which contributed 45.6% of the Company's total 1994 electric operating revenues. The absence of a franchise does not change the Company's right and obligation to serve those customers under state law.

    In November 1991, the NMPUC issued an order concluding, among other things, that the City could bid for services to its own facilities (Albuquerque municipal loads generated approximately $17.0 million in annual revenue for
1994), but not for service to other customers. In reaching this conclusion, the NMPUC noted that New Mexico law reflects a legislative choice to vest the NMPUC with exclusive control over utility rates and services. The NMPUC also noted that the Company's obligation to serve its customers in Albuquerque will continue irrespective of whether the municipal franchise is renewed. The City appealed the NMPUC's order to the New Mexico Supreme Court (the "Court"). On April 21, 1993, the Court issued its decision on the City's appeal of the NMPUC order. The Court ruled that a city can negotiate rates for its citizens in addition to its own facility uses. The Court also ruled that any contracts with utilities for electric rates are a matter of statewide concern and subject to approval, disapproval or modification by the NMPUC. In addition, the Court reaffirmed the NMPUC's exclusive power to designate providers of utility service within a municipality and confirmed that municipal franchises are not licenses to serve but rather to provide access to public rights-of-way.

    In 1992, representatives of the Company and the City met in attempts to resolve the franchise renewal issue. Currently, the franchise renewal meetings are in abeyance due to the City's interest in the outcome of the retail wheeling legislation (see "RETAIL WHEELING -- NEW MEXICO"). The Company continues to pay franchise fees to the City.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                     INDEX

                                                                                                               PAGE
                                                                                                             ---------
Management's Responsibility for Financial Statements.......................................................        F-1
Report of Independent Public Accountants...................................................................        F-2
Independent Auditors' Report...............................................................................        F-3
Financial Statements:
  Consolidated Statements of Earnings (Loss)...............................................................        F-4
  Consolidated Statements of Retained Earnings (Deficit)...................................................        F-5
  Consolidated Balance Sheets..............................................................................        F-6
  Consolidated Statements of Cash Flows....................................................................        F-7
  Consolidated Statements of Capitalization................................................................        F-8
  Notes to Consolidated Financial Statements...............................................................        F-9
Supplementary Data:
  Quarterly Operating Results..............................................................................       F-29
  Comparative Operating Statistics.........................................................................       F-30

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

    The  independent auditors,  Arthur Andersen  LLP, are  engaged to  audit the
Company's  consolidated  financial  statements  in  accordance  with   generally
accepted auditing standards.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Public Service Company of New Mexico:

    We have audited the accompanying consolidated balance sheets and statements of capitalization of Public Service Company of New Mexico (a New Mexico corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of earnings (loss), retained earnings (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Public Service Company of New Mexico and subsidiaries as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

    As explained in notes 1 and 6 to the financial statements, effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS, and No. 109, ACCOUNTING FOR INCOME TAXES.

                                                   ARTHUR ANDERSEN LLP

Albuquerque, New Mexico
  February 23, 1995

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Public Service Company of New Mexico:

    We have audited the consolidated statements of earnings (loss), retained earnings (deficit) and cash flows of Public Service Company of New Mexico and subsidiaries for the year ended December 31, 1992. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Public Service Company of New Mexico and subsidiaries for the year ended December 31, 1992, in conformity with generally accepted accounting principles.

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

    As discussed in note 1 of notes to consolidated financial statements in the 1992 Form 10-K, the Company changed its method of accounting for unbilled revenues in 1992.

                                                  KPMG PEAT MARWICK LLP

Albuquerque, New Mexico
March 11, 1993

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

                                                                                   YEAR ENDED DECEMBER 31,
                                                                            --------------------------------------
                                                                               1994         1993          1992
                                                                            -----------  -----------  ------------
                                                                                (IN THOUSANDS EXCEPT PER SHARE
                                                                                           AMOUNTS)
Operating Revenues:
  Electric................................................................  $   621,794  $   589,728  $    596,323
  Gas.....................................................................      269,510      271,087       243,159
  Water...................................................................       13,407       13,063        12,471
                                                                            -----------  -----------  ------------
Total operating revenues..................................................      904,711      873,878       851,953
                                                                            -----------  -----------  ------------
Operating Expenses:
  Fuel and purchased power................................................      140,411      140,674       177,325
  Gas purchased for resale................................................      129,381      125,940        98,517
  Other operation expenses................................................      264,391      274,023       273,141
  Maintenance and repairs.................................................       61,386       56,821        54,309
  Depreciation and amortization...........................................       74,137       77,326        79,256
  Taxes, other than income taxes..........................................       39,717       40,089        40,579
  Income taxes............................................................       44,210       25,721        16,891
                                                                            -----------  -----------  ------------
    Total operating expenses..............................................      753,633      740,594       740,018
                                                                            -----------  -----------  ------------
    Operating income......................................................      151,078      133,284       111,935
                                                                            -----------  -----------  ------------
Other Income and Deductions:
  Allowance for equity funds used during construction.....................      --           --                 68
  Write-down of PVNGS Unit 3 and the provision for loss associated with
   the M-S-R power purchase contract......................................      --           --           (221,324)
  Write-down of the PVNGS Units 1 and 2 leases, regulatory assets and
   other deferred costs...................................................      --          (178,954)      --
  Other...................................................................       (3,512)     (12,792)      (28,895)
  Income tax benefit......................................................        3,339       82,799       107,371
                                                                            -----------  -----------  ------------
    Net other income and deductions.......................................         (173)    (108,947)     (142,780)
                                                                            -----------  -----------  ------------
    Income (loss) before interest charges.................................      150,905       24,337       (30,845)
                                                                            -----------  -----------  ------------
Interest Charges:
  Interest on long-term debt..............................................       65,511       72,525        63,826
  Other interest charges..................................................        5,341       13,719        10,735
  Allowance for borrowed funds used during construction...................         (265)        (421)       (1,151)
                                                                            -----------  -----------  ------------
    Net interest charges..................................................       70,587       85,823        73,410
                                                                            -----------  -----------  ------------
Net Earnings (Loss).......................................................       80,318      (61,486)     (104,255)
Preferred Stock Dividend Requirements.....................................        6,433        6,829         7,105
                                                                            -----------  -----------  ------------
Net Earnings (Loss) Available for Common Stock............................  $    73,885  $   (68,315) $   (111,360)
                                                                            -----------  -----------  ------------
                                                                            -----------  -----------  ------------
Average Number of Common Shares Outstanding...............................       41,774       41,774        41,774
                                                                            -----------  -----------  ------------
                                                                            -----------  -----------  ------------
Net Earnings (Loss) per Share of Common Stock.............................  $      1.77  $     (1.64) $      (2.67)
                                                                            -----------  -----------  ------------
                                                                            -----------  -----------  ------------
Dividends Paid per Share of Common Stock..................................  $   --       $   --       $    --
                                                                            -----------  -----------  ------------
                                                                            -----------  -----------  ------------

   The accompanying notes are an integral part of these financial statements.

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (DEFICIT)

                                                                                  YEAR ENDED DECEMBER 31,
                                                                          ----------------------------------------
                                                                              1994          1993          1992
                                                                          ------------  ------------  ------------
                                                                                       (IN THOUSANDS)
Balance at Beginning of Year............................................  $   (120,848) $    (52,533) $     60,189
Net earnings (loss).....................................................        80,318       (61,486)     (104,255)
Redemption of cumulative preferred stock................................           957       --             (1,362)
Cumulative preferred stock dividends....................................        (6,433)       (6,829)       (7,105)
                                                                          ------------  ------------  ------------
Balance at End of Year..................................................  $    (46,006) $   (120,848) $    (52,533)
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

   The accompanying notes are an integral part of these financial statements.

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                                DECEMBER 31,
                                                                                          ------------------------
                                                                                             1994         1993
                                                                                          -----------  -----------
                                                                                               (IN THOUSANDS)
Utility Plant, at original cost except PVNGS:
  Electric plant in service.............................................................  $ 1,783,962  $ 1,789,100
  Gas plant in service..................................................................      537,762      511,527
  Water plant in service................................................................       63,048       54,325
  Common plant in service...............................................................       49,049       47,581
  Plant held for future use.............................................................          894          375
                                                                                          -----------  -----------
                                                                                            2,434,715    2,402,908
  Less accumulated depreciation and amortization........................................      890,905      846,234
                                                                                          -----------  -----------
                                                                                            1,543,810    1,556,674
  Construction work in progress.........................................................      119,308      109,333
  Nuclear fuel, net of accumulated amortization of $35,333 and $30,425..................       33,569       37,925
                                                                                          -----------  -----------
    Net utility plant...................................................................    1,696,687    1,703,932
                                                                                          -----------  -----------
Other Property and Investments, at cost:
  Non-utility property, net of accumulated depreciation of $1,328 and $1,110............        5,752        6,489
  Other investments.....................................................................       28,771       27,477
                                                                                          -----------  -----------
    Total other property and investments................................................       34,523       33,966
                                                                                          -----------  -----------
Current Assets:
  Cash..................................................................................       21,029       20,510
  Temporary investments, at cost........................................................       74,521       47,850
  Receivables...........................................................................      129,048      147,223
  Income taxes receivable...............................................................        4,182       10,400
  Fuel, materials and supplies, at average cost.........................................       51,068       48,086
  Gas in underground storage, at average cost...........................................        8,744        8,599
  Other current assets..................................................................        9,549       11,347
                                                                                          -----------  -----------
      Total current assets..............................................................      298,141      294,015
                                                                                          -----------  -----------
Deferred charges........................................................................      173,914      180,276
                                                                                          -----------  -----------
                                                                                          $ 2,203,265  $ 2,212,189
                                                                                          -----------  -----------
                                                                                          -----------  -----------
                                          CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock equity:
    Common stock outstanding -- 41,774,083 shares.......................................  $   208,870  $   208,870
    Additional paid-in capital..........................................................      469,648      470,149
    Excess pension liability, net of tax................................................       (1,106)      (2,795)
    Retained earnings (deficit) since January 1, 1989...................................      (46,006)    (120,848)
                                                                                          -----------  -----------
      Total common stock equity.........................................................      631,406      555,376
  Cumulative preferred stock without mandatory redemption requirements..................       59,000       59,000
  Cumulative preferred stock with mandatory redemption requirements.....................       17,975       24,386
  Long-term debt, less current maturities...............................................      752,063      957,622
                                                                                          -----------  -----------
      Total capitalization..............................................................    1,460,444    1,596,384
                                                                                          -----------  -----------
Current Liabilities:
  Short-term debt.......................................................................      --           --
  Accounts payable......................................................................      105,213      116,905
  Current maturities of long-term debt..................................................      148,532       18,903
  Accrued interest and taxes............................................................       28,073       29,992
  Other current liabilities.............................................................       43,662       51,364
                                                                                          -----------  -----------
      Total current liabilities.........................................................      325,480      217,164
                                                                                          -----------  -----------
Deferred Credits:
  Accumulated deferred investment tax credits...........................................       71,564       78,462
  Accumulated deferred income taxes.....................................................       77,207       47,283
  Other deferred credits................................................................      268,570      272,896
                                                                                          -----------  -----------
      Total deferred credits............................................................      417,341      398,641
                                                                                          -----------  -----------
Commitments and Contingencies (notes 2 through 11)
                                                                                          $ 2,203,265  $ 2,212,189
                                                                                          -----------  -----------
                                                                                          -----------  -----------

   The accompanying notes are an integral part of these financial statements.

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                 -------------------------------
                                                                                   1994       1993       1992
                                                                                 ---------  ---------  ---------
                                                                                         (IN THOUSANDS)
Cash Flows From Operating Activities:
  Net earnings (loss)..........................................................  $  80,318  $ (61,486) $(104,255)
  Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
    Depreciation and amortization..............................................     90,656     95,415    100,510
    Allowance for equity funds used during construction........................     --         --            (68)
    Accumulated deferred investment tax credit.................................     (6,898)    (8,321)   (21,390)
    Accumulated deferred income taxes..........................................     23,069    (63,393)   (88,664)
    Write-down of PVNGS Unit 3 and the provision for loss associated with the
     M-S-R power purchase contract.............................................     --         --        221,324
    Gain on sale of utility property...........................................     (6,576)    (7,350)    --
    Gain on sale of other property and investments.............................     --        (12,394)    --
    Write-down of the PVNGS Units 1 & 2 leases, regulatory assets and other
     deferred costs............................................................     --        178,954     --
    Changes in certain assets and liabilities:
      Receivables..............................................................     23,868    (12,551)   (29,224)
      Fuel, materials and supplies.............................................     (3,126)     3,222        621
      Deferred charges.........................................................      8,427     20,936    (31,427)
      Accounts payable.........................................................    (11,893)   (53,973)    13,671
      Accrued interest and taxes...............................................     (1,919)       631       (155)
      Deferred credits.........................................................     (5,418)    (7,137)    38,997
      Other....................................................................     (3,604)    10,571     10,654
    Other, net.................................................................     14,160     14,181      7,612
                                                                                 ---------  ---------  ---------
        Net cash flows from operating activities...............................    201,064     97,305    118,206
                                                                                 ---------  ---------  ---------
Cash Flows From Investing Activities:
  Utility plant additions......................................................   (119,284)  (100,784)   (95,009)
  PVNGS lease purchase.........................................................     --         --        (17,523)
  Utility plant sales..........................................................     39,562     49,302     --
  Other property additions.....................................................     (1,307)    (2,554)    (8,564)
  Other property sales.........................................................     --         19,912         68
  Temporary investments, net...................................................    (26,671)   (47,665)     3,920
                                                                                 ---------  ---------  ---------
        Net cash flows from investing activities...............................   (107,700)   (81,789)  (117,108)
                                                                                 ---------  ---------  ---------
Cash Flows From Financing Activities:
  Redemptions and repurchases of preferred stock...............................     (7,711)      (600)   (19,067)
  Redemption of first mortgage bonds...........................................    (45,000)    --         --
  Bond refinancing costs.......................................................     --         (8,960)    --
  Bond redemption premium and costs............................................     (2,732)    --         --
  Proceeds from asset securitization...........................................     --         60,475     --
  Repayments of long-term debt.................................................    (31,002)    (8,842)    (2,456)
  Net increase (decrease) in short-term debt...................................     --        (51,550)    38,550
  Dividends paid...............................................................     (6,400)    (6,609)    (7,750)
                                                                                 ---------  ---------  ---------
        Net cash flows from financing activities...............................    (92,845)   (16,086)     9,277
                                                                                 ---------  ---------  ---------
Increase (Decrease) in Cash....................................................        519       (570)    10,375
Cash at Beginning of Year......................................................     20,510     21,080     10,705
                                                                                 ---------  ---------  ---------
Cash at End of Year............................................................  $  21,029  $  20,510  $  21,080
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------
Supplemental cash flow disclosures:
  Interest paid................................................................  $  70,720  $  83,248  $  72,630
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------
  Income taxes paid............................................................  $  20,000  $  13,978  $  11,848
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------
Supplemental schedule of noncash investing and financing activities:
  On September 2, 1992, the Company acquired approximately 22% of the lessors'
   interests in the PVNGS Units 1 and 2 leases. In conjunction with the acquisition, long-term debt was recorded as follows:
    Utility plant acquired.....................................................                        $ 158,282
    Cash paid for beneficial interests and transaction costs...................                          (17,523)
                                                                                                       ---------
      Long-term debt recorded..................................................                        $(140,759)
                                                                                                       ---------
                                                                                                       ---------
  Cash consists of currency on hand and demand deposits.

   The accompanying notes are an integral part of these financial statements.

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                                                                                          DECEMBER 31,
                                                                                                   --------------------------
                                                                                                       1994          1993
                                                                                                   ------------  ------------
                                                                                                         (IN THOUSANDS)
Common Stock Equity:
  Common Stock, par value $5 per share...........................................................      $208,870      $208,870
  Additional paid-in capital.....................................................................       469,648       470,149
  Excess pension liability, net of tax...........................................................        (1,106)       (2,795)
  Retained earnings (deficit) since January 1, 1989..............................................       (46,006)     (120,848)
                                                                                                   ------------  ------------
      Total common stock equity..................................................................       631,406       555,376
                                                                                                   ------------  ------------

                                                                        SHARES
                                                                    OUTSTANDING AT    CURRENT
                                                         STATED      DECEMBER 31,   REDEMPTION
                                                          VALUE          1994          PRICE
                                                       -----------  --------------  -----------
Cumulative Preferred Stock:
  Without mandatory redemption requirements:
    1965 Series, 4.58%...............................   $     100        130,000     $  102.00         13,000        13,000
    8.48% Series.....................................         100        200,000        100.00         20,000        20,000
    8.80% Series.....................................         100        260,000        100.00         26,000        26,000
                                                                    --------------               ------------  ------------
                                                                         590,000                       59,000        59,000
                                                                    --------------               ------------  ------------
                                                                    --------------
  With mandatory redemption requirements:
    8.75% Series.....................................         100        179,750        100.00         17,975        25,686
    Redeemable within one year.......................                     --                          --              1,300
                                                                    --------------               ------------  ------------
                                                                         179,750                       17,975        24,386
                                                                    --------------               ------------  ------------
                                                                    --------------
Long-Term Debt:


ISSUE AND FINAL MATURITY                                            INTEREST RATES
- -----------------------------------------------------               --------------
 First mortgage bonds:
    1997..............................................                           5 7/8%                     14,650        15,400
    1999 through 2002.................................                7 1/4% to  8 1/8%                     43,272        44,639
    2004 through 2007.................................                8 1/8% to 10 1/8%                     43,421        92,461
    2008..............................................                              9 %                     54,374        57,386
    Pollution control revenue bonds:
    1993 through 2023.................................                   5.9% to 7 3/4%                    537,045       537,045
    2022..............................................                    Variable rate                     37,300        37,300
                                                                                                      ------------  ------------
      Total first mortgage bonds......................                                                     730,062       784,231
  Lease obligation bonds of First PV Funding
   Corporation:
    1996 through 2016.................................                   8.95% to 10.3%                    132,663       137,164
  Asset securitization................................                                                      38,805        56,137
  Other, including unamortized premium and
   (discount).........................................                                                        (935)       (1,007)
                                                                                                      ------------  ------------
      Total long-term debt............................                                                     900,595       976,525
  Less current maturities.............................                                                     148,532        18,903
                                                                                                      ------------  ------------
      Long-term debt, less current maturities.........                                                     752,063       957,622
                                                                                                      ------------  ------------
Total Capitalization..................................                                                $  1,460,444  $  1,596,384
                                                                                                      ------------  ------------
                                                                                                      ------------  ------------

   The accompanying notes are an integral part of these financial statements.

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1994, 1993 AND 1992

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

UTILITY PLANT

    Utility plant, with the exception of Palo Verde Nuclear Generating Station ("PVNGS") Unit 3 and the Company's purchased 22% beneficial interests in the PVNGS Units 1 and 2 leases is stated at original cost, which includes capitalized payroll-related costs such as taxes, pension and other fringe benefits, administrative costs and an allowance for funds used during construction ("AFUDC"). Utility plant includes certain electric assets not subject to NMPUC regulation. The results of operations of such electric assets are included in operating income.

    PVNGS Unit 3 and the Company's purchased 22% beneficial interests in the PVNGS Units 1 and 2 leases have been written down to net realizable value to reflect a permanent impairment in their estimated value.

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

DEPRECIATION AND AMORTIZATION

    Provision for depreciation and amortization of utility plant is made at annual straight-line rates approved by the NMPUC. The average rates used are as follows:

                                                                                1994         1993         1992
                                                                             -----------  -----------  -----------
Electric plant.............................................................       3.01%        2.98%        2.94%
Gas plant..................................................................       3.15%        3.12%        2.91%
Water plant................................................................       2.68%        2.62%        2.62%
Common plant...............................................................       4.94%        4.90%        4.92%

    As part of the final order approving the January 12, 1994 stipulation (see note 2), the NMPUC approved revised depreciation rates and incorporated them into the determination of retail rates. The new rates include a provision for the recovery of fossil-fueled plant decommissioning costs (see note 10).

    The provision for depreciation of certain equipment is charged to clearing accounts and subsequently allocated to operating expenses or construction projects based on the use of the equipment.

    Depreciation of non-utility property is computed on the straight-line method. Amortization of nuclear fuel is computed based on the units of production method.

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
NUCLEAR DECOMMISSIONING

    The Company accounts for nuclear decommissioning costs on a straight-line basis over the estimated useful life of the facilities. Such amounts are based on the net present value of expenditures estimated to be required to decommission the plant.

FUEL AND PURCHASED POWER ADJUSTMENT CLAUSE ("FPPCAC")

    As part of the final order approving the January 12, 1994 stipulation, the Company's FPPCAC for its retail customers was eliminated (see note 2). The Company continues to use the deferral method of accounting for fuel and purchased power costs for its firm-requirements wholesale customers. Such amounts are reflected in subsequent periods under a FPPCAC approved by the FERC.

PURCHASED GAS ADJUSTMENT CLAUSE ("PGAC")

    The Company uses the deferral method of accounting for gas purchase costs which are reflected in subsequent periods under gas adjustment clauses. Future recovery of these costs is based on orders issued by the NMPUC.

AMORTIZATION OF DEBT DISCOUNT, PREMIUM AND EXPENSE

    Discount, premium and expense related to the issuance of long-term debt are amortized over the lives of the respective issues. In connection with the retirement of long-term debt, such amounts associated with resources subject to NMPUC regulation are amortized over the lives of the respective issues. Amounts associated with the Company's firm-requirements wholesale customers and its excluded resources are recognized immediately as expense or income as they are incurred.

INCOME TAXES

    Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, ACCOUNTING FOR INCOME TAXES. SFAS No. 109 requires deferred income taxes for temporary differences between book and tax to be recorded using the liability method. Deferred income taxes are computed using the enacted tax rates scheduled to be in effect when the temporary differences reverse. Current NMPUC jurisdictional rates include the tax effects of the majority of these temporary differences (normalization). Recovery of reversing temporary differences previously accounted for under the flow-through method is also included in rates charged to customers. For regulated operations, any changes in tax rates applied to accumulated deferred income taxes may not be immediately recognized because of ratemaking and tax accounting provisions contained in the Tax Reform Act of 1986. For items accorded flow-through treatment under NMPUC orders, deferred income taxes and the future ratemaking effects of such taxes, as well as corresponding regulatory assets and liabilities, are recorded.

(2) ELECTRIC OPERATIONS

COMPETITIVE ELECTRIC MARKET

    The electric utility industry, as did the gas industry a decade ago, is currently undergoing major changes to meet a changing marketplace. Changes are occurring in response to actions by both Federal and state governments without an overarching plan to make all of the pieces and policies fit together and without a single government agency having the authority to impose one. At the Federal level, the passage of the National Energy Policy Act of 1992 (the "Energy Act") is causing the evolution of a traditional rate regulated industry into a competitive market environment. The Energy Act is intended to promote competition among utility and non-utility generators in the wholesale electric generation market. The Energy Act, coupled with increasing customer demands for lower-priced electricity, has accelerated industry restructuring and has intensified interest in increased

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992

(2) ELECTRIC OPERATIONS (CONTINUED)
competition at the retail level. In response to the Energy Act, FERC has released notices of proposed rulemakings which include topics such as transmission access and pricing, stranded investment, and regional pooling. Such proposed rulemakings would affect the electric utility industry generally. The Company is unable to predict the outcome of these proposals. In addition, initiatives at the state level in New Mexico relating to retail wheeling continue to receive attention

SPECIFIC ACTIONS BY THE COMPANY

    On January 11, 1993, the Company announced specific actions determined to be necessary in order to accelerate the Company's preparation for the new challenges in the competitive electric energy market. As part of this announcement, the Company stated its intention to attempt to sell PVNGS Unit 3. As a result, the Company recorded a $126.2 million after-tax charge to 1992 earnings related to the write-down of PVNGS Unit 3 and the provision for loss associated with the M-S-R power purchase contract based on the estimated net realizable value of these resources.

    On January 12, 1994, the Company and the NMPUC staff and primary intervenor groups entered into a rate reduction stipulation. The Company filed the stipulation with the NMPUC, recommending that electric retail rates be reduced by $30 million. This reduction was accomplished primarily through the write-down of the 22% beneficial interests in the PVNGS Units 1 and 2 leases purchased by the Company, the write-off of certain regulatory assets and other deferred costs, the write-off of certain PVNGS Units 1 and 2 common costs and the Company's previously announced cost reduction efforts. In conjunction with the stipulation, the Company charged approximately $108.2 million, after-tax, to the 1993 results of operations.

    On November 28, 1994, the NMPUC issued a final order approving the stipulation as interpreted and provided by the order which was effective for bills rendered starting November 29, 1994.

    As recommended in the stipulation, the Company's interests in PVNGS Units 1 and 2 are now confirmed in this NMPUC order as "used and useful" for the rate making purposes of the stipulation and the finding remains in force until the stipulation is superseded or otherwise terminated. The order confirms that the status of PVNGS Units 1 and 2 is no different from that of other used and useful assets. Any costs incurred for these units as of January 12, 1994, will be fully recoverable in the Company's jurisdictional rates consistent with the terms and conditions of the NMPUC order and the stipulation, and subject to assurance that all such costs have been accounted for accurately.

    In approving the stipulation, the NMPUC reconfirmed its authority over the Company and its authority to issue orders in the public interest, finding nothing in the stipulation to supersede that authority. Pursuant to the stipulation, the signatories do not intend to file or cause the filing of a general rate case before January 1, 1998, in the absence of a significant restructuring of rate base or unforeseen circumstances occasioning a significant change in the Company's costs. As a result of the order, the Company believes that the rates agreed upon in the stipulation will be adequate to recover the cost of its New Mexico jurisdictional services going forward and further believes that the Company will be in a better position to compete in a competitive electric market environment.

UNCERTAINTIES

    The Company believes that the stipulation has improved its competitive position in the electric market, but recognizes that low cost producers may have an advantage if the regulatory framework changes significantly towards retail wheeling concepts. The Company's generating costs are currently above those of some neighboring utilities due primarily to the expensive nuclear generation.

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992

(2) ELECTRIC OPERATIONS (CONTINUED)
    The future structure of the industry, the form and timing of competition and the method of regulation in a competitive environment remains uncertain. In the transition to a more competitive market environment from a traditional rate regulated environment, the value of a utility's assets could be affected significantly. If the cost of operating a utility's existing assets is above market prices, the utility may be unable to recover all of its costs without adequate treatment for stranded assets. In the Company's situation, if included generation costs currently being recovered in retail rates were to be based on a competitive market price which is lower than its current costs, the value of the Company's PVNGS Units 1 and 2 investment could be economically impaired.

STRATEGIC PLAN

    In order to mitigate the exposures associated with a competitive electric market and transition into this changing environment, the Company, in addition to the January 11, 1993 announcement and other actions discussed above, has set the following strategic plan: (1) secure financial flexibility by retiring debt,
(2)  restructure the Company's  expensive generating assets  and nuclear leases,
(3) control operating and maintenance costs, and (4) develop new business opportunities in the energy related area. It should be noted, however, that the Company's ability to restructure its generating assets and nuclear leases is limited. In addition, the Company's ability to develop new business opportunities will be subject to state laws, rules and regulations.

    As part of this plan, the Company has internally restructured its operations into four separate business units, each targeted at a specific segment of its customer base. The new structure is intended to make the Company more customer oriented and responsive to the changing competitive environment. The four units
- -- Electric Services, Gas Services, Bulk Power Services and Energy Services -- will be evaluated continuously for their contribution to building shareholder value.

(3) CAPITALIZATION
    Changes in common stock, additional paid-in capital and cumulative preferred stock are as follows:

                                                                                               CUMULATIVE PREFERRED STOCK
                                                                                          -------------------------------------
                                                                                                                       WITH
                                                                                             WITHOUT MANDATORY       MANDATORY
                                                                                                                    REDEMPTION
                                                                                          REDEMPTION REQUIREMENTS   REQUIREMENTS
                                                         COMMON STOCK                     ------------------------  -----------
                                                    -----------------------  ADDITIONAL                 AGGREGATE
                                                    NUMBER OF    AGGREGATE     PAID-IN     NUMBER OF     STATED      NUMBER OF
                                                      SHARES     PAR VALUE     CAPITAL      SHARES        VALUE       SHARES
                                                    ----------  -----------  -----------  -----------  -----------  -----------
                                                                              (DOLLARS IN THOUSANDS)
Balance at December 31, 1992......................  41,774,083     208,870      470,149      590,000       59,000      257,000
  Redemption of preferred stock...................      --          --           --           --           --             (139)
  Redemption within one year......................      --          --           --           --           --          (13,000)
                                                    ----------  -----------  -----------  -----------  -----------  -----------
Balance at December 31, 1993......................  41,774,083     208,870      470,149      590,000       59,000      243,861
  Redemption of preferred stock...................      --          --             (501)      --           --          (64,111)
Balance at December 31, 1994......................  41,774,083   $ 208,870    $ 469,648      590,000    $  59,000      179,750
                                                    ----------  -----------  -----------  -----------  -----------  -----------
                                                    ----------  -----------  -----------  -----------  -----------  -----------


                                                     AGGREGATE
                                                      STATED
                                                       VALUE
                                                    -----------

Balance at December 31, 1992......................      25,700
  Redemption of preferred stock...................         (14)
  Redemption within one year......................      (1,300)
                                                    -----------
Balance at December 31, 1993......................      24,386
  Redemption of preferred stock...................      (6,411)
Balance at December 31, 1994......................   $  17,975
                                                    -----------
                                                    -----------

COMMON STOCK

    The number of authorized shares of common stock with par value of $5 per share is 80 million shares.

    The payment of cash dividends on the common stock of the Company is subject to certain restrictions, including those contained in the Company's mortgage indenture, which effectively prevent the payment of dividends on common stock unless the Company has positive retained

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992

(3) CAPITALIZATION (CONTINUED)
earnings. The Company's board of directors, which reviews the Company's dividend policy on a continuing basis, has not declared dividends on its common stock since January 1989. As of December 31, 1994, the Company had a deficit in retained earnings of $46 million and is, therefore, currently unable to resume payment of dividends on its common stock. The resumption of common dividends is dependent upon a number of factors including earnings and financial condition of the Company and market conditions.

CUMULATIVE PREFERRED STOCK

    The number of authorized shares of cumulative preferred stock is 10 million shares. The Company's restated articles of incorporation limit the amount of preferred stock which may be issued. The earnings test in the Company's restated articles of incorporation currently allows for the issuance of preferred stock.

    The Company, upon 30 days notice, may redeem the cumulative preferred stock at stated redemption prices plus accrued and unpaid dividends. Redemption prices are at reduced premiums in future years.

    The Company evaluated its ability to continue paying dividends on its preferred stock under restrictions imposed by the Federal Power Act due to the Company's negative retained earnings. In 1993, the Company advised the FERC staff of the Company's position that payment of preferred stock dividends would not be in violation of the Federal Power Act. As a result, the Company continued to declare and pay dividends on its preferred stock on scheduled dates.

    There are no mandatory redemption requirements for 1995 through 1998 and only $75,000 in 1999. During any period that the Company is unable to pay preferred dividends, if that should occur, the Company would be prohibited by its restated articles of incorporation from making future mandatory redemption payments.

LONG-TERM DEBT

    Substantially all utility plant is pledged to secure the Company's first mortgage bonds. A portion of certain series of long-term debt will be redeemed serially prior to their due dates. The issuance of first mortgage bonds by the Company is subject to earnings coverage and bondable property provisions of the Company's first mortgage indenture. The Company also has the capability under the mortgage indenture without regard to the earnings test but subject to other conditions to issue first mortgage bonds on the basis of certain previously retired bonds and earnings.

    The aggregate amounts (in thousands) of maturities for 1995 through 1999 on long-term debt outstanding at December 31, 1994 are as follows:

1995.............................................................  $ 148,532
1996.............................................................  $  17,317
1997.............................................................  $  22,345
1998.............................................................  $   4,341
1999.............................................................  $  16,229

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992

(3) CAPITALIZATION (CONTINUED)
FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of the Company's long-term debt and preferred stock (including current maturities) is estimated to be approximately:

                                                                1994                      1993
                                                      ------------------------  ------------------------
                                                       CARRYING       FAIR       CARRYING       FAIR
                                                        AMOUNT        VALUE       AMOUNT        VALUE
                                                      -----------  -----------  -----------  -----------
                                                                        (IN THOUSANDS)
Preferred Stock.....................................  $    76,975  $    60,000  $    84,686  $    75,000
Long-Term Debt......................................  $   900,595  $   805,000  $   976,525  $   986,000

     Estimates are based on market quotes obtained from the Company's investment bankers.

(4) REVOLVING CREDIT FACILITY AND OTHER CREDIT FACILITIES
    At December 31, 1994, the Company had a $100 million secured revolving credit facility (the "Facility") with the expiration date of June 13, 1995. The Company must pay commitment fees of .5% per year on the total amount of the Facility. The Company expects to renew the Facility prior to its expiration. The Company also has a $40 million credit facility, collateralized by the Company's electric customer accounts receivable (the "Accounts Receivable Securitization") with an expiration date of December 20, 1998. Together with $11 million in local lines of credit, the Company has $151 million in liquidity arrangements. As of December 31, 1994, there were no borrowings outstanding under the Facility, the Accounts Receivable Securitization or any of the local lines of credit.

(5) INCOME TAXES
    Income taxes consist of the following components:

                                                                      1994        1993         1992
                                                                    ---------  ----------  ------------
                                                                              (IN THOUSANDS)

Current Federal income tax........................................  $  24,243  $   12,502  $     19,285
Current State income tax..........................................     --          --             3,292
Deferred Federal income tax.......................................     15,449     (52,827)      (76,808)
Deferred State income tax.........................................      8,077      (8,433)      (14,859)
Investment tax credit carryforward................................     --          --             1,036
Amortization of accumulated investment tax credits................     (4,701)     (5,036)       (6,113)
Recognition of accumulated deferred investment tax credits
 relating to PVNGS Unit 3 (1992) and other utility property (1993
 and 1994)........................................................     (2,197)     (3,284)      (16,313)
                                                                    ---------  ----------  ------------
  Total income taxes..............................................  $  40,871  $  (57,078) $    (90,480)
                                                                    ---------  ----------  ------------
                                                                    ---------  ----------  ------------
Charged to operating expenses.....................................  $  44,210  $   25,721  $     16,891
Charged (credited) to other income and deductions.................     (3,339)    (82,799)     (107,371)
                                                                    ---------  ----------  ------------
  Total income taxes..............................................  $  40,871  $  (57,078) $    (90,480)
                                                                    ---------  ----------  ------------
                                                                    ---------  ----------  ------------

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992

(5) INCOME TAXES (CONTINUED)
    The Company's provision for income taxes differed from the Federal income tax computed at the statutory rate for each of the years shown. The differences are attributable to the following factors:

                                                                       1994        1993        1992
                                                                     ---------  ----------  ----------
                                                                              (IN THOUSANDS)
Federal income tax at statutory rates..............................  $  42,417  $  (41,497) $  (66,210)
Investment tax credits.............................................     (4,701)     (5,036)     (6,113)
Depreciation of flow-through items.................................      1,112       1,719       2,027
Gains on the sale and leaseback of PVNGS Units 1
 and 2.............................................................       (527)       (514)       (491)
State income tax...................................................      5,222      (5,585)     (9,249)
Write-down of PVNGS Unit 3.........................................     --          --          (9,529)
Gain on sale of utility property...................................     (2,139)     (3,169)     --
Federal income tax rate change to 35%..............................     --          (2,527)     --
Other..............................................................       (513)       (469)       (915)
                                                                     ---------  ----------  ----------
  Total income taxes...............................................  $  40,871  $  (57,078) $  (90,480)
                                                                     ---------  ----------  ----------
                                                                     ---------  ----------  ----------

    Deferred income taxes result from certain differences between the recognition of income and expense for tax and financial reporting purposes, as described in note 1. The major sources of these differences for which deferred taxes have been provided and the tax effects of each are as follows:

                                                                       1994        1993        1992
                                                                    ----------  ----------  ----------
                                                                              (IN THOUSANDS)
Deferred fuel costs...............................................  $   (1,945) $    4,549  $   10,938
Depreciation and cost recovery....................................      22,118      17,668      14,632
Write-down of PVNGS Unit 3........................................      --          --         (62,259)
Loss provision for the M-S-R power purchase contract..............       5,632       6,335     (15,464)
Contributions in aid of construction..............................      (5,055)     (4,491)     (2,435)
Unbilled revenues.................................................      --          --          11,136
Alternative minimum tax in excess of regular tax..................     (24,100)    (13,808)        526
Net operating losses utilized (carryforward)......................      35,077      15,067     (38,565)
PVNGS decommissioning.............................................      (2,445)     (3,962)     (2,925)
Write-down of interests in PVNGS Units 1 and 2....................      --         (51,585)     --
Hedge loss write-off..............................................      --          (3,908)     --
Loss on reacquired debt write-off.................................      --          (5,561)     --
Gain on sale of utility property..................................      (8,421)    (11,321)     --
Contribution to 401(h) plan.......................................       1,204      (3,226)     --
PVNGS decontamination.............................................      --          --          (2,590)
Reserve for litigation............................................      --          (1,979)     --
Other.............................................................       1,461      (5,038)     (4,661)
                                                                    ----------  ----------  ----------
  Net deferred taxes provided.....................................  $   23,526  $  (61,260) $  (91,667)
                                                                    ----------  ----------  ----------
                                                                    ----------  ----------  ----------

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992

(5) INCOME TAXES (CONTINUED)
    The components of the net accumulated deferred income tax liability were:

                                                                                   1994         1993
                                                                                -----------  -----------
                                                                                     (IN THOUSANDS)
Deferred Tax Assets:
  Net operating losses........................................................  $    51,199  $    84,768
  Alternative minimum tax.....................................................       40,626       16,527
  Nuclear decommissioning.....................................................       11,703        9,258
  Regulatory liabilities......................................................       64,877       69,880
  Other.......................................................................       41,446       50,027
                                                                                -----------  -----------
    Total deferred tax assets.................................................  $   209,851  $   230,460
                                                                                -----------  -----------
Deferred Tax Liabilities:
  Depreciation................................................................  $   175,068  $   169,107
  Investment tax credit.......................................................       71,564       78,462
  Fuel costs..................................................................       28,794       30,739
  Regulatory assets...........................................................       77,020       75,168
  Other.......................................................................        6,176        2,729
                                                                                -----------  -----------
    Total deferred tax liabilities............................................      358,622      356,205
                                                                                -----------  -----------
Accumulated deferred income taxes--net........................................  $   148,771  $   125,745
                                                                                -----------  -----------
                                                                                -----------  -----------

    At December 31, 1994, the Company had net operating loss carryforwards for Federal income tax purposes of $69.1 million, $15.1 million, and $55.1 million which expire in 2004, 2005 and 2007, respectively. For purposes of New Mexico state income tax, these carryforwards, if unused, would expire in 2004, 2005 and 1997, respectively. New Mexico law provides a five-year carryforward for all net operating losses incurred after 1990. The Company anticipates that all of these carryforwards will be fully utilized before expiration, and the financial statements reflect that expectation.

    The Company defers investment tax credits related to utility assets and amortizes them over the estimated useful lives of those assets. Investment tax credits related to non-utility assets have been flowed through in earlier years.

(6) EMPLOYEE AND POST-EMPLOYMENT BENEFITS

PENSION PLAN

    The Company and its subsidiaries have a pension plan covering substantially all of their employees, including officers. The plan is non-contributory and provides for benefits to be paid to eligible employees at retirement based primarily upon years of service with the Company and their average of highest annual base salary for three consecutive years. The Company's policy is to fund actuarially-determined contributions. Contributions to the plan reflect benefits attributed to employees' years of service to date and also for services expected to be provided in the future. Plan assets primarily consist of common stock, fixed income securities, cash equivalents and real estate.

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992

(6) EMPLOYEE AND POST-EMPLOYMENT BENEFITS (CONTINUED)
    The components of pension cost (in thousands) are as follows:

                                                                       1994        1993        1992
                                                                    ----------  ----------  ----------
Service cost......................................................  $    8,121  $    7,263  $    7,701
Interest cost.....................................................      17,589      16,849      15,537
Actual loss (return) on plan assets...............................       1,079     (18,148)     (7,547)
Net amortization and deferral.....................................     (18,731)       (878)    (11,596)
                                                                    ----------  ----------  ----------
Net periodic pension cost.........................................       8,058       5,086       4,095
Curtailment loss..................................................      --           1,657      --
                                                                    ----------  ----------  ----------
Total pension expense.............................................  $    8,058  $    6,743  $    4,095
                                                                    ----------  ----------  ----------
                                                                    ----------  ----------  ----------

    The following sets forth the plan's funded status and amounts (in thousands) at December 31, 1994 and 1993:

                                                                                   1994         1993
                                                                                -----------  -----------
Vested benefits...............................................................  $   183,364  $   205,909
Non-vested benefits...........................................................        8,071        8,191
                                                                                -----------  -----------
Accumulated benefit obligation................................................      191,435      214,100
Effect of future compensation levels..........................................       36,581       44,500
                                                                                -----------  -----------
Projected benefit obligation..................................................      228,016      258,600
Fair value of plan assets.....................................................      208,751      212,475
                                                                                -----------  -----------
Projected benefit obligation in excess of assets..............................       19,265       46,125
Unrecognized prior service cost...............................................         (248)        (282)
Net unrecognized loss from past experience different from assumed and the
 effects of changes in assumptions............................................      (27,183)     (54,876)
Unamortized asset at transition, being amortized through the year 2002........        8,142        9,306
Additional liability (unfunded accumulated benefits in excess of accrued
 pension cost)................................................................      --             1,352
                                                                                -----------  -----------
Accrued pension liability (asset).............................................  $       (24) $     1,625
                                                                                -----------  -----------
                                                                                -----------  -----------

    The weighted average discount rate used to measure the projected benefit obligation was 8.25% for 1994 and 7.0% for 1993 and the expected long-term rate of return on plan assets was 8.75% for 1994 and 9.0% for 1993. The rate of increase in future compensation levels based on age-related scales was 4.1% for 1994 and 1993.

OTHER POSTRETIREMENT BENEFITS

    The Company adopted SFAS No. 106, EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS, effective January 1, 1993. The Company provides medical and dental benefits to

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992

(6) EMPLOYEE AND POST-EMPLOYMENT BENEFITS (CONTINUED)
eligible  retirees. Currently, retirees are offered  the same benefits as active
employees  after   reflecting   Medicare   coordination.   The   components   of
postretirement benefit cost (in thousands) for 1994 and 1993 are as follows:

                                                                                      1994       1993
                                                                                    ---------  ---------
Service cost......................................................................  $   1,389  $   1,175
Interest cost.....................................................................      3,250      2,974
Actual loss (return) on plan assets...............................................        100        (56)
Transition obligation amortization................................................      1,817      1,857
Net amortization and deferral.....................................................       (295)    --
                                                                                    ---------  ---------
Net periodic postretirement benefit cost..........................................      6,261      5,950
Curtailment loss..................................................................     --          4,295
                                                                                    ---------  ---------
Total postretirement benefit expense..............................................  $   6,261  $  10,245
                                                                                    ---------  ---------
                                                                                    ---------  ---------

    The following sets forth the plan's funded status and amounts (in thousands) at December 31, 1994 and 1993:

                                                                                   1994         1993
                                                                                -----------  -----------
Accumulated benefit obligations for:
  Retirees....................................................................  $    32,085  $    24,007
  Fully eligible employees....................................................        1,848        1,120
  Active employees............................................................       27,387       22,144
                                                                                -----------  -----------
Accumulated benefit obligation................................................       61,320       47,271
Fair value of plan assets.....................................................        8,559        2,118
                                                                                -----------  -----------
Funded status.................................................................      (52,761)     (45,153)
Net unrecognized loss.........................................................       15,310        3,956
Unrecognized transition obligation (being amortized through the year 2012)....       32,708       34,525
                                                                                -----------  -----------
Accrued postretirement liability..............................................  $    (4,743) $    (6,672)
                                                                                -----------  -----------
                                                                                -----------  -----------

    Prior to 1993, the costs of these benefits were expensed on a pay-as-you-go basis. The cost of providing these benefits was approximately $1.5 million for 1992. The discount rate used to measure the postretirement benefit obligation was 8.25% for 1994 and 7% for 1993. The health care cost trend rate was 7.5% and 6% for 1994 and 1993, respectively. The effect of a 1% increase in the health care trend rate assumption would increase the accumulated postretirement benefit obligation as of December 31, 1994 by approximately $9.1 million and the aggregate service and interest cost components of net periodic postretirement benefit cost for 1994 by approximately $1.2 million.

    SFAS No. 106 requires accrual of postretirement benefits during the years employees provide services. In 1993, the NMPUC issued a final order in a case regarding an inquiry into SFAS No. 106. In its final order, the NMPUC adopted a policy which provides for accrual accounting for the postretirement benefit costs, funding requirements into an irrevocable trust and specific reporting for the benefit costs in future rate cases. The order also provides for specific waiver provisions with respect to the external trust funding requirements and a deferral of the benefit costs in excess of the pay-as-you-go basis. The Company received approval on November 28, 1994 for the recovery of the full accrual amount of SFAS No. 106 expense for its electric business unit. As of December 31, 1994, no benefit costs were deferred for the electric business unit. The Company filed supplemental

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992

(6) EMPLOYEE AND POST-EMPLOYMENT BENEFITS (CONTINUED) information regarding the funding of postretirement benefits on February 24, 1995, which outlined the types of funding vehicles and the amounts funded for 1994 related to the electric business unit. The Company defers the benefit costs in excess of the pay-as-you-go basis for the gas business unit ($2.8 million deferred as of December 31, 1994) and will address the recovery of this amount as well as the full accrual amount of SFAS No. 106 expense related to the gas business unit in its next general rate case which will be filed in 1995.

PERFORMANCE STOCK PLAN

    As approved by the Company's shareholders on May 25, 1993, the Company adopted a nonqualified stock option plan (Performance Stock Plan) covering a group of management employees. Under the terms of the plan which became effective on July 1, 1993, options to purchase shares of the Company's common stock are granted with an exercise price equal to the fair market value of the stock at the date of grant. On July 1, 1993, the Company granted 370,000 options to the covered employees under the plan at an exercise price of $13.75 per share. In 1994, the Company made an additional initial grant under the plan of 8,306 options with an exercise price of $11.50 per share. In addition, based on the Company's 1994 performance, 803,127 options were granted at an exercise price of $13.00. The remaining 842,385 options, including 23,818 returned options, are available for future grants. Options may be exercised following vesting as described in the plan. Currently no options are eligible for exercise.

EXECUTIVE RETIREMENT PROGRAM

    The Company had an executive retirement program for a group of management employees. The program was intended to attract, motivate and retain key management employees. The Company's projected benefit obligation for this program, as of December 31, 1994, was $17.7 million, of which the accumulated and vested benefit obligation was $16.3 million. As of December 31, 1994, the Company has recognized an additional liability of $1.1 million for the amount of unfunded accumulated benefits in excess of accrued pension costs. The net periodic pension cost for 1994, 1993 and 1992 was $2.2 million, $2.1 million and $2.0 million, respectively. In 1989, the Company established an irrevocable grantor trust in connection with the executive retirement program. Under the terms of the trust, the Company may, but is not obligated to, provide funds to the trust, which was established with an independent trustee, to aid it in meeting its obligations under such program. Funds in the amount of approximately $11.1 million (fair market value of $11.4 million) are presently in trust. No additional funds have been provided to the trust since 1989.

(7) CONSTRUCTION PROGRAM AND JOINTLY-OWNED PLANTS
    It is estimated that the Company's construction expenditures for 1995 will be approximately $117 million, including expenditures on jointly-owned projects. The Company's proportionate share of expenses for the jointly-owned plants is included in operating expenses in the consolidated statement of earnings.

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992

(7) CONSTRUCTION PROGRAM AND JOINTLY-OWNED PLANTS (CONTINUED)
    At   December  31,  1994,   the  Company's  interests   and  investments  in
jointly-owned generating facilities are:

                                                                                CONSTRUCTION
                                                      PLANT IN    ACCUMULATED     WORK IN       COMPOSITE
STATION (FUEL TYPE)                                    SERVICE    DEPRECIATION    PROGRESS      INTEREST
- ---------------------------------------------------  -----------  ------------  ------------  -------------
                                                                         (IN THOUSANDS)
San Juan Generating Station (Coal).................  $   708,335   $  269,625    $    5,591         46.3%
Palo Verde Nuclear Generating Station (Nuclear)....  $   189,504*  $   32,623*   $   10,148*        10.2%
Four Corners Generating Station Units 4 and 5
 (Coal)............................................  $   114,910   $   35,537    $    4,494         13.0%

- ------------------------
* Includes the Company's interest in PVNGS Unit 3, the Company's interest in common facilities for all PVNGS units and the 22% beneficial interests in the PVNGS Units 1 and 2 leases purchased on September 2, 1992.

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1994, 1993 and 1992

(7) CONSTRUCTION PROGRAM AND JOINTLY-OWNED PLANTS

SAN JUAN GENERATING STATION ("SJGS")

    The Company operates and jointly owns SJGS. At December 31, 1994, SJGS Units 1 and 2 are owned on a 50% shared basis with Tucson Electric Power Company, Unit 3 is owned 50% by the Company, 41.8% by Southern California Public Power Authority and 8.2% by Century Power Corporation ("Century"). Century has agreed to sell its remaining 8.2% interest to Tri-State Generation and Transmission Association, Inc. Unit 4 is owned 38.457% by the Company, 8.475% by the City of Farmington, 28.8% by M-S-R, 7.2% by the County of Los Alamos, 10.04% by the City of Anaheim, California and 7.028% by Utah Associated Municipal Power Systems.

PALO VERDE NUCLEAR GENERATING STATION

    The Company has a 10.2% interest in PVNGS. Commercial operation commenced in 1986 for Unit 1 and Unit 2 and 1988 for Unit 3. In 1985 and 1986, the Company completed sale and leaseback transactions for its undivided interests in Units 1 and 2 and certain related common facilities.

    On September 2, 1992, the Company purchased approximately 22% of the beneficial interests in PVNGS Units 1 and 2 leases for approximately $17.5 million. For accounting purposes, this transaction was recorded as a purchase with the Company recording approximately $158.3 million as utility plant (written down to $46.7 million as a result of the January 12, 1994 stipulation, see note 2) and $140.8 million as long-term debt on the Company's consolidated balance sheet.

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

    The PVNGS participants maintain "all-risk" (including nuclear hazards) insurance for nuclear property damage to, and decontamination of, property at PVNGS in the aggregate amount of approximately $2.8 billion as of January 1, 1995, a substantial portion of which must first be applied to stabilization and decontamination. The Company has also secured insurance against a portion of the increased cost of generation or purchased power resulting from certain accidental outages of any of the three PVNGS units if such outage exceeds 21 weeks.

    The Company has a program for funding its share of decommissioning costs for PVNGS. Under this program, the Company makes a series of annual deposits to an external trust fund over the estimated useful life of each unit with the trust funds being invested under a plan which allows the accumulation of funds largely on a tax-deferred basis through the use of life insurance policies on certain current and former employees. The results of the 1992 decommissioning study indicate that the Company's share of the PVNGS decommissioning costs will be approximately $150.4 million, an increase from $98.9 million based on the previous study (both amounts are stated in 1994 dollars). The Company determined that a supplemental investment program will be needed as a result of both the cost increase and the under performance of the existing investment program. In 1995, the Company will file a request for permission from the NMPUC to establish a supplemental investment program,

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992

(7) CONSTRUCTION PROGRAM AND JOINTLY-OWNED PLANTS (CONTINUED) allowing for investment in more traditional classes of investments. The Company will also request the authority to establish a qualified tax advantaged trust for Units 1 and 2. Due to IRS regulations, Unit 3 will remain in a non-qualified trust. With the uncertainty of the FERC regulation regarding restrictions on investment vehicles, the Company will address any issues as they are resolved. In the November 28, 1994 NMPUC order (see note 2), the NMPUC approved the increased decommissioning costs for PVNGS Units 1 and 2 and included such amounts as a component in the determination of retail rates. The market value of the existing trust at the end of 1994 was approximately $12 million, including cash surrender value of the policies. A new PVNGS decommissioning cost study will be performed during the latter half of 1995.

(8) LONG-TERM POWER CONTRACTS AND FRANCHISES
    The Company has two long-term contracts for the purchase of electric power. Under a contract with M-S-R, which expires in early 1995, the Company is obligated to pay certain minimum amounts and a variable component representing the expenses associated with the energy purchased and debt service costs associated with capital improvements. Total payments under this contract amounted to approximately $42 million for 1994 and 1993, and $40 million for 1992. The minimum payment under this contract is $9.0 million for the first four months of 1995, at which time this contract expires. The Company recorded a provision for loss associated with the M-S-R power purchase contract in its 1992 results of operation.

    The Company has a long-term contract with Southwestern Public Service Company ("SPS") to purchase interruptible power which began in June 1991. Total payments under this contract amounted to approximately $9.0 million in 1994. Minimum payments under the contract amount to approximately $11.7 million and $14.0 million for 1995 and 1996, respectively. In addition, the Company will be required to pay for any energy purchased under the contract. The amount of minimum payments for future years will depend on whether the Company exercises its option to reduce its purchase obligations under the contract. Such options require three years advance notification.

(9) LEASE COMMITMENTS
    The Company classifies its leases in accordance with generally accepted accounting principles. The Company leases Units 1 and 2 of PVNGS, transmission facilities, office buildings and other equipment under operating leases. The lease expense for PVNGS is $66.3 million per year over base lease terms expiring in 2015 and 2016. Prior to 1992, the aggregate lease expense for the PVNGS leases was $84.6 million per year over the base lease terms; however, this amount was reduced by the purchase of approximately 22% of the beneficial interests in the PVNGS Units 1 and 2 leases (see note 7). Each PVNGS lease contains renewal and fair market value purchase options at the end of the base lease term.

    Future minimum operating lease payments (in thousands) at December 31, 1994 are:

1995...........................................................  $   77,205
1996...........................................................      77,076
1997...........................................................      76,967
1998...........................................................      76,865
1999...........................................................      76,580
Later years....................................................   1,178,376
                                                                 ----------
  Total minimum lease payments.................................  $1,563,069
                                                                 ----------
                                                                 ----------

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992

(9) LEASE COMMITMENTS (CONTINUED)
    Operating lease expense, inclusive of PVNGS, was approximately $79.1 million in 1994, $80.6 million in 1993 and $91.1 million in 1992. The aggregate minimum payments to be received in future periods under noncancelable subleases are approximately $7.1 million.

(10) ENVIRONMENTAL ISSUES AND FOSSIL-FUELED PLANT DECOMMISSIONING COSTS
    The Company is committed to complying with all applicable environmental regulations in a responsible manner. Compliance with all environmental issues has and will continue to present a challenge to the Company. The Company has evaluated the potential impacts of the following environmental issues and believes, after consideration of established reserves, that the ultimate outcome of these environmental issues will not have a material adverse effect on the Company's financial condition or results of operations.

ENVIRONMENTAL ISSUES -- GAS

COMPREHENSIVE ENVIRONMENTAL RESPONSE, COMPENSATION AND LIABILITY ACT ("CERCLA")

    Two CERCLA 104(e) requests for information were received from the United States Environmental Protection Agency ("EPA") in late 1993, requesting information regarding shipment of wastes to the Lee Acres Landfill, located on Bureau of Land Management ("BLM") land near the city of Bloomfield in San Juan County, New Mexico. The landfill is currently listed on the National Priorities List as a superfund site. Gas Company of New Mexico, a division of the Company ("GCNM") and Sunterra Gas Gathering Company, a wholly-owned subsidiary of the Company ("Gathering Company") assessed their records and other information to determine whether wastes were ever shipped from their facilities to the landfill during the period when they owned and operated the natural gas facilities. GCNM and Gathering Company's assessment indicated that no hazardous materials were shipped from their facilities to the landfill during this time period. Nonetheless, GCNM and Gathering Company could be determined to be potentially responsible parties if the EPA ultimately determines GCNM and Gathering Company shipped wastes to the site, and could be asked or compelled to provide funds for site cleanup. GCNM and Gathering Company submitted their response to the EPA on March 8, 1994. To date, GCNM and Gathering Company have not received any further notification from the EPA regarding the Lee Acres site.

AIR PERMITS

    An environmental audit performed in association with the Company's proposed sale of certain gas assets brought to light certain discrepancies regarding required air permits associated with certain natural gas facilities. The audit identified a total of thirteen facilities containing discrepancies. The vast majority of the discrepancies were minor in nature and included discrepancies in record keeping, equipment identification and inaccurate information in air permit applications. The discrepancies at three of the facilities involve permit issuance and modification and are more serious in nature. The Company is subject to administrative fines/penalties by the New Mexico Environment Department ("NMED") for these discrepancies.

    In April 1994, the Company met with the NMED to discuss the nature of the permit discrepancies and to propose methods and schedules to resolve the discrepancies. As a result of this meeting, the NMED has informed the Company that it will not pursue enforcement of the thirteen minor discrepancies noted above. On August 30, 1994, the Company submitted its permit modification application for the Lybrook Gas Processing Plant ("Lybrook"). On November 14, 1994, the Company received a written Notice of Violation ("NOV") from the NMED for Lybrook. The NOV indicates the NMED has concluded that the Company violated air quality control regulations requiring permits for

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992

(10) ENVIRONMENTAL ISSUES AND FOSSIL-FUELED PLANT DECOMMISSIONING
COSTS (CONTINUED)
modification of stationary sources. The NOV indicated the Company may be subject to a civil action in district court for the appropriate relief and/or the assessment of civil penalties. The Company has responded to the NOV and is pursuing efforts to address the NOV with the NMED.

    The Company anticipates that it will submit Processing Company's air permit modification application on the Kutz Canyon Gas Processing Plant ("Kutz") in the first quarter of 1995. While the Company cannot be certain, the Kutz filing, which will be similar to the Lybrook filing, may also result in an NOV from the NMED due to apparent permit discrepancies in the Kutz air permit. At this point in time, the Company cannot estimate the amount of any fine or penalty, if any, that may be attributable to the Kutz filing.

GAS WELLHEAD PIT REMEDIATION

    The New Mexico Oil Conservation Commission ("NMOCC") issued an order effective on January 14, 1993, that affects GCNM and Gathering Company's natural gas gathering facilities located in the San Juan Basin in Northwestern New Mexico. The NMOCC ruling prohibits the further discharge of fluids associated with the production of natural gas into unlined earthen pits in certain specified areas of the San Juan Basin. The NMOCC ruling required the cessation of discharge of production fluids in three specified areas within specific time frames. In addition, the ruling required the submission of closure plans for the closure of pits in which production fluids were previously discharged. The BLM has issued a similar ruling. GCNM and Gathering Company have ceased discharge in the first area identified by the NMOCC and are proceeding to cease discharge in the second area identified in the NMOCC ruling. GCNM and Gathering Company have also submitted and received approval of their pit closure plans from the New Mexico Oil Conservation Division, ("OCD"), the Energy Minerals and Natural Resources Department, as well as the BLM. Because the assets associated with GCNM and Gathering Company's gathering operations are the subject of the sale of gas assets to Gas Processing Blanco, Inc., a subsidiary of the Williams Field Service Group, Inc. ("Williams"), GCNM and Gathering Company will not be subject to the cease discharge requirement for the third and final area identified in the NMOCC's ruling if the sale closes prior to March 1, 1996.

    The three previously mentioned gas operations environmental issues, with the exception of the third and final area identified in NMOCC's ruling related to gas wellhead pit remediation are part of the retained environmental liabilities under the sale agreement with Williams (see note 11).

DIETHANOLAMINE ("DEA") SPILL

    In June 1994, Sunterra Gas Processing Company, a wholly-owned subsidiary of the Company ("Processing Company"), experienced a release of DEA due to an equipment malfunction. DEA wastes are oilfield exempt wastes which are not subject to regulation as hazardous wastes under the Resource Conservation and Recovery Act ("RCRA"). The spill and subsequent removal of DEA-contaminated soils were reported to the OCD which has jurisdiction over such spills and wastes. However, the release of DEA to the air in amounts that exceed the reportable quantity of one pound is potentially reportable under CERCLA as amended by the Superfund Amendments and Reauthorization Act ("SARA"). When it was discovered in September 1994 that the spill had not been reported under CERCLA/SARA, as a precaution, the spill notification/report was forwarded to the National Response Center on September 22, 1994. The Company is currently unable to predict what, if any, enforcement action may ensue.

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992

(10) ENVIRONMENTAL ISSUES AND FOSSIL-FUELED PLANT DECOMMISSIONING
COSTS (CONTINUED)
ENVIRONMENTAL ISSUE -- ELECTRIC

PERSON STATION

    The Company's current estimate to decommission its retired fossil-fueled plants includes approximately $10.9 million to complete the groundwater remediation program at Person Station. The Company, in compliance with the New Mexico Environment Department Corrective Action Directive, determined that groundwater contamination exists in the deep and shallow water aquifers. The Company is required to delineate the extent of the contamination and remediate the contaminant in the ground water. The extent of the contaminant plume in the deep water aquifer is not currently known, and the estimate assumes that the deep ground water plume can be easily delineated with a minimum number of monitoring wells. As part of the financial assurance requirements of the Person Station Hazardous Waste Permit, the Company posted a $5.1 million performance bond with a trustee. The remediation program continues on schedule.

SANTA FE STATION

    The estimate to decommission Santa Fe Station includes monies for environmental issues related to the site. The NMED has been conducting an investigation of the groundwater contamination detected beneath the site to determine the source of the contamination. The source of groundwater contamination has not yet been definitely identified, and the Company is continuing to cooperate with the NMED site investigations pursuant to a consent agreement between the Company and the NMED.

CERCLA

    On January 18, 1995, the Company received a CERCLA Section 104(e) request for information from the EPA regarding the Hansen Container Site in Grand Junction, Colorado ("Hansen Site"). The EPA is investigating the site and seeking information relating to the number and contents of drums, barrels, and other materials that were sent to the Hansen Site for reconditioning, disposal, or storage. The Company undertook an internal investigation to determine if the Company or its subsidiaries may have sent or shipped any drums, barrels or other materials containing hazardous materials to the Hansen Site. The Company filed its response to the EPA's request for information on March 2, 1995, and stated that the Company's records indicate that it did not dispose of any hazardous materials at the Hansen Site and did not cause others to transport hazardous materials for disposal at the Hansen Site. The Company's records did indicate, however, that the Company sold empty scrap drums to a drum recycler in the 1980's who has been linked to the Hansen Site by the EPA. The Company's position is that it is not a potential responsible party; however, given these transactions, the Company could possibly be determined to be a potential responsible party and could be asked or compelled to provide funds for site cleanup. Based on the Company's discussions with the EPA to date, the Company does not expect to be required to provide any significant funding for site cleanup.

FOSSIL-FUELED PLANT DECOMMISSIONING COSTS

    The Company's six owned or partially owned, in service and retired, fossil-fueled generating stations are expected to incur dismantling and reclamation costs as they are decommissioned. The Company's share of decommissioning costs for all of its fossil-fueled generating stations is projected to be approximately $134 million stated in 1994 dollars, including approximately $24.4 million (of which $10.2 million has already been expended) for Person, Prager and Santa Fe Stations which have been retired.

    In   June  1993,   the  Company   filed  for   recovery  of   all  estimated
decommissioning costs by factoring such costs into the Company's depreciation rate study filed with the NMPUC.

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992

(10) ENVIRONMENTAL ISSUES AND FOSSIL-FUELED PLANT DECOMMISSIONING
COSTS (CONTINUED)
    As part of the final order approving the January 12, 1994 stipulation, the NMPUC approved the depreciation rates, except for those decommissioning costs related to the three retired generating units, and incorporated them into the determination of retail rates.

(11) ASSET SALES

SALE OF SDCW

    On February 28, 1994, the Company and the City of Santa Fe (the "City") executed a purchase and sale agreement for the Company's water division for approximately $48 million. As currently adjusted, the purchase price will be approximately $56 million. The NMPUC staff and intervenors recommended that the Company retain the estimated after-tax gain of $6 million for the sale. In March 1994, the Company filed its application with the NMPUC for approval of the sale and hearings were commenced on December 12, 1994 and concluded on January 9, 1995. The proposed agreement excluded from the sale certain Santa Fe area real estate which the Company would either sell or trade separately. Under the agreement, the Company would continue to operate the water utility for up to four years for a fee under a proposed contract with the City. The NMPUC staff recommended that the Company be allowed to form an unregulated subsidiary to manage the water utility. The parties are awaiting a recommended decision from the hearing examiner. The Company currently expects that the closing will be in the second quarter of 1995.

SALE OF GAS GATHERING AND PROCESSING ASSETS

    On February 12, 1994, an agreement was executed with Williams for the sale of substantially all of the assets of Gathering Company and Processing Company, and for the sale of Northwest and Southwest gas gathering and processing facilities of the Company. The agreement provides for a cash selling price of $155 million, subject to certain adjustments.

    The sale is subject to NMPUC approval. The Company filed its application for approval with the NMPUC on May 20, 1994. On January 13, 1995, the Company and certain intervenors (the NMPUC Staff, the New Mexico Attorney General, Williams and GPM Gas Corporation) reached a stipulated agreement, subject to NMPUC approval, settling certain issues, including the division of the gain from the sale of the gas gathering and processing assets. Under the stipulation, the Company would recognize an after-tax gain of approximately $14.1 million, subject to certain adjustments at the closing, and would record a liability of approximately $35.5 million which would be credited to the Company's gas customers' bills over approximately five years. At the sixth year after the closing, such liability amount would be recalculated to reflect the actual transaction costs and any resulting difference would be refunded or billed to customers over a one year period.

    The stipulated agreement provides for the approval of three 10-year contracts, each with an option to renew for an additional 5-year term, with Williams for competitively priced gathering and processing services. The Company believes that the contracts will save customers amounts estimated to be between $100 million and $128 million over 10 years. The stipulation also provides that GCNM will recover, as an expense of the sale, $3.3 million of the $4.8 million of costs deferred in GCNM's Purchase Gas Adjustment Clause ("PGAC") continuation proceeding. The Company wrote off $1.5 million of such costs against 1994 earnings.

    On January 23, 1995, certain natural gas producers (Meridian Oil Inc., Marathon Oil Company, Conoco, Inc., Amoco Production Company and Caulkins Oil Company) filed a statement in opposition to the stipulation. Initially the producers claimed that the resulting gain from the sale was improperly

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992

(11) ASSET SALES (CONTINUED)
calculated and allocated and that the proposed gathering and processing contracts with Williams are unreasonable. Prior to the hearing, two of the producers withdrew their opposition and another two withdrew their opposition concerning the proposed gathering and processing contracts.

    Hearings began on February 13, 1995 and were completed on February 17, 1995. The parties to the stipulation requested a final order from the NMPUC on an expedited basis. If NMPUC approval is issued on an expedited basis, the Company expects to finalize the sale by the end of second quarter of 1995. However, the Company cannot predict the ultimate timing or outcome of the NMPUC action.

(12) SEGMENT INFORMATION
    The financial information pertaining to the Company's electric, gas and other operations for the years ended December 31, 1994, 1993 and 1992 are as follows:

                                                               ELECTRIC*        GAS        OTHER        TOTAL
                                                             -------------  -----------  ---------  -------------
                                                                                (IN THOUSANDS)
1994:
  Operating revenues.......................................  $     621,794  $   269,510  $  13,407  $     904,711
  Operating expenses excluding income taxes................        468,519      233,743      7,161        709,423
                                                             -------------  -----------  ---------  -------------
  Pre-tax operating income.................................        153,275       35,767      6,246        195,288
  Operating income tax.....................................         32,998        9,158      2,054         44,210
                                                             -------------  -----------  ---------  -------------
  Operating income.........................................  $     120,277  $    26,609  $   4,192  $     151,078
                                                             -------------  -----------  ---------  -------------
                                                             -------------  -----------  ---------  -------------
  Depreciation and amortization expense....................  $      56,003  $    16,847  $   1,287  $      74,137
                                                             -------------  -----------  ---------  -------------
                                                             -------------  -----------  ---------  -------------
  Construction expenditures................................  $      80,282  $    31,518  $   8,506  $     120,306
                                                             -------------  -----------  ---------  -------------
                                                             -------------  -----------  ---------  -------------
  Identifiable assets:
    Net utility plant......................................  $   1,302,467  $   341,232  $  52,988  $   1,696,687
    Other..................................................        307,010      187,748     11,820        506,578
                                                             -------------  -----------  ---------  -------------
      Total assets.........................................  $   1,609,477  $   528,980  $  64,808  $   2,203,265
                                                             -------------  -----------  ---------  -------------
                                                             -------------  -----------  ---------  -------------
1993:
  Operating revenues.......................................  $     589,728  $   271,087  $  13,063  $     873,878
  Operating expenses excluding income taxes................        467,659      239,859      7,355        714,873
                                                             -------------  -----------  ---------  -------------
  Pre-tax operating income.................................        122,069       31,228      5,708        159,005
  Operating income tax.....................................         19,184        5,347      1,190         25,721
                                                             -------------  -----------  ---------  -------------
  Operating income.........................................  $     102,885  $    25,881  $   4,518  $     133,284
                                                             -------------  -----------  ---------  -------------
                                                             -------------  -----------  ---------  -------------
  Depreciation and amortization expense....................  $      59,298  $    16,859  $   1,169  $      77,326
                                                             -------------  -----------  ---------  -------------
                                                             -------------  -----------  ---------  -------------
  Construction expenditures................................  $      67,886  $    26,593  $   2,847  $      97,326
                                                             -------------  -----------  ---------  -------------
                                                             -------------  -----------  ---------  -------------
  Identifiable assets:
    Net utility plant......................................  $   1,324,110  $   333,862  $  45,960  $   1,703,932
    Other..................................................        257,153      240,908     10,196        508,257
                                                             -------------  -----------  ---------  -------------
      Total assets.........................................  $   1,581,263  $   574,770  $  56,156  $   2,212,189
                                                             -------------  -----------  ---------  -------------
                                                             -------------  -----------  ---------  -------------

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992

(12) SEGMENT INFORMATION (CONTINUED)

                                                               ELECTRIC*        GAS        OTHER        TOTAL
                                                             -------------  -----------  ---------  -------------
                                                                                (IN THOUSANDS)
1992:
  Operating revenues.......................................  $     596,323  $   243,159  $  12,471  $     851,953
  Operating expenses excluding income taxes................        513,919      203,129      6,079        723,127
                                                             -------------  -----------  ---------  -------------
  Pre-tax operating income.................................         82,404       40,030      6,392        128,826
  Operating income tax.....................................          7,138        7,879      1,874         16,891
                                                             -------------  -----------  ---------  -------------
  Operating income.........................................  $      75,266  $    32,151  $   4,518  $     111,935
                                                             -------------  -----------  ---------  -------------
                                                             -------------  -----------  ---------  -------------
  Depreciation and amortization expense....................  $      61,832  $    16,290  $   1,134  $      79,256
                                                             -------------  -----------  ---------  -------------
                                                             -------------  -----------  ---------  -------------
  Construction expenditures................................  $      51,924  $    25,461  $  17,410  $      94,795
                                                             -------------  -----------  ---------  -------------
                                                             -------------  -----------  ---------  -------------
  Identifiable assets:
    Net utility plant......................................  $   1,513,224  $   317,341  $  46,496  $   1,877,061
    Other..................................................        275,775      210,791     11,955        498,521
                                                             -------------  -----------  ---------  -------------
      Total assets.........................................  $   1,788,999  $   528,132  $  58,451  $   2,375,582
                                                             -------------  -----------  ---------  -------------
                                                             -------------  -----------  ---------  -------------

- ------------------------
* Includes the resources excluded from NMPUC regulation (see note 2).

    On January 11, 1993, the Company announced its intention to dispose of SDCW and all or major portions of the natural gas gathering and natural gas processing assets (see note 11). Such sales are pending NMPUC approval.

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                          QUARTERLY OPERATING RESULTS

    The unaudited operating results by quarters for 1994 and 1993 are as follows:

                                                                                QUARTER ENDED
                                                             ----------------------------------------------------
                                                              MARCH 31      JUNE 30    SEPTEMBER 30  DECEMBER 31
                                                             -----------  -----------  ------------  ------------
                                                                   (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
1994:
  Operating Revenues.......................................  $   260,807  $   204,260   $  218,717    $  220,927
  Operating Income.........................................  $    42,671  $    32,150   $   43,606    $   32,651
  Net Earnings.............................................  $    24,103  $    19,248   $   21,789    $   15,178
  Net Earnings per Share...................................  $      0.54  $      0.42  $      0.48   $      0.33
1993:
  Operating Revenues.......................................  $   248,558  $   190,828  $   203,751   $   230,741
  Operating Income.........................................  $    26,351  $    30,679  $    37,895   $    38,359
  Net Earnings (Loss) (1)..................................  $    11,960  $     5,653  $    23,946   $  (103,045 )
  Net Earnings (Loss) per Share (1)........................  $      0.25  $      0.09  $      0.53   $     (2.51 )

    In the  opinion of  management of  the Company,  all adjustments  (consisting of  normal recurring  accruals)
necessary for a fair statement of the results of operations for such periods have been included.

- ------------------------
(1) On January 12, 1994, the Company and the NMPUC staff and the primary intervenor groups entered into a rate reduction stipulation. The Company filed the stipulation with the NMPUC, recommending that electric retail rates be reduced by $30 million. This reduction was accomplished primarily through the write-down of the 22% benefical interests in the PVNGS Units 1 and 2 leases purchased by the Company, the write-off of certain regulatory assets and other deferred costs, the write-off of certain PVNGS Units 1 and 2 common costs and the Company's previously announced cost reduction efforts. In conjunction with the stipulation, the Company charged approximately $108.2 million, after-tax, to the 1993 results of operations. (See PART II, ITEM 7, -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- OVERVIEW -- SPECIFIC ACTIONS BY THE COMPANY".)

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                        COMPARATIVE OPERATING STATISTICS

                                               1994          1993          1992          1991          1990
                                           ------------  ------------  ------------  ------------  ------------
ELECTRIC SERVICE
Energy Sales -- KWh (in thousands):
  Residential............................     1,786,292     1,683,213     1,650,491     1,606,993     1,575,622
  Commercial.............................     2,534,507     2,398,725     2,353,152     2,299,213     2,270,380
  Industrial.............................     1,268,208     1,145,369     1,087,357     1,025,420       999,823
  Other ultimate customers...............       364,144       219,481       267,246       208,328       203,005
                                           ------------  ------------  ------------  ------------  ------------
    Total sales to ultimate customers....     5,953,151     5,446,788     5,358,246     5,139,954     5,048,830
  Sales for resale.......................     3,361,933     3,375,216     3,685,418     3,091,541     3,497,506
                                           ------------  ------------  ------------  ------------  ------------
    Total KWh sales......................     9,315,084     8,822,004     9,043,664     8,231,495     8,546,336
                                           ------------  ------------  ------------  ------------  ------------
                                           ------------  ------------  ------------  ------------  ------------
Electric Revenues (in thousands):
  Residential............................  $    172,559  $    163,131  $    158,190  $    155,162  $    147,059
  Commercial.............................       229,851       218,263       211,086       207,929       200,041
  Industrial.............................        79,729        74,157        69,590        67,031        66,351
  Other ultimate customers...............        24,147        15,548        16,521        14,472        14,054
                                           ------------  ------------  ------------  ------------  ------------
    Total revenues to ultimate
     customers...........................       506,286       471,099       455,387       444,594       427,505
  Sales for resale.......................        96,821*       99,895*      123,291       107,636       122,431
                                           ------------  ------------  ------------  ------------  ------------
    Total revenues from energy sales.....       603,107       570,994       578,678       552,230       549,936
  Miscellaneous electric revenues........        18,687        18,734        17,645        16,256        17,446
                                           ------------  ------------  ------------  ------------  ------------
    Total electric revenues..............  $    621,794  $    589,728  $    596,323  $    568,486  $    567,382
                                           ------------  ------------  ------------  ------------  ------------
                                           ------------  ------------  ------------  ------------  ------------
Customers at Year End:
  Residential............................       287,369       278,357       271,155       264,425       259,546
  Commercial.............................        34,336        33,568        32,504        31,666        31,295
  Industrial.............................           384           381           386           385           392
  Other ultimate customers...............           599           576           537           499           454
                                           ------------  ------------  ------------  ------------  ------------
    Total ultimate customers.............       322,688       312,882       304,582       296,975       291,687
  Sales for Resale.......................            42            37            47            33            34
                                           ------------  ------------  ------------  ------------  ------------
    Total customers......................       322,730       312,919       304,629       297,008       291,721
                                           ------------  ------------  ------------  ------------  ------------
                                           ------------  ------------  ------------  ------------  ------------
Reliable Net Capability -- KW............     1,506,000     1,541,000     1,591,000     1,591,000     1,591,000
Coincidental Peak Demand -- KW...........     1,189,000     1,104,000     1,053,000     1,018,000     1,051,000
Average Fuel Cost per Million BTU........  $     1.3488  $     1.3844  $     1.3263  $     1.3696  $     1.3384
BTU per KWh of Net Generation............        10,817        11,036        11,039        11,086        11,181
WATER SERVICE
  Water Sales -- Gallons (in
   thousands)............................     3,366,388     3,414,950     3,224,271     2,996,587     3,001,391
  Revenues (in thousands)................  $     13,407  $     13,063  $     12,471  $     11,613  $     11,700
  Customers at Year End..................        23,452        22,743        22,098        21,522        21,134

- --------------------------
* Due to the provision for the loss associated with the M-S-R contingent power purchase contract recognized in 1992, operating revenues were reduced by $25 million and $20.5 million for 1994 and 1993, respectively. (See Note 2 of the notes to consolidated financial statements.)

Note: In 1991, the Company implemented a FERC order requiring classification of economy sales as operating revenues. Prior period amounts have been reclassified for comparability purposes.

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                        COMPARATIVE OPERATING STATISTICS

                                                         1994        1993        1992        1991        1990
                                                      ----------  ----------  ----------  ----------  ----------
GAS SERVICE
Gas Throughput -- Decatherms (in thousands)
GCNM:
  Residential.......................................      27,139      28,031      27,063      26,237      25,190
  Commercial........................................       9,767      10,428      10,590      11,375      11,344
  Industrial........................................         831         923         707         766       1,278
  Public authorities................................       2,465       2,473       4,199       4,951       5,300
  Irrigation........................................       1,272       1,259       1,134       1,374       1,780
  Sales for resale..................................         680       1,041       2,035       1,357       3,539
  Unbilled..........................................        (309)       (636)        649      --          --
                                                      ----------  ----------  ----------  ----------  ----------
  GCNM sales........................................      41,845      43,519      46,377      46,060      48,431
  Transportation throughput.........................      43,135      46,059      48,674      38,976      31,717
                                                      ----------  ----------  ----------  ----------  ----------
  GCNM throughput...................................      84,980      89,578      95,051      85,036      80,148
Gathering Company:
  Spot market sales.................................      --          --             858       1,624       8,112
  Transportation throughput.........................      47,091      45,754      24,889      23,631      10,785
                                                      ----------  ----------  ----------  ----------  ----------
    Total gas throughput............................     132,071     135,332     120,798     110,291      99,045
                                                      ----------  ----------  ----------  ----------  ----------
                                                      ----------  ----------  ----------  ----------  ----------
Gas Revenues (in thousands)
GCNM:
  Residential.......................................  $  149,439  $  149,796  $  125,313  $  137,436  $  137,633
  Commercial........................................      42,725      44,575      37,222      46,676      49,575
  Industrial........................................       2,905       3,369       2,063       2,754       4,993
  Public authorities................................       9,969       9,694      12,313      17,711      20,392
  Irrigation........................................       4,061       4,418       2,713       4,495       5,934
  Sales for resale..................................       2,462       3,137       4,460       3,848       7,253
  Imbalance penalties...............................         944      --          --          --          --
  Unbilled..........................................         267      (1,573)        716      --          --
                                                      ----------  ----------  ----------  ----------  ----------
  Revenues from gas sales...........................     212,772     213,416     184,800     212,920     225,780
  Transportation....................................      19,742      19,376      14,861      13,386      10,246
  Other.............................................       2,392       2,453       4,974       9,062       8,292
                                                      ----------  ----------  ----------  ----------  ----------
  GCNM gas revenues.................................     234,906     235,245     204,635     235,368     244,318
Gathering Company:
  Spot market sales.................................      --               4       1,410       1,771      13,880
  Transportation....................................       7,850       7,353       3,892       3,611       1,693
  Imbalance penalties...............................          26      --          --          --          --
Processing Company:
  Sales of liquids..................................      16,090      18,724      26,427      30,500      39,086
  Processing fees...................................      10,638       9,761       6,795       5,819       3,127
                                                      ----------  ----------  ----------  ----------  ----------
    Total gas revenues..............................  $  269,510  $  271,087  $  243,159  $  277,069  $  302,104
                                                      ----------  ----------  ----------  ----------  ----------
                                                      ----------  ----------  ----------  ----------  ----------
Customers at Year End
GCNM:
  Residential.......................................     348,715     337,768     329,385     320,546     312,899
  Commercial........................................      30,139      30,151      29,765      29,608      29,305
  Industrial........................................          57          72          61          72          81
  Public authorities................................       2,463       1,958       2,004       2,153       2,125
  Irrigation........................................         899         951       1,012       1,043       1,224
  Sales for resale..................................           3           3           4           7           4
  Transportation....................................          43          37          43          41          40
                                                      ----------  ----------  ----------  ----------  ----------
  GCNM customers....................................     382,319     370,940     362,274     353,470     345,678
Gathering Company:
  Off-system sales..................................      --               1           2          13          12
  Transportation....................................          21          21          16           8           9
Processing Company..................................          32          25          22          21          20
                                                      ----------  ----------  ----------  ----------  ----------
    Total customers.................................     382,372     370,987     362,314     353,512     345,719
                                                      ----------  ----------  ----------  ----------  ----------
                                                      ----------  ----------  ----------  ----------  ----------

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
 ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    Reference is hereby made to "Election of Directors" in the Company's Proxy Statement relating to the annual meeting of stockholders to be held on April 25, 1995 (the "1995 Proxy Statement") and to PART I, SUPPLEMENTAL ITEM -- "EXECUTIVE OFFICERS OF THE COMPANY".

ITEM 11.  EXECUTIVE COMPENSATION

    Reference is hereby made to "Executive Compensation" in the 1995 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Reference is hereby made to "Voting Information", "Election of Directors" and "Stock Ownership of Certain Executive Officers" in the 1995 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Reference is hereby made to the 1995 Proxy Statement for such disclosure, if any, as may be required by this item.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K

    (a) -- 1.  See Index to Financial Statements under Item 8.

    (a) -- 2. Financial Statement Schedules for the years 1994, 1993, and 1992 are omitted for the reason that they are not required or the information is otherwise supplied.

    (a) -- 3-A.  Exhibits Filed:

  EXHIBIT
    NO.                                           DESCRIPTION
- -----------  --------------------------------------------------------------------------------------
   2.1.1     First Amendment to Purchase and Sale Agreement By and Among Public Service Company of
             New Mexico, Sunterra Gas Gathering Company, Sunterra Gas Processing Company (Sellers)
             and Williams Gas Processing -- Blanco, Inc. (Buyer)
   2.1.2     Second Amendment to Purchase and Sale Agreement By and Among Public Service Company of
             New Mexico, Sunterra Gas Gathering Company, Sunterra Gas Processing Company (Sellers)
             and Williams Gas Processing -- Blanco, Inc. (Buyer)
   2.2.1     First Amendment to Agreement to Purchase and Sell Between the City of Santa Fe, New
             Mexico and Public Service Company of New Mexico.
   2.2.2     Second Amendment to Agreement to Purchase and Sell Between the City of Santa Fe, New
             Mexico and Public Service Company of New Mexico.
   2.2.3     Third Amendment to Agreement to Purchase and Sell Between the City of Santa Fe, New
             Mexico and Public Service Company of New Mexico.
   2.2.4     Fourth Amendment to Agreement to Purchase and Sell Between the City of Santa Fe, New
             Mexico and Public Service Company of New Mexico.

  EXHIBIT
    NO.                                           DESCRIPTION
- -----------  --------------------------------------------------------------------------------------
   2.2.5     Fifth Amendment to Agreement to Purchase and Sell Between the City of Santa Fe, New
             Mexico and Public Service Company of New Mexico.
   2.2.6     Sixth Amendment to Agreement to Purchase and Sell Between the City of Santa Fe, New
             Mexico and Public Service Company of New Mexico.
   3.2       Bylaws of Public Service Company of New Mexico With All Amendments to and including
             December 5, 1994.
  10.5.2     Modifications No. 3 to San Juan Project Agreements dated July 17, 1984 (refiled).
  10.8.4     Amendment No. 9 to Arizona Nuclear Power Project Participation Agreement dated as of
             June 12, 1984 (refiled).
  10.9.1     Amendment No. Three to Coal Sales Agreement dated April 30, 1984 among San Juan Coal
             Company, the Company and Tucson Electric Power Company (confidentiality treatment was requested at the time of filing the Annual Report of the Registrant on Form 10-K for fiscal year ended December 31, 1984; exhibit was not filed therewith nor is the exhibit being filed herewith based on the same confidentiality request).
  10.12      Amended and Restated San Juan Unit 4 Purchase and Participation Agreement dated as of
             December 28, 1984 between the Company and the Incorporated County of Los Alamos
             (refiled).
  10.49**    Employment Contract By and Between the Public Service Company of New Mexico and Roger
             J. Flynn.
  10.50      Stipulation regarding negotiated agreement with intervenors to settle all outstanding issues regarding recovery of payments GCNM made to settle gas take-or-pay contracts and pricing disputes.
  23.1       Consent of Arthur Andersen LLP.
  23.2       Consent of KPMG Peat Marwick LLP.
  27         Financial Data Schedule.

    (a) -- 3-B.  Exhibits Incorporated By Reference:
- ------------------------

    ** Designates each management contract or compensatory plan arrangement required to be identified pursuant to paragraph 3 of Item 14(a) of Form 10-K.

    In addition to those Exhibits shown above, the Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation
201.24 by reference to the filings set forth below:

  EXHIBIT
    NO.                       DESCRIPTION                              FILED AS EXHIBIT:              FILE NO.
- -----------  ---------------------------------------------  ---------------------------------------  -----------
                              PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION
   2.1       Purchase and Sale Agreement By and Among       4-(b) to Registration Statement No.      2-99990
             Public Service Company of New Mexico,          2-99990 of the Company.
             Sunterra Gas Gathering Company, Sunterra Gas
             Processing (Sellers) and Williams Gas
             Processing -- Blanco, Inc. (Buyer).
   2.2       Agreement to Purchase and Sell Between City    4-(b) to Registration Statement No.      2-99990
             of Santa Fe, New Mexico and Public Service     2-99990 of the Company.
             Company of New Mexico.
                                                                    ARTICLES OF INCORPORATION AND BY-LAWS
   3.1       Restated Articles of Incorporation of the      4-(b) to Registration Statement No.      2-99990
             Company, as amended through May 10, 1985.      2-99990 of the Company.
                                INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES
   4.1       Indenture of Mortgage and Deed of Trust dated  4-(d) to Registration Statement No.      2-99990
             as of June 1, 1947, between the Company and    2-99990 of the Company.
             The Bank of New York (formerly Irving Trust
             Company), as Trustee, together with the Ninth
             Supplemental Indenture dated as of January 1,
             1967, the Twelfth Supplemental Indenture
             dated as of September 15, 1971, the
             Fourteenth Supplemental Indenture dated as of
             December 1, 1974 and the Twenty-second
             Supplemental Indenture dated as of October 1,
             1979 thereto relating to First Mortgage Bonds
             of the Company.
   4.2       Portions of sixteen supplemental indentures    4-(e) to Registration Statement No.      2-99990
             to the Indenture of Mortgage and Deed of       2-99990 of the Company.
             Trust dated as of June 1, 1947, between the
             Company and The Bank of New York (formerly
             Irving Trust Company), as Trustee, relevant
             to the declaration or payment of dividends or
             the making of other distributions on or the
             purchase by the Company of shares of the
             Company's Common Stock.

  EXHIBIT
    NO.                       DESCRIPTION                              FILED AS EXHIBIT:              FILE NO.
- -----------  ---------------------------------------------  ---------------------------------------  -----------
                                                                                       MATERIAL CONTRACTS
  10.1       Supplemental Indenture of Lease dated as of    4-D to Registration Statement No.        2-26116
             July 19, 1966 between the Company and other    2-26116 of the Company.
             participants in the Four Corners Project and
             the Navajo Indian Tribal Council.
  10.1.1     Amendment and Supplement No. 1 to              10.1.1 to Annual Report of the           1-6986
             Supplemental and Additional Indenture of       Registrant on Form 10-K for fiscal year
             Lease dated April 25, 1985 between the Navajo  ended December 31, 1985.
             Tribe of Indians and Arizona Public Service
             Company, El Paso Electric Company, Public
             Service Company of New Mexico, Salt River
             Project Agricultural Improvement and Power
             District, Southern California Edison Company,
             and Tucson Electric Power Company.
  10.2       Fuel Agreement, as supplemented, dated as of   4-H to Registration Statement No.        2-35042
             September 1, 1966 between Utah Construction &  2-35042 of the Company.
             Mining Co. and the participants in the Four
             Corners Project including the Company.
  10.3       Fourth Supplement to Four Corners Fuel         10.3 to Annual Report of the Registrant  1-6986
             Agreement No. 2 effective as of January 1,     on Form 10-K for fiscal year ended
             1981, between Utah International Inc. and the  December 31, 1991.
             participants in the Four Corners Project,
             including the Company.
  10.4       Contract between the United States and the     5-L to Registration Statement No.        2-41010
             Company dated April 11, 1968, for furnishing   2-41010 of the Company.
             water.
  10.4.1     Amendatory Contract between the United States  5-R to Registration Statement No.        2-60021
             and the Company dated September 29, 1977, for  2-60021 of the Company.
             furnishing water.
  10.5       Co-Tenancy Agreement between the Company and   5-O to Registration Statement No.        2-44425
             Tucson Gas & Electric Company dated February   2-44425 of the Company.
             15, 1972, pertaining to the San Juan
             generating plant.
  10.5.1     Modifications No. 1 to San Juan Project        10.10 to Annual Report of the            1-6986
             Agreements.                                    Registrant on Form 10-K for fiscal year
                                                            ended December 31, 1991.

  EXHIBIT
    NO.                       DESCRIPTION                              FILED AS EXHIBIT:              FILE NO.
- -----------  ---------------------------------------------  ---------------------------------------  -----------
  10.5.3     Modification No. 4 to Co-Tenancy Agreement     10.5.1 to Annual Report of the           1-6986
             between the Company and Tucson Electric Power  Registrant on Form 10-K for fiscal year
             Company dated October 25, 1984.                ended December 31, 1985.
  10.5.4     Modification No. 5 to Co-Tenancy Agreement     10.5.2 to Annual Report of the           1-6986
             between the Company and Tucson Electric Power  Registrant on Form 10-K for fiscal year
             Company dated July 1, 1985.                    ended December 31, 1985.
  10.5.5     Modification No. 8 to San Juan Project         10.5.5 to the Company's Quarterly        1-6986
             Co-Tenancy Agreement between Public Service    Report on Form 10-Q for the quarter
             Company of New Mexico and Tucson Electric      ended March 31, 1994.
             Power Company dated September 15, 1993.
  10.5.6     Modification No. 9 to San Juan Project         10.5.6 to the Company's Quarterly        1-6986
             Co-Tenancy Agreement between Public Service    Report on Form 10-Q for the quarter
             Company of New Mexico and Tucson Electric      ended March 31, 1994.
             Power Company dated January 12, 1994.
  10.6       San Juan Project Construction Agreement        5-R to Registration Statement No.        2-50338
             between the Company and Tucson Gas & Electric  2-50338 of the Company.
             Company, executed December 21, 1973.
  10.6.1     Modification No. 4 to San Juan Project         10.6.1 to Annual Report of the           1-6986
             Construction Agreement between the Company     Registrant on Form 10-K for fiscal year
             and Tucson Electric Power Company dated        ended December 31, 1985.
             October 25, 1984.
  10.6.2     Modification No. 5 to San Juan Project         10.6.2 to Annual Report of the           1-6986
             Construction Agreement between the Company     Registrant on Form 10-K for fiscal year
             and Tucson Electric Power Company dated July   ended December 31, 1985.
             1, 1985.
  10.6.3     Modification No. 8 to San Juan Project         10.6.3 to the Company's Quarterly        1-6986
             Construction Agreement between Public Service  Report on Form 10-Q for the quarter
             Company of New Mexico and Tucson Electric      ended March 31, 1994.
             Power Company dated January 12, 1994.
  10.7       San Juan Project Operating Agreement between   5-S to Registration Statement No.        2-50338
             the Company and Tucson Gas & Electric          2-50338 of the Company.
             Company, executed December 21, 1973.

  EXHIBIT
    NO.                       DESCRIPTION                              FILED AS EXHIBIT:              FILE NO.
- -----------  ---------------------------------------------  ---------------------------------------  -----------
  10.7.1     Modification No. 4 to San Juan Project         10.7.1 to Annual Report of the           1-6986
             Operating Agreement between the Company and    Registrant on Form 10-K for fiscal year
             Tucson Electric Power Company dated October    ended December 31, 1985.
             25, 1984.
  10.7.2     Modification No. 5 to San Juan Project         10.7.2 to Annual Report of the           1-6986
             Operating Agreement between the Company and    Registrant on Form 10-K for fiscal year
             Tucson Electric Power Company dated July 1,    ended December 31, 1985.
             1985.
  10.7.3     Modification No. 8 to San Juan Project         10.7.3 to the Company's Quarterly        1-6986
             Operating Agreement between Public Service     Report on Form 10-Q for the quarter
             Company of New Mexico and Tucson Electric      ended March 31, 1994.
             Power Company dated September 15, 1993.
  10.7.4     Modification No. 9 to San Juan Project         10.7.4 to the Company's Quarterly        1-6986
             Operating Agreement between Public Service     Report on Form 10-Q for the quarter
             Company of New Mexico and Tucson Electric      ended March 31, 1994.
             Power Company dated January 12, 1994.
  10.8       Arizona Nuclear Power Project Participation    5-T to Registration Statement No.        2-50338
             Agreement among the Company and Arizona        2-50338 of the Company.
             Public Service Company, Salt River Project
             Agricultural Improvement and Power District,
             Tucson Gas & Electric Company and El Paso
             Electric Company, dated August 23, 1973.
  10.8.1     Amendments No. 1 through No. 6 to Arizona      10.8.1 to Annual Report of the           1-6986
             Nuclear Power Project Participation            Registrant on Form 10-K for fiscal year
             Agreement.                                     ended December 31, 1991.
  10.8.2     Amendment No. 7 effective April 1, 1982, to    10.8.2 to Annual Report of the           1-6986
             the Arizona Nuclear Power Project              Registrant on Form 10-K for fiscal year
             Participation Agreement (refiled).             ended December 31, 1991.
  10.8.5     Amendment No. 10 to Arizona Nuclear Power      10.8.7 to Annual Report of the           1-6986
             Project Participation Agreement dated as of    Registrant on Form 10-K for fiscal year
             November 21, 1985.                             ended December 31, 1985.
  10.8.6     Amendment No. 11 to Arizona Nuclear Power      10.8.8 to Annual Report of the           1-6986
             Project Participation Agreement dated June     Registrant on Form 10-K for fiscal year
             13, 1986 and effective January 10, 1987.       ended December 31, 1986.
  10.8.7     Amendment No. 12 to Arizona Nuclear Power      19.1 to the Company's Quarterly Report   1-6986
             Project Participation Agreement dated June     on Form 10-Q for the quarter ended
             14, 1988, and effective August 5, 1988.        September 30, 1990.

  EXHIBIT
    NO.                       DESCRIPTION                              FILED AS EXHIBIT:              FILE NO.
- -----------  ---------------------------------------------  ---------------------------------------  -----------
  10.8.8     Amendment No. 13 to the Arizona Nuclear Power  10.8.10 to Annual Report of Registrant   1-6986
             Project Participation Agreement dated April    on Form 10-K for the fiscal year ended
             4, 1990, and effective June 15, 1991.          December 31, 1990.
  10.9       Coal Sales Agreement executed August 18, 1980  10.9 to Annual Report of the Registrant  1-6986
             among San Juan Coal Company, the Company and   on Form 10-K for fiscal year ended
             Tucson Electric Power Company, together with   December 31, 1991.
             Amendments No. One, Two, Four, and Six
             thereto.
  10.9.2     Amendment No. Five to Coal Sales Agreement     10.9.2 to Annual Report of the           1-6986
             dated May 29, 1990 among San Juan Coal         Registrant on Form 10-K for fiscal year
             Company, the Company and Tucson Electric       ended December 31, 1991
             Power Company.                                 (confidentiality treatment was
                                                            requested as to portions of the
                                                            exhibit, and such portions were omitted
                                                            from the exhibit filed and were filed
                                                            separately with the Securities and
                                                            Exchange Commission).
  10.9.3     Amendment No. Seven to Coal Sales Agreement,   19.3 to the Company's Quarterly Report   1-6986
             dated as of July 27, 1992 among San Juan Coal  on Form 10-Q for the quarter ended
             Company, the Company and Tucson Electric       September 30, 1992 (confidentiality
             Power Company.                                 treatment was requested as to portions
                                                            of this exhibit, and such portions were
                                                            omitted from the exhibit filed and were
                                                            filed separately with the Securities
                                                            and Exchange Commission).
  10.9.4     First Supplement to Coal Sales Agreement,      19.4 to the Company's Quarterly Report   1-6986
             dated July 27, 1992 among San Juan Coal        on Form 10-Q for the quarter ended
             Company, the Company and Tucson Electric       September 30, 1992 (confidentiality
             Power Company.                                 treatment was requested as to portions
                                                            of this exhibit, and such portions were
                                                            omitted from the exhibit as of filed
                                                            and were filed separately with the
                                                            Securities and Exchange Commission).
  10.11      San Juan Unit 4 Early Purchase and             10.11 to the Company's Quarterly Report  1-6986
             Participation Agreement dated as of September  on Form 10-Q for the quarter ended
             26, 1983 between the Company and M-S-R Public  March 31, 1994.
             Power Agency, and Modification No. 2 to the
             San Juan Project Agreements dated December
             31, 1983. (refiled)

  EXHIBIT
    NO.                       DESCRIPTION                              FILED AS EXHIBIT:              FILE NO.
- -----------  ---------------------------------------------  ---------------------------------------  -----------
  10.11.1    Amendment No. 1 to the Early Purchase and      10.11.1 to Annual Report of the          1-6986
             Participation Agreement between Public         Registrant on Form 10-K for fiscal year
             Service Company of New Mexico and M-S-R        ended December 31, 1987.
             Public Power Agency, executed as of December
             16, 1987, for San Juan Unit 4.
  10.14      Participation Agreement among the Company,     10.14 to Annual Report of the            1-6986
             Tucson Electric Power Company and certain      Registrant on Form 10-K for fiscal year
             financial institutions relating to the San     ended December 31, 1992.
             Juan Coal Trust dated as of December 31, 1981
             (refiled).
  10.16      Interconnection Agreement dated November 23,   10.16 to Annual Report of the            1-6986
             1982, between the Company and Southwestern     Registrant on Form 10-K for fiscal year
             Public Service Company (refiled).              ended December 31, 1992.
  10.18*     Facility Lease dated as of December 16, 1985,  28(a) to the Company's Current Report    1-6986
             between The First National Bank of Boston, as  on Form 8-K dated December 31, 1985.
             Owner Trustee, and Public Service Company of
             New Mexico.
  10.18.1*   Amendment No. 1 dated as of July 15, 1986, to  28.1 to the Company's Current Report on  1-6986
             Facility Lease dated as of December 16, 1985.  Form 8-K dated July 17, 1986.
  10.18.2*   Amendment No. 2 dated as of November 18,       28.1 to the Company's Current Report on  1-6986
             1986, to Facility Lease dated as of December   Form 8-K dated November 25, 1986.
             16, 1985.
  10.18.3*   Amendment No. 3 dated as of March 30, 1987,    10.21.3 to Annual Report of the          1-6986
             to Facility Lease dated as of December 16,     Registrant on Form 10-K for fiscal year
             1985.                                          ended December 31, 1987.
  10.19      Facility Lease dated as of July 31, 1986,      28.1 to the Company's Quarterly Report   1-6986
             between The First National Bank of Boston, as  on Form 10-Q for the quarter ended June
             Owner Trustee, and Public Service Company of   30, 1986.
             New Mexico.
  10.19.1    Amendment No. 1 dated as of November 18,       28.5 to the Company's Current Report on  1-6986
             1986, Facility Lease dated as of July 31,      Form 8-K dated November 25, 1986.
             1986.
  10.19.2    Amendment No. 2 dated as of December 11,       10.22.2 to Annual Report of the          1-6986
             1986, to Facility Lease dated as of July 31,   Registrant on Form 10-K for fiscal year
             1986.                                          ended December 31, 1986.
  10.19.3    Amendment No. 3 dated as of April 8, 1987, to  10.22.3 to Annual Report of the          1-6986
             Facility Lease dated as of July 31, 1986.      Registrant on Form 10-K for fiscal year
                                                            ended December 31, 1987.

  EXHIBIT
    NO.                       DESCRIPTION                              FILED AS EXHIBIT:              FILE NO.
- -----------  ---------------------------------------------  ---------------------------------------  -----------
  10.20*     Facility Lease dated as of August 12, 1986,    28.1 to the Company's Current Report on  1-6986
             between The First National Bank of Boston, as  Form 8-K dated August 18, 1986.
             Owner Trustee, and Public Service Company of
             New Mexico.
  10.20.1*   Amendment No. 1 dated as of November 18,       28.9 to the Company Current Report on    1-6986
             1986, to Facility Lease dated as of August     Form 8-K dated November 25, 1986.
             12, 1986.
  10.20.2    Amendment No. 2 dated as of November 25,       10.23.2 to Annual Report of the          1-6986
             1986, to Facility Lease dated as of August     Registrant on Form 10-K for fiscal year
             12, 1986.                                      ended December 31, 1986.
  10.21      Facility Lease dated as of December 15, 1986,  28.1 to the Company's Current Report on  1-6986
             between The First National Bank of Boston, as  Form 8-K dated December 17, 1986.
             Owner Trustee, and Public Service Company of
             New Mexico (Unit 1 Transaction).
  10.21.1    Amendment No. 1 dated as of April 8, 1987, to  10.24.1 to Annual Report of the          1-6986
             Facility Lease dated as of December 15, 1986.  Registrant on Form 10-K for fiscal year ended December 31, 1987.
  10.22      Facility Lease dated as of December 15, 1986,  28.9 to the Company's Current Report on  1-6986
             between The First National Bank of Boston, as  Form 8-K dated December 17, 1986.
             Owner Trustee, and Public Service Company of
             New Mexico (Unit 2 Transaction).
  10.22.1    Amendment No. 1 dated as of April 8, 1987, to  10.25.1 to Annual Report of the          1-6986
             Facility Lease dated as of December 15, 1986.  Registrant on Form 10-K for fiscal year ended December 31, 1987.
  10.23**    Restated and Amended Public Service Company    19.5 to the Company's Quarterly Report   1-6986
             of New Mexico Accelerated Management           on Form 10-Q for the quarter ended
             Performance Plan (1988). (August 16, 1988.)    September 30, 1988.
  10.23.1**  First Amendment to Restated and Amended        19.6 to the Company's Quarterly Report   1-6986
             Public Service Company of New Mexico           on Form 10-Q for the quarter ended
             Accelerated Management Performance Plan        September 30, 1988.
             (1988). (August 30, 1988.)
  10.23.2**  Second Amendment to Restated and Amended       10.26.2 to Annual Report of the          1-6986
             Public Service Company of New Mexico           Registrant on Form 10-K for fiscal year
             Accelerated Management Performance Plan        ended December 31, 1989.
             (1988). (December 29, 1989).
  10.24**    Management Life Insurance Plan (July 1985) of  10.39 to Annual Report of the            1-6986
             the Company.                                   Registrant on Form 10-K for fiscal year
                                                            ended December 31, 1985.

  EXHIBIT
    NO.                       DESCRIPTION                              FILED AS EXHIBIT:              FILE NO.
- -----------  ---------------------------------------------  ---------------------------------------  -----------
  10.25**    Amended and Restated Medical Reimbursement     19.6 to the Company's Quarterly Report   1-6986
             Plan of Public Service Company of New Mexico.  on Form 10-Q for the quarter ended
                                                            March 31, 1987.
  10.25.1**  Second Restated and Amended Public Service     10.25.1 to Annual Report of the          1-6986
             Company of New Mexico Executive Medical Plan.  Registrant on Form 10-K for the fiscal year ended December 31, 1992.
  10.27      Amendment No. 2 dated as of April 10, 1987,    10.53 to Annual Report of the            1-6986
             to the Facility Lease dated as of August 12,   Registrant on Form 10-K for fiscal year
             1986, between The First National Bank of       ended December 31, 1987.
             Boston, as Owner Trustee, and Public Service
             Company of New Mexico. (Unit 2 Transaction.)
             (This is an amendment to a Facility Lease
             which is substantially similar to the
             Facility Lease filed as Exhibit 28.1 to the
             Company's Current Report on Form 8-K dated
             August 18, 1986.)
  10.28      Amendment No. 3 dated as of March 30, 1987,    10.54 to Annual Report of the            1-6986
             to the Facility Lease dated as of December     Registrant on Form 10-K for fiscal year
             16, 1985, between The First National Bank of   ended December 31, 1987.
             Boston, as Owner Trustee, and Public Service
             Company of New Mexico. (Unit 1 Transaction.)
             (This is an amendment to a Facility Lease
             which is substantially similar to the
             Facility Lease filed as Exhibit 28(a) to the
             Company's Current Report on Form 8-K dated
             December 31, 1985.)
  10.29      Decommissioning Trust Agreement between        10.55 to Annual Report of the            1-6986
             Public Service Company of New Mexico and       Registrant on Form 10-K for fiscal year
             First Interstate Bank of Albuquerque dated as  ended December 31, 1987.
             of July 31, 1987.
  10.30      New Mexico Public Service Commission Order     10.56 to Annual Report of the            1-6986
             dated July 30, 1987, and Exhibit 1 thereto,    Registrant on Form 10-K for fiscal year
             in NMPUC Case No. 2004, regarding the PVNGS    ended December 31, 1987.
             decommissioning trust fund.
  10.31**    Executive Retention Agreements.                10.42 to Annual Report of the            1-6986
                                                            Registrant on Form 10-K for fiscal year
                                                            ended December 31, 1990.
  10.32**    Supplemental Employee Retirement Agreements    19.4 to the Company's Quarterly Report   1-6986
             dated August 4, 1989.                          on Form 10-Q for the quarter ended
                                                            September 30, 1989.

  EXHIBIT
    NO.                       DESCRIPTION                              FILED AS EXHIBIT:              FILE NO.
- -----------  ---------------------------------------------  ---------------------------------------  -----------
  10.33**    Supplemental Employee Retirement Agreement     10.47 to Annual Report of the            1-6986
             dated March 6, 1990.                           Registrant on Form 10-K for fiscal year
                                                            ended December 31, 1989.
  10.34      Settlement Agreement between Public Service    10.48 to Annual Report of the            1-6986
             Company of New Mexico and Creditors of         Registrant on Form 10-K for fiscal year
             Meadows Resources, Inc. dated November 2,      ended December 31, 1989.
             1989.
  10.34.1    First amendment dated April 24, 1992 to the    19.1 to the Company's Quarterly Report   1-6986
             Settlement Agreement dated November 2, 1989    on Form 10-Q for the quarter ended
             among Public Service Company of New Mexico,    September 30, 1992.
             the lender parties thereto and collateral
             agent.
  10.35      Amendment dated April 11, 1991 among Public    19.1 to the Company's Quarterly Report   1-6986
             Service Company of New Mexico, certain banks   on Form 10-Q for the quarter ended
             and Chemical Bank and Citibank, N.A., as       September 30, 1991.
             agents for the banks.
  10.36      San Juan Unit 4 Purchase and Participation     19.2 to the Company's Quarterly Report   1-6986
             Agreement Public Service Company of New        on Form 10-Q for the quarter ended
             Mexico and the City of Anaheim, California     March 31, 1991.
             dated April 26, 1991.
  10.36.1    Second stipulation in the matter of            10.38 to Annual Report of the            1-6986
             application of Public Service Company of New   Registrant on Form 10-K for fiscal year
             Mexico for NMPSC approval to sell a 10.04%     ended December 31, 1992.
             undivided interest in San Juan Generating
             Station Unit 4 to the City of Anaheim,
             California, and for related orders and
             approvals.
  10.37**    Executive Retention Plan.                      10.37 to Annual Report of the            1-6986
                                                            Registrant on Form 10-K for fiscal year
                                                            ended December 31, 1991.
  10.38      Restated and Amended San Juan Unit 4 Purchase  10.2.1 to the Company's Quarterly
             and Participation Agreement between Public     Report on Form 10-Q for the quarter
             Service Company of New Mexico and Utah         ended September 30, 1993.
             Associated Municipal Power Systems.
  10.39      Purchase agreement dated February 7, 1992      10.39 to Annual Report of the            1-6986
             between Burnham Leasing Corporation and        Registrant on Form 10-K for fiscal year
             Public Service Company of New Mexico.          ended December 31, 1991.
  10.40**    Director Restricted Stock Retainer Plan.       10.40 to Annual Report of the            1-6986
                                                            Registrant on Form 10-K for fiscal year
                                                            ended December 31, 1991.

  EXHIBIT
    NO.                       DESCRIPTION                              FILED AS EXHIBIT:              FILE NO.
- -----------  ---------------------------------------------  ---------------------------------------  -----------
  10.40.1**  First Amendment to the Public Service Company  19.3 to the Company's Quarterly Report   1-6986
             of New Mexico Director Restricted Stock        on Form 10-Q for the quarter ended
             Retainer Plan.                                 March 31, 1993.
  10.40.2**  Second Amendment to the Public Service         10.40.2 to the Company's Quarterly       1-6986
             Company of New Mexico Director Restricted      Report on Form 10-Q for the quarter
             Stock Retainer Plan dated April 27, 1994.      ended March 31, 1994.
  10.41      Waste Disposal Agreement, dated as of July     19.5 to the Company's Quarterly Report   1-6986
             27, 1992 among San Juan Coal Company, the      on Form 10-Q for the quarter ended
             Company and Tucson Electric Power Company.     September 30, 1992 (confidentiality
                                                            treatment was requested as to portions
                                                            of this exhibit, and such portions were
                                                            omitted from the exhibit and were filed
                                                            separately with the Securities and
                                                            Exchange Commission).
  10.42      Stipulation in the matter of the application   10.42 to Annual Report of the            1-6986
             of Gas Company of New Mexico for an order      Registrant on Form 10-K for fiscal year
             authorizing recovery of MDL costs through      ended December 31, 1992.
             Rate Rider Number 8.
  10.43**    Description of certain Plans which include     10.43 to Annual Report of the            1-6986
             executive officers as participants.            Registrant on Form 10-K for fiscal year
                                                            ended December 31, 1992.
  10.44**    Public Service Company of New                  10.44 to Annual Report of the            1-6986
             Mexico-Non-Union Voluntary Separation          Registrant on Form 10-K for fiscal year
             Program.                                       ended December 31, 1992.
  10.44.1**  First Amendment dated April 6, 1993 to the     19.2 to the Company's Quarterly Report   1-6986
             First Restated and Amended Public Service      on Form 10-Q for the quarter ended
             Company of New Mexico Non-Union Severance Pay  March 31, 1993.
             Plan dated August 1, 1992.
  10.45**    Public Service Company of New Mexico           99.1 to Registration Statement No.       33-65418
             Performance Stock Plan.                        33-65418 of the Company.
  10.46**    Public Service Company of New Mexico Asset     10.1 to the Company's Quarterly Report   1-6986
             Sales Incentive Plan.                          on Form 10-Q for the quarter ended June
                                                            30, 1993.
  10.46.1**  Amendment No. 1 to the Public Service Company  10.46.1 to the Company's Quarterly       1-6986
             of New Mexico Asset Sales Incentive Plan       Report on Form 10-Q for the quarter
             dated August 1, 1994.                          ended June 30, 1994.
  10.47**    Compensation Arrangement with Chief Executive  10.3 to the Company's Quarterly Report   1-6986
             Officer.                                       on Form 10-Q for the quarter ended June
                                                            30, 1993.

  EXHIBIT
    NO.                       DESCRIPTION                              FILED AS EXHIBIT:              FILE NO.
- -----------  ---------------------------------------------  ---------------------------------------  -----------
  10.47.1**  Pension Service Adjustment Agreement for       10.3.1 to the Company's Quarterly        1-6986
             Benjamin F. Montoya.                           Report on Form 10-Q for the quarter
                                                            ended September 30, 1993.
  10.47.2**  Severance Agreement for Benjamin F. Montoya.   10.3.2 to the Company's Quarterly        1-6986
                                                            Report on Form 10-Q for the quarter
                                                            ended September 30, 1993.
  10.47.3**  Executive Retention Agreement for Benjamin F.  10.3.3 to the Company's Quarterly        1-6986
             Montoya.                                       Report on Form 10-Q for the quarter
                                                            ended September 30, 1993.
  10.48**    Public Service Company of New Mexico OBRA '93  10.4 to the Company's Quarterly Report   1-6986
             Retirement Plan.                               on Form 10-Q for the quarter ended
                                                            September 30, 1993.
  10.50**    Public Service Company of New Mexico Section   10.50 to Annual Report of the            1-6986
             415 Plan.                                      Registrant on Form 10-K for fiscal year
                                                            ended December 31, 1993.
  10.51**    First Amendment to the Public Service Company  10.51 to Annual Report of the            1-6986
             of New Mexico Executive Retention Plan.        Registrant on Form 10-K for fiscal year
                                                            ended December 31, 1993.
  10.51.1**  Second Amendment to the Public Service         10.51.1 to the Company's Quarterly       1-6986
             Company of New Mexico Executive Retention      Report on Form 10-Q for the quarter
             Plan.                                          ended June 30, 1994.
  10.52**    First Amendment to the Public Service Company  10.52 to Annual Report of the            1-6986
             of New Mexico Performance Stock Plan.          Registrant on Form 10-K for fiscal year
                                                            ended December 31, 1993.
  10.53      January 12, 1994 Stipulation.                  10.53 to Annual Report of the            1-6986
                                                            Registrant on Form 10-K for fiscal year
                                                            ended December 31, 1993.
  10.54**    Employment, Retirement and Release Agreement   10.54 to Annual Report of the            1-6986
             By and Between the Public Service Company of   Registrant on Form 10-K for fiscal year
             New Mexico and William M. Eglinton.            ended December 31, 1993.
  10.54.1**  Health Care and Retirement Benefit Agreement   10.54.1 to the Company's Quarterly       1-6986
             By and Between the Public Service Company of   Report on Form 10-Q for the quarter
             New Mexico and John T. Ackerman dated          ended March 31, 1994.
             February 1, 1994.

  EXHIBIT
    NO.                       DESCRIPTION                              FILED AS EXHIBIT:              FILE NO.
- -----------  ---------------------------------------------  ---------------------------------------  -----------
  10.55      Receivable Purchase Agreement Dated as of      10.55 to Annual Report of the            1-6986
             August 1, 1983 Among Public Service Company    Registrant on Form 10-K for fiscal year
             of New Mexico (Seller) and CXC Incorporated    ended December 31, 1993.
             (Purchaser) and Citicorp North America, Inc.
             (Agent)
  10.56      U.S. $40,000,000 Receivables Purchase          10.56 to Annual Report of the            1-6986
             Agreement Dated December 21, 1993 Among        Registrant on Form 10-K for fiscal year
             Public Service Company of New Mexico (Seller)  ended December 31, 1993.
             and Corporate Receivables Corporation
             (Investor) and Citicorp North America, Inc.
             (Agent)
  10.57      U.S. $100,000,000 Revolving Credit Agreement   10.57 to Annual Report of the            1-6986
             Dated as of December 14, 1993 Among Public     Registrant on Form 10-K for fiscal year
             Service Company of New Mexico (Borrower) and   ended December 31, 1993.
             The Banks Herein (Banks) and Chemical Bank
             and Citibank, N.A. (Co-Agents)
  10.58      Amendment No. 8 effective September 12, 1983,  10.58 to Annual Report of the            1-6986
             to the Arizona Nuclear Power Project           Registrant on Form 10-K for fiscal year
             Participation Agreement. (refiled)             ended December 31, 1993.
  10.59*     Amended and Restated Lease dated as of         10.59 to Annual Report of the            1-6986
             September 1, 1993, between The First National  Registrant on Form 10-K for fiscal year
             Bank of Boston, Lessor, and the Company,       ended December 31, 1993.
             Lessee. (EIP Lease)
  10.60      Reimbursement Agreement, dated as of November  4.5 to Registration Statement No.        33-65418
             1, 1992 between Public Service Company of New  33-65418 of the Company.
             Mexico and Canadian Imperial Bank of
             Commerce, New York Agency.
  10.60.1    Amendment No. 1 dated as of July 1, 1994, to   10.60.1 to the Company's Quarterly       1-6986
             the Reimbursement Agreement dated as of        Report on Form 10-Q for the quarter
             November 1, 1992 between Public Service        ended June 30, 1994.
             Company of New Mexico and Canadian Imperial
             Bank of Commerce, New York Agency.
  10.61      Participation Agreement dated as of June 30,   10.61 to Annual Report of the            1-6986
             1983 among Security Trust Company, as          Registrant on Form 10-K for fiscal year
             Trustee, the Company, Tucson Electric Power    ended December 31, 1993.
             Company and certain financial institutions
             relating to the San Juan Coal Trust.
             (refiled)
  10.62      Agreement of the Company pursuant to Item      10.62 to Annual Report of the            1-6986
             601(b)(4)(iii) of Regulation S-K. (refiled)    Registrant on Form 10-K for fiscal year
                                                            ended December 31, 1993.

  EXHIBIT
    NO.                       DESCRIPTION                              FILED AS EXHIBIT:              FILE NO.
- -----------  ---------------------------------------------  ---------------------------------------  -----------
  10.63      A Stipulation regarding sale of certain        10.63 to Current Report on Form 8-K      1-6986
             natural gas gathering and processing assets.   dated January 26, 1995.
                                                                                      ADDITIONAL EXHIBITS
  22         Certain subsidiaries of the registrant.        22 to Annual Report of the Registrant    1-6986
                                                            on Form 10-K for fiscal year ended
                                                            December 31, 1992.
  99.1       Collateral Trust Indenture dated as of         28(i) to the Company's Current Report    1-6986
             December 16, 1985, among First PV Funding      on Form 8-K dated December 31, 1985.
             Corporation, Public Service Company of New
             Mexico and Chemical Bank, as Trustee.
  99.1.1     Series 1986A Bond Supplemental Indenture       28.4 to the Company's Current Report on  1-6986
             dated as of July 15, 1986, to Collateral       Form 8-K dated July 17, 1986.
             Trust Indenture dated as of December 16,
             1985.
  99.1.2     Series 1986B Bond Supplemental Indenture       28.1.2 to the Company's Current Report   1-6986
             dated as of November 18, 1986, to Collateral   on Form 8-K dated November 25, 1986.
             Trust Indenture dated as of December 16,
             1985.
  99.1.3     Unit 1 Supplemental Indenture of Pledge        28.8 to the Company's Current Report on  1-6986
             (Lease Obligation Bonds, Series 1986B) dated   Form 8-K dated December 16, 1985.
             as of December 15, 1986, to the Collateral
             Trust Indenture dated as of December 17,
             1986.
  99.1.4     Unit 2 Supplemental Indenture of Pledge        28.16 to the Company's Current Report    1-6986
             (Lease Obligation Bonds, Series 1986B) dated   on Form 8-K dated December 17, 1986.
             as of December 15, 1986, to the Collateral
             Trust Indenture dated as of December 16,
             1985.
  99.1.5     1994 Supplemental Indenture dated as of June   99.1.5 to the Company's Quarterly        1-6986
             8, 1994 among First PV Funding Corporation,    Report on Form 10-Q for the quarter
             Public Service Company of New Mexico, and      ended June 30, 1994.
             Chemical Bank, as Trustee.

  EXHIBIT
    NO.                       DESCRIPTION                              FILED AS EXHIBIT:              FILE NO.
- -----------  ---------------------------------------------  ---------------------------------------  -----------
  99.2*      Participation Agreement dated as of December   2 to the Company's Current Report on     1-6986
             16, 1985, among the Owner Participant named    Form 8-K dated December 31, 1985.
             therein, First PV Funding Corporation. The
             First National Bank of Boston, in its
             individual capacity and as Owner Trustee
             (under a Trust Agreement dated as of December
             16, 1985 with the Owner Participant),
             Chemical Bank, in its individual capacity and
             as Indenture Trustee (under a Trust
             Indenture, Mortgage, Security Agreement and
             Assignment of Rents dated as of December 16,
             1985 with the Owner Trustee), and Public
             Service Company of New Mexico, including
             Appendix A definitions.
  99.2.1*    Amendment No. 1 dated as of July 15, 1986, to  2.1 to the Company's Current Report on   1-6986
             Participation Agreement dated as of December   Form 8-K dated July 17, 1986.
             16, 1985.
  99.2.2*    Amendment No. 2 dated as of November 18,       2.1 to the Company's Current Report on   1-6986
             1986, to Participation Agreement dated as of   Form 8-K dated November 25, 1986.
             December 16, 1985.
  99.3*      Trust Indenture, Mortgage, Security Agreement  28(b) to the Company's Current Report    1-6986
             and Assignment of Rents dated as of December   on Form 8-K dated December 31, 1985.
             16, 1985, between The First National Bank of
             Boston, as Owner Trustee, and Chemical Bank,
             as Indenture Trustee.
  99.3.1*    Supplemental Indenture No. 1 dated as of July  28.2 to the Company's Current Report on  1-6986
             15, 1986, to the Trust Indenture, Mortgage,    Form 8-K dated July 17, 1986.
             Security Agreement and Assignment of Rents
             dated as of December 16, 1985.
  99.3.2*    Supplemental Indenture No. 2 dated as of       28.2 to the Company's Current Report on  1-6986
             November 18, 1986, to the Trust Indenture,     Form 8-K dated November 25, 1986.
             Mortgage, Security Agreement and Assignment
             of Rents dated as of December 16, 1985.
  99.4*      Assignment, Assumption and Further Agreement   28(e) to the Company's Current Report    1-6986
             dated as of December 16, 1985, between Public  on Form 8-K dated December 31, 1985.
             Service Company of New Mexico and The First
             National Bank of Boston, as Owner Trustee.

  EXHIBIT
    NO.                       DESCRIPTION                              FILED AS EXHIBIT:              FILE NO.
- -----------  ---------------------------------------------  ---------------------------------------  -----------
  99.5       Participation Agreement dated as of July 31,   2.1 to the Company's Quarterly Report    1-6986
             1986, among the Owner Participant named        on Form 10-Q for the quarter ended June
             therein, First PV Funding Corporation. The     30, 1986.
             First National Bank of Boston, in its
             individual capacity and as Owner Trustee
             (under a Trust Agreement dated as of July 31,
             1986, with the Owner Participant), Chemical
             Bank, in its individual capacity and as
             Indenture Trustee (under a Trust Indenture,
             Mortgage, Security Agreement and Assignment
             of Rents dated as of July 31, 1986, with the
             Owner Trustee), and Public Service Company of
             New Mexico, including Appendix A definitions.
  99.5.1     Amendment No. 1 dated as of November 18,       28.4 to the Company's Current Report on  1-6986
             1986, to Participation Agreement dated as of   Form 8-K dated November 25, 1986.
             July 31, 1986.
  99.6       Trust Indenture, Mortgage, Security Agreement  28.2 to the Company's Quarterly Report   1-6986
             and Assignment of Rents dated as of July 31,   on Form 10-Q for the quarter ended June
             1986, between The First National Bank of       30, 1986.
             Boston, as Owner Trustee, and Chemical Bank,
             as Indenture Trustee.
  99.6.1     Supplemental Indenture No. 1 dated as of       28.6 to the Company's Current Report on  1-6986
             November 18, 1986, to the Trust Indenture,     Form 8-K dated November 25, 1986.
             Mortgage, Security Agreement and Assignments
             of Rents dated as of July 31, 1986.
  99.7       Assignment, Assumption, and Further Agreement  28.3 to the Company's Quarterly Report   1-6986
             dated as of July 31, 1986, between Public      on Form 10-Q for the quarter ended June
             Service Company of New Mexico and The First    30, 1986.
             National Bank of Boston, as Owner Trustee.

  EXHIBIT
    NO.                       DESCRIPTION                              FILED AS EXHIBIT:              FILE NO.
- -----------  ---------------------------------------------  ---------------------------------------  -----------
  99.8*      Participation Agreement dated as of August     2.1 to the Company's Current Report on   1-6986
             12, 1986, among the Owner Participant named    Form 8-K dated August 18, 1986.
             therein, First PV Funding Corporation. The
             First National Bank of Boston, in its
             individual capacity and as Owner Trustee
             (under a Trust Agreement dated as of August
             12, 1986, with the Owner Participant),
             Chemical Bank, in its individual capacity and
             as Indenture Trustee (under a Trust
             Indenture, Mortgage, Security Agreement and
             Assignment of Rents dated as of August 12,
             1986, with the Owner Trustee), and Public
             Service Company of New Mexico, including
             Appendix A definitions.
  99.8.1*    Amendment No. 1 dated as of November 18,       28.8 to the Company's Current Report on  1-6986
             1986, to Participation Agreement dated as of   Form 8-K dated November 25, 1986.
             August 12, 1986.
  99.9*      Trust Indenture, Mortgage, Security Agreement  28.2 to the Company's Current Report on  1-6986
             and Assignment of Rents dated as of August     Form 8-K dated August 18, 1986.
             12, 1986, between The First National Bank of
             Boston, as Owner Trustee, and Chemical Bank,
             as Indenture Trustee.
  99.9.1*    Supplemental Indenture No. 1 dated as of       28.10 to the Company's Current Report    1-6986
             November 18, 1986, to the Trust Indenture,     on Form 8-K dated November 25, 1986.
             Mortgage, Security Agreement and Assignment
             of Rents dated as of August 12, 1986.
  99.10*     Assignment, Assumption, and Further Agreement  28.3 to the Company's Current Report on  1-6986
             dated as of August 12, 1986, between Public    Form 8-K dated August 18, 1986.
             Service Company of New Mexico and The First
             National Bank of Boston, as Owner Trustee.

  EXHIBIT
    NO.                       DESCRIPTION                              FILED AS EXHIBIT:              FILE NO.
- -----------  ---------------------------------------------  ---------------------------------------  -----------
  99.11      Participation Agreement dated as of December   2.1 to the Company's Current Report on   1-6986
             15, 1986, among the Owner Participant named    Form 8-K dated December 17, 1986.
             therein, First PV Funding Corporation. The
             First National Bank of Boston, in its
             individual capacity and as Owner Trustee
             (under a Trust Agreement dated as of December
             15, 1986, with the Owner Participant),
             Chemical Bank, in its individual capacity and
             as Indenture Trustee (under a Trust
             Indenture, Mortgage, Security Agreement and
             Assignment of Rents dated as of December 15,
             1986, with the Owner Trustee), and Public
             Service Company of New Mexico, including
             Appendix A definitions (Unit 1 Transaction).
  99.12      Trust Indenture, Mortgage, Security Agreement  28.2 to the Company's Current Report on  1-6986
             and Assignment of Rents dated as of December   Form 8-K dated December 17, 1986.
             15, 1986, between The First National Bank of
             Boston, as Owner Trustee, and Chemical Bank,
             as Indenture Trustee (Unit 1 Transaction).
  99.13      Assignment, Assumption and Further Agreement   28.3 to the Company's Current Report on  1-6986
             dated as of December 15, 1986, between Public  Form 8-K dated December 17, 1986.
             Service Company of New Mexico and The First
             National Bank of Boston, as Owner Trustee
             (Unit 1 Transaction).
  99.14      Participation Agreement dated as of December   2.2 to the Company's Current Report on   1-6986
             15, 1986, among the Owner Participant named    Form 8-K dated December 17, 1986.
             therein, First PV Funding Corporation, The
             First National Bank of Boston, in its
             individual capacity and as Owner Trustee
             (under a Trust Agreement dated as of December
             15, 1986, with the Owner Participant),
             Chemical Bank, in its individual capacity and
             as Indenture Trustee (under a Trust
             Indenture, Mortgage, Security Agreement and
             Assignment of Rents dated as of December 15,
             1986, with the Owner Trustee), and Public
             Service Company of New Mexico, including
             Appendix A definitions (Unit 2 Transaction).

  EXHIBIT
    NO.                       DESCRIPTION                              FILED AS EXHIBIT:              FILE NO.
- -----------  ---------------------------------------------  ---------------------------------------  -----------
  99.15      Trust Indenture, Mortgage, Security Agreement  28.10 to the Company's Current Report    1-6986
             and Assignment of Rents dated as of December   on Form 8-K dated December 17, 1986.
             15, 1986, between the First National Bank of
             Boston, as Owner Trustee, and Chemical Bank,
             as Indenture Trustee (Unit 2 Transaction).
  99.16      Assignment, Assumption, and Further Agreement  28.11 to the Company's Current Report    1-6986
             dated as of December 15, 1986, between Public  on Form 8-K dated December 17, 1986.
             Service Company of New Mexico and The First
             National Bank of Boston, as Owner Trustee
             (Unit 2 Transaction).
  99.17*     Waiver letter with respect to "Deemed Loss     28.12 to the Company's Current Report    1-6986
             Event" dated as of August 18, 1986, between    on Form 8-K dated August 18, 1986.
             the Owner Participant named therein, and
             Public Service Company of New Mexico.
  99.18*     Waiver letter with respect to "Deemed Loss     28.13 to the Company's Current Report    1-6986
             Event" dated as of August 18, 1986, between    on Form 8-K dated August 18, 1986.
             the Owner Participant named therein, and
             Public Service Company of New Mexico.
  99.19      Agreement No. 13904 (Option and Purchase of    28.19 to Annual Report of the            1-6986
             Effluent), dated April 23, 1973, among         Registrant on Form 10-K for fiscal year
             Arizona Public Service Company, Salt River     ended December 31, 1986.
             Project Agricultural Improvement and Power
             District, the Cities of Phoenix, Glendale,
             Mesa, Scottsdale, and Tempe, and the Town of
             Youngtown.
  99.20      Agreement for the Sale and Purchase of         28.20 to Annual Report of the            1-6986
             Wastewater Effluent, dated June 12, 1981,      Registrant on Form 10-K for fiscal year
             among Arizona Public Service Company, Salt     ended December 31, 1986.
             River Project Agricultural Improvement and
             Power District and the City of Tolleson, as
             amended.

- ------------------------
 *One or more additional documents, substantially identical in all material respects to this exhibit, have been entered into, relating to one or more additional sale and leaseback transactions. Although such additional documents may differ in other respects (such as dollar amounts and percentages), there are no material details in which such additional documents differ from this exhibit.
**Designates each management contract or compensatory plan arrangement required to be identified pursuant to paragraph 3 of Item 14(a) of Form 10-K.

    (b)  Reports on Form 8-K:

    During the quarter ended December 31, 1994, and during the period beginning January 1, 1995 and ending March 9, 1995, the Company filed, on the dates indicated, the following reports on Form 8-K.

        DATED:                   FILED:                               RELATING TO:
- -----------------------  -----------------------  ----------------------------------------------------
November 28, 1994        December 6, 1994         January 12, 1994 Stipulation and Natural Gas Supply
                                                   Matters
January 3, 1995          January 26, 1995         Palo Verde Lease Obligation Bonds and Stipulation
                                                   Reached for the Sale of Gas Gathering and
                                                   Processing assets
January 26, 1995         January 27, 1995         Unaudited 1994 Earnings Released
February 14, 1995        February 17, 1995        Palo Verde Lease Obligation Bonds

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

Date: March 9, 1995                       By          /s/ B. F. MONTOYA

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

             SIGNATURE                       CAPACITY                 DATE
- -----------------------------------  -------------------------  ----------------

         /s/ B. F. MONTOYA           Principal Executive         March 9, 1995
- -----------------------------------   Officer and Director
           B. F. MONTOYA
   PRESIDENT AND CHIEF EXECUTIVE
              OFFICER

         /s/ M. H. MAERKI            Principal Financial         March 9, 1995
- -----------------------------------   Officer
           M. H. Maerki
     SENIOR VICE PRESIDENT AND
      CHIEF FINANCIAL OFFICER

         /s/ D. M. BURNETT           Principal Accounting        March 9, 1995
- -----------------------------------   Officer
           D. M. Burnett
     CORPORATE CONTROLLER AND
     CHIEF ACCOUNTING OFFICER

        /s/ J. T. ACKERMAN           Chairman of the Board       March 9, 1995
- -----------------------------------
          J. T. Ackerman

        /s/ R. G. ARMSTRONG          Director                    March 9, 1995
- -----------------------------------
          R. G. Armstrong

         /s/ J. A. GODWIN            Director                    March 9, 1995
- -----------------------------------
           J. A. Godwin

         /s/ L. H. LATTMAN           Director                    March 9, 1995
- -----------------------------------
           L. H. Lattman

         /s/ M. LUJAN JR.            Director                    March 9, 1995
- -----------------------------------
           M. Lujan Jr.

          /s/ R. U. ORTIZ            Director                    March 9, 1995
- -----------------------------------
            R. U. Ortiz

          /s/ R. M. PRICE            Director                    March 9, 1995
- -----------------------------------
            R. M. Price

          /s/ P. F. ROTH             Director                    March 9, 1995
- -----------------------------------
            P. F. Roth

                                INDEX TO EXHIBITS


                                                                    SEQUENTIALLY
EXHIBIT                                                                NUMBERED
  NO.                         DESCRIPTION OF EXHIBIT                     PAGE
- -------                       ----------------------                ------------
   2.1.1  First Amendment to Purchase and Sale Agreement By and Among
          Public Service Company of New Mexico, Sunterra Gas Gathering
          Company, Sunterra Gas Processing Company (Sellers) and
          Williams Gas Processing--Blanco, Inc. (Buyer). . . . . . . .

   2.1.2 Second Amendment to Purchase and Sale Agreement By and Among Public Service Company of New Mexico, Sunterra Gas Gathering Company, Sunterra Gas Processing Company (Sellers) and
          Williams Gas Processing--Blanco, Inc. (Buyer). . . . . . . .

   2.2.1 First Amendment to Agreement to Purchase and Sell Between City of Santa Fe, New Mexico and Public Service Company of
          New Mexico . . . . . . . . . . . . . . . . . . . . . . . . .

   2.2.2 Second Amendment to Agreement to Purchase and Sell Between City of Santa Fe, New Mexico and Public Service Company of
          New Mexico . . . . . . . . . . . . . . . . . . . . . . . . .

   2.2.3 Third Amendment to Agreement to Purchase and Sell Between City of Santa Fe, New Mexico and Public Service Company of
          New Mexico . . . . . . . . . . . . . . . . . . . . . . . . .

   2.2.4 Fourth Amendment to Agreement to Purchase and Sell Between City of Santa Fe, New Mexico and Public Service Company of
          New Mexico . . . . . . . . . . . . . . . . . . . . . . . . .

   2.2.5 Fifth Amendment to Agreement to Purchase and Sell Between City of Santa Fe, New Mexico and Public Service Company of
          New Mexico . . . . . . . . . . . . . . . . . . . . . . . . .

   2.2.6 Sixth Amendment to Agreement to Purchase and Sell Between City of Santa Fe, New Mexico and Public Service Company of
          New Mexico . . . . . . . . . . . . . . . . . . . . . . . . .

   3.2    Bylaws of Public Service Company of New Mexico With All
          Amendments to and Including December 5, 1994 . . . . . . . .

  10.49   Employment Contract By and Between the Public Service
          Company of New Mexico and Roger J. Flynn . . . . . . . . . .

  10.5.2  Modifications No. 3 to San Juan Project Agreements dated
          July 17, 1994 (refiled). . . . . . . . . . . . . . . . . . .

  10.8.4  Amendment No. 9 to Arizona Nuclear Power Project
          Participation Agreement dated as of June 12, 1984 (refiled).

  10.12   Amendment and Restated San Juan Unit 4 Purchase and
          Participation Agreement dated as of December 28, 1984
          between the Company and the Incorporated County of Los
          Alamos (refiled) . . . . . . . . . . . . . . . . . . . . . .

  10.49   NMPUC Order, Case 2501 and 2503 regarding negotiated
          agreement with intervenors to settle all outstanding issues regarding recovery of payments GCNM made to settle gas take-
          or-pay contracts and pricing disputes  . . . . . . . . . . .

  10.50   NMPUC Order, Case 2526 regarding GCNM's proposed Balancing
          Rules  . . . . . . . . . . . . . . . . . . . . . . . . . . .

  23.1    Consent of Arthur Andersen & Co. . . . . . . . . . . . . . .

  23.2    Consent of KPMG Peat Marwick . . . . . . . . . . . . . . . .

  27      Financial Data Schedule. . . . . . . . . . . . . . . . . . .