Form 10-Q
period 1995-03-31
PUBLIC SERVICE CO OF NEW MEXICO
filed 1995-05-12
CIK 81023

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


(Mark One)  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the period ended March 31, 1995

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

                                (505) 241-2700
             (Registrant's telephone number, including area code)


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

     Common Stock--$5.00 par value                    41,774,083 shares
                 Class                            Outstanding at May 11, 1995

               PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                                       INDEX

                                                                    Page No.
PART I.  FINANCIAL INFORMATION:

   Report of Independent Public Accountants                                 3

   ITEM 1.  FINANCIAL STATEMENTS

   Consolidated Statements of Earnings--
    Three Months Ended March 31, 1995 and 1994                              4

   Consolidated Balance Sheets--
    March 31, 1995 and December 31, 1994                                    5

   Consolidated Statements of Cash Flows--
    Three Months Ended March 31, 1995 and 1994                              6

   Notes to Consolidated Financial Statements                               7

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS                         8

PART II.  OTHER INFORMATION:

   ITEM 1.  LEGAL PROCEEDINGS                                              13

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            14

   ITEM 5.  OTHER INFORMATION                                              14

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                               15

Signature                                                                  16

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Public Service Company of New Mexico:

We have reviewed the accompanying condensed consolidated balance sheet of Public Service Company of New Mexico (a New Mexico corporation) and subsidiaries as of March 31, 1995, and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

We have previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet of Public Service Company of New Mexico and subsidiaries as of December 31, 1994 (not presented herein). In our report dated February 23, 1995, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                    ARTHUR ANDERSEN LLP



Albuquerque, New Mexico
May 9, 1995

ITEM 1. FINANCIAL STATEMENTS

               PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF EARNINGS
                                    (Unaudited)
                                                      Three Months Ended
                                                           March 31
                                                      ------------------
                                                        1995      1994
                                                        ----      ----
                                                      (In thousands except
                                                        per share amounts)
Operating revenues:
  Electric                                            $141,608  $148,668
  Gas                                                   86,200   109,419
  Water                                                  2,427     2,720
                                                      --------  --------
    Total operating revenues                           230,235   260,807
                                                      --------  --------
Operating expenses:
  Fuel and purchased power                              31,866    32,158
  Gas purchased for resale                              43,582    63,293
  Other operation and maintenance                       81,211    79,656
  Depreciation and amortization                         20,515    18,737
  Taxes, other than income taxes                         9,669    10,193
  Income taxes                                           9,661    14,099
                                                      --------  --------
     Total operating expenses                          196,504   218,136
                                                      --------  --------
     Operating income                                   33,731    42,671
                                                      --------  --------

Other income and deductions, net of taxes                1,575       (47)
                                                      --------  --------
      Income before interest charges                    35,306    42,624
                                                      --------  --------
Interest charges:
  Interest on long-term debt                            15,434    17,182
  Other interest charges                                 1,688     1,405
  Allowance for borrowed funds used
    during construction                                   -          (66)
                                                      --------  --------
      Net interest charges                              17,122    18,521
                                                      --------  --------
Net earnings                                            18,184    24,103
Preferred stock dividend requirements                    1,538     1,681
                                                      --------  --------
Net earnings applicable to common stock               $ 16,646  $ 22,422
                                                      ========  ========
Average shares of common stock outstanding              41,774    41,774
                                                      ========  ========
Net earnings per share of common stock                $   0.40  $   0.54
                                                      ========  ========
Dividends paid per share of common stock              $   -     $   -
                                                      ========  ========


The accompanying notes are an integral part of these financial statements.
/TABLE

                         PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                                                               March 31,    December 31,
                                                                1995            1994
                                                               --------     -----------
                                                             (Unaudited)
                                                                   (In thousands)
ASSETS
Utility plant                                                 $2,619,687     $2,587,592
Accumulated provision for depreciation and amortization         (924,845)      (890,905)
                                                              ----------     ----------
   Net utility plant                                           1,694,842      1,696,687
                                                              ----------     ----------
Other property and investments                                    34,040         34,523
                                                              ----------     ----------
Current assets:
   Cash                                                           23,015         21,029
   Temporary investments, at cost                                 30,510         74,521
   Receivables                                                   113,119        129,048
   Income taxes receivable                                          -             4,182
   Fuel, materials and supplies                                   49,425         51,068
   Gas in underground storage                                      8,492          8,744
   Other current assets                                            9,160          9,549
                                                              ----------     ----------
       Total current assets                                      233,721        298,141
                                                              ----------     ----------
Deferred charges                                                 166,858        173,914
                                                              ----------     ----------
                                                              $2,129,461     $2,203,265
                                                              ==========     ==========
CAPITALIZATION AND LIABILITIES
Capitalization:
   Common stock equity:
     Common stock                                             $  208,870     $  208,870
     Additional paid-in capital                                  469,708        469,648
     Excess pension liability, net of tax                         (1,106)        (1,106)
     Retained earnings (deficit) since January 1, 1989
       (appropriated $4.7 million as of March 31, 1995)          (29,360)       (46,006)
                                                              ----------     ----------
         Total common stock equity                               648,112        631,406
   Cumulative preferred stock:
     Without mandatory redemption requirements                    59,000         59,000
     With mandatory redemption requirements                       17,975         17,975
   Long-term debt, less current maturities                       746,839        752,063
                                                              ----------     ----------
        Total capitalization                                   1,471,926      1,460,444
                                                              ----------     ----------
Current liabilities:
   Short-term debt                                                65,000           -
   Accounts payable                                               58,161        105,213
   Current maturities of long-term debt                           35,869        148,532
   Accrued interest and taxes                                     37,148         28,073
   Other current liabilities                                      44,861         43,662
                                                              ----------     ----------
         Total current liabilities                               241,039        325,480
                                                              ----------     ----------
Deferred credits                                                 416,496        417,341
                                                              ----------     ----------
                                                              $2,129,461     $2,203,265
                                                              ==========     ==========

The accompanying notes are an integral part of these financial statements.
/TABLE

                         PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)
                                                                  Three Months Ended
                                                                        March 31
                                                                  ------------------
                                                                  1995           1994
                                                                  ----           ----
                                                                    (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                   $18,184        $24,103
  Adjustments to reconcile net earnings to net cash
    flows from operating activities:
      Depreciation and amortization                               25,001         22,931
      Accumulated deferred investment tax credit                  (1,162)        (1,295)
      Accumulated deferred income tax                                249          3,476
      Changes in certain assets and liabilities:
        Receivables                                               20,111         14,204
        Fuel, materials and supplies                               1,895         (3,766)
        Deferred charges                                           6,727         13,204
        Accounts payable                                         (47,059)       (39,744)
        Accrued interest and taxes                                 9,075          7,553
        Deferred credits                                          (1,714)        (2,628)
        Other                                                      1,805          5,167
      Other, net                                                   1,864          1,711
                                                                 -------        -------
        Net cash flows from operating activities                  34,976         44,916
                                                                 -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Utility plant additions                                        (22,779)       (26,884)
  (Increase) decrease in other property                              299           (274)
  Temporary investments, net                                      44,011           -
                                                                 -------        -------
        Net cash flows from investing activities                  21,531        (27,158)
                                                                 -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Redemption of PV lease obligation bonds                       (132,663)          -
  Redemptions and repurchases of preferred stock                    -            (1,419)
  Bond redemption premium and costs                                  (85)          -
  Proceeds from asset securitization                              18,758           -
  Repayments of long-term debt                                    (4,000)       (10,568)
  Net increase in short-term debt                                 65,000           -
  Dividends paid                                                  (1,531)        (1,704)
                                                                 -------        -------
        Net cash flows from financing activities                 (54,521)       (13,691)
                                                                 -------        -------
  Increase in cash                                                 1,986          4,067
  Cash at beginning of period                                     21,029         20,510
                                                                 -------        -------
  Cash at end of period                                          $23,015        $24,577
                                                                 =======        =======
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid                                                  $20,833        $19,368
                                                                 =======        =======
  Income taxes paid, net                                         $  -           $  -
                                                                 =======        =======

The accompanying notes are an integral part of these financial statements.
/TABLE

                PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  General Accounting Policy

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the consolidated financial statements. The accounting policies followed by Public Service Company of New Mexico (the "Company") are set forth in note (1) of notes to the Company's consolidated financial statements in the Company's Annual Re-port on Form 10-K for the year ended December 31, 1994 (the "1994 Form 10-K") filed with the Securities and Exchange Commission.

(2) Palo Verde Nuclear Generating Station ("PVNGS") Lease Obligation Bonds ("LOBs") Redemption

On March 8, 1995, approximately $121 million of PVNGS LOBs were retired. The retired LOBs consisted of approximately $58 million of 10.30% LOBs due 2014 retired at a price of 100% of par and approximately $63 million of 10.15% LOBs due 2016 retired at a price of 97.8% of par. Additionally, approximately $4.4 million and $4.8 million of LOBs due 1996 and 1997 at interest rates of 9.125% and 8.95%, respectively, were retired at par on March 22, 1995. In connection with the LOB retirements, approximately $65 million was borrowed under the Company's liquidity arrangements and approximately $19 million was obtained un-der the securitization facility related to certain amounts being recovered from gas customers relating to certain gas contract settlements. The Company intends to repay the borrowing from proceeds of pending asset sales. In conjunction with these retirements, the Company wrote off approximately $1.5 million of net costs related to these transactions. The retirement of the LOBs, which were the Company's highest cost debt, will save the Company approximately $11 million annually in interest expense over the next five years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's 1994 Form 10-K PART II, ITEM 7.--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" discussed manage-ment's assessment of the Company's financial condition, results of operations and other issues facing the Company. The following discussion supplements the 1994 Form 10-K discussion and should be read in conjunction with the consoli-dated financial statements presented herein and in the 1994 Form 10-K.


                           LIQUIDITY AND CAPITAL RESOURCES

The Company's construction expenditures for the first quarter of 1995 were approximately $22.8 million. During the remainder of 1995, the Company anticipates it will spend approximately $87 million for additional construction expenditures and approximately $100 million for the retirement of additional long-term debt.

The Company expects that such cash requirements are to be met primarily through internally-generated cash. However, to cover differences in the amounts and timing of cash generation and cash requirements, the Company intends to utilize short-term borrowings under its liquidity arrangements, which consist of a $100 million secured revolving credit facility ("Facility"), a $40 million credit facility collateralized by the Company's electric customer accounts receivable, and $11 million in local lines of credit. As of March 31, 1995, the Company had short-term borrowings of $40 million under the credit facility collateralized by the electric customer accounts receivable and $25 million under the Facility, and temporary investments of $ 30.5 million.

The Company received New Mexico Public Utility Commission ("NMPUC") authoriza-tion on May 1, 1995, to extend the Facility, which was to expire on June 13, 1995, for an additional three years. The Company expects to renew the Facility before its expiration date.

Credit Rating

In addition to the recent upgrade of the Company's security rating outlook from "stable" to "positive" by Standard & Poor's Corp., Duff & Phelps Inc. upgraded the EIP Funding Corp. secured lease obligation bonds and the Company's preferred stock. Duff & Phelps Inc. stated that the upgrade reflects, among other things, the Company's progress toward restructuring its rates and operations, improving the Company's competitive position by lowering rates and providing the Company with a reasonable framework for gradually improving its financial position.
Duff & Phelps Inc. further stated that with the Company's reduced regulatory uncertainty and business risk, credit protection measures are expected to gradually improve.

                                RESULTS OF OPERATIONS

The financial performance of the excluded resources improved from last year's quarter as a result of the sale of 35 MW of San Juan Generating Station ("SJGS") Unit 4 to Utah Associated Municipal Power Systems ("UAMPS") and reduced PVNGS Unit 3 operation and maintenance ("O&M") expenses. Operating results for the excluded resources for these periods reflect the allocation of interest charges based on the average investment in excluded net utility plant as a percent of total utility plant for the period. Selected financial information for the excluded resources is shown below:

                                                      Three Months Ended
                                                           March 31
                                                           --------
                                                       1995        1994
                                                       ----        ----
                                                        (In thousands)

Operating revenues                                  $  9,061       $  9,854
Operating income                                    $  11319       $     87
Net loss                                            $   (116)      $ (1,644)
Net utility plant at end of period                  $140,252*      $158,350

* Decrease is a result of the sale of 35 MW of SJGS Unit 4 to UAMPS.

Electric gross margin (electric operating revenues less fuel and purchased power expense) decreased $6.8 million in the current quarter due to: (1) reduced off-system sales of $5.8 million as a result of the expiration of three power sale contracts and generally poor wholesale power market conditions caused by the abundance of inexpensive hydro power and warmer than usual temperatures and (2) a difference of $6.7 million between the estimated unbilled revenues reported in the fourth quarter of 1993 and actual unbilled revenues recorded in the first quarter of 1994. Partially offsetting such decrease was the increase in retail revenues (net of the effect of retail rate reductions) resulting from increased load growth.

Gas gross margin (gas operating revenues less gas purchased for resale) de-creased $3.5 million from the same quarter last year due to a decrease in gas deliveries resulting from much warmer than normal weather experienced in the first quarter of 1995.

Other O&M expenses increased $1.6 million from last year's quarter as a result of higher distribution expense of $1.4 million attributed to increased tree trimming and maintenance expenses, higher production O&M expense for the gas and oil-fired units of $1.1 million resulting from the maintenance outages in the first quarter of 1995, and higher transmission expense of $.9 million. Such increases were partially offset by lower O&M expenses of $2.0 million related to outages at Four Corners Generating Station and PVNGS during the first quarter of 1994.

Depreciation and amortization expenses increased $1.8 million in the current quarter as a result of implementing the new depreciation rates approved by the NMPUC.

Other income and deductions (net) increased $1.6 million from the same quarter last year due to an after-tax accrual of $2.6 million of income resulting from the carrying costs related to gas take-or-pay settlement amounts, which was partially offset by an after-tax write-off of debt retirement expenses of $.9 million.

Net interest charges decreased $1.4 million in the current quarter due to the retirement of $45 million of 10.125% first mortgage bonds in April 1994.

                           OTHER ISSUES FACING THE COMPANY

OLE Project

As previously reported, plans to construct the OLE transmission line, a 345 Kv line connecting the existing Ojo 345 Kv line to the Norton station in northern New Mexico, had faced considerable opposition by persons concerned primarily about the environmental impacts of the project. As a result, in 1994, an alternative route was identified. (See PART II, ITEM 7.--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--OTHER ISSUES FACING THE COMPANY--TRANSMISSION ISSUES--OLE Transmission Project" in the Company's 1994 Form 10-K.)

The proposed alternative route required endorsements from the three affected Indian tribes prior to the construction of the line across those tribal lands. One of the three Indian tribes has withdrawn its support for the proposed alternative route. Given that development, the Company advised the hearing examiner at a prehearing conference held on May 8, 1995, that the Company is unable to identify a viable alternative and requested a decision on the application for the OLE line as originally filed. The Company is awaiting a final decision from the NMPUC.

Sale of SDCW

As previously reported, in February 1994, the Company and the City of Santa Fe (the "City") entered into a purchase and sale agreement for the Company's water division. (See PART II, ITEM 7.--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS--OTHER ISSUES FACING THE COMPANY-- SALE OF SDCW".) The Company's current estimate of the sales price is approximately $52 million. Such amount will be adjusted in accordance with the
terms and conditions of the contract at the time of sale.    On March 9, 1995,
the hearing examiner issued his recommended decision, recommending approval of the sale and the terms and condition of the agreement reached with the City. The Company currently expects that the closing will occur in the second quarter of 1995.

Open Transmission Access and Stranded Cost

On March 29, 1995, the Federal Energy Regulatory Commission ("FERC") issued its Notice of Proposed Rulemakings on various issues pertaining to restructuring of the wholesale electric industry. The FERC is seeking comments on various issues, including non-discriminatory transmission access, stranded cost recovery and functional unbundling of generation and transmission services. The Company is currently evaluating these issues and plans to file responses with the FERC.
The Company does not anticipate a final ruling from FERC in 1995.

Gas Assets Sale

As previously reported,in February 1994, an agreement was executed with Williams Gas Processing--Blanco, Inc, a subsidiary of the Williams Field Services Group, Inc., of Tulsa, Oklahoma, for the sale of the assets of the Company's gas gathering and processing subsidiaries and for the sale of Northwest andSoutheast gas gathering and processing facilities of the Company. The agreement provides for a cash selling price of $155 million, subject to certain adjustments. The Company would recognize an after-tax gain of approximately $14.1 million from the sale.The sale is subject to NMPUC approval.(See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--OTHER ISSUES FACING THE COMPANY--SALE OF GAS GATHERING AND PROCESSING ASSETS" in the Company's 1994 Form 10-K).

On April 14, 1995, the hearing examiner issued his recommended decision, recommending approval of the sale. If NMPUC approval is issued on an expedited basis, the Company expects to finalize the sale by the end of July 1995. How-ever, the Company cannot predict the ultimate timing or outcome of the NMPUC action.

PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Archaeological Site Damage

In March 1995, a contractor installing gas pipeline on State Road 14 on behalf of the Company damaged an archaeological site located in the New Mexico State Highway and Transportation Department ("NMSHTD") right-of-way. The contractor was installing the gas pipeline at the direction of the Company. The Company notified both the NMSHTD and the New Mexico State Historic Preservation Office ("SHPO"). The Company conducted an investigation and provided information regarding the site,damage and remedial measures in response to requests from the NMSHTD. The incident may subject the Company and its employees to criminal and civil liability under the New Mexico Cultural Properties Act ("NMCPA"). Under NMCPA, the maximum civil penalty can be the cost of restoration, stabilization or interpretation of the archaeological site, or twice such cost in the court's discretion. The likelihood and type of any citations, prosecutions or civil penalties that may be pursued by either the NMSHTD or the SHPO are unknown at this time. Although the Company is unable to predict the outcome of any proceeding stemming from this incident, the Company does not expect that the ultimate resolution will have a material adverse effect on the Company's financial condition or results of operation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of shareholders held on April 25, 1995, the shareholders elected the following three nominees to serve as directors until the annual meeting of shareholders in 1998, or until their successors are duly elected and qualified, as follows:

                                          Votes
                                         Against                     Broker
    Director             Votes For      or Withheld    Abstentions  Non-Votes
    --------             ---------      -----------    -----------  ---------
J. T. Ackerman           36,296,038        364,260          *          *
J. A. Godwin             36,276,828        383,470          *          *
M. Lujan, Jr.            36,287,787        372,511          *          *

The approval of the selection by the Company's board of directors of Arthur Andersen LLP as independent auditors for the fiscal year ending December 31, 1995, was voted on, as follows:

                             Votes
                            Against                               Broker
        Votes for          or Withheld        Abstentions        Non-Votes
        ---------          -----------        -----------        ---------

        36,354,331            145,877            160,090            *

* Not applicable or not readily available.

LOBs Consent Solicitation

On January 12, 1995, the Company and First PV Funding Corporation ("First PV") commenced the Solicitation of Consents to certain proposed amendments to the Indenture governing the 10.30% Lease Obligation Bonds Series 1986A due 2014, 9.125% Lease Obligation Bonds Series 1986A due 1996, 10.15% Lease Obligation Bonds Series 1986B due 2016 and 8.95% Lease Obligation Bonds Series 1986B due 1997 (the "LOBs"). The purpose of the proposed amendments was to facilitate the retirement or acquisition at current market prices of certain LOBs.

At the conclusion of the Solicitation of Consents on March 1, 1995, bondholders owning $560,067,000 in aggregate principal amount of LOBs, or about 91% of the $614,933,000 of LOBs outstanding had given their consent to amending the Indenture governing such LOBs. The Company paid $2.50 in cash for each $1,000 in principal amount of LOBs for which a proper consent was given.

ITEM 5.  OTHER INFORMATION

Nuclear Fuel Supply

The Company has made arrangements through contract flexibilities to obtain quantities of uranium concentrates anticipated to be sufficient to meet its share of uranium concentrates requirements through 2000. The Company's existing contracts and options could be utilized to meet 75% of such requirements in 2001 and 2002 and 40% of requirements from 2003 through 2007.The Company understands that other PVNGS participants have made arrangements for the uranium concentrate requirements through 1997. Their existing contracts and options could be utilized to meet 80% of requirements in 1998 and 1999 and 70% of requirements from 2000 through 2006. The PVNGS participants, including the Company, contracted for all conversion services required through 2000 with options for up to 70% through 2002. The PVNGS participants, including the Company, also have an enrichment services contract with United States Enrichment Corporation ("USEC") which obligates USEC to furnish enrichment services required for the operation of the three PVNGS units over a term expiring in September 2002, with options to continue through September 2007.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits:


     10.18.4 Amendment No. 4 dated as of March 8, 1995, to Facility Lease between Public Service Company of New Mexico and The First National Bank of Boston, dated as of December 16, 1985

     10.20.3 Amendment No. 3 dated as of March 8, 1995, to Facility Lease between Public Service Company of New Mexico and The First National Bank of Boston, dated as of August 12, 1986

     10.64*    Results Pay

     15.0      Letter Re Unaudited Interim Financial Information

     27        Financial Data Schedule

     99.1.6 1995 Supplemental Indenture among First PV Funding Corporation, Public Service Company of New Mexico and Chemical Bank, as Trustee dated as of February 14, 1995

     99.3.3 Supplemental Indenture No. 3 dated as of March 8, 1995, to Trust Indenture, Mortgage, Security Agreement and Assignment of Rents between The First National Bank of Boston and Chemical Bank dated as of December 16, 1985

     99.9.1 Supplemental Indenture No. 2 dated as of March 8, 1995, to Trust Indenture, Mortgage, Security Agreement and Assignment of Rents between The First National Bank of Boston and Chemical Bank dated as of August 12, 1986

     *Designates each management contract, compensatory plan or arrangement required to be filed as an exhibit to this report.

b.   Reports on Form 8-K:

     None, other than the previously filed Form 8-Ks described in the 1994 Form 10-K.

                                      Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     PUBLIC SERVICE COMPANY OF NEW MEXICO
                                                  (Registrant)

Date:  May 11, 1995                           /s/ Donna M. Burnett
                                      -----------------------------------

                                                Donna M. Burnett
                                           Corporate Controller and
                                           Chief Accounting Officer