Form 10-Q
period 1995-06-30
PUBLIC SERVICE CO OF NEW MEXICO
filed 1995-08-09
CIK 81023

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


(Mark One)  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the period ended June 30, 1995

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

     Common Stock--$5.00 par value                    41,774,083 shares
                 Class                            Outstanding at August 1, 1995

               PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                                       INDEX

                                                                    Page No.
PART I.  FINANCIAL INFORMATION:

   Report of Independent Public Accountants                                 3

   ITEM 1.  FINANCIAL STATEMENTS

   Consolidated Statements of Earnings--
    Three Months and Six Months Ended June 30, 1995 and 1994                4

   Consolidated Balance Sheets--
    June 30, 1995 and December 31, 1994                                     5

   Consolidated Statements of Cash Flows--
    Six Months Ended June 30, 1995 and 1994                                 6

   Notes to Consolidated Financial Statements                               7

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS                         9

PART II.  OTHER INFORMATION:

   ITEM 1.  LEGAL PROCEEDINGS                                              16

   ITEM 5.  OTHER INFORMATION                                              17

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                               18

Signature                                                                  19

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Public Service Company of New Mexico:


We have reviewed the accompanying condensed consolidated balance sheet of Public Service Company of New Mexico (a New Mexico corporation) and subsidiaries as of June 30, 1995, and the related condensed consolidated statements of earnings for the three-month and six-month periods ended June 30, 1995 and 1994, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Public Service Company of New Mexico and subsidiaries as of December 31, 1994 (not presented herein), and, in our report dated February 23, 1995, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                    ARTHUR ANDERSEN LLP



Albuquerque, New Mexico
August 7, 1995

ITEM 1. FINANCIAL STATEMENTS

                          PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF EARNINGS
                                               (Unaudited)
                                           Three Months Ended  Six Months Ended
                                                June 30            June 30
                                           ------------------  ----------------
                                             1995      1994     1995      1994
                                             ----      ----     ----      ----
                                         (In thousands except per share amounts)
Operating revenues:
  Electric                                 $136,698  $149,856  $278,306  $298,524
  Gas                                        51,126    50,959   137,326   160,378
  Water                                       3,708     3,445     6,135     6,165
                                           --------  --------  --------  --------
    Total operating revenues                191,532   204,260   421,767   465,067
                                           --------  --------  --------  --------
Operating expenses:
  Fuel and purchased power                   32,923    32,078    64,789    64,236
  Gas purchased for resale                   20,414    22,411    63,996    85,704
  Other operation and maintenance            78,037    82,869   159,248   162,525
  Depreciation and amortization              20,737    17,516    41,252    36,253
  Taxes, other than income taxes              8,869     9,439    18,538    19,632
  Income taxes                                5,528     7,797    15,189    21,896
                                           --------  --------  --------  --------
     Total operating expenses               166,508   172,110   363,012   390,246
                                           --------  --------  --------  --------
     Operating income                        25,024    32,150    58,755    74,821
                                           --------  --------  --------  --------

Other income and deductions, net of taxes:   13,118     4,717    14,693     4,670
                                           --------  --------  --------  --------
     Income before interest charges          38,142    36,867    73,448    79,491
                                           --------  --------  --------  --------
Interest charges:
  Interest on long-term debt                 12,957    16,300    28,391    33,482
  Other interest charges                      1,766     1,413     3,454     2,818
  Allowance for borrowed funds used
    during construction                         -         (94)      -        (160)
                                           --------  --------  --------  --------
      Net interest charges                   14,723    17,619    31,845    36,140
                                           --------  --------  --------  --------
Net earnings                                 23,419    19,248    41,603    43,351
Preferred stock dividend requirements         1,534     1,677     3,072     3,358
                                           --------  --------  --------  --------
Net earnings applicable to common stock    $ 21,885  $ 17,571  $ 38,531  $ 39,993
                                           ========  ========  ========  ========
Average shares of common stock outstanding   41,774    41,774    41,774    41,774
                                           ========  ========  ========  ========
Net earnings per share of common stock     $   0.52  $   0.42  $   0.92  $   0.96
                                           ========  ========  ========  ========
Dividends paid per share of common stock   $   -     $   -     $   -     $   -
                                           ========  ========  ========  ========


The accompanying notes are an integral part of these financial statements.
/TABLE

                         PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                                                               June 30,     December 31,
                                                                 1995           1994
                                                               --------     -----------
                                                             (Unaudited)
                                                                   (In thousands)
ASSETS
Utility plant                                                 $2,515,970     $2,587,592
Accumulated provision for depreciation and amortization         (889,304)      (890,905)
                                                              ----------     ----------
   Net utility plant                                           1,626,666      1,696,687
                                                              ----------     ----------
Other property and investments                                    33,745         34,523
                                                              ----------     ----------

Current assets:
  Cash                                                            14,973         21,029
  Temporary investments, at cost                                 160,085         74,521
  Receivables                                                     96,496        129,048
  Income taxes receivable                                           -             4,182
  Fuel, materials and supplies                                    48,653         51,068
  Gas in underground storage                                       8,141          8,744
  Other current assets                                            12,250          9,549
                                                              ----------     ----------
       Total current assets                                      340,598        298,141
                                                              ----------     ----------
Deferred charges                                                 134,176        173,914
                                                              ----------     ----------
                                                              $2,135,185     $2,203,265
                                                              ==========     ==========
CAPITALIZATION AND LIABILITIES
Capitalization:
   Common stock equity:
    Common stock                                              $  208,870     $  208,870
    Additional paid-in capital                                   469,722        469,648
    Excess pension liability, net of tax                          (1,106)        (1,106)
    Retained earnings (deficit) since January 1, 1989
       (appropriated $0.6 million as of June 30, 1995)            (7,475)       (46,006)
                                                              ----------     ----------
       Total common stock equity                                 670,011        631,406
   Cumulative preferred stock:
    Without mandatory redemption requirements                     13,000         59,000
    With mandatory redemption requirements                          -            17,975
  Long-term debt, less current maturities                        742,763        752,063
                                                              ----------     ----------
       Total capitalization                                    1,425,774      1,460,444
                                                              ----------     ----------
Current liabilities:
  Short-term debt                                                 35,550           -
  Accounts payable                                                75,490        105,213
  Current maturities of long-term debt                            15,954        148,532
  Accrued interest and taxes                                      75,048         28,073
  Other current liabilities                                      108,060         43,662
                                                              ----------     ----------
       Total current liabilities                                 310,102        325,480
                                                              ----------     ----------
Deferred credits                                                 399,309        417,341
                                                              ----------     ----------
                                                              $2,135,185     $2,203,265
                                                              ==========     ==========

The accompanying notes are an integral part of these financial statements.
/TABLE

                         PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)
                                                                   Six Months Ended
                                                                       June 30
                                                                   ----------------
                                                                  1995           1994
                                                                  ----           ----
                                                                    (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                   $41,603        $43,351
  Adjustments to reconcile net earnings to net cash
    flows from operating activities:
      Depreciation and amortization                               49,621         42,581
      Gain on sale of plant and property                         (28,126)        (6,576)
      Reserves for bad debts                                        -               526
      Accumulated deferred investment tax credit                  (2,325)        (4,788)
      Accumulated deferred income tax                            (40,113)        (2,953)
      Changes in certain assets and liabilities:
        Receivables                                               36,734         33,749
        Fuel, materials and supplies                             (33,050)        (6,959)
        Deferred charges                                          11,418          9,920
        Accounts payable                                         (29,723)       (30,680)
        Accrued interest and taxes                                46,975         13,130
        Deferred credits                                          22,415         (9,286)
        Other                                                      5,542          5,927
      Other, net                                                   3,583          4,100
                                                                 -------        -------
        Net cash flows from operating activities                  84,554         92,042
                                                                 -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Utility plant additions                                        (49,127)       (50,503)
  Utility plant sales                                            154,087         39,725
  Other property additions                                          (107)        (4,777)
  Temporary investments, net                                     (85,564)        (5,580)
                                                                 -------        -------
        Net cash flows from investing activities                  19,289        (21,135)
                                                                 -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Redemptions of PV lease obligation bonds                      (132,663)          -
  Redemptions and repurchases of preferred stock                    (208)        (1,439)
  Redemption of first mortgage bonds                                -           (45,000)
  Bond redemption premium and costs                                 (253)        (2,222)
  Proceeds from asset securitization                              18,758           -
  Repayments of other long-term debt                             (28,007)       (22,123)
  Net increase in short-term debt                                 35,550           -
  Dividends paid                                                  (3,076)        (3,393)
                                                                 -------        -------
        Net cash flows from financing activities                (109,899)       (74,177)
                                                                 -------        -------
  Decrease in cash                                                (6,056)        (3,270)
  Cash at beginning of period                                     21,029         20,510
                                                                 -------        -------
  Cash at end of period                                          $14,973        $17,240
                                                                 =======        =======
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid                                                  $30,820        $37,846
                                                                 =======        =======
  Income taxes paid                                              $15,200        $ 5,000
                                                                 =======        =======

The accompanying notes are an integral part of these financial statements.

               PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    General Accounting Policy

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the consolidated financial statements. The accounting policies followed by Public Service Company of New Mexico (the "Company") are set forth in note (1) of notes to the Company's consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 Form 10-K") filed with the Securities and Exchange Commission.

(2) Palo Verde Nuclear Generating Station ("PVNGS") Lease Obligation Bonds ("LOBs") Redemption

On March 8, 1995, $121 million of PVNGS LOBs were retired. The retired LOBs consisted of $58 million of 10.30% LOBs due 2014 retired at a price of 100% of par and $63 million of 10.15% LOBs due 2016 retired at a price of 97.8% of par. Additionally, $4.4 million and $4.8 million of LOBs due 1996 and 1997 at interest rates of 9.125% and 8.95%, respectively, were retired at par on March 22, 1995. In connection with the LOB retirements, $65 million was borrowed under the Company's liquidity arrangements and $19 million was obtained under the securitization facility related to amounts being recovered from gas customers relating to certain gas contract settlements. In July 1995, the Company repaid the borrowings with proceeds from asset sales. In conjunction with these retirements, the Company wrote off $1.5 million of net costs related to these transactions. The retirement of the LOBs, which were the Company's highest cost debt, will save the Company approximately $11 million annually in interest expense over the next five years.

(3)    Sale of Certain Gas Assets

In February 1994, an agreement was reached with Williams Gas Processing-Blanco, Inc. ("Williams") for the sale of substantially all of the gas gathering and processing assets of the Company and its gas subsidiaries. On June 30, 1995, the sale was consummated. As a result, the Company and its gas subsidiaries received approximately $154.1 million from Williams and recorded an after-tax gain of $13.1 million, or $.31 per share, in the second quarter of 1995.

(4)    Subsequent Events

   Sale of Sangre de Cristo Water Company ("SDCW")

   In February 1994, the Company and the City of Santa Fe (the "City") entered into a purchase and sale agreement for the Company's water division. On July 3, 1995, the sale was consummated. As a result, the Company received $51.2 million (exclusive of current assets netted against current liabilities) from the sale of assets and will record an after-tax gain of $6.3 million, or $.15 per share, in the third quarter of 1995. As a part of the sales agreement, the Company will continue to operate the water utility for up to four years for a fee under a contract with the City.

   Cumulative Preferred Stock

   On August 7, 1995, the Company redeemed, at par, all of its 8.45% Series, 8.80% Series and 8.75% Series of cumulative preferred stock outstanding as of July 6, 1995. The Company deposited the redemption price of $64 million (including accrued dividends to the redemption date) with a redemption agent.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's 1994 Form 10-K PART II, ITEM 7.--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" discussed management's assessment of the Company's financial condition, results of operations and other issues facing the Company. The following discussion supplements the 1994 Form 10-K discussion and should be read in conjunction with the consolidated financial statements presented herein and in the 1994 Form 10-K.

                          LIQUIDITY AND CAPITAL RESOURCES

During the first half of 1995, the Company generated $84.6 million from operating activities and received proceeds of $154.1 million from the sale of certain gas gathering and gas processing assets. In July 1995, the Company also received proceeds of $51.2 million from the sale of the Company's water division.

The Company's construction expenditures for the first half of 1995 were $49.1 million. During the remainder of 1995, the Company anticipates it will spend approximately $61 million for additional construction expenditures. The Company expects that construction expenditures for the remainder of 1995 are to be met primarily through internally-generated cash. However, to cover differences in the amounts and timing of cash generation and cash requirements, the Company intends to utilize short-term borrowings under its liquidity arrangements, which consist of a $100 million secured revolving credit facility, a $40 million credit facility collateralized by the Company's electric customer accounts receivable and $11 million in local lines of credit.

In June 1995, the Company amended its $100 million secured revolving credit facility (the "Prior Facility"). The amended credit facility (the "Facility") contains improved pricing, a three-year term and some covenant changes. The maximum allowed ratio of the Company's total debt to total capitalization under the Prior Facility was 72% and the Company was allowed to exclude from the calculation of total capitalization up to $200 million in pre-tax write-offs resulting from the Company's restructuring efforts. Under the Facility, the maximum allowed ratio was changed from 72% to 68% with no provision for excluding write-off amounts. As of June 30, 1995, such ratio was 65.4%.

In March 1995, the Company retired $130 million in long-term debt and on August 7, 1995, the Company retired three series of its cumulative preferred stock in the amount of $64 million. As of June 30, 1995, the Company had short-term borrowings of $35.6 million and cash and temporary investments of $175.1 million. The Company continues to evaluate its investment and debt retirement options to optimize its financing strategy and earnings potential.

Credit Rating

Moody's Investors Service (Moody's) recently concluded its review of LOBs, secured lease obligation bonds ("SLOBs") and preferred stock of certain electric utilities. As a result, Moody's downgraded the Company's PVNGS LOBs and cumulative preferred stock. Moody's stated that the downgrades were based on their "assessment that increasing competition in the electricity industry, concentrated in the generation sector, has impaired nuclear asset collateral value". Moody's also stated that "as a result of the increase in unsecured claims represented by the SLOB and LOB holders, the position of preferred shareholders may be seriously impaired in bankruptcy". The Company does not expect such downgrades will affect the Company's financial condition or results of operations.

                               RESULTS OF OPERATIONS

Resources excluded from New Mexico Public Utility Commission ("NMPUC") jurisdictional rates continue to negatively impact the Company's results of operation; however, operating income increased $1.3 million and $2.6 million for the quarter and six months ended June 30, 1995, respectively, from the corresponding periods a year ago. Such increases resulted from lower 1995 PVNGS operation and maintenance ("O&M") expenses partially offset by lower gross margin as a result of poor wholesale power market conditions. However, net earnings from such excluded resources decreased $4.6 million and $3.2 million for the quarter and six months ended June 30, 1995, respectively, from a year ago. Such decreases resulted from the June 1994 gain from the sale of generating facilities to Utah Associated Municipal Power Systems ("UAMPS"), partially offset by reduced 1995 interest expense due to certain long-term debt retirements.

Operating results for the excluded resources for all these periods reflect the allocation of interest charges based on average investment in excluded net utility plant as a percent of total utility plant for the period. Selected financial information for the excluded resources is shown below:

                             Three Months Ended      Six Months Ended
                                   June 30               June 30
                                   -------               -------
                               1995       1994       1995       1994
                               ----       ----       ----       ----
                                           (In thousands)

Operating revenues           $  8,113   $   9,650   $ 17,174   $ 19,504
Operating income (loss)      $    532   $    (742)  $  1,870   $   (705)
Net earnings (loss)          $   (870)  $   3,726   $ (1,013)  $  2,158
Net utility plant at end of
   period                    $141,721   $ 132,452   $141,721   $132,452

Electric gross margin (electric operating revenues less fuel and purchased power expense) decreased $14.0 million and $20.8 million for the quarter and six months ended June 30, 1995, respectively, from the corresponding periods a year ago. These decreases were attributable to: (1) the retail rate reduction implemented in late 1994; (2) a difference between the estimated unbilled revenues reported in the fourth quarter of 1993 and actual revenues recorded in the first quarter of 1994; and (3) reduced off-system sales margin as a result of the expiration of three sales contracts and generally poor wholesale power market conditions. Partially offsetting such decreases was the increase in retail revenues (net of the effect of the retail rate reduction) resulting from increased load growth.

Gas gross margin (gas operating revenues less gas purchased for resale) increased $2.2 million from last year's quarter due to higher retail sales margin resulting from cooler weather experienced in the current quarter. However, gas gross margin for the six month period decreased $1.3 million from the corresponding period a year ago due to a decrease in gas deliveries resulting from warmer than normal weather in the first quarter of 1995.

Other O&M expenses decreased $4.8 million for the quarter from the corresponding period a year ago due to a decrease in San Juan Generating Station ("SJGS") O&M expenses of $2.9 million resulting from two scheduled outages in 1994 and a decrease in PVNGS O&M expenses of $1.6 million due to a Unit 2 mid-cycle outage and a longer than expected outage of Unit 3 in 1994. In addition, the current quarter O&M expenses reflect a decrease in administrative and general ("A&G") expenses of $1.4 million, which were partially offset by higher production O&M expenses for the gas and oil-fired units of $1.6 million resulting from the maintenance outages in 1995.

Other O&M expenses for the six months ended June 30, 1995 decreased $3.3 million from the corresponding period a year ago due to a decrease in SJGS O&M expenses of $3.1 million resulting from two scheduled outages in 1994, decreased PVNGS O&M expenses of $2.4 million as a result of a reduction in scheduled maintenance outage hours in the current period and decreased Four Corners Generating Station O&M expenses of $1.5 million resulting from scheduled outages in 1994. Also, A&G expenses, which decreased by $1.3 million, contributed to the decrease in the current period. Such decreases were partially offset by higher production O&M expenses for the gas and oil-fired units of $2.7 million resulting from the maintenance outages in 1995 and higher transmission expense of $1.5 million.

Depreciation and amortization expenses increased $3.2 million and $5.0 million for the quarter and six months ended June 30, 1995, respectively, from the corresponding periods a year ago as a result of implementing the new depreciation rates approved by the NMPUC.

Operating income taxes for the quarter and six months ended June 30, 1995 decreased $2.3 million and $6.7 million, respectively, from the corresponding periods a year ago due primarily to decreased pre-tax earnings for the current periods.

Other income and deductions, net of taxes, for the quarter and six months ended June 30, 1995 increased $8.4 million and $10.0 million, respectively, over the corresponding periods a year ago. Significant items, net of taxes, for the quarter include the following: (i) the gain of $13.1 million from the gas assets sale; (ii) income of $1.4 million related to adjusting reclamation reserves for certain mining operations; and (iii) establishing a 1994 regulatory reserve of $1.2 million. Partially offsetting such increases were the following: (i) the gain of $4.4 million from the sale of generating facilities to UAMPS in 1994; (ii) the tax benefit of $1.7 million related to sharing the UAMPS gain with jurisdictional customers; and (iii) an additional 1995 regulatory reserve of $1.5 million. In addition, significant year-to-date items included an after-tax accrual of $2.6 million of income pertaining to the carrying costs related to gas take-or-pay settlement amounts, which was partially offset by an after-tax write off of debt retirement costs of $.9 million.

Net interest charges decreased $2.9 million and $4.3 million for the quarter and six months ended June 30, 1995, respectively, from the corresponding periods a year ago. This was due to the retirement of $130 million of PVNGS LOBs in March 1995 and the retirement of $45 million of first mortgage bonds in April 1994.

                          OTHER ISSUES FACING THE COMPANY

PVNGS--Steam Generator Tubes

As previously reported, Arizona Public Service Company ("APS"), as the operating agent of PVNGS, has encountered tube cracking in the steam generators and had taken, and will continue to take, remedial actions that it believes have slowed the rate of tube degradation. The projected service life of the steam generators is reassessed periodically in conjunction with inspections made during scheduled outages of the PVNGS units. (See PART II, ITEM 7.--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--OTHER ISSUES FACING THE COMPANY--PVNGS-- STEAM GENERATOR TUBES" in the 1994 Form 10-K.)

APS's ongoing analyses indicate that it will be economically desirable for APS to replace the Unit 2 steam generators, which have been most affected by tube cracking, in five to ten years. APS expects that the steam generator replacement can be accomplished within financial parameters established before replacement was a consideration. Based on APS's analyses, the Company believes that its share of the replacement costs (in 1995 dollars and including installation and replacement power costs) would be between $10.5 million and $17.5 million, most of which would be incurred after the year 2000. APS expects that the replacement would be performed in conjunction with a normal refueling outage in order to limit incremental outage time to approximately 50 days. Based on the latest available data, APS estimates that the Unit 1 and Unit 3 steam generators should operate for their designed life of 40 years (until 2025 and 2027, respectively), although APS will continue its normal periodic assessment of these steam generators.

While APS believes that replacement of the Unit 2 steam generators within five to ten years will be economically desirable, the Company is not convinced that future benefits to the Company would exceed the costs of the replacement, and is evaluating its options in regards to this issue.

Transmission Issues

Ojo Line Extension ("OLE") Transmission Project

As previously reported, plans to construct the OLE transmission line, a proposed 345 Kv line connecting the existing Ojo 345 Kv line to the Norton station in northern New Mexico, had faced considerable opposition by persons concerned primarily about the environmental impacts of the project. OLE was designed to provide a needed improvement to the Company's northern transmission system and to allow greater delivery of power into the Company's two largest service territories, the greater Albuquerque area and the Santa Fe/Las Vegas area. (See PART II, ITEM 7.--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--OTHER ISSUES FACING THE COMPANY--TRANSMISSION ISSUES--OLE Transmission Project" in the 1994 Form 10-K.)

In July 1995, the NMPUC hearing examiner issued a recommended decision, recommending disapproval of the project. The Company filed exceptions to the recommended decision on August 7, 1995. The Company strongly believes that OLE is still the least cost technical solution for the New Mexico bulk power systems' need that was not contested by the intervenors in this case. The Company has spent approximately $16 million on the project to date. The Company has reviewed the costs related to OLE and established accounting reserves as deemed appropriate. The Company is not able to predict the outcome of the NMPUC's final decision.

Transmission Right-of-Way

As previously reported, the Company has easements for right-of-way with the Navajo Nation for portions of several transmission lines that deliver the Company's generation resources to load centers. One grant of easement for approximately 4.2 miles of right-of-way for two parallel 345 Kv transmission lines expired in January 1993. Prior to expiration, the Company had unsuccessfully attempted to renew the grant. (See PART II, ITEM 7.-- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--OTHER ISSUES FACING THE COMPANY--TRANSMISSION ISSUES-- Transmission Right-of-Way" in the 1994 Form 10-K.)

The new Navajo Nation Administration recently authorized a negotiating team to recommence discussions with the Company for settlement of right-of-way issues. The parties have met three times and are currently drafting the provisions of a settlement agreement. There are issues remaining to be resolved. If those issues are resolved, the parties expect to execute the settlement by September 1, 1995.

Transmission Disputes

The Company receives approximately $14.0 million annually for the provision of firm transmission service to several customers. Most of these customers, through various actions, have recently initiated formal Federal Energy Regulatory Commission ("FERC") investigations into the transmission service billing units and transmission rates charged by the Company. The Company believes that the rate reduction allegations are based on erroneous interpretations of recently proposed FERC pricing policies and is responding to these allegations according to FERC guidelines. If these various allegations and alleged rate reductions are approved by the FERC, the Company's revenues for transmission services could be reduced by as much as $9.0 million annually. The Company is not able to predict the outcome of this issue but does not anticipate any material adverse impacts on the Company's financial condition or results of operation.

Environmental Issues

Santa Fe Station

As previously reported, the New Mexico Environment Department ("NMED") has been conducting an investigation of the groundwater contamination detected beneath the Santa Fe Station site to determine the source of the contamination under a settlement agreement between the Company and the NMED. (See PART II, ITEM 7.--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--OTHER ISSUES FACING THE COMPANY-- ENVIRONMENTAL ISSUES--Electric Operations--Santa Fe Station" in the 1994 Form 10-K.)

In May 1995, the Company received a letter from the NMED indicating that the NMED had made a determination that Santa Fe Station was the source of gasoline-contaminated groundwater at the site and vicinity. The Company has contested NMED's determination and believes insufficient data exists to definitively identify the sources of groundwater contamination. The Company is continuing to cooperate with the NMED to conduct site investigations to identify any on site sources of gasoline and other contamination pursuant to a settlement agreement between the Company and the NMED. Although the Company is unable to predict the ultimate outcome of the investigation or the ultimate action by the NMED, after consideration of established reserves, the Company does not expect that the ultimate resolution of this environmental issue will have a material adverse effect on the Company's financial condition or results of operations.

Gas Wellhead Pit Remediation

As previously reported, the New Mexico Oil Conservation Commission ("NMOCC") issued an order effective on January 14, 1993, that affected the natural gas gathering facilities located in the San Juan Basin in Northwestern New Mexico. These facilities werepreviously owned by the Company and Sunterra Gas Gathering Company ("Gathering Company"), a wholly-owned subsidiary of the Company. The NMOCC ruling prohibits the further discharge of fluids associated with the production of natural gas into unlined earthen pits in certain specified areas of the San Juan Basin. The NMOCC ruling required the cessation of discharge of production fluids in three specified areas within specific time frames. In addition, the ruling required the submission of closure plans for the closure of pits in which production fluids were previously discharged. The Bureau of Land Management ("BLM") has issued a similar ruling. The Company and Gathering Company have ceased discharge in the first two areas identified by the NMOCC and are proceeding to cease discharge in the final area identified in the NMOCC ruling. The Company and Gathering Company have also submitted and received approval of their pit closure plans from the Oil Conversation Division of the New Mexico Energy, Minerals and Natural Resources Department ("NMOCD"), as well as the BLM.
(See PART II, ITEM 7.--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--OTHER ISSUES FACING THE COMPANY-- ENVIRONMENTAL ISSUES--Gas Operations--Gas Wellhead Pit Remediation" in the

1994 Form 10-K.) As a result of an agreement reached in connection with the closing of the sale of gas assets to Williams, the Company and Gathering Company will proceed to meet the cease discharge requirement for the third and final area identified in the NMOCC's ruling.

On June 13, 1995, the Company received a letter from the NMOCD directing the Company to determine if certain unlined discharge pits located at two specific well sites in San Juan County, New Mexico, have contributed to the groundwater contamination plume that has been identified at those sites. The Company has historically operated discharge pits at these well sites. NMOCD also requested that the Company assess one additional well site in San Juan County, New Mexico, to determine if there has been contamination of the groundwater at that site. The Company is proceeding to respond to NMOCD's directive. Although the Company is unable to predict the ultimate outcome of this investigation, after consideration of established reserves, the Company does not expect the ultimate resolution of this environmental matter will have a material adverse effect on the Company's financial condition or results of operations.

Possible City Election on Municipalization

A bill regarding possible municipalization was sponsored by two Albuquerque city councilors calling for a special election to run concurrent with the October 3, 1995 municipal election. The bill would have included on the ballot municipalization of the Company's electric distribution system by the City of Albuquerque (the "City") either by condemnation or a negotiated purchase. In addition, groups consisting of Concerned Citizens, United We Stand America and Coalition for Lower Electric Rates, indicated that they would take this matter to a special election if the proposition was excluded from the October 3 ballot.

The City Council rejected the municipalization bill at the August 7, 1995 City Council meeting, and no measure will be placed before the voters on the October 3, 1995 ballot. Whether a task force may be formed as discussed by the City Mayor, or whether a citizens' initiative will be undertaken for a special election, remains uncertain at this time.

While the Company remains firmly opposed to a City takeover of the Company's system, the Company was willing to support a vote at the regular municipal election in order to determine the sentiment of local voters and to resolve the issue as quickly as possible.

The Company will continue to participate in any new developments that may occur and will continue its opposition to a City takeover.

Gas Assets Sale

As previously reported, in February 1994, an agreement was executed with Williams, for the sale of substantially all of the assets of Gathering Company and Processing Company, and for the sale of Northwest and Southeast gas gathering and processing facilities of the Company. (See PART II, ITEM 7.--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--OTHER ISSUES FACING THE COMPANY--SALE OF GAS GATHERING AND PROCESSING ASSETS" in the Company's 1994 Form 10-K, PART I, ITEM 2.-- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--OTHER ISSUES FACING THE COMPANY--Gas Assets Sale" in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and ITEM 5.--"Other Events--Gas Assets Sale" in the Company's Current Report on Form 8-K dated June 27, 1995).

On June 30, 1995, the Company and Williams consummated the closing of the gas gathering and processing assets sale. As a result, the Company and its gas subsidiaries received approximately $154.1 million from Williams and recorded an after-tax gain of $13.1 million in the second quarter of 1995.

Sale of SDCW

As previously reported, in February 1994, the Company and the City of Santa Fe (the "City") executed a purchase and sale agreement for the Company's water division. (See PART II, ITEM 7.--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--OTHER ISSUES FACING THE COMPANY--SALE OF SDCW" in the 1994 Form 10-K.) On July 3, 1995, the closing of the sale was consummated. As a result, the Company received $51.2 million

(exclusive of current assets netted against current liabilities) from the sale and will record an after-tax gain of approximately $6.3 million in the third quarter of 1995. As a part of the sales agreement, the Company will continue to operate the water utility for up to four years for a fee under a contract with the City.

El Paso Electric Company ("El Paso") Bankruptcy

As previously reported, El Paso, a joint owner in the PVNGS and Four Corners Generating Station, has been operating under chapter 11 of the Bankruptcy Code since 1992. (See PART II, ITEM 7.--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--OTHER ISSUES FACING THE COMPANY--El Paso Electric Company Bankruptcy" in the 1994 Form 10-K.) On June 9, 1995, Central and South West Corporation filed with the bankruptcy court a revocation of the previously confirmed merger plan whereby, among other things, certain issues would have been resolved, and El Paso would have assumed the joint facilities operating agreements.

PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Comprehensive Environmental Response, Compensation and Liability Act
("CERCLA")

As previously reported, the Company received a CERCLA Section 104(e) request for information from the United States Environmental Protection Agency ("EPA") Region VIII regarding the Hansen Container Site in Grand Junction, Colorado ("Hansen Site"). The EPA investigated the site and requested information relating to the number and contents of drums, barrels, and other materials that were sent to the Hansen Site for reconditioning, disposal, or storage. After an internal investigation, the Company filed its response to the EPA's request for information on March 2, 1995, and provided information from the Company's records indicating that the Company sold empty scrap drums to a drum recycler in the 1980's who has been linked to the Hansen Site by the EPA. (See PART II, ITEM 7.--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--OTHER ISSUES FACING THE COMPANY--ENVIRONMENTAL ISSUES--Electric Operations--CERCLA" in the 1994 Form 10-K.) On June 30, 1995, the EPA issued its final de minimis settlement order and final volumetric ranking report, in which EPA identified the Company as a potentially responsible party for clean-up at the Hansen Site. The EPA's order offered the Company an opportunity to participate in a de minimis settlement for the Hansen Site in the amount of approximately $400. The Company will accept the EPA's offer and participate in the de minimis settlement for this amount.

Air Permits

As previously reported, on August 30, 1994, the Company submitted its permit modification application for the Lybrook Gas Processing Plant ("Lybrook").
On November 14, 1994, the Company received a Notice of Violation ("NOV") from the NMED for Lybrook for alleged violations of air quality control regulations requiring permits for modification of stationary sources. (See
PART II, ITEM 7.--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--OTHER ISSUES FACING THE COMPANY-- ENVIRONMENTAL ISSUES--Gas Operations--Air Permits" in the 1994 Form 10-K.)
In June 1995, the Company accepted a settlement offer from the NMED for the Lybrook NOV in the amount of $7,000. This constituted final settlement of the Lybrook NOV.

Sunterra Gas Processing Company, a wholly-owned subsidiary of the Company, submitted an air permit modification application for the Kutz Canyon Gas Processing Plant ("Kutz") in the first quarter of 1995. While the Company cannot be certain, the Kutz filing, which was similar to the Lybrook filing, may also result in a NOV from the NMED due to apparent permit discrepancies in the Kutz air permit. To date, the Company has not received notice of a NOV on the Kutz application. The Company is not able to predict the outcome of this issue but does not anticipate any material adverse impact on the Company's financial condition or results of operation.

Archaeological Site Damage

As previously reported, in March 1995, a contractor installing gas pipeline on behalf of the Company damaged an archaeological site located in the New Mexico State Highway and Transportation Department ("NMSHTD") right-of-way on New Mexico State Road 14. The contractor was installing the gas pipeline at the direction of the Company. The Company notified both the NMSHTD and the New Mexico State Historic Preservation Office ("SHPO"). The Company conducted an investigation and provided additional information regarding the site damage and remedial measures in response to requests from the NMSHTD. (See PART II, ITEM 1. "LEGAL PROCEEDINGS--Archaeological Site Damage" in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.)

In June 1995, the NMSHTD issued a permit to the Company for the gas pipeline installed at this location. Both the NMSHTD and the SHPO approved the Company's proposal for remedial measures at the archaeological site. To date, there has been no administrative enforcement action taken by either the NMSHTD or the SHPO. The Company has no reason to believe that any enforcement action will be undertaken in the future.

ITEM 5.  OTHER INFORMATION

Kirtland Air Force Base ("KAFB")

As previously reported, the Company's largest retail customer, KAFB, was recommended by the Department of the Air Force for realignment, which could have resulted in a maximum potential reduction of approximately 12,000 jobs (both direct and indirect) over the 1996-2001 time period in the Bernalillo County area of New Mexico. (See PART I, ITEM 1.--"BUSINESS--ELECTRIC OPERATIONS--Service Area and Customers" in the 1994 Form 10-K.)

In July 1995, the Department of Defense reversed its original recommendation to close KAFB. The President of the United States subsequently affirmed the Department of Defense's revised recommendation for the base closure and realignment.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits:

     2.2.7 Seventh Amendment to Agreement to Purchase and Sell Between the City of Santa Fe, New Mexico and Public Service Company of New Mexico


     10.57.1   Amendment No. 1, dated June 7, 1995 to the U.S. $100,000,000
               Revolving Credit Agreement Dated as of December 14, 1993 Among Public Service Company of New Mexico (Borrower) and certain Banks (Banks) and Chemical Bank and Citibank, N.A. (Co-Agents)

     10.64 Agreement for Contract Operation and Maintenance of the City of Santa Fe Water Supply Utility System, dated July 3, 1995

     15.0      Letter Re Unaudited Interim Financial Information

     27        Financial Data Schedule

b.   Reports on Form 8-K:

     Report dated May 22, 1995 and filed June 2, 1995 relating to the sale of Sangre de Cristo Water Company.

     Report dated June 27, 1995 and filed July 19, 1995 relating to the gas assets sale, the sale of Sangre de Cristo Water Company, application of a portion of asset sales proceeds and the Ojo Line Extension transmission
     project.

                                     Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     PUBLIC SERVICE COMPANY OF NEW MEXICO
                                                  (Registrant)

Date:  August 9, 1995                         /s/ Donna M. Burnett
                                      -----------------------------------

                                                Donna M. Burnett
                                           Corporate Controller and
                                           Chief Accounting Officer