Form 10-Q
period 1995-09-30
PUBLIC SERVICE CO OF NEW MEXICO
filed 1995-11-02
CIK 81023

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


(Mark One)  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the period ended September 30, 1995

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

     Common Stock--$5.00 par value                    41,774,083 shares
                 Class                        Outstanding at November 1, 1995

          PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                                  INDEX



                                                                    Page
No.
PART I.  FINANCIAL INFORMATION:

 Report of Independent Public Accountants                 3

 ITEM 1.  FINANCIAL STATEMENTS

 Consolidated Statements of Earnings--
    Three Months and Nine Months Ended
    September 30, 1995 and 1994                           4

 Consolidated Balance Sheets--
    September 30, 1995 and December 31, 1994              5

 Consolidated Statements of Cash Flows--
    Nine Months Ended September 30, 1995 and 1994         6

 Notes to Consolidated Financial Statements               7

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS         8

PART II.  OTHER INFORMATION:

 ITEM 1.  LEGAL PROCEEDINGS                              17

 ITEM 5.  OTHER INFORMATION                              18

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K               18

Signature                                                19

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Public Service Company of New Mexico:


We have reviewed the accompanying condensed consolidated balance sheet of Public Service Company of New Mexico (a New Mexico corporation) and subsidiaries as of September 30, 1995, and the related condensed consolidated statements of earnings for the three-month and nine-month periods ended September 30, 1995 and 1994, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Public Service Company of New Mexico and subsidiaries as of December 31, 1994 (not presented herein), and, in our report dated February 23, 1995, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                          ARTHUR ANDERSEN LLP



Albuquerque, New Mexico
November 1, 1995

ITEM 1. FINANCIAL STATEMENTS

          PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF EARNINGS
                               (Unaudited)
                                           Three Months Ended  Nine Months Ended
                                              September 30       September 30
                                           ------------------  -----------------
                                             1995      1994     1995      1994
                                             ----      ----     ----      ----
                                         (In thousands except per share amounts)
Operating revenues:
  Electric                                 $168,115  $175,024  $446,421  $473,548
  Gas                                        27,410    39,291   164,736   199,669
  Water                                          61     4,402     6,196    10,567
                                           --------  --------  --------  --------
    Total operating revenues                195,586   218,717   617,353   683,784
                                           --------  --------  --------  --------
Operating expenses:
  Fuel and purchased power                   40,980    41,413   105,769   105,649
  Gas purchased for resale                    7,480    12,756    71,476    98,460
  Other operation and maintenance            71,641    75,973   230,889   238,498
  Depreciation and amortization              19,767    19,047    61,019    55,300
  Taxes, other than income taxes              8,321    10,383    26,859    30,015
  Income taxes                               12,663    15,539    27,852    37,435
                                           --------  --------  --------  --------
     Total operating expenses               160,852   175,111   523,864   565,357
                                           --------  --------  --------  --------
     Operating income                        34,734    43,606    93,489   118,427
                                           --------  --------  --------  --------

Other income and deductions, net of taxes:    7,510    (4,557)   22,203       113
                                           --------  --------  --------  --------
     Income before interest charges          42,244    39,049   115,692   118,540
                                           --------  --------  --------  --------
Interest charges:
  Interest on long-term debt                 12,215    15,978    40,606    49,460
  Other interest charges                      1,060     1,368     4,514     4,186
  Allowance for borrowed funds used
    during construction                         -         (86)      -        (246)
                                           --------  --------  --------  --------
      Net interest charges                   13,275    17,260    45,120    53,400
                                           --------  --------  --------  --------
Net earnings                                 28,969    21,789    70,572    65,140
Preferred stock dividend requirements           495     1,538     3,567     4,895
                                           --------  --------  --------  --------
Net earnings applicable to common stock    $ 28,474  $ 20,251  $ 67,005  $ 60,245
                                           ========  ========  ========  ========
Average shares of common stock outstanding   41,774    41,774    41,774    41,774
                                           ========  ========  ========  ========
Net earnings per share of common stock     $   0.68  $   0.48  $   1.60  $   1.44
                                           ========  ========  ========  ========
Dividends paid per share of common stock   $   -     $   -     $   -     $   -
                                           ========  ========  ========  ========


The accompanying notes are an integral part of these financial statements.
/TABLE

               PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                                             September 30,  December 31,
                                                                 1995           1994
                                                             ------------   -----------
                                                             (Unaudited)
                                                                   (In thousands)
ASSETS
Utility plant                                                 $2,459,733     $2,587,592
Accumulated provision for depreciation and amortization         (887,767)      (890,905)
                                                              ----------     ----------
   Net utility plant                                           1,571,966      1,696,687
                                                              ----------     ----------
Other property and investments                                    33,594         34,523
                                                              ----------     ----------

Current assets:
  Cash                                                            21,658         21,029
  Temporary investments, at cost                                  76,314         74,521
  Receivables                                                     97,944        129,048
  Income taxes receivable                                           -             4,182
  Fuel, materials and supplies                                    45,366         51,068
  Gas in underground storage                                       8,249          8,744
  Other current assets                                             8,321          9,549
                                                              ----------     ----------
       Total current assets                                      257,852        298,141
                                                              ----------     ----------
Deferred charges                                                 136,741        173,914
                                                              ----------     ----------
                                                              $2,000,153     $2,203,265
                                                              ==========     ==========
CAPITALIZATION AND LIABILITIES
Capitalization:
 Common stock equity:
    Common stock                                              $  208,870     $  208,870
    Additional paid-in capital                                   470,416        469,648
   Excess pension liability, net of tax                          (1,106)        (1,106)
    Retained earnings (deficit) since January 1, 1989             20,400        (46,006)
                                                              ----------     ----------
       Total common stock equity                                 698,580        631,406
 Cumulative preferred stock:
    Without mandatory redemption requirements                     12,800         59,000
    With mandatory redemption requirements                          -            17,975
  Long-term debt, less current maturities                        728,865        752,063
                                                              ----------     ----------
       Total capitalization                                    1,440,245      1,460,444
                                                              ----------     ----------
Current liabilities:
  Short-term debt                                                   -              -
  Accounts payable                                                58,244        105,213
  Current maturities of long-term debt                               105        148,532
  Accrued interest and taxes                                      73,440         28,073
  Other current liabilities                                       39,992         43,662
                                                              ----------     ----------
       Total current liabilities                                 171,781        325,480
                                                              ----------     ----------
Deferred credits                                                 388,127        417,341
                                                              ----------     ----------
                                                              $2,000,153     $2,203,265
                                                              ==========     ==========

The accompanying notes are an integral part of these financial statements.
/TABLE

               PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                                                   Nine Months Ended
                                                                     September 30
                                                                   -----------------
                                                                  1995           1994
                                                                  ----           ----
                                                                    (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                   $70,572        $65,140
  Adjustments to reconcile net earnings to net cash
    flows from operating activities:
      Depreciation and amortization                               73,429         67,229
      Gain on sale of plant and property                         (39,055)        (6,576)
      Reserves for bad debts                                        -               526
      Accumulated deferred investment tax credit                  (3,866)        (6,084)
      Accumulated deferred income tax                            (36,450)        (2,226)
      Changes in certain assets and liabilities:
        Receivables                                               35,285         39,855
        Fuel, materials and supplies                             (29,871)        (2,394)
        Deferred charges                                          10,754          4,869
        Accounts payable                                         (46,990)       (46,422)
        Accrued interest and taxes                                45,366         28,378
        Deferred credits                                          24,384        (10,624)
        Other                                                      4,043          3,268
      Other, net                                                   6,927          9,937
                                                                 -------        -------
        Net cash flows from operating activities                 114,528        144,876
                                                                 -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Utility plant additions                                        (76,884)       (80,122)
  Utility plant sales                                            205,968         39,562
  Other property additions                                           (26)        (1,715)
  Temporary investments, net                                      (1,793)       (19,080)
                                                                 -------        -------
        Net cash flows from investing activities                 127,265        (61,355)
                                                                 -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Redemptions of PV lease obligation bonds                      (132,663)          -
  Redemptions and repurchases of preferred stock                 (64,175)        (7,384)
  Redemption of first mortgage bonds                                -           (45,000)
  Bond redemption premium and costs                                 (373)        (2,418)
  Proceeds from asset securitization                              18,758           -
  Repayments of other long-term debt                             (57,768)       (27,292)
  Net increase in short-term debt                                   -              -
  Dividends paid                                                  (4,943)        (5,081)
                                                                 -------        -------
        Net cash flows from financing activities                (241,164)       (87,175)
                                                                 -------        -------
  Increase (decrease) in cash                                        629         (3,654)
  Cash at beginning of period                                     21,029         20,510
                                                                 -------        -------
  Cash at end of period                                          $21,658        $16,856
                                                                 =======        =======
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid                                                  $46,423        $56,104
                                                                 =======        =======
  Income taxes paid                                              $38,205        $ 7,000
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

(3)   Sale of Certain Gas Assets

In February 1994, an agreement was reached with Williams Gas Processing-Blanco, Inc. ("Williams") for the sale of substantially all of the gas gathering and processing assets of the Company and its gas subsidiaries. On June 30, 1995, the sale was consummated. The Company and its gas subsidiaries received approximately $154.1 million from Williams and recorded an after-tax gain of $12.8 million, or $.31 per share.

(4)   Sale of Sangre de Cristo Water Company ("SDCW")

In February 1994, the Company and the City of Santa Fe (the "City") entered into a purchase and sale agreement for the Company's water division. On July 3, 1995, the sale was consummated. The Company received $51.9 million (exclusive of current assets netted against current liabilities) from the sale of assets and recorded an after-tax gain of $6.8 million, or $.16 per share, in the third quarter of 1995. As a part of the sales agreement, the Company will continue to operate the water utility for up to four years for a fee under a contract with the City.

(5)   Cumulative Preferred Stock

On August 7, 1995, the Company redeemed, at par, all of its 8.48% Series, 8.80% Series and 8.75% Series of cumulative preferred stock outstanding as of July 6, 1995. The redemption price of $64 million included accrued dividends through the redemption date.

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

LIQUIDITY AND CAPITAL RESOURCES

 During the nine month period ended September 30, 1995, the Company generated $114.5 million from operating activities and received proceeds of $206 million from the sales of certain gas gathering and gas processing assets and from the sale of the Company's water division.

The Company's construction expenditures for the nine months ended September 30, 1995 were $76.9 million. The Company anticipates it will spend approximately $22.1 million during the remainder of 1995 for additional construction expenditures. The Company's construction expenditures have been and are expected to be met primarily through internally-generated cash. However, to cover differences in the amounts and timing of cash generation and cash requirements, the Company utilizes short-term borrowings under its liquidity arrangements, which consist of a $100 million secured revolving credit facility, a $40 million credit facility collateralized by the Company's electric customer accounts receivable and $11 million in local lines of credit.

As previously reported, the Company's secured revolving credit facility was amended in June 1995. The amended credit facility (the "Facility") contains improved pricing, a three-year term and some covenant changes. The maximum allowed ratio of the Company's total debt to total capitalization under the Facility is 70%. As of September 30, 1995, such ratio was 65.4%.

During the first nine months of 1995, the Company retired $132.7 million of PVNGS LOBs, $57.8 million of other long-term debt (which included the balance outstanding from the August 1993 securitization of amounts being recovered from gas customers relating to certain gas contract settlements) and $64 million of preferred stock. In addition, as of September 30, 1995, the Company had no short-term borrowings and had cash and temporary investments of $98 million. The Company continues to evaluate its investment and debt retirement options to optimize its financing strategy and earnings potential.

Credit Rating

Fitch Investors Service, Inc. ("Fitch") recently upgraded the Company's first mortgage bonds, secured facilities bonds, LOBs, and preferred stock. However, all of the Company's securities are still rated below investment grade by the major rating agencies, including Fitch. In its report, Fitch stated that the higher ratings reflect "the Company's successful restructuring program, improved operating and financial performance, and favorable regulatory developments, while still recognizing its high debt leverage, heavy reliance on the wholesale power market, comparatively high rates, nuclear generating/asset concentration risk and limited financial and operating flexibility".

                          RESULTS OF OPERATIONS

Operating income from the resources excluded from New Mexico Public Utility Commission ("NMPUC") jurisdictional rates increased $2.6 million for the nine months ended September 30, 1995 over the corresponding period a year ago. Such increase resulted from lower 1995 PVNGS operation and maintenance ("O&M") expenses partially offset by lower gross margin as a result of poor wholesale power market conditions. However, net earnings from such excluded resources decreased $2.7 million for the nine months ended September 30, 1995 as a result of the June 1994 gain from the sale of generating facilities to
Utah Associated Municipal Power Systems ("UAMPS").   This gain was partially
offset by reduced 1995 interest expense due to certain long-term debt retirements.

Operating results for the excluded resources for all these periods reflect the allocation of interest charges based on average investment in excluded net utility plant as a percent of total utility plant for the period. Selected financial information for the excluded resources is shown below:

                                    Three Months Ended  Nine Months Ended
                                       September 30        September 30
                                      1995      1994      1995      1994
                                                  (In thousands)

Operating revenues                  $ 10,035  $ 10,729  $ 27,209  $ 30,233
Operating income                    $  1,562  $  1,422  $  3,406  $    760
Net earnings (loss)                 $    441  $     67  $   (533) $  2,156
Net utility plant at end of period  $132,683  $131,413  $132,683  $131,413

Electric gross margin (operating revenues less fuel and purchased power expense) decreased $6.5 million and $27.2 million for the quarter and nine months ended September 30, 1995, respectively, from the corresponding periods a year ago. These decreases were attributable to: (i) the retail rate reduction implemented in late 1994; (ii) a difference between the estimated unbilled revenues reported in the fourth quarter of 1993 and actual revenues recorded in the first quarter of 1994; and (iii) reduced off-system sales margin as a result of the expiration of three sales contracts and generally poor wholesale power market conditions. Partially offsetting such decreases was the increase in retail revenues (net of the effect of the retail rate reduction) resulting from increased load growth.

Gas gross margin (gas operating revenues less gas purchased for resale) decreased $6.6 million and $7.9 million for the quarter and nine months ended September 30, 1995, respectively, from the corresponding periods a year ago due to a decrease in gas deliveries resulting from warmer than normal weather in the first quarter of 1995 and reduced margin due to the sale of the gas gathering and processing assets.

Water revenues decreased $4.3 million and $4.4 million for the quarter and nine months ended September 30, 1995, respectively, from the corresponding periods a year ago due to the sale of the Company's water division in July 1995.

Other O&M expenses decreased $4.3 million for the quarter from the corresponding period a year ago due to a decrease in injuries and damages expense of $2.9 million as a result of the recording of workers' compensation liability in the third quarter of 1994, a decrease in gas production and products extraction expense of $2.8 million resulting from the gas assets sale in June 1995, lower office supplies and expenses of $1.6 million as a result of a decrease in temporary office labor and postage expense and a decrease in water O&M expense of $1.0 million resulting from the sale of the Company's water division in July 1995. Such decreases were offset by higher employee benefit expense of $1.7 million caused by the retroactive deferral of the gas operation's retiree health care cost for regulatory purposes recorded in the third quarter of 1994, higher administration and general ("A&G") labor expense of $1.3 million and higher outside services expense of $.9 million.

Other O&M expenses for the nine months ended September 30, 1995 decreased $7.6 million from the corresponding period a year ago due to a decrease in San Juan Generating Station ("SJGS") O&M expenses of $3.5 million resulting from two scheduled outages in 1994, decreased PVNGS O&M expenses of $2.3 million as a result of a reduction in scheduled maintenance outage hours and lower property taxes in the current period and decreased Four Corners Generating Station ("Four Corners") O&M expenses of $1.6 million resulting from scheduled outages in 1994. Also, contributing to the decrease in the current period was a decrease in injuries and damages expense of $3.2 million as a result of the recording of workers' compensation liability in the third quarter of 1994, a decrease in gas production and products extraction expense of $2.8 million resulting from the gas assets sale in June 1995, lower office supplies and expenses of $2.6 million as a result of a decrease in temporary office labor and postage expense and a decrease in water O&M expense of $.8 million resulting from the sale of the Company's water division in July 1995. Such decreases were offset by higher production O&M expenses for the gas and oil-fired units of $2.9 million resulting from the maintenance outages in 1995, higher transmission expense of $1.1 million due to higher wheeling and maintenance expense, higher employee benefit expense of $2.5 million caused by the retroactive deferral of the gas operation's retiree health care costs for regulatory purposes recorded in the third quarter of 1994, higher A&G labor expense of $2.1 million and higher outside services expense of $1.2 million.

Depreciation and amortization expenses increased $.7 million and $5.7 million for the quarter and nine months ended September 30, 1995, respectively, from the corresponding periods a year ago as a result of implementing the new depreciation rates approved by the NMPUC.

Operating income taxes for the quarter and nine months ended September 30, 1995 decreased $2.9 million and $9.6 million, respectively, from the corresponding periods a year ago due primarily to decreased pre-tax earnings for the current periods.

Other income and deductions, net of taxes, for the quarter and nine months ended September 30, 1995 increased $12.1 million and $22.1 million, respectively, over the corresponding periods a year ago. Significant items, net of taxes, for the quarter included the following: (i) the gain of $6.8 million from the sale of the Company's water division; (ii) an additional provision for legal expenses of $1.8 million in the third quarter of 1994; and (iii) an additional 1994 third quarter write-off of $1.8 million relating to the gas take-or-pay settlement payments which are not recoverable through rates.

Significant year-to-date items, net of taxes, include the above items as well
as the following:   (i) the gain of $12.8 million from the gas assets sale;
(ii) an after-tax accrual of $2.6 million of income pertaining to the carrying costs related to gas take-or-pay settlement amounts; (iii) income of $1.4 million related to adjusting reclamation reserves for certain mining operations; and (iv) establishing a 1994 regulatory reserve of $1.2 million. Offsetting such increases were the following: (i) the gain of $4.4 million from the sale of generating facilities to UAMPS in 1994; (ii) the tax benefit of $1.7 million related to sharing the UAMPS gain with jurisdictional customers; (iii) an additional 1995 regulatory reserve of $1.5 million; and
(iv) an after-tax write off of debt retirement costs of $.9 million.

Net interest charges decreased $4.0 million and $8.3 million for the quarter and nine months ended September 30, 1995, respectively, from the corresponding periods a year ago. This was due to the retirement of $130 million of PVNGS LOBs in March 1995 and the retirement of $45 million of first mortgage bonds in April 1994.

Preferred stock dividend requirements decreased $1.0 million and $1.3 million for the quarter and nine months ended September 30, 1995, respectively, from the corresponding periods a year ago as a result of the retirement of preferred stock in August 1995.

                     OTHER ISSUES FACING THE COMPANY


Transmission Issues

  Transmission Right-of-Way

 As previously reported, the Company has easements for right-of-way with the Navajo Nation for portions of several transmission lines that deliver the Company's generation resources to the Albuquerque metropolitan area. One grant of easement for approximately 4.2 miles of right-of-way for two parallel 345 Kv transmission lines expired in January 1993. Prior to expiration, the Company had unsuccessfully attempted to renew the grant. (See PART II, ITEM 7.-- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--OTHER ISSUES FACING THE COMPANY-- TRANSMISSION ISSUES--Transmission Right-of-Way" in the 1994 Form 10-K.)

 The Navajo Nation and the Company continue to discuss settlement of various right-of-way issues. The parties currently have no date by which they expect to enter into a new agreement. The Company currently cannot predict the results of these discussions; however, the Company believes that resolution of this issue will not have a material adverse impact on the Company's financial condition or results of operations.

  Transmission Disputes

 The Company receives approximately $14.0 million annually for the provision of firm transmission service to several customers. Most of these customers, through various actions, have initiated formal Federal Energy Regulatory Commission ("FERC") investigations into the transmission service billing units and transmission rates charged by the Company. If these various allegations and requested rate reductions are approved by the FERC, the Company's revenues for transmission services could be reduced by as much as $9.0 million annually. The Company has responded to these allegations and has requested that the FERC dismiss the complaints. The Company is currently awaiting the FERC decision. The Company is not able to predict the outcome of this issue but does not anticipate any material adverse impact on the Company's financial condition or results of operations.

SJGS Water Supply

As previously reported, the Company has initiated a process to renew and extend its Federal water contract for 16,200 acre feet of water per year for SJGS. (See PART I, ITEM 1.--"BUSINESS--ELECTRIC OPERATIONS--Fuel and Water Supply" in the 1994 Form 10-K.) During the process of conducting an environmental assessment, the Company received numerous objections, primarily from various Indian tribes in the Four Corners area, including the Navajo Nation. The objections relate primarily to the potential impact of the Company's contract renewal on proposed and existing uses of the San Juan River or its tributaries by the various tribes. The Company is currently investigating these objections and will respond to them as part of the environmental assessment. In connection with the contract renewal process, a Section 7 consultation under the Endangered Species Act of 1973 is being conducted. The consultation will involve a review of potential impacts of the Company's depletion of the 16,200 acre feet of water from the San Juan River on two endangered fish species. The Company is currently unable to predict the outcome of these matters.

Environmental Issues

The Company has evaluated the potential impacts of the following environmental issues and believes, after consideration of established reserves, that the ultimate outcome of these environmental issues will not have a material adverse effect on the Company's financial condition or results of operations.

  Santa Fe Station

 As previously reported, the New Mexico Environment Department ("NMED") has been conducting an investigation of the groundwater contamination detected beneath the Santa Fe Station site to determine the source of the contamination under a settlement agreement between the Company and the NMED.
 (See PART II, ITEM 7.--"MANAGEMENT'S DISCUSSION AND ANALYSIS   OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- OTHER ISSUES FACING THE COMPANY--ENVIRONMENTAL ISSUES--Electric Operations--Santa Fe Station" in the 1994 Form 10-K.)

 A minimum site assessment ("MSA") has been conducted at the site under the settlement agreement. The final results are not yet available and sampling results are currently being reviewed. The Company is awaiting the final report on the MSA. Preliminary results indicate that the Santa Fe station site does not appear to have been a source of gasoline contamination. The Company is unable to predict the ultimate outcome of the investigation or action by the NMED.

  Albuquerque Electric Service Center

 Recent trenching work at the Company's Albuquerque Electric Service Center revealed oil contaminated soil in an area of the service center used for storage of used oil in drums. The trenched area bisects a small portion of the storage area, indicating that potentially the entire area could be underlain with contaminated soil. The Company has requested a laboratory analysis on the soil to determine the type of contamination. The Company may be required to assess soil and groundwater for contamination as well as remediate extensive soil in the area. The Company currently cannot predict the outcome of the analysis, to what extent the soil has been contaminated or the costs of the remediation, if any.

 In addition, a leaking fuel line, which has been replaced, caused soil and groundwater contamination in the vicinity of the leak with fuel constituents. The Company has proposed a quarterly sampling plan to the NMED for the site. The NMED has concerns regarding the placement of monitoring wells and the relatively high levels of residual contamination remaining in the soil at the site. Based on analysis of the groundwater sampling recently completed, the NMED may require an additional monitoring well and soil remediation work at the site.

City Election

On October 3, 1995, the City of Albuquerque held a municipal election. As expected, a bill regarding possible municipalization of the Company's electric distribution system was excluded from the ballot. Groups consisting of Concerned Citizens, United We Stand America and Coalition for Lower Electric Rates had indicated that they would take this matter to a special election if the bill was excluded from the October 3 ballot. A significant number of signatures is required in order to force a special election. The Company is unable to predict whether or not there will be a special election.

El Paso Electric Company ("El Paso")

As previously reported, El Paso, one of the joint owners of PVNGS and Four Corners, has been operating under Chapter 11 of the Bankruptcy Code since 1992. (See PART II, ITEM 7.--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--OTHER ISSUES FACING THE COMPANY--EL PASO ELECTRIC COMPANY BANKRUPTCY" in the 1994 Form 10-K.) On September 29, 1995, El Paso filed with the bankruptcy court a revised plan whereby, among other things, certain issues will be resolved, and El Paso will assume the joint facilities operating agreements. The Company is unable to predict whether or not the revised plan will be approved.

Gas Services Business Unit ("Gas Services") Rate Case

On August 28, 1995, Gas Services filed a request with the NMPUC for a $13.3 million increase in its annual retail natural gas sales and transportation rates. On October 5, 1995, the NMPUC issued a procedural order on the Company's application for the rate increase and ordered public hearings to be held beginning February 19, 1996. At this time, the Company is unable to predict the ultimate outcome of the hearings.

Non-Utility Subsidiaries

As previously reported, as part of the Company's strategic plan, the Company internally restructured its operations into four separate business units, each targeted at a specific segment of its customer base. (See PART II, ITEM 7.--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--OVERVIEW--Strategic Plan" in the 1994 Form 10-K.)

On December 30, 1994, the Company filed a petition for declaratory order with the NMPUC. In the petition, the Company requested, among other things, a declaratory order that its corporate reorganization into four main business units was in compliance with NMPUC regulations and previous orders and otherwise lawful. Subsequently, on June 23, 1995, the Company filed an application for authorization for the creation of three wholly-owned subsidiaries to: (i) manage and operate water and wastewater systems; (ii) pursue energy marketing, alternative fuel vehicle services and energy management services; and (iii) pursue utility management services and related energy management services for federal installations and large commercial customers. The Company sought approval to invest a maximum of $50 million in the three subsidiaries over time and to enter into reciprocal loan agreements for up to $30 million with these subsidiaries.

On September 30, 1995, the NMPUC Staff ("Staff") filed a motion for order of partial dismissal, seeking denial of the Company's application to form the new subsidiaries. The Staff argued that the New Mexico Public Utility Act ("NMPUA") should be read as requiring investment in non-utility activities to come solely from retained earnings and, since the Company's level of retained earnings is insufficient to support the level of investment requested, the application should be denied. The Staff also suggested that, because of the Company's quasi-reorganization in 1989, the Company should be required to have a minimum of $201 million in retained earnings prior to allowing any investment in non-utility activities. The New Mexico Attorney General and New

Mexico Industrial Energy Consumers ("NMIEC") support the Staff's motion, although NMIEC does not oppose the Company's request for the formation of the water service subsidiary.

On October 24, 1995, the Company filed its response to Staff's motion, arguing that Staff was misinterpreting the NMPUA and misconstruing the purposes of retained earnings since investment in these subsidiaries would come from available cash. The Company intends to vigorously oppose attempts to prevent the Company from expanding its business within the confines of energy and utility-related activities and believes Staff's motion to be without merit. The Company cannot predict, however, the ultimate outcome of this matter. Although the Company does not believe that an adverse outcome will materially impact the Company's results of operations and financial condition, such an outcome will hinder the Company's ability to effectively participate in the emerging competitive energy services marketplace.

PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Four Corners

The Company owns a 13.0% ownership interest in Units 4 and 5 of Four Corners located in northwestern New Mexico on land leased from the Navajo Nation. Arizona Public Service Company is the operating agent. In July 1995, the Navajo Nation enacted the Navajo Nation Air Pollution Prevention and Control Act, the Navajo Nation Safe Drinking Water Act and the Navajo Nation Pesticide Act (collectively, the "Acts"). By letter dated October 12, 1995, the Four Corners participants requested the United States Secretary of the Interior (the "Secretary") to resolve their dispute with the Navajo Nation regarding whether or not the Acts apply to operation of Four Corners. The Four Corners participants subsequently filed a lawsuit in the District Court of the Navajo Nation (the "Court"), Window Rock District, seeking, among other things, a declaratory judgment that: (i) the Four Corners leases and Federal easements preclude the application of the Acts to the operation of Four Corners; and (ii) the Navajo Nation and its agencies and courts lack adjudicatory jurisdiction to determine the enforceability of the Acts as applied to Four Corners. On October 18, 1995, the Navajo Nation and the Four Corners participants agreed to indefinitely stay the proceedings referenced above so that the parties may attempt to resolve the dispute without litigation, and have requested that the Secretary and the Court stay these proceedings. The Company is unable to predict the outcome of this matter.

Archaeological Resources Protection Act

As previously reported, in June 1994, a Company line crew used a bulldozer to blade an access road to electric transmission towers on U.S. Forest Service land. The Company became aware after the incident that it did not have permission from the U.S. Forest Service, as well as other necessary permits. (See PART I, ITEM 3.-- "LEGAL PROCEEDINGS--OTHER PROCEEDINGS-- Archaeological Resources Protection Act" in the 1994 Form 10-K.) The Company and the civil division of the U.S. Attorney's Office have now entered into a settlement agreement. The agreement provides that the U.S. Attorney's Office waives its right to bring any civil action for damages against the Company as a result of the incident, including an action for trespass or for violation of the Archaeological Resources Protection Act of 1979. In exchange, the Company has agreed to pay for restoration and repair of archaeological sites that were disturbed and to reimburse the U.S. Forest Service for its expenses incurred for the incident. The Company had already paid for the reclamation of the surface areas outside the archaeological sites and the archaeological site damage assessment. The resolution of this matter has not had a material adverse effect on the Company's financial condition or results of operations.

Air Permits

Sunterra Gas Processing Company, a wholly-owned subsidiary of the Company, submitted an air permit modification application for the Kutz Canyon Gas Processing Plant ("Kutz") in the first quarter of 1995. (See PART II, ITEM 7.--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--OTHER ISSUES FACING THE COMPANY--ENVIRONMENTAL ISSUES--Gas Operations--Air Permits" in the 1994 Form 10-K.) On October 30, 1995, the Company received a Notice of Violation from the NMED with specified corrective actions. Within thirty days, the NMED will propose a settlement. The Company is not able to predict the outcome of this issue but does not anticipate a material adverse impact on the Company's financial condition or results of operations.

ITEM 5. OTHER INFORMATION

Natural Gas Supply

As previously reported, Meridian Oil Inc. and its related or affiliated companies, Southland Royalty Company, Meridian Oil Production Inc. and Unicon Producing Company (collectively "Meridian") asserted claims regarding the allocation of natural gas liquids and measurement of gas under gathering, processing and transportation agreements against the Company and Sunterra Gas Gathering Company and Sunterra Gas Processing Company, wholly-owned subsidiaries of the Company, as a result of periodic audits since 1990. (See
PART 1, ITEM 1.-- "BUSINESS--NATURAL GAS OPERATIONS--Natural Gas Supply" in the 1994 Form 10-K.) The Company responded, and as expected, the claims have been resolved at no material cost to the Company.

Other Natural Gas Matters

As previously reported, Gas Services filed a Purchased Gas Adjustment Clause ("PGAC") continuation filing regarding how its composite gas procurement strategy would be affected by the sale of its gas gathering and gas processing assets. The principal unresolved issues in the case were whether gas supply reservation fees paid to certain gas suppliers are recoverable through the PGAC. (See PART I, ITEM 1.--"BUSINESS--RATES AND REGULATION-- Other Natural Gas Matters" in the 1994 Form 10-K.)

On October 26, 1995, the hearing examiner issued his recommended decision approving the continuation of Gas Services' PGAC. The hearing examiner also recommended that gas reservation fees paid to certain gas suppliers not be recoverable through the PGAC; however, the decision stated that Gas Services may attempt to recover such costs in a general rate proceeding. Gas Services filed for the recovery of such reservation fees in its general rate case filed August 28, 1995.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.      Exhibits:

 10.60.2    Amendment No. 2 dated as of October 1, 1995, to the
            Reimbursement Agreement dated as of November 1, 1992 between Public Service Company of New Mexico and Canadian Imperial Bank of Commerce, New York Agency.

 15.0   Letter Re Unaudited Interim Financial Information

 27     Financial Data Schedule

b.      Reports on Form 8-K:

 None, other than the previously filed Form 8-K described in the Form 10-Q for the period ended June 30, 1995 already reported.

                                Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     PUBLIC SERVICE COMPANY OF NEW MEXICO
                                                  (Registrant)

Date:  November 1, 1995                       /s/ Donna M. Burnett
                                      -----------------------------------

                                                Donna M. Burnett
                                           Corporate Controller and
                                           Chief Accounting Officer

                                          (Officer duly authorized to
                                                sign this report)