Form 10-K
period 1995-12-31
PUBLIC SERVICE CO OF NEW MEXICO
filed 1996-02-23
CIK 81023

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1995       Commission File Number 1-6986

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


      Title of each class              Name of each exchange on which registered
 Common Stock, $5.00 Par Value                  New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                (Title of Class)
      1965 Series, 4.58% Cumulative Preferred Stock ($100 stated value and without sinking fund)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES x/ NO

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

   The total number of shares of the Company's Common Stock outstanding as of January 31, 1996 was 41,774,083. On such date, the aggregate market value of the voting stock held by non-affiliates of the Company, as computed by reference to the New York Stock Exchange composite transaction closing price of $17 7/8 per share reported by the Wall Street Journal, was $746,711,733.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the following document are incorporated by reference into the indicated part of this report:

      Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the annual meeting of stockholders to be held on April 30, 1996--PART III.

================================================================================

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
GLOSSARY...................................................................  iv

                                     PART I

ITEM  1. BUSINES...........................................................   1
           THE COMPANY.....................................................   1
           ELECTRIC OPERATIONS.............................................   1
               Service Area and Customers..................................   1
               Power Sales.................................................   2
               Sources of Power............................................   3
               Fuel and Water Supply.......................................   4
           NATURAL GAS OPERATIONS..........................................   6
               Service Area and Customers..................................   6
               Natural Gas Supply..........................................   7
               Natural Gas Sales...........................................   8
           RATES AND REGULATION............................................   9
               FPPCAC......................................................   9
               Fossil-Fueled Plant Decommissioning Costs...................   9
               Energy and Utility Related Subsidiaries.....................   9
               Gas Rate Case...............................................  10
               PGAC Continuation Filing....................................  10
               Consolidation Issues........................................  10
             Legislative Action............................................  11
           ENVIRONMENTAL FACTORS...........................................  11

ITEM  2. PROPERTIES......................................................... 12
              ELECTRIC...................................................... 12
                Fossil-Fueled Plants........................................ 12
                Nuclear Plant............................................... 13
                Other Electric Properties................................... 14
              NATURAL GAS................................................... 15
              OTHER INFORMATION............................................. 15

ITEM  3. LEGAL PROCEEDINGS.................................................. 15
              PVNGS WATER SUPPLY LITIGATION................................. 15
              SAN JUAN RIVER ADJUDICATION................................... 16
              PVNGS PROPERTY TAXES.......................................... 16
              OTHER PROCEEDINGS............................................. 16
                Federal Deposit Insurance Corporation ("FDIC") Litigation... 16
                Four Corners................................................ 18

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................ 18

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE COMPANY........................ 19

                                     PART II

ITEM  5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS...........................................  21

ITEM  6. SELECTED FINANCIAL DATA............................................  22

ITEM  7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS...........................  23

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................ F-1

ITEM  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE........................... E-1

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.................... E-1

ITEM 11. EXECUTIVE COMPENSATION............................................. E-1

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT.................................................... E-1

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................... E-1

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
              FORM 8-K...................................................... E-1

SIGNATURES..................................................................E-21

                                    GLOSSARY



AG ..................................... New Mexico Attorney General
Anaheim................................. City of Anaheim, California
APPA.................................... Arizona Power Pooling Association
APS..................................... Arizona Public Service Company
BCD..................................... Bellamah Community Development
BHP..................................... BHP Minerals International, Inc.
BLM..................................... Bureau of Land Management
BTU..................................... British Thermal Unit
Century................................. Century Power Corporation
decatherm............................... 1,000,000 BTUs
DOE..................................... United States Department of Energy
EIP..................................... Eastern Interconnection Project
El Paso................................. El Paso Electric Company
EPA..................................... United States Environmental Protection
                                           Agency
EPNG.................................... El Paso Natural Gas Company
Farmington.............................. City of Farmington, New Mexico
FERC.................................... Federal Energy Regulatory Commission
Four Corners............................ Four Corners Power Plant
FPPCAC.................................. Fuel and Purchased Power Cost
                                           Adjustment Clause
Gathering Company....................... Sunterra Gas Gathering Company, a
                                           wholly-owned    subsidiary   of   the
                                           Company
Kv ..................................... Kilovolt
KW...................................... Kilowatt
KWh..................................... Kilowatt Hour
Los Alamos.............................. The County of Los Alamos, New Mexico
mcf..................................... Thousand cubic feet
Meadows................................. Meadows Resources, Inc., a wholly-owned subsidiary of the Company
M-S-R................................... M-S-R Public Power Agency, a California
                                           public power agency
MW ..................................... Megawatt
MWh..................................... Megawatt Hour
NMED.................................... New Mexico Environment Department
NMPUC................................... New Mexico Public Utility Commission
NRC..................................... United States Nuclear Regulatory
                                           Commission
OCD..................................... New Mexico Oil Conservation Division
OLE..................................... Ojo Line Extension
PGAC.................................... PNMGS' Purchased Gas Adjustment Clause
Plains.................................. Plains Electric Generation and
                                           Transmission Cooperative, Inc.
PNMGS................................... Public Service Company of New Mexico
                                           Gas  Services,   a  division  of  the
                                           Company
Processing Company...................... Sunterra Gas Processing Company, a
                                           wholly-owned    subsidiary   of   the
                                           Company
PVNGS................................... Palo Verde Nuclear Generating Station
Reeves Station.......................... Reeves Generating Station
Salt River Project...................... Salt River Project Agricultural
                                           Improvement and Power District
SCE..................................... Southern California Edison Company
SCPPA................................... Southern California Public Power
                                           Authority
SDG&E................................... San Diego Gas and Electric Company

SJCC.................................... San Juan Coal Company
SJGS.................................... San Juan Generating Station
SPS..................................... Southwestern Public Service Company
TNP..................................... Texas-New Mexico Power Company
throughput.............................. Volumes of gas delivered, whether or not owned by PNMGS
Tucson.................................. Tucson Electric Power Company
UAMPS................................... Utah Associated Municipal Power Systems
USEC.................................... United States Enrichment Corporation
Williams................................ Williams Gas Processing-Blanco, Inc., a
                                           subsidiary  of  the  Williams   Field
                                           Services   Group,   Inc.,  of  Tulsa,
                                           Oklahoma

                                     PART I

ITEM 1.  BUSINESS

                                   THE COMPANY

       Public Service Company of New Mexico (the "Company") was incorporated in the State of New Mexico in 1917 and has its principal offices at Alvarado Square, Albuquerque, New Mexico 87158 (telephone number 505-241-2700). The Company is a public utility primarily engaged in the generation, transmission, distribution and sale of electricity and in the transmission, distribution and sale of natural gas within the State of New Mexico. The Company is also engaged in the operation and management of the City of Santa Fe's water system and in the development of new business activities in the energy and utility related services area (see PART II, ITEM 7. -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- OVERVIEW -- Preparation for the Changes") .

       On June 30, 1995, the Company consummated the sale of substantially all of the gas gathering and processing assets of the Company and its gas subsidiaries to Williams. On July 3, 1995, the Company consummated the sale of the Company's water division to the City of Santa Fe. (See note 12 of the notes to consolidated financial statements.)

       The total population of the area served by one or more of the Company's utility services is estimated to be approximately 1.2 million, of which 55% live in the greater Albuquerque area.

       For the year ended December 31, 1995, the Company derived 72.3% of its utility operating revenues from electric operations, 26.9% from natural gas operations and .8% from water operations.

       As of December 31, 1995, the Company employed 2,626 persons.

       Financial information relating to amounts of revenue and operating income and identifiable assets attributable to the Company's industry segments is contained in note 13 of the notes to consolidated financial statements.

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

       The Company provides retail electric service to a large area of north central New Mexico, including the cities of Albuquerque, Santa Fe, Rio Rancho, Las Vegas, Belen and Bernalillo. The Company also provides retail electric service to Deming in southwestern New Mexico and to Clayton in northeastern New Mexico. As of December 31, 1995, approximately 333,000 retail electric customers were served by the Company, the largest of which accounted for approximately 3.6% of the Company's total electric revenues for the year ended December 31, 1995.

       The Company holds 23 long-term, non-exclusive franchise agreements for its electric retail operations, expiring between August 1996 and November 2028. The City of Albuquerque (the "City") franchise expired in early 1992. Customers in the area covered by the City franchise represent approximately 46% of the Company's 1995 total electric operating revenues, and no other franchise area represents more than 6.9%. These franchises are agreements that provide the Company access to public rights-of-way for placement of the Company's electric facilities. The Company remains obligated under state law to provide service to customers in the franchise area even in the absence of a franchise agreement with the City. (See PART II, ITEM 7. -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- OTHER ISSUES FACING THE COMPANY -- ALBUQUERQUE FRANCHISE ISSUES".)

Power Sales

       For the years 1991 through 1995, retail KWh sales have grown at a compound annual rate of approximately 4.1%. The Company's system and off-system sales (revenues and energy consumption) and system peak demands in summer and winter are shown in the following tables:

                            ELECTRIC SALES BY MARKET
                             (Thousands of dollars)


                                      1995        1994        1993        1992       1991
                                    --------    --------    --------    --------   --------
Retail ..........................   $485,568    $506,286    $471,099    $455,387   $444,594
Firm-requirements wholesale .....   $ 20,282    $ 22,296    $ 18,468    $ 20,173   $ 22,390
Other contracted off-system sales   $ 43,158+   $ 54,862+   $ 56,214+   $ 62,348   $ 55,581
Economy energy sales ............   $ 17,509+   $ 19,663+   $ 25,213+   $ 40,770   $ 29,665

                            ELECTRIC SALES BY MARKET
                                (Megawatt hours)


                                1995        1994        1993        1992        1991
                              ---------   ---------   ---------   ---------   ---------
Retail ....................   6,029,365   5,953,151   5,446,788   5,358,246   5,139,954
Firm-requirements wholesale     447,629     489,182     342,137     322,177     308,390
Other contracted off-system
   sales ..................     594,367   1,403,480   1,450,966   1,198,250   1,223,212
Economy energy sales ......   1,548,517   1,469,271   1,582,113   2,164,991   1,559,939



-----------

+ Due to the provision for the loss associated with the M-S-R contingent power purchase contract recognized in 1992, revenues from other contracted off-system sales and economy energy sales were reduced by a total of $7.3 million, $25.0 million and $20.5 million in 1995, 1994 and 1993, respectively.
                               SYSTEM PEAK DEMAND*
                                   (Megawatts)


                             1995      1994      1993      1992     1991
                           --------- --------- --------- --------- --------

Summer....................   1,247    1,189     1,104      1,053     1,018
Winter....................   1,076    1,040       982        992       955
-----------

* System peak demand relates to retail and firm-requirements wholesale customers only.

       During 1995 and 1994, the Company's sales in the off-system markets accounted for approximately 24.9% and 30.8%, respectively, of its total KWh sales and approximately 11.8% and 15.8% (before reduction of revenues from the M-S-R contingent power purchase contract, which were accounted for in the determination of the provision for loss recorded in 1992), respectively, of its total revenues from energy sales. During 1995, the Company's major off-system sale contracts in effect were with SDG&E and APPA.

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

       The Company furnished firm-requirements wholesale power in New Mexico in 1995 to the cities of Farmington and Gallup, TNP and Plains. Plains terminated its contract for 10 MW in 1995. The Company is committed to provide service to the City of Gallup through April 2003. Average monthly demands under the City of Gallup contract for 1995 were approximately 26 MW. TNP is currently purchasing 36 MW but has provided notice that it will reduce its purchase to 15 MW for 1996 and 1997. TNP may adjust its annual demand between 15 MW and 40 MW with one year's notice and may terminate service with two years' notice. No firm-requirements wholesale customer accounted for more than 1.6% of the Company's total electric operating revenues for the year ended December 31, 1995.

Sources of Power

       As of December 31, 1995, the total net generation capacity of facilities owned or leased by the Company was 1,506 MW.

       In addition, the Company has a power purchase contract with SPS for up to 200 MW from May 1995 through May 2011. The Company may reduce its purchases from SPS by 25 MW annually upon three years' notice. The Company provided such notice in 1995 to reduce the purchase by 25 MW in 1999. Also, the Company has 39 MW of contingent capacity obtained from El Paso under a transmission capacity for generation capacity trade arrangement that increases to 70 MW from 1998 through 2003. In addition, the Company is interconnected with various utilities for economy interchanges and mutual assistance in emergencies.

       The Company anticipates the need for approximately 100 to 200 MW of additional generating capacity in the 1998 through 2000 timeframe, and is currently pursuing its options to meet these capacity needs.

Fuel and Water Supply

       The percentages of the Company's generation of electricity (on the basis of KWh) fueled by coal, nuclear fuel and gas and oil, and the average costs to the Company of those fuels (in cents per million BTU), during the past five years were as follows:


                         Coal                 Nuclear            Gas and Oil
                 -------------------   -------------------   -------------------
                 Percent of  Average   Percent of  Average   Percent of  Average
                 ----------  -------   ----------  -------   ----------  -------

1991............    67.1      167.9       32.9       67.9       --        216.5
1992............    69.2      161.7       30.5       59.8       0.3       239.7
1993............    72.9      164.7       26.7       58.1       0.4       331.7
1994............    72.0      162.9       27.8       58.5       0.2       321.7
1995............    67.9      168.3       31.9       49.1       0.2       242.2


       The estimated generation mix for 1996 is 71.5% coal, 28.4% nuclear and 0.1% gas and oil. Due to locally available natural gas and oil supplies, the utilization of locally available coal deposits and the generally abundant supply of nuclear fuel, the Company believes that adequate sources of fuel are available for its generating stations.

Coal

       The coal requirements for SJGS are being supplied by SJCC, a wholly-owned subsidiary of BHP, from certain Federal, state and private coal leases under a Coal Sales Agreement, pursuant to which SJCC will supply processed coal for operation of SJGS until 2017. BHP guaranteed the obligations of SJCC under the agreement, which contemplates the delivery of approximately 121 million tons of coal during its remaining term. Such amount would supply substantially all the requirements of SJGS through approximately 2017. The primary sources of coal are a mine adjacent to SJGS and a mine located approximately 25 miles northeast of SJGS in the La Plata area of northwestern New Mexico. The Company is currently discussing with SJCC alternatives for securing both short and long term fuel resource requirements which at this time are uncommitted. As a part of this discussion, the Company is also negotiating other issues which may result in modifications to certain Coal Sales Agreement terms and provisions which include but are not limited to cost recovery and pricing. On September 1, 1995, the parties executed an amendment to the Coal Sales Agreement. The amendment provides for flexibility in coal sourcing. Mining operations are being shifted over time to the La Plata Mine and several newly introduced sources including expanded La Plata reserves and a new lease contiguous with the existing San Juan Mine. While the savings in fuel cost over the life of the contract are continuing to be developed, it is currently estimated that the Company will save approximately $200 million of coal fuel costs during the period 1996 through 2004. The average cost of fuel, including ash disposal and land reclamation costs, for SJGS for the years 1993, 1994 and 1995 was 177.4 cents, 172.1 cents and 184.6 cents, respectively, per million BTU ($34.59, $33.62 and $35.75 per ton, respectively).

       Four Corners is supplied with coal under a fuel agreement between the owners and BHP, under which BHP agreed to supply all the coal requirements for the life of the plant. BHP holds a long-term coal mining lease, with options for renewal, from the Navajo Nation and operates a strip mine adjacent to Four Corners with the coal supply expected to be sufficient to supply the units for their estimated useful lives. The average cost of fuel, including ash disposal and land reclamation costs, for the years 1993, 1994 and 1995 at Four Corners was 114.9 cents, 125.8 cents and 113.4 cents, respectively, per million BTU ($20.11, $22.03 and $20.04 per ton, respectively).

Natural Gas

       The natural gas used as fuel for the Company's Albuquerque electric generating plant (Reeves Station) is delivered by PNMGS. (See "NATURAL GAS OPERATIONS".) In addition to rate changes under filed tariffs, the Company's cost of gas increases or decreases according to the average cost of the gas supply.

Nuclear Fuel

       The fuel cycle for PVNGS is comprised of the following stages: (1) the mining and milling of uranium ore to produce uranium concentrates, (2) the conversion of uranium concentrates to uranium hexafluoride, (3) the enrichment of uranium hexafluoride, (4) the fabrication of fuel assemblies, (5) the utilization of fuel assemblies in reactors, and (6) the storage of spent fuel and the disposal thereof. The Company has made arrangements through contract flexibilities to obtain quantities of uranium concentrates anticipated to be sufficient to meet its share of uranium concentrates requirements through 2000. The Company's existing contracts and options could be utilized to meet 75% of such requirements in 2001 and 2002 and 40% of requirements from 2003 through 2007. The Company understands that other PVNGS participants have made arrangements for the uranium concentrate requirements through 2000. Their existing contracts and options could be utilized to meet 80% of requirements in 1998 and 1999 and 70% of requirements from 2000 through 2006. The PVNGS participants, including the Company, contracted for all conversion services required through 2000 with options for up to 70% through 2002. The PVNGS participants, including the Company, also have an enrichment services contract with USEC which obligates USEC to furnish enrichment services required for the operation of the three PVNGS units over a term expiring in September 2002, with options to continue through September 2007.

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

       Currently, low-level radioactive waste is being stored on-site. A new low-level waste facility was built in 1995 on the PVNGS site. The new facility has the capability to store an amount of waste equivalent to 10 years of normal operation of PVNGS. APS, the operating agent of PVNGS, is currently evaluating its options of shipping low-level waste to facilities that have reopened or continuing to store the waste in the new facility.

       While believing that scientific and financial aspects of the issues with respect to spent fuel and low-level waste can be resolved satisfactorily, APS acknowledges that their ultimate resolution in a timely fashion will require political resolve and action on national and regional scales which it is less able to predict.

Water Supply

       Water for Four Corners and SJGS is obtained from the San Juan River. (See
ITEM 3. -- "LEGAL PROCEEDINGS -- SAN JUAN RIVER ADJUDICATION".) BHP holds rights to San Juan River water and has committed a portion of such rights to Four Corners through the life of the project. The Company and Tucson have a contract with the United States Bureau of Reclamation for consumption of 16,200 acre feet of water per year for SJGS, which contract expires in 2005, and in addition, the Company was granted the authority to consume 8,000 acre feet of water per year under a state permit that is held by BHP. The Company is of the opinion that sufficient water is under contract for SJGS until 2005.

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

       Sewage effluent used for cooling purposes in the operation of the PVNGS units has been obtained under contracts with certain municipalities in the area. The contracted quantity of effluent exceeds the amount required for the three PVNGS units. The validity of these effluent contracts is the subject of litigation in state and Federal courts. (See ITEM 3. -- "LEGAL PROCEEDINGS -- PVNGS WATER SUPPLY LITIGATION".)

                             NATURAL GAS OPERATIONS

       On June 30, 1995, the Company, Gathering Company and Processing Company sold substantially all of their gas gathering and processing facilities. The Company believes that the sale allows the Company to focus on providing gas transportation and retail gas services to New Mexico gas consumers while maintaining its flexibility in accessing competitively priced, reliable and secure gas supplies. (See PART II, ITEM 7. -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- OTHER ISSUES FACING THE COMPANY -- SALE OF GAS GATHERING AND PROCESSING ASSETS".)

Service Area and Customers

       The Company's gas operating division, PNMGS, distributes natural gas to most of the major communities in New Mexico, including Albuquerque and Santa Fe, serving approximately 393,000 customers as of December 31, 1995. The Albuquerque metropolitan area accounts for approximately 54.7% of the total sales-service customers. PNMGS holds long-term, non-exclusive franchises with varying expiration dates in all incorporated communities requiring franchise agreements. PNMGS completed franchise negotiations with the City of Santa Fe extending the franchise through October 25, 2020. PNMGS' customer base includes both "sales-service" customers and "transportation-service" customers. Sales-service customers purchase natural gas and receive transportation and delivery services from PNMGS for which PNMGS receives both cost-of-gas and cost-of-service revenues. Cost-of-gas revenues collected from sales-service customers are a recovery of the cost of purchased gas in accordance with NMPUC rules and regulations and, in that sense, do not affect the net earnings of the Company.

Transportation-service customers, who procure gas independently of PNMGS and contract with PNMGS for transportation and related services, provide PNMGS with cost-of-service revenues only. Transportation services are provided to gas marketers generally for delivery to locations throughout the PNMGS distribution systems, to natural gas producers generally for delivery to interstate pipelines and directly to end-users. PNMGS provided gas transportation deliveries to approximately 1,200 gas marketers and producers during 1995.

       For the twelve months ended December 31, 1995, PNMGS had throughput of approximately 110 million decatherms, including sales of 37.3 million decatherms to sales-service customers. No single "sales-service" customer accounted for more than 1.5% of PNMGS' therm sales in 1995. During 1995, approximately 63.7% of the PNMGS' total gas throughput was related to transportation gas deliveries. PNMGS' transportation rates are unbundled, and transportation customers only pay for the amount of transportation service they receive. PNMGS' total operating revenues for the year ended December 31, 1995, were approximately $218.0 million. Cost-of-gas revenues, received from sales-service customers, accounted for approximately 39.7% of PNMGS' total operating revenues. Since a major portion of PNMGS' load is related to heating, levels of therm sales are affected by the weather. Approximately 44.2% of PNMGS' total therm sales in 1995 occurred in the months of January, February, November and December.

Natural Gas Supply

       During the late 1980's, there were significant changes in the natural gas industry brought about by Federal and state regulations which dramatically altered the way gas is bought, transported and sold nationwide. These changes required PNMGS to reform or terminate certain natural gas purchase contracts which required PNMGS to take gas in excess of demand. This process resulted in breach of contract claims from some producers. PNMGS has been able to resolve substantially all of the producer litigation and reform its supply portfolio so that it better matches the demands of PNMGS' sales-service customers. These reformations have also allowed PNMGS to seek new sources of gas supplies through pipeline interconnects which have created a more flexible and reliable supply portfolio. PNMGS obtains its supply of natural gas primarily from sources within New Mexico pursuant to contracts with producers and marketers. These contracts are generally sufficient to meet the PNMGS's peak-day demand.

       PNMGS serves certain cities which depend on EPNG or Transwestern Pipeline Company for transportation of gas supplies. Because these cities are not directly connected to PNMGS's transmission facilities, gas transported by these companies is the sole supply source for those cities. Such transportation is regulated by FERC. As a result of FERC Order 636, PNMGS' options for transporting gas to such cities and other portions of its distribution system have increased.

Natural Gas Sales

       The following table shows gas throughput by customer class**:

                                 GAS THROUGHPUT
                            (Millions of decatherms)


                               1995      1994      1993      1992     1991
                              ------    ------    ------    ------   ------

Residential ............       25.9      27.1      28.0      27.1     26.2
Commercial .............        8.9       9.8      10.4      10.6     11.4
Industrial .............        0.7       0.8       0.9       0.7      0.8
Public authorities......        2.4       2.5       2.5       4.2      4.9
Irrigation .............        1.2       1.3       1.3       1.1      1.4
Sales for resale........        2.5       0.7       1.0       2.0      1.4
Unbilled ...............       (1.8)     (0.3)     (0.6)      0.6       --
Transportation* ........       69.8      90.2      91.8      73.6     62.6
Spot market sale .......         --        --        --       0.9      1.6
                             ------    ------    ------    ------   ------
                              109.6     132.1     135.3     120.8    110.3
                             ======    ======    ======    ======   ======



         The following table shows gas revenues by customer class**:


                                  GAS REVENUES
                             (Thousands of dollars)


                           1995       1994       1993       1992       1991
                         ---------  ---------  ---------  ---------  ---------

Residential ..........   $ 125,290  $ 149,439  $ 149,796  $ 125,313  $ 137,436
Commercial ...........      32,328     42,725     44,575     37,222     46,676
Industrial ...........       1,873      2,905      3,369      2,063      2,754
Public authorities....       7,939      9,969      9,694     12,313     17,711
Irrigation ...........       3,077      4,061      4,418      2,713      4,495
Sales for resale .....       4,999      2,462      3,137      4,460      3,848
Unbilled .............      (2,430)       267     (1,573)       716       --
Transportation* ......      22,172     27,592     26,729     18,753     16,997
Liquids ..............      13,414     16,090     18,724     26,427     30,500
Processing fees ......       5,180     10,638      9,761      6,795      5,819
Spot market sales.....          42       --            4      1,410      1,771
Other ................       4,101      3,362      2,453      4,974      9,062
                         ---------  ---------  ---------  ---------  ---------
                         $ 217,985  $ 269,510  $ 271,087  $ 243,159  $ 277,069
                         =========  =========  =========  =========  =========


--------------------

*      Customer-owned gas
** On June 30, 1995, the Company sold substantially all of the gas gathering and processing assets of the Company and its gas subsidiaries. The above information reflects the revenues and throughput of the gathering company and processing company through this date.

                              RATES AND REGULATION

       The Company is subject to the jurisdiction of the NMPUC with respect to its retail electric and gas rates, service, accounting, issuance of securities, construction of major new generation and transmission facilities and other matters. The FERC has jurisdiction over rates and other matters related to wholesale electric sales.

FPPCAC

       The Company's firm-requirements wholesale customers have a FPPCAC which has an approximate 30-day time lag in implementation of the FPPCAC for billing purposes. The Company's FPPCAC for its firm-requirement wholesale customers had been at variance with the filed FERC tariffs. As a result, the Company filed a petition with FERC on October 28, 1993 to request deviation from the filed FERC tariffs for the period of July 1985 through January 1993. The Company's filing indicated that the four firm-requirements wholesale customers benefitted during that time period relative to the energy costs they would have been billed under the application of the filed FERC tariffs. The four affected customers concur with the Company's position and have filed a certificate of concurrence with FERC. Discussions regarding the Company's filing with FERC staff have occurred, but at this time no formal response has been given to the Company. The Company has no indication of when a formal response will be received; however, the Company does not anticipate any material adverse impact on the Company's financial condition or results of operations as a result of this issue.

Fossil-Fueled Plant Decommissioning Costs

       The Company's six owned or partially owned, in service and retired, fossil-fueled generating stations are expected to incur dismantling and reclamation costs as they are decommissioned. The Company's share of decommissioning costs for all of its fossil-fueled generating stations is projected to be approximately $141 million stated in 1995 dollars, including approximately $24.0 million (of which $12.1 million has already been expended) for Person, Prager and Santa Fe Stations which have been retired.

       The Company is currently recovering estimated decommissioning costs from NMPUC retail customers through its depreciation rates. Depreciation amounts for the retired generating units are not being recovered.

Energy and Utility Related Subsidiaries

       On June 23, 1995, the Company filed an application for authorization for the creation of three wholly-owned subsidiaries to: (i) manage and operate water and wastewater systems; (ii) pursue energy marketing, alternative fuel vehicle services and energy management services; and (iii) pursue utility management services and related energy management services for Federal installations and large commercial customers. The Company sought approval to invest a maximum of $50 million in the three subsidiaries over time and to enter into reciprocal loan agreements for up to $30 million with these subsidiaries. The NMPUC Staff filed a motion on September 20, 1995 to have the case dismissed. On January 31, 1996, the hearing examiner assigned to the case recommended that the NMPUC deny the Staff's motion. On February 5, 1996, the Staff filed a motion seeking to have the Company file an immediate report on its non-regulated activities being conducted without prior NMPUC approval; explain why NMPUC approval is not required; and explain why sanctions should not be considered if approval is required. On February 19, 1996, the Company filed its response describing its non-utility (energy and utility related) activities and presenting the legal authority demonstrating that prior NMPUC approval is not required. The Company currently cannot predict the ultimate outcome of this proceeding but intends to vigorously defend against any allegation that it is in violation of any legal requirements.

Gas Rate Case

       On August 28, 1995, the Company filed a request for a $13.3 million increase in its retail natural gas sales and transportation rates. NMPUC Staff and intervenors in the case filed their testimony on January 16, 1996. The Staff recommended a $2.5 million rate decrease and the AG recommended a $14.7 million rate decrease. The major issues in the case center around the Company's request to recover certain costs associated with reservation fees, discounts given to large and industrial transportation customers and losses incurred to reacquire debt. The Company anticipates that it will have deferred as regulatory assets approximately $22 million related to these items through July 1, 1996, the date when rates are anticipated to go into effect. The Company will file its rebuttal testimony on February 23, 1996 and hearings will begin on March 4, 1996. Although the Company cannot predict the ultimate outcome of this case, the Company believes that it has meritorious claims and will vigorously pursue the recovery of these assets.

PGAC Continuation Filing

       Retail gas rate schedules contain a PGAC which provides for timely recovery of the cost of gas purchased for resale to its sales-service customers. On April 20, 1993, PNMGS filed its application requesting authority to continue the use of its PGAC. An item included in this application was a request to recover reservation fees as a cost of gas through the PGAC. On October 26, 1995, the Hearing Examiner issued a Recommended Decision allowing, among other items, the continued use of the PGAC but recommended that reservation fees not be recoverable through the PGAC. PNMGS filed an exception to the portion of the Recommended Decision relating to reservation fees. PNMGS is awaiting final NMPUC approval. PNMGS is attempting to recover these same reservation fees in the ongoing general rate proceeding (see "Gas Rate Case" above). On February 19, 1996, the NMPUC issued an order requiring PNMGS to file supplemental testimony regarding the volatile nature of its gas costs.

       In a related proceeding, the NMPUC on September 18, 1995, issued a Notice of Inquiry seeking comments as to whether the NMPUC rule that governs the operation of PGACs should be amended. In November 1995, the Company joined with the NMPUC Staff and the AG in recommending that such rule be substantially rewritten.

Consolidation Issues

       Pursuant to a prior NMPUC order, the Company filed an application in December 1993 for NMPUC approval to combine certain customer service functions of its gas and electric utility divisions in order to achieve more efficient operations and to improve service to customers. At the same time, the Company filed a separate request for a declaratory order from the NMPUC confirming that the Company's realignment of senior corporate officers' responsibilities during 1993 complies with a 1984 NMPUC order placing certain organizational restrictions on the operation of the gas and electric divisions. In 1994, the NMPUC consolidated the two proceedings.

       In January 1995, the Company and the staff of the NMPUC entered into a stipulation regarding the consolidated cases. The stipulation provides for the approval of the consolidation of certain customer service functions of the gas and electric divisions, as proposed by the Company. The stipulation also provides for the dismissal of the declaratory order proceeding without a determination that the Company's 1993 or 1994 organizational structure was either in compliance or not in compliance with the 1984 NMPUC order. In May 1995, the NMPUC issued its final order approving the stipulation. In its order, the NMPUC stated that it was explicitly not ruling at this time on whether the Company's 1993-1994 organization has harmed the public interest. The NMPUC also approved the phase-in of consolidation of certain customer services for one year. During this period, the Company is required to submit semi-annual reports to the NMPUC on the costs and savings of customer service consolidation.

Legislative Action

       In the recent legislature session which ended February 15, 1996, the New Mexico Legislature approved a constitutional amendment which would alter the current state regulatory system relating to the electric utility industry in New Mexico. If approved by voters at the next general election in November 1996, the amendment to the state constitution would replace the existing NMPUC and State Corporate Commission with a single, elected regulatory body. Beginning in 1999, the new five-member "Public Regulation Commission" would regulate electric and gas utilities as well as telecommunications, cable TV, insurance, trucking and all other entities presently regulated under current state law. The Company is neutral on this proposed change.

                              ENVIRONMENTAL FACTORS

       The Company, in common with other electric and gas utilities, is subject to stringent regulations for protection of the environment by both state and Federal authorities. PVNGS is subject to the jurisdiction of the NRC, which has authority to issue permits and licenses and to regulate nuclear facilities in order to protect the health and safety of the public from radioactive hazards and to conduct environmental reviews pursuant to the National Environmental Policy Act. The Company believes that it is in compliance, in all material respects, with the environmental laws. The Company does not currently expect that material expenditures for environmental control facilities will be required in 1996 and 1997.

The Clean Air Act

       The Clean Air Act amendments of 1990 (the "Act") impose stringent limits on emissions of sulfur dioxide and nitrogen oxides from fossil-fueled electric generating plants. The Act is intended to reduce air contamination from every sizeable source of air pollution in the nation. Electric utilities with fossil-fueled generating units will be affected particularly by the section of the Act which deals with acid rain. To be in compliance with the Act, many utilities will be faced with installing expensive sulfur dioxide removal equipment, securing low sulfur coal, buying sulfur dioxide emission allowances, or a combination of these. Due to the existing air pollution control equipment on the coal-fired SJGS and Four Corners, the Company believes that it will not be faced with any material capital expenditures in order to be in compliance with the acid rain provision of the Act. SJGS and Four Corners have installed flow monitoring equipment and have completed certification testing of their continuous emission monitoring equipment. Certification testing data was submitted to the EPA on January 30, 1995, as required. Certification of the monitoring systems by the EPA is expected. Under other provisions of the Act, the Company will be required to obtain operating permits for its coal- and gas-fired generating units and to pay annual fees associated with the operating permit program. The New Mexico operating permit program was approved by the EPA in November 1994. Operating permit applications were submitted to the state in 1995. The state has not issued any operating permits.

       The Act also established the Grand Canyon Visibility Transport Commission ("Commission") and charged it with assessing adverse impacts on visibility at the Grand Canyon. The Commission broadened its scope to assess visibility impairment in mandatory Class I areas (parks and wilderness areas) located in the Colorado Plateau ("Golden Circle"). The Commission must report to the EPA by June 1996 on its findings and make recommendations regarding what actions, if any, should be pursued in order to remedy the visibility impairment in the Golden Circle. Depending on the recommendations of the Commission, the EPA may require stricter controls on sources that may be contributing to the visibility impairment. Both SJGS and Four Corners are located near the Golden Circle. The exact nature and cost of additional controls, if any, that may be required as a result of the recommendations cannot be estimated at this time.

       For other environmental issues facing the Company, see PART II, ITEM 7. -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS --OTHER ISSUES FACING THE COMPANY -- ENVIRONMENTAL ISSUES -- Electric Operations and ENVIRONMENTAL ISSUES -- Gas Operations".

ITEM 2.  PROPERTIES

       Substantially all of the Company's utility plant is mortgaged to secure its first mortgage bonds.

                                    ELECTRIC

       The Company's electric generating stations in commercial service as of December 31, 1995, were as follows:

                                                                  Total Net
                                                                  Generation
Type                  Name                Location               Capacity (MW)
----                  ----                --------               -------------

Nuclear.......... PVNGS (a)         Wintersburg, Arizona                390*
Coal............. SJGS (b)          Waterflow, New Mexico               750
Coal............. Four Corners (c)  Fruitland, New Mexico               192
Gas/Oil.......... Reeves            Albuquerque, New Mexico             154
Gas/Oil.......... Las Vegas         Las Vegas, New Mexico                20
                                                                      -----
                                                                      1,506
                                                                      =====


        * For load and resource purposes, the Company has notified the NMPUC that it recognizes the maximum dependable capacity rating for PVNGS to be 375 MW.
-----------------

         (a) The Company is entitled to 10.2% of the power and energy generated by PVNGS. The Company has a 10.2% ownership interest in Unit 3 and has leasehold interests in Units 1 and 2.
         (b) SJGS Units 1, 2 and 3 are 50% owned by the Company; SJGS Unit 4 is 38.457% owned by the Company.
         (c)    Four Corners Units 4 and 5 are 13% owned by the Company.

Fossil-Fueled Plants

       SJGS is located in northwestern New Mexico, and consists of four units operated by the Company. Units 1, 2, 3 and 4 at SJGS have net rated capacities of 316 MW, 312 MW, 488 MW and 498 MW, respectively. SJGS Units 1 and 2 are owned on a 50% shared basis with Tucson. Unit 3 is owned 50% by the Company, 41.8% by SCPPA and 8.2% by Tri-State Generation and Transmission Association, Inc. Unit 4 is owned 38.457% by the Company, 8.475% by Farmington, 28.8% by M-S-R, 7.2% by Los Alamos, 10.04% by Anaheim and 7.028% by UAMPS. The Company's net aggregate ownership in SJGS is 750 MW. In connection with the Company's sale to M-S-R in December 1983 of a 28.8% interest in SJGS Unit 4, the Company agreed to purchase under certain conditions 73.53% (105 MW) of M-S-R's capacity through April 30, 1995. The Company also agreed to market the energy associated with the remaining 26.47% portion of M-S-R's capacity through April 30, 1995.

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

       During 1995, PVNGS was operated at a capacity factor of 83.6%. This is the highest yearly capacity factor that has been attained at the plant. In addition, PVNGS operating costs declined and the length of refueling outages was significantly reduced. Recently, an independent organization that reviews nuclear plants for safety and effectiveness of operation awarded PVNGS the highest rating possible.

Steam Generator Tubes

       For information concerning steam generator tubes, see PART II, ITEM 7. -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- OTHER ISSUES FACING THE COMPANY -- PVNGS -- STEAM GENERATOR TUBES".

Sale and Leaseback Transactions of PVNGS Units 1 and 2

       In eleven transactions consummated in 1985 and 1986, the Company sold and leased back its entire 10.2% interest in PVNGS Units 1 and 2, together with portions of the Company's undivided interest in certain PVNGS common facilities. In each transaction, the Company sold interests to an owner trustee under an owner trust agreement with an institutional equity investor. The owner trustees, as lessors, leased the interests to the Company under lease agreements having initial terms expiring January 15, 2015 (with respect to the Unit 1 leases) or January 15, 2016 (with respect to the Unit 2 leases). Each lease provides an option to the Company to extend the term of the lease as well as a repurchase option. The lease expense for the Company's PVNGS leases is approximately $66.3 million per year. Throughout the terms of the leases, the Company continues to have full and exclusive authority and responsibility to exercise and perform all of the rights and duties of a participant in PVNGS under the Arizona Nuclear Power Project Participation Agreement and retains the exclusive right to sell and dispose of its 10.2% share of the power and energy generated by PVNGS Units 1 and 2. The Company also retains responsibility for payment of its share of all taxes, insurance premiums, operating and maintenance costs, costs related to capital improvements and decommissioning and all other similar costs and expenses associated with the leased facilities. On September 2, 1992, the Company purchased approximately 22% of the beneficial interests in the PVNGS Units 1 and 2 leases for $17.5 million. For accounting purposes, this transaction was recorded as a purchase with the Company recording approximately $158.3 million as utility plant and $140.8 million as long-term debt on the Company's consolidated balance sheet. In connection with the $30 million retail rate reduction, the Company wrote down the purchased beneficial interests in

PVNGS Units 1 and 2 leases to $46.7 million. In March 1995, the Company retired approximately $130 million of PVNGS lease obligation bonds ("LOBs").

       Each lease describes certain events, "Events of Loss" or "Deemed Loss Events", the occurrence of which could require the Company to, among other things, (i) pay the lessor and the equity investor, in return for such investor's interest in PVNGS, cash in the amount provided in the lease, which amount, primarily because of certain tax consequences, would exceed such equity investor's outstanding equity investment, and (ii) assume debt obligations relating to the PVNGS lease. The "Events of Loss" generally relate to casualties, accidents and other events at PVNGS, which would severely adversely affect the ability of the operating agent, APS, to operate, and the ability of the Company to earn a return on its interests in, PVNGS. The "Deemed Loss Events" consist mostly of legal and regulatory changes (such as changes in law making the sale and leaseback transactions illegal, or changes in law making the lessors liable for nuclear decommissioning obligations). The Company believes the probability of such "Events of Loss" or "Deemed Loss Events" occurring is remote. Such belief is based on the following reasons: (i) to a large extent, prevention of "Events of Loss" and some "Deemed Loss Events" is within the control of the PVNGS participants, including the Company, and the PVNGS operating agent, through the general PVNGS operational and safety oversight process and (ii) with respect to other "Deemed Loss Events," which would involve a significant change in current law and policy, the Company is unaware of any pending proposals or proposals being considered for introduction in Congress or any state legislative or regulatory body that, if adopted, would cause any such events.

PVNGS Decommissioning Funding

       For information  concerning PVNGS  decommissioning  funding, see PART II,
ITEM 7.  --"MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF FINANCIAL  CONDITION  AND
RESULTS OF OPERATIONS -- OTHER ISSUES FACING THE COMPANY -- PVNGS NUCLEAR DECOMMISSIONING".

PVNGS Liability and Insurance Matters

       The PVNGS participants have insurance for public liability payments resulting from nuclear energy hazards to the full limit of liability under Federal law. This potential liability is covered by primary liability insurance provided by commercial insurance carriers in the amount of $200 million and the balance by an industry-wide retrospective assessment program. The maximum assessment per reactor under the retrospective rating program for each nuclear incident occurring at any nuclear power plant in the United States is approximately $79.3 million, subject to an annual limit of $10 million per incident. Based upon the Company's 10.2% interest in the three PVNGS units, the Company's maximum potential assessment per incident is approximately $24.3 million, with an annual payment limitation of $3 million. The insureds under this liability insurance include the PVNGS participants and "any other person or organization with respect to his legal responsibility for damage caused by the nuclear energy hazard". The PVNGS participants maintain "all-risk" (including nuclear hazards) insurance for nuclear property damage to, and decontamination of, property at PVNGS in the aggregate amount of approximately $2.75 billion as of January 1, 1996, a substantial portion of which must be applied to stabilization and decontamination. The Company has also secured insurance against a portion of the increased cost of generation or purchased power resulting from certain accidental outages of any of the three PVNGS units if the outage exceeds 21 weeks.

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

       As of December 31, 1995, the Company owned, jointly owned or leased 2,789 circuit miles of electric transmission lines, 5,279 miles of distribution overhead lines, 3,109 cable miles of underground distribution lines (excluding street lighting) and 225 substations.

                                   NATURAL GAS

       The natural gas property as of December 31, 1995 consisted primarily of natural gas storage, transmission and distribution systems. Provisions for storage made by the Company include ownership and operation of an underground storage facility located near Albuquerque and an agreement with owners of a unitized oil field located near Artesia, New Mexico, in which the Company has injection and redelivery rights. The Company has agreed to terminate the storage agreement with owners of the unitized oil field and plans to withdraw all gas stored in that facility by April 1996. The transmission systems consisted of approximately 1,256 miles of pipe with appurtenant compression facilities. The distribution systems consisted of approximately 9,898 miles of pipe.

       The Company leases approximately 98 miles of transmission pipe from the DOE for transportation of natural gas to Los Alamos and to certain other communities in northern New Mexico. The lease can be terminated by either party on 30 days written notice, although the Company believes it has the right to use the facility for two years after termination. The DOE has announced plans to sell the pipeline and issued a draft Request for Proposal with a schedule to complete the sale of the pipeline by September 30, 1996. Several right-of-way and regulatory issues remain to be resolved making the scheduled completion date questionable. The Company has been and will continue to be highly involved in the process.

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

                           SAN JUAN RIVER ADJUDICATION

       In 1975, the State of New Mexico filed an action entitled State of New Mexico v. United States, et al., in the District Court of San Juan County, New Mexico, to adjudicate all water rights in the "San Juan River Stream System". The Company was made a defendant in the litigation in 1976. The action was expected to adjudicate water rights used at Four Corners and at SJGS. (See ITEM
1. "BUSINESS -- ELECTRIC OPERATIONS -- Fuel and Water Supply".) The Company cannot at this time anticipate the effect, if any, of any water rights adjudication on the present arrangements for water at SJGS and Four Corners. It is the Company's understanding that final resolution of the case cannot be expected for several years.

                              PVNGS PROPERTY TAXES

       On June 29, 1990, an Arizona state tax law was enacted, effective as of December 31, 1989, which adversely impacted the Company's earnings in the years of 1990 through 1995 by approximately $5 million per year, before income taxes. On December 20, 1990, the PVNGS participants, including the Company, filed a lawsuit in the Arizona Tax Court, a division of the Maricopa County Superior Court, against the Arizona Department of Revenue, the Treasurer of the State of Arizona, and various Arizona counties, claiming, among other things, that portions of the new tax law are unconstitutional. In December 1992, the court granted summary judgment to the taxing authorities, holding that the law is constitutional. The PVNGS participants appealed this decision to the Arizona Court of Appeals. On November 21, 1995, the Arizona Court of Appeals ruled in favor of the PVNGS participants. Due to the significance of this decision, it is anticipated that the case will be further pursued through the courts. The Company cannot currently predict the ultimate outcome of this matter.

                                OTHER PROCEEDINGS

FederalDeposit Insurance  Corporation ("FDIC")  Litigation,  formerly Resolution
       Trust Corporation ("RTC") Litigation ("MDL-995")

       On March 31, 1993, certain individuals ("the New Mexico Plaintiffs"), formerly affiliated with BCD, whose general partners include Meadows, filed suit ("the New Mexico suit") in the United States District Court for the District of New Mexico against numerous parties, including the Company, current and former employees of the Company or Meadows, and MCB Financial Group, Inc., a Delaware corporation ("MCB"), 50% of which stock is owned by Meadows. The New Mexico Plaintiffs did not request any monetary relief against the Company or certain current and former employees of the Company and Meadows but have joined those parties in connection with insurance coverage and bad faith insurance practices alleged against the insurance company which had issued a directors and officers liability policy to various entities, including MCB and BCD. The insurance allegations are made in connection with claims which were then threatened by the RTC, as receiver for Western Savings & Loan Association ("Western"), against the Company and others. The New Mexico Plaintiffs also sued the RTC for a declaration that they are not liable for any claims asserted by the RTC involving Western and BCD. The Company and the current and former employees of the Company or Meadows counterclaimed against the New Mexico
Plaintiffs and cross-claimed against the insurance company and the RTC in connection with insurance coverage and bad faith insurance practices. In addition, the Company and the current and former employees of the Company or Meadows cross-claimed against the RTC, seeking a declaration of non-liability.

       The RTC moved to transfer the case to the United States District Court for the District of Arizona. On February 7, 1994, an order was entered transferring the case in its entirety. Prior to the transfer, however, the New Mexico magistrate judge issued a proposed order which, if accepted by the district judge, would require the parties to enter into mediation of all the claims. The parties to the New Mexico suit reached agreement on a dismissal without prejudice of the claims remaining in that suit, and on April 22, 1995, the Court entered an order dismissing the case without prejudice. Under the terms of the proposed order of dismissal, a motion for sanctions filed against the RTC by the Company and other parties to the suit (which asserts that RTC engaged in bad faith settlement negotiations) remains pending before the Arizona court.

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

       In May 1994, the RTC filed a motion seeking to amend the complaint to allege against the Company civil conspiracy, common law fraud, negligent misrepresentation, aiding and abetting breach of fiduciary duties, aiding and abetting common law fraud, aiding and abetting violation of Federal and Arizona racketeering laws (all of which claims are already asserted against the Company's current and former employees named in the suit) and claims seeking to hold the Company liable on undisclosed principal and unjust enrichment theories. The Company filed an opposition to the motion and, in September 1994, the Court denied the RTC's motion to amend. Previously, the Court dismissed the RTC's claims for aiding and abetting violations of the Federal and Arizona racketeering laws against the Company, the current and former employees of the Company or Meadows and others.

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

       On December 31, 1995, the RTC ceased to exist and its duties and responsibilities were transferred to the FDIC. The FDIC has been substituted for the RTC as plaintiff in MDL-995.

       The Company and the current and former employees of the Company or Meadows sued by the RTC continued to have settlement negotiations with the RTC during its existence, but those efforts were not successful. Settlement discussions will continue with the FDIC.

       The Company continues to investigate all of the claims made by the FDIC in this litigation and is vigorously defending those claims. The Company cannot predict the ultimate outcome of the case but believes that the FDIC's contentions are without merit and currently believes that the outcome will not result in a material adverse impact on the Company's results of operations or financial condition.

Four Corners

       The Company owns a 13% ownership interest in Units 4 and 5 of Four Corners located in northwestern New Mexico on land leased from the Navajo Nation. APS is the operating agent. In July 1995, the Navajo Nation enacted the Navajo Nation Air Pollution Prevention and Control Act, the Navajo Nation Safe Drinking Water Act and the Navajo Nation Pesticide Act (collectively, the
"Acts"). By letter dated October 12, 1995, the Four Corners participants requested the United States Secretary of the Interior (the "Secretary") to resolve their dispute with the Navajo Nation regarding whether or not the Acts apply to operation of Four Corners. The Four Corners participants subsequently filed a lawsuit in the District Court of the Navajo Nation (the "Court"), Window Rock District, seeking, among other things, a declaratory judgment that: (i) the Four Corners leases and Federal easements preclude the application of the Acts to the operation of Four Corners; and (ii) the Navajo Nation and its agencies and courts lack adjudicatory jurisdiction to determine the enforceability of the Acts as applied to Four Corners. On October 18, 1995, the Navajo Nation and the Four Corners participants agreed to indefinitely stay the proceedings referenced above so that the parties may attempt to resolve the dispute without litigation, and have requested that the Secretary and the Court stay these proceedings. The Company is unable to predict the outcome of this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF THE COMPANY

       Executive officers, their ages, offices held with the Company in the past five years and initial effective dates thereof, were as follows on December 31, 1995, except as otherwise noted:


       Name         Age             Office                Initial Effective Date
       ----         ---             ------                ----------------------

B. F. Montoya......  60 President and Chief Executive Officer     August 1, 1993
M. P. Bourque......  48 Senior Vice President, Energy Services  December 6, 1994
                        Senior Vice President, Marketing and    December 7, 1993
                            Customer Services
                        Senior Vice President, Marketing and       March 2, 1993
                           Energy Management
                        Senior Vice President, Gas Management      June 19, 1990
                           Services
M. D. Christensen..  47 Senior Vice President, Customer Service  January 9, 1996
                           and Public Affairs
                        Vice President, Public Affairs          December 7, 1993
                        Vice President, Communications             July 22, 1991
R. J. Flynn........  53 Senior Vice President, Electric         December 1, 1994
                           Services
M. H. Maerki.......  55 Senior Vice President and Chief         December 7, 1993
                           Financial Officer
                        Senior Vice President, Administration      March 2, 1993
                           and Chief Financial Officer
                        Senior Vice President and Chief             June 1, 1988
                           Financial Officer
P. T. Ortiz........  45 Senior Vice President, General          December 6, 1994
                           Counsel and Secretary
                        Senior Vice President, Regulatory       December 7, 1993
                           Policy, General Counsel and
                           Secretary
                        Senior Vice President, Public Policy,      March 2, 1993
                           General Counsel and Secretary
                        Senior Vice President, General          February 4, 1992
                           Counsel and Corporate Secretary
                        Senior Vice President and General       October 14, 1991
                           Counsel
W. J. Real.........  47 Senior Vice President, Gas Services     December 6, 1994
                        Senior Vice President, Utility          December 7, 1993
                           Operations
                        Senior Vice President, Customer            March 2, 1993
                           Service and Operations
                        Executive Vice President, Gas              June 19, 1990
                           Operations
J. E. Sterba.......  40 Senior Vice President, Bulk Power       December 6, 1994
                           Services
                        Senior Vice President, Corporate        December 7, 1993
                           Development
                        Senior Vice President, Asset               April 6, 1993
                           Restructuring
                        Senior Vice President, Retail           January 29, 1991
                           Electric and Water Services
                        Senior Vice President, Business        September 1, 1988
                           Development Group, Electric
                           and Water Operations

     Name          Age                  Office            Initial Effective Date
     ----          ---                  ------            ----------------------

J. A. Zanotti...... 55 Senior Vice President, Human Resources    January 9, 1996
                       Vice President, Human Resources             March 2, 1993
                       Senior Vice President, Human Resources      July 26, 1990
                             and Communications
-----------

       All officers are elected annually by the board of directors of the Company.

       All of the above executive officers have been employed by the Company and/or its subsidiaries for more than five years in executive or management positions, with the exception of P. T. Ortiz, M. D. Christensen, B. F. Montoya and R. J. Flynn. Prior to employment with the Company, P. T. Ortiz was employed by U S WEST Communications during the period of January 1988 to October 1991 as Chief Counsel- New Mexico. The principal business of U S WEST Communications is telecommunications. Prior to employment with the Company, M. D. Christensen was employed with Southern California Gas. During the period 1990 through 1991, M.
D. Christensen was Vice President of Planning. Prior to employment with the Company, B. F. Montoya was employed with Pacific Gas and Electric Company ("PG&E") since 1989. In 1991, he was promoted to Senior Vice President and General Manager of the Gas Supply Business Unit of PG&E. Prior to his employment with PG&E, B. F. Montoya spent 31 years in the Civil Engineer Corps of the U.S. Navy, performing a wide range of management and utility-related assignments. B.
F. Montoya  achieved the rank of Rear  Admiral when he became  Commander,  Naval
Facilities Engineering Command and Chief of Civil Engineers. R. J. Flynn has a 30-year history in the utility industry working with PG&E. Since 1989, R. J. Flynn held the position of Regional Vice President, responsible for all gas and electric utility operations in the San Joaquin Valley.

                                     PART II

ITEM 5.       MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

       The Company's common stock is traded on the New York Stock Exchange. Ranges of sales prices of the Company's common stock, reported as composite transactions (Symbol: PNM) for 1995 and 1994, by quarters, are as follows:


                                                                   Range of
Quarter Ended                                                     Sales Prices
                                                                 High      Low
                                                                 ----      ---
1995:
   December 31..............................................  18 1/4     16 1/8
   September 30.............................................  16 3/8     13 3/4
   June 30..................................................  14 1/4     12 3/8
   March 31.................................................  13 7/8     12 1/4
      Fiscal Year...........................................  18 1/4     12 1/4
1994:
   December 31..............................................  13 1/2     11 5/8
   September 30.............................................  12 5/8     11 1/4
   June 30..................................................  13 3/8     11 3/8
   March 31.................................................  13 5/8     11
      Fiscal Year...........................................  13 5/8     11

       On January 31, 1996, there were 20,382 holders of record of the Company's common stock.

Cumulative Preferred Stock

       While isolated sales of the Company's cumulative preferred stock have occurred in the past, the Company is not aware of any active trading market for its cumulative preferred stock. Quarterly cash dividends were paid on each series of the Company's cumulative preferred stock at their stated rates during 1995 and 1994.

       For a discussion of dividend restrictions on the Company's common and preferred stock and the 1995 preferred stock redemption, see note 4 of the notes to consolidated financial statements and ITEM 7. --"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- LIQUIDITY AND CAPITAL RESOURCES -- Financing Capability and Dividend Restrictions".

ITEM 6.  SELECTED FINANCIAL DATA


                                            1995           1994            1993             1992           1991
                                         -----------    -----------    -----------      -----------    -----------
                                                           (In thousands except per share amounts and ratios)

Total Operating Revenues*............... $   808,465    $   904,711    $   873,878      $   851,953    $   857,168
Net Earnings (Loss)..................... $    75,562    $    80,318    $   (61,486)**   $  (104,255)+  $    22,960
Earnings (Loss) per Common
   Share................................ $      1.72    $      1.77    $     (1.64)**   $     (2.67)+  $      0.32
Total Assets............................ $ 2,035,669    $ 2,203,265    $ 2,212,189      $ 2,375,582    $ 2,344,332
Preferred Stock with Mandatory
   Redemption Requirements..............          --    $    17,975    $    24,386      $    25,700    $    26,982
Long-Term Debt, less Current
   Maturities........................... $   728,843    $   752,063    $   957,622      $   911,252    $   786,279
Common Stock Data:
   Market price per common
      share at year end................. $    17.625    $     13.00    $     11.25      $    12.375    $      9.75
   Book value per common share
      at year end....................... $     16.82    $     15.11    $     13.29      $     15.00    $     17.69
   Average number of common
      shares outstanding................      41,774         41,774         41,774           41,774         41,774
Return on Average Common
   Equity...............................        10.7%          12.4%         (10.7)%          (15.0)%          1.8%
Capitalization:
   Common stock equity..................        48.6%          43.2%          34.8%            38.6%          45.8%
   Preferred stock:
      Without mandatory
        redemption requirements.........         0.9            4.1            3.7              3.6            3.7
      With mandatory redemption
        requirements....................          --            1.2            1.5              1.6            1.7
   Long-term debt, less current
      maturities........................        50.5           51.5           60.0             56.2           48.8
                                         ------------   ------------   ------------     ------------   ------------
                                               100.0%         100.0%         100.0%           100.0%         100.0%
                                         ============   ============   ============     ============   ============

-----------

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

                                    OVERVIEW

Competitive Electric Market

     The electric utility industry is currently undergoing a period of fundamental change intended to promote a competitive environment in the retail and wholesale energy marketplaces. Legislators and regulators at both the state and Federal level are considering whether, and how, to promote competition among suppliers of electricity and how to provide customers with choice among suppliers.

     At the Federal level, the FERC promulgated a Notice of Proposed Rule Making ("Mega-NOPR") in March 1995, which proposes to require utilities to unbundle their generation and transmission services and to provide open access transmission. The Mega-NOPR also supplemented a prior NOPR concerning the appropriate treatment of stranded asset costs associated with the transition. Specifically, the FERC stated that recovery of legitimate and verifiable stranded asset costs is critical to the successful transition of the electric utility industry from a tightly regulated cost-of-service industry to an open transmission access, competitively priced industry. The Company in its response to the Mega-NOPR supported the FERC initiative toward open access transmission, but requested that all transmission asset owners, including municipal and Federal, be subject to the same requirements in order to establish a level playing field for all participants in the electric utility industry. The Company also agreed with the FERC regarding the proposed recovery of stranded asset costs. A final decision on the Mega-NOPR is expected in the middle of 1996. On January 22, 1996, a U.S. Senate bill, "Electricity Competition Act of 1996" was introduced, providing a national framework for a competitive electric industry by no later than the year 2010. The bill provides for recovery of stranded asset costs. On February 14, 1996, the Council of Economic Advisors issued an economic report to Congress in which it cautioned that electric industry competition should ensure competitive benefits to all power buyers and should not aggravate pollution or cause supply cuts to the poor. The report favors recovery of stranded asset costs borne by all parties on whose behalf the stranded costs were incurred, including customers that switch to other suppliers. Representative Dan Schaeffer, Chairman of the Energy Subcommittee of the House of Commerce Committee, has announced that he plans to conduct hearings on electric industry restructuring, possibly beginning this summer. The Company does not expect Congressional legislation to pass this year, but does expect Congressional interest to continue next year.

     In November 1995, after three years of study, the Integrated Water and Resource Planning Committee of the New Mexico State Legislature (the "IWRPC") issued a resolution reporting its findings on the advantages and disadvantages of retail wheeling and alternative restructuring schemes applicable to the electric power industry in New Mexico. The IWRPC's recommendation stated that any proposed restructuring (i) must benefit all ratepayers in the state, (ii) must maintain and possibly encourage the financial health and economic viability of each of the state's utilities, (iii) must provide for appropriate protection from unfair or advantaged competition from utilities or others from outside the state, and (iv) must share equitably any costs, including stranded asset costs, among the varied interests benefitted. The IWRPC also recommended that the NMPUC, under legislative direction and guidance, should monitor and evaluate the electric power industry and applicable market influences and factors and report its findings, conclusions and recommendations to the New Mexico State Legislature for legislative approval and action, as necessary, before any proposed restructuring may be implemented. The resolution further indicated that this continuing evaluation was necessary because of continuing changes even though restructuring and retail wheeling are not justified or in the public interest at this time. The IWRPC resolution was presented to the full Legislature as a Senate Joint Memorial. It was unanimously passed by the Senate and the House.

     In November 1995, the NMPUC issued a Notice of Inquiry regarding the restructuring of regulation of the electric utility industry in New Mexico. The NMPUC is seeking input on a variety of questions related to competition, retail wheeling and state vs. Federal jurisdiction. The Company in its February 15, 1996 response stated that it believes that: (i) competition and customer choice may be beneficial to all affected interests in New Mexico if done appropriately and (ii) in order to achieve restructuring, there must be cooperative state and Federal action to avoid prolonged uncertainty and litigation, as well as to avert inconsistent state actions that would inhibit the development of competitive markets and restrict the benefits that they may provide. The Company proposed a five-year period to accomplish the transition to a workable competitive market. The Company also stated that it supports action by the United States Congress to clarify boundaries between state and Federal jurisdiction over the electric utility industry, and to ensure that retail wheeling can be implemented in a manner that ensures fair competition and provides utilities the opportunity to recover all stranded asset costs.

     Although it is uncertain as to the ultimate outcome of possible open access or retail wheeling initiatives, the Company will continue to be active at both the state and Federal levels in the public policy debate on the restructuring of the electric utility industry. By working with customers, regulators and legislators, the Company believes that an agreement will be reached that will protect the interests of stockholders as well as offer the potential benefits of a competitive marketplace to all customers.

Uncertainties

     The future structure of the industry, the form and timing of competition and the method of regulation in a competitive environment remain uncertain. If retail wheeling is implemented, it is possible that, based on other deregulated industries' experiences, retail energy prices could drop significantly. Should that be the case, the value of a utility's assets could be affected significantly in the transition to a more competitive market from a traditional rate regulated environment. Currently, the Company's generation costs are above those of neighboring utilities to the north and east of the Company's service territory.

     The Company believes that the 1994 electric retail rate reduction improved its competitive position, but recognizes that lower cost producers may have an advantage if the regulatory framework changes significantly towards retail wheeling. The Company's owned nuclear capacity is currently valued at approximately $900 per KW. If the Company were required to value its leased nuclear capacity at the same level as its owned nuclear capacity, it would be valued at approximately $180 million versus approximately $560 million. If there were no provision for the recovery of stranded asset costs, the Company would be required to charge against earnings approximately $380 million.

Preparation for the Changes

     In order to mitigate the exposures associated with a competitive electric market and transition into this changing environment, the Company established the following strategic plan in 1995: (i) secure financial flexibility by retiring debt, (ii) control operation and maintenance costs, (iii) focus on maximizing shareholder value for the nuclear generation assets, and (iv) develop new business opportunities in the energy and utility related area. As part of this plan, the Company restructured its operation into four distinctive business units, each targeted at a specific segment of its customer base with emphasis on being more customer oriented and responsive to the changing competitive environment. The four business units are as follows: (i) Electric Services, (ii) Gas Services, (iii) Bulk Power Services and (iv) Energy Services.

     In order to maximize value of the nuclear generation assets, the Company's board of directors (the "Board"), at its December 5, 1995 meeting, confirmed that it is in the best interest of the Company at this time to focus its efforts and resources on maximizing shareholder value from PVNGS as an asset (leased and owned) of the Company rather than disposing of it. Growth in the region, rapid growth in the Company's own local service territory and the continuous improvement in the operating performance of the plant were all factors in the change of approach. The Board stated that the Company no longer considers it to be a goal to dispose of its interests in PVNGS.

     In conjunction with the development of new business opportunities, the Company focused on three energy and utility related activities under its Energy Services Unit. These activities will provide energy marketing, alternative fuel vehicle services and energy management services focused on residential and small customers, management services for water and wastewater systems and utility related management and operation services for Federal installations and other large commercial institutions. The Company believes that successful operation of these ventures will better position the Company in an increasingly competitive utility environment. The Company is currently seeking NMPUC approval for investment in energy and utility related subsidiaries under the Company's general diversification plan. The NMPUC Staff filed a motion in September 1995 to have the case dismissed. On January 31, 1996, the hearing examiner assigned to the case recommended that the NMPUC deny the Staff's motion. On February 5, 1996, the Staff filed a motion seeking to have the Company file an immediate report on its non-regulated activities being conducted without prior NMPUC approval; explain why NMPUC approval is not required; and explain why sanctions should not be considered if approval is required. On February 19, 1996, the Company filed its response describing its non-utility (energy and utility related) activities and presenting the legal authority demonstrating that prior NMPUC approval is not required. The Company currently cannot predict the ultimate outcome of this proceeding but intends to vigorously defend against any allegation that it is in violation of any legal requirements.

                         LIQUIDITY AND CAPITAL RESOURCES

Capital Requirements

     Total capital requirements include construction expenditures as well as other major capital requirements, including retirement of long-term debt, preferred stock and long-term debt sinking funds and preferred stock dividend requirements. The main focus of the construction program is upgrading generating systems, upgrading and expanding the electric and gas transmission and distribution systems, and purchasing nuclear fuel. Total capital requirements for 1995 and projections for 1996-2000 are $367.4 million and $676.8 million, respectively. These estimates are under continuing review and subject to on-going adjustment.

     The Company currently anticipates that internal cash generation will be sufficient to meet capital requirements during 1996 through 2000. To cover the difference in the amounts and timing of cash generation and cash requirements, the Company intends to utilize short-term borrowings under its liquidity arrangements.

Liquidity and Financing

     The Company's construction expenditures for 1995 were entirely funded through cash generated from operations. In addition to cash flow from operations, the Company received approximately $206.5 million from the sale of gas gathering and processing assets and the Company's water division. During 1995, the Company retired approximately $133 million of PVNGS LOBs, redeemed, at par, $64 million of the Company's cumulative preferred stock and retired approximately $58 million of other long-term debt. At the end of 1995, the Company had $96 million of temporary investments and no short-term borrowings.

In addition, at year-end 1995, the Company had available liquidity arrangements of $151 million, consisting of a $100 million secured revolving credit facility ("Facility"), $40 million credit facility collateralized by the Company's electric customer accounts receivable (the "Accounts Receivable Facility") and $11 million in local lines of credit. On January 30, 1996, the Company requested NMPUC approval to increase the capacity of the Accounts Receivable Facility up to $100 million by including in the collateral pool the Company's gas accounts receivable and certain amounts being recovered from gas customers relating to certain gas contract settlements. The Facility will expire in June 1998 and includes a maximum allowed debt to capitalization ratio of 70%. As of December 31, 1995, such ratio was 65%.

     The Company's ability to finance its construction program at a reasonable cost and to provide for other capital needs is largely dependent upon its ability to earn a fair return on equity, results of operations, credit ratings, regulatory approvals and financial market conditions. Financing flexibility is enhanced by providing a high percentage of total capital requirements from internal sources and having the ability, if necessary, to issue long-term securities, and to obtain short-term credit. All of the Company's securities are rated below investment grade by Standard & Poor's Corp., Moody's Investors Service and Fitch Investors Service, Inc., which may result in limited credit markets being available and/or higher financing costs to the Company. Duff & Phelps Credit Rating Co. maintains an investment grade rating for the Company's first mortgage bonds, but continues to rate all other of the Company's securities below investment grade.

Financing Capability and Dividend Restrictions

     One impact of the Company's current ratings, together with covenants in the Company's PVNGS Units 1 and 2 lease agreements (see PART I, ITEM 2. -- "PROPERTIES -- Nuclear Plant"), is to limit the Company's ability, without consent of the owner participants and bondholders in the lease transactions, (i) to enter into any merger or consolidation, or (ii) except in connection with normal dividend policy, to convey, transfer, lease or dividend more than 5% of its assets in any single transaction or series of related transactions. The Facility and a reimbursement agreement associated with the letter of credit supporting $37.3 million of pollution control revenue bonds impose similar restrictions irrespective of credit ratings.

     The issuance of first mortgage bonds by the Company is subject to earnings coverage and bondable property provisions of the Company's first mortgage indenture. The Company also has the capability under the mortgage indenture, without regard to the earnings test but subject to other conditions, to issue first mortgage bonds on the basis of certain previously retired bonds. At December 31, 1995, based on the earnings test, the Company could have issued approximately $124 million of additional first mortgage bonds, assuming an annual interest rate of 9.25 percent. The Company's restated articles of incorporation limit the amount of preferred stock which may be issued. Assuming a preferred stock dividend rate of 9.75 percent, the Company could have issued $381 million of preferred stock as of year-end.

     The Company currently has no requirements for long-term financing during the period of 1996 through 2000. However, during this period, the Company could enter into long-term financings for the purpose of strengthening its balance sheet and reducing its cost of capital. The Company continues to evaluate its investment and debt retirement options to optimize its financing strategy and earnings potential. The Company currently plans to retire approximately $90 million of long-term debt in 1996.

     The Company has not declared dividends on its common stock since January 1989 and anticipates announcing a dividend plan sometime before the end of the second quarter of 1996. The Company's board of directors reviews the Company's dividend policy on a continuing basis. The resumption of common dividends is dependent upon a number of factors including earnings and financial condition of the Company and market conditions. The deficit in retained earnings was eliminated during 1995.

Capital Structure:

     The Company's capitalization, including short-term debt, at December 31 is shown below:


                                                        1995    1994     1993
                                                        ----    ----     ----

Common Equity......................................     48.6%   39.2%    34.4%
Preferred Stock....................................      0.9     4.8      5.2
Long-term Debt (including current maturities) .....     50.5    56.0     60.4
                                                        ----    ----     ----

   Total Capitalization*...........................    100.0%  100.0%   100.0%
                                                       =====   =====    =====


-----------

     * Total capitalization does not include the present value of the Company's lease obligations for PVNGS Units 1 and 2 and EIP as debt but does include, for 1994 and 1993, the debt associated with the beneficial interests in certain PVNGS Units 1 and 2 leases purchased by the Company, which were retired in March 1995.

                              RESULTS OF OPERATIONS

     Net earnings per common share in 1995 were $1.72, compared to net earnings of $1.77 per common share in 1994 and a loss of $1.64 per common share in 1993. The loss experienced in 1993 was due to the Company recording an after-tax charge of $108.2 million to earnings resulting from the write-down in connection with the Company's $30 million retail electric rate reduction.

     The financial performance of the excluded resources has been improved by the PVNGS Unit 3 write-down and the provision for loss associated with the M-S-R power purchase contract recorded in 1992. The gains from the sale of generating facilities to Anaheim recorded in August 1993 and to UAMPS recorded in June 1994 have also improved the financial performance of the excluded resources.

     A number of items contributed to the $3.5 million decrease in net earnings of the excluded resources as compared with 1994 results. The most significant item was the UAMPS gain recorded in June 1994. Operating results for the excluded resources for all these periods reflect the allocation of interest charges based on the average investment in excluded net utility plant as a percent of total utility plant for the period.

     Selected financial information for the excluded resources for 1995, 1994 and 1993 is shown below:


                                       1995            1994           1993
                                    -----------     -----------    -----------
                                                  (In thousands)

Operating revenues..................$    35,317     $    39,227    $    42,517
Operating income ...................$     2,372     $     2,358    $     2,034
Net earnings (loss).................$    (1,710)    $     1,838    $    (2,099)
Net utility plant at year-end.......$   133,757     $   133,697    $   159,387

     The following discussion highlights other significant items which affected the results of operations in 1995, 1994 and 1993, and certain items expected to impact future earnings.

     Electric gross margin (electric operating revenues less fuel and purchased power expense) decreased $37.9 million in 1995 due to the retail rate reduction implemented in late 1994, reduced off-system sales as a result of the expiration of three sales contracts and generally poor wholesale power market conditions. Partially offsetting such decreases was the increase in retail revenues resulting from retail sales growth.

     Electric gross margin increased $32.3 million in 1994 compared to 1993, $23.2 million of which was due to an increase in jurisdictional energy sales. This increase was partially due to warmer weather and a difference of $6.7 million between the estimated unbilled revenues reported in 1993 and actual unbilled revenues in 1994.

     Gas gross margin (gas operating revenues less gas purchased for resale) decreased $16.4 million from a year ago due to a decrease of $5.5 million in gas deliveries resulting from warmer than normal weather in 1995 and reduced margin of $11.7 as a result of the gas gathering and processing assets sale in June 1995. Gas gross margin decreased $5.1 million in 1994 from 1993. Principal factors were the write-off of certain deferred charges relating to costs of gas and a decrease in gas deliveries resulting from a warmer than normal winter in 1994.

     Other operation and maintenance expenses ("O&M") decreased $12.3 million in 1995 due to the following: (i) a $2.1 million decrease in PVNGS O&M expense as a result of a reduction in scheduled maintenance outage hours and lower property taxes in the current period, (ii) decreased Four Corners O&M expenses of $2.0 million resulting from a maintenance outage of Unit 4 in 1994, (iii) decreased SJGS O&M expenses of $1.7 million resulting from lower maintenance outage hours in 1995, (iv) a decrease in gas production and products extraction expense of $6.2 million resulting from the gas assets sale in June 1995, (v) a decrease in injuries and damages expense of $4.5 million as a result of the recording of workers' compensation liability in 1994, (vi) lower office supplies and expenses of $3.0 million as a result of a decrease in temporary office labor and postage expense and (vii) a decrease in water O&M expense of $2.1 million resulting from the sale of the Company's water division in July 1995. Such decreases were partially offset by (i) higher administrative and general labor expense of $4.7 million, (ii) higher employee benefit expense of $2.7 million caused by the retroactive deferral of the gas operation's retirees health care costs for regulatory purposes recorded in 1994 and (iii) higher production O&M expenses for the gas and oil-fired plants of $1.7 million resulting from the maintenance outages in 1995.

     Other O&M expenses decreased $5.1 million in 1994 from 1993 due to the following: (i) a $10.6 million decrease as a result of the Company's 1993 severance program, (ii) a deferral of gas operation's retirees health care costs of $2.8 million for regulatory purposes and (iii) lower electric regulatory commission expense of $2.1 million. Offsetting such decrease was the following:
(i) increased pension and retirees health care cost of $3.0 million, (ii) increased electric distribution expense of $3.6 million due to weather-related outages and increased tree trimming activity, (iii) increased generating station maintenance expense of $2.4 million and (iv) increased workers' compensation liability of $2.2 million.

     Depreciation and amortization expenses increased $6.7 million from a year ago as a result of the implementation of new depreciation rates approved by the NMPUC in November 1994.

     Other, under the caption Other Income and Deductions, increased $44.2 million from a year ago and increased $9.3 million in 1994 from 1993. Significant 1995 items, net of taxes, included the following: (i) the gain of $12.8 million recognized from the sale of the gas gathering and processing assets, (ii) the gain of $6.4 million recognized from the sale of the Company's water division, (iii) an after-tax accrual of $2.6 million of income pertaining to the carrying costs related to gas take-or-pay settlement amounts, (iv) income of $1.9 million for insurance recovery and (v) income of $1.4 million related to adjusting reclamation reserves for certain mining operations. Partially offsetting such increases were: (i) additional regulatory reserves of $4.8 million and (ii) write-downs of $1.8 million for various non-utility properties.

     Significant 1994 items, net of taxes, included the following: (i) the write-off of $3.0 million relating to gas take-or-pay settlement payments which are not recoverable through rates, (ii) additional provisions for legal expense of $3.6 million and (iii) a gain and associated tax benefits of $6.1 million from the sale of generating facilities to UAMPS.

     Significant 1993 items, net of taxes, included the following: (i) the gain of $7.5 million recognized from the sale of an investment, (ii) the gain and associated tax benefits of $7.6 million from the sale of generating facilities to Anaheim and (iii) tax benefits of $3.2 million from the Federal income tax rate change which allows the Company to utilize its net operating loss at a higher tax rate. Partially offsetting such increases were: (i) additional provisions for legal and litigation expenses of $5.7 million, (ii) a write-off of $4.6 million of other deferred costs, (iii) PVNGS decommissioning fund adjustment of $2.8 million and (iv) a write-off of $2.1 million resulting from costs associated with refunding certain pollution control and EIP bonds, which represents the amount related to FERC firm-requirement wholesale customers and resources excluded from New Mexico jurisdictional rates.

     Net interest charges decreased $12.7 million in 1995 as a result of the retirement of $130 million of PVNGS LOBs in March 1995 and the retirement of $45 million of first mortgage bonds in April 1994. In 1994, net interest charges decreased $15.2 million compared to 1993. Major factors were: (i) lower short-term borrowings in 1994, (ii) the refinancing of $182 million of pollution control revenue bonds in January ($46 million) and September ($136 million) of 1993 and (iii) the retirement of $45 million of first mortgage bonds in April 1994.

     Preferred stock dividend requirements decreased $2.7 million in 1995 as a result of the retirement of $64 million of preferred stock in August 1995.

                         OTHER ISSUES FACING THE COMPANY

TRANSMISSION ISSUES

OLE Transmission Project

     OLE, a proposed 345 Kv transmission line connecting the existing Ojo 345 Kv line to the Norton Station in northern New Mexico, was designed to provide a needed improvement to the northern New Mexico transmission system and to allow greater delivery of power into the Company's two largest service territories, the greater Albuquerque area and the Santa Fe/Las Vegas area. OLE has faced considerable opposition by persons concerned primarily about the environmental impacts of the project.

     The Company filed in 1991 for NMPUC approval for construction of OLE. On November 20, 1995, the NMPUC issued a final order disapproving the project. On December 20, 1995, the Company filed a limited Motion for Rehearing, accepting the NMPUC's determination that the OLE routing should not be pursued but seeking reconsideration of various parts of the final order which discuss system planning and reliability matters. The NMPUC took no action on the Company's request which in effect deemed it denied. The Company has elected not to appeal the NMPUC order or denial of rehearing. The Company has incurred approximately $17 million for the OLE project and has established accounting reserves as deemed appropriate. The Company intends to seek recovery of these costs as legitimate and prudent costs in future appropriate proceedings.

Transmission Right-of-Way

     The Company has easements for right-of-way with the Navajo Nation for portions of several transmission lines that deliver the Company's generation resources to the Albuquerque metropolitan area. One grant of easement for approximately 4.2 miles of right-of-way for two parallel 345 Kv transmission lines expired in 1993. Prior to the expiration, the Company had numerous unsuccessful negotiation meetings with the Navajo Nation for the renewal of the long-term grant. In 1994, the Navajo Nation adopted a Civil Trespass Statute providing for civil penalties, damages and other remedies, including removal, to be imposed for unconsented or unauthorized use of Navajo Nation lands. During

1995, the Company reached a tentative agreement with the Navajo Nation for a twenty-year renewal of the transmission easement and a resolution of all other transmission right-of-way issues. Prior to the execution of the agreement, another agency of the Navajo Nation notified the Company that it was contesting certain water rights at the SJGS, which has delayed resolution of the transmission right-of-way issues. The Company continues to work with the Navajo Nation to resolve this conflict.

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

Transmission Disputes

     The Company receives approximately $14.0 million annually for the provision of firm transmission service to several customers. Most of these customers, through various actions, have initiated formal FERC investigations into the transmission service billing units and transmission rates charged by the Company. If these various allegations and requested rate reductions are approved by the FERC, the Company's revenues for transmission services could be reduced by as much as $9 million annually. The Company has responded to these allegations and has requested that the FERC dismiss the complaints. The Company is currently awaiting the FERC decision. In a related FERC filing, the Company committed to file, on or before April 1, 1996, a rate change for all firm, point-to-point and network service transmission customers, including those customers that have filed the pending complaints. Although the Company anticipates a reduction in rates resulting from the filing, the Company does not anticipate any material adverse impact on the Company's financial condition or results of operations.

SALE OF GAS GATHERING AND PROCESSING ASSETS

     As part of the Company's announced action plan in 1993 to focus on its core utility business, the Company, in 1994, entered into an agreement with Williams for the sale of substantially all of the assets of Gathering Company and Processing Company and for the sale of Northwest and Southeast gas gathering and processing facilities of the Company.

     The sales transaction provides for three 10-year contracts, each with an option to renew for an additional 5-year term, with Williams for competitively priced gathering and processing services. The purchase and sale agreement contains contractual requirements for the Company to address various environmental deficiencies identified as retained liabilities. It also contains environmental representations and warranties and indemnification provisions whereby the Company indemnifies Williams for a five-year period after closing for breaches of the environmental representations and warranties and against third party claims to a maximum of $10.6 million. After the $10.6 million cap has been reached, or after the expiration of the five-year post-closing indemnification period, whichever comes first, Williams indemnifies the Company against further environmental expenditures related to the properties sold. On June 30, 1995, following NMPUC approval, the Company and Williams closed the sale of the assets. As a result, the Company and its gas subsidiaries received $154 million from Williams and recognized an after-tax gain of $12.8 million, or 31 cents per share. Under the NMPUC approval, the Company recorded a liability of approximately $35 million, representing an estimate of a portion of the gain resulting from the sale, which will be credited to the Company's gas customers' bills over five years. After completion of the fifth year, the amount of the gain will be recalculated to reflect actual expenses associated with the transaction which were appropriately and legitimately incurred. Such amount should include amounts expended to indemnify Williams as described above. Any resulting differences will be refunded or billed to customers over a one year period.

     As a result of the gas assets sales, the operations of the Company's two wholly-owned gas subsidiaries, Gathering Company and Processing Company, have been substantially discontinued, effective June 30, 1995.

ENVIRONMENTAL ISSUES

     The Company is committed to complying with all applicable environmental regulations in a responsible manner. Environmental issues have presented and will continue to present a challenge to the Company. The Company has evaluated the potential impacts of the following environmental issues and believes, after consideration of established reserves, that the ultimate outcome of these environmental issues will not have a material adverse effect on the Company's financial condition or results of operations.

Electric Operations

Person Station

     The Company, in compliance with the New Mexico Environment Department Corrective Action Directive, determined that groundwater contamination exists in the deep and shallow water aquifers. The Company is required to delineate the extent of the contamination and remediate the contaminants in the groundwater. The extent of the contaminated plume in the deep water aquifer has been assessed and results have been reported to the NMED. The Company has also proposed revised remedial options to the NMED. The Company is awaiting a final response from the NMED. The Company's current estimate to decommission its retired fossil-fueled plants includes approximately $10.9 million to complete the groundwater remediation program at Person Station. As part of the financial assurance requirement of the Person Station Hazardous Waste Permit, the Company posted a $5.1 million performance bond with a trustee. The remediation program continues on schedule.

Santa Fe Station

     The NMED has been conducting an investigation of the groundwater contamination detected beneath the Santa Fe Station site to determine the source of the contamination. The Company has been and is continuing to cooperate with the NMED site investigation pursuant to a settlement agreement between the Company and the NMED. In May 1995, the Company received a letter from the NMED indicating that the NMED had made a determination that Santa Fe Station was the source of gasoline-contaminated groundwater at the site and vicinity. The Company contested the NMED's determination and believes insufficient data exists to definitely identify the sources of groundwater contamination. A minimum site assessment ("MSA") of the two former underground storage tank sites at the Santa Fe Station site was conducted by the Company under the settlement agreement. The MSA report indicated that the Santa Fe Station site does not appear to have been a source of gasoline contamination. The MSA report has been submitted to the NMED and is currently pending NMED review.

Albuquerque Electric Service Center

     Trenching work at the electric service center revealed oil contaminated soil in an area of the service center where used oil in drums were stored. The trenched area bisects a small portion of the storage area, indicating that potentially the area could be underlain with contaminated soil. The Company requested a laboratory analysis on the soil to determine the type of contamination. The Company may be required to assess soil and groundwater for contamination as well as remediate extensive volumes of soil in the area. The Company currently cannot predict the outcome of the analysis, to what extent the soil was contaminated or the costs of the remediation, if any.

     In addition, leaking underground fuel lines, which have been replaced, caused soil and groundwater contamination in the vicinity of the leak. The Company proposed a quarterly sampling plan to the NMED for the site. The NMED has expressed concerns regarding the placement of monitoring wells and the relatively high levels of residual contamination remaining in the soil at the site. Based on the recent analysis of the groundwater sampling, the contaminated soil does not appear to be a continual recharge source to the groundwater contamination. The NMED may require additional monitoring wells and soil remediation work at the site.

Gas Operations

Air Permits

     In 1994, following an environmental audit performed in conjunction with the Company's sale of certain gas assets, which audit brought to light certain discrepancies regarding required air permits associated with certain natural gas facilities, the Company met with the NMED to discuss the nature of the permit discrepancies and to propose methods and schedules to resolve the discrepancies.

     The Company submitted in 1994 its permit modification application for the Lybrook Gas Processing Plant ("Lybrook"). The Lybrook permit has now been issued to Williams, the purchaser of the gas assets.

     The Company submitted an air permit modification application for the Kutz Canyon Gas Processing Plant ("Kutz") in the first quarter of 1995. In October 1995, the Company received a Notice of Violation ("NOV") from the NMED with specified corrective actions on the permit discrepancies in the Kutz air permit. In January 1996, the Company accepted a settlement offer for the NOV from the NMED in the amount of $15,000. The Company cannot predict when the final permit will be issued by the NMED or whether additional requirements will be imposed by the NMED as conditions for issuance of the permit.

Gas Wellhead Pit Remediation

     The New Mexico Oil Conservation Commission ("NMOCC") issued an order, effective on January 14, 1993, that affects the gas gathering facilities, which were sold to Williams, located in the San Juan Basin in northwestern New Mexico. The order prohibits the further discharge of fluids associated with the production of natural gas into unlined earthen pits in certain specified areas of the San Juan Basin. The order also required the submission of closure plans for the closure of pits in which production fluids were previously discharged. The BLM has issued a similar ruling. The Company has complied with such rulings and submitted and received approval of the pit closure plans from the OCD, the Energy Minerals and Natural Resources Department, as well as the BLM.

     The Company has received letters and directives from the OCD directing the Company to determine if certain unlined discharge pits have contributed to the groundwater contamination plumes that were identified at those sites. The Company is currently assessing the sites in accordance with the OCD directive. The Company continues to assess unlined pits in accordance with the OCD directive and is addressing potential groundwater contamination issues as they arise during the assessment process.

     On March 3, 1995,  the  Jicarilla  Apache  Tribe  ("Jicarilla")  enacted an ordinance directing that unlined surface impoundments located within environmentally sensitive areas be remediated and closed by December 1996, and that all other unlined surface impoundments on Jicarilla's lands be remediated and closed by December 1998. The Company has received a claim for indemnification by Williams for the environmental work required to comply with the Jicarilla ordinance. The Company has submitted a closure/remediation plan to the Jicarilla, which has been approved, and the Company anticipates initiating the remediation process in the spring of 1996. The costs of remediation will be charged against the $10.6 million indemnification cap contained in the purchase and sale agreement between the Company and Williams. The Company does not anticipate that the claim for indemnification will have any material impact on the Company's financial condition or results of operations.

GAS RATE CASE

     On August 28, 1995, the Company filed a request for a $13.3 million increase in its retail natural gas sales and transportation rates. NMPUC Staff and intervenors in the case filed their testimony on January 16, 1996. The Staff recommended a $2.5 million rate decrease and the AG recommended a $14.7 million rate decrease. The major issues in the case center around the Company's request to recover certain costs associated with reservation fees, discounts given to large and industrial transportation customers and losses incurred to reacquire debt. The Company anticipates that it will have deferred as regulatory assets approximately $22 million related to these items through July 1, 1996, the date when rates are anticipated to go into effect. The Company will file its rebuttal testimony on February 23, 1996 and hearings will begin on March 4, 1996. Although the Company cannot predict the ultimate outcome of this case, the Company believes that it has meritorious claims and will vigorously pursue the recovery of these assets.

ALBUQUERQUE FRANCHISE ISSUES

     The Company's non-exclusive electric service franchise with the City of Albuquerque (the "City") expired in 1992. The franchise agreement provided for the Company's use of City rights-of-way for placement of electric service facilities. The Company provides service to the area which contributed 46% of the Company's total 1995 electric operating revenues. The absence of a franchise does not change the Company's right and obligation to serve those customers under state law.

     In 1991, the NMPUC issued an order concluding, among other things, that the City could bid for services to its own facilities (Albuquerque municipal loads generated approximately $16.6 million in annual revenue for 1995), but not for service to other customers. However, the New Mexico Supreme Court ("Court") ruled that a city can negotiate rates for its citizens in addition to its own facility uses. The Court also ruled that any contracts with utilities for electric rates are a matter of statewide concern and subject to approval, disapproval or modification by the NMPUC. In addition, the Court reaffirmed the NMPUC's exclusive power to designate providers of utility service within a municipality and confirmed that municipal franchises are not licenses to serve but rather provide access to public rights-of-way.

     During 1992, representatives of the Company and the City had numerous meetings in attempts to resolve the franchise renewal issue. Since that time, no meetings have been held. The City continues to maintain its options by advocating industry restructuring and monitoring the municipalization activities of the City of Las Cruces. A measure designed to start municipalization activities in Albuquerque was defeated by the City Council. The Company continues to collect and pay franchise fees to the City.

PVNGS NUCLEAR DECOMMISSIONING

Decommissioning Costs and Trust Funds

     The Company has a program for funding its share of decommissioning costs for PVNGS. Under this program, the Company makes a series of annual deposits to an external trust fund over the estimated useful life of each unit with the trust funds being invested under a plan which allows the accumulation of funds largely on a tax-deferred basis through the use of life insurance policies on certain current and former employees. The results of the 1995 decommissioning study indicate that the Company's share of the PVNGS decommissioning costs will be approximately $145.6 million, a decrease from $157.8 million based on the previous 1992 study (both amounts are stated in 1995 dollars).

     The Company has determined that a supplemental investment program will be needed as a result of both cost increases identified in the 1992 study and the lower than anticipated performance of the existing program. On September 29, 1995, the Company filed a request for permission from the NMPUC to establish a qualified tax advantaged trust for PVNGS Units 1 and 2. Due to Internal Revenue Service ("IRS") regulations, PVNGS Unit 3 will remain in a non-qualified trust.

     The Company, on February 7, 1996, filed a motion for interim relief for establishment of a qualified trust pending final NMPUC action. The interim request was necessary in order to meet the March 15 deadline under IRS requirements for the qualified trust to be effective for the current year. On February 19, 1996, the NMPUC granted this request.

     The market value of the existing trust at the end of 1995 was approximately $12.4 million, which includes the cash surrender value of the current insurance policies.

Decommissioning Costs of Nuclear Power Plants

     In February 1996, the Financial Accounting Standards Board ("FASB") issued an Exposure Draft on the accounting for closure and removal costs, including decommissioning, of nuclear power plants. If current electric utility industry accounting practices for nuclear power plant decommissioning are changed, the annual provision for decommissioning could increase relative to 1995, and estimated costs for decommissioning could be recorded as a liability (rather than as accumulated depreciation), with recognition of an increase in the cost of related nuclear power plants. The Company is unable to predict the ultimate outcome of this project.

PVNGS PROPERTY TAXES

     On June 29, 1990, an Arizona state tax law was enacted, effective as of December 31, 1989, which adversely impacted the Company's earnings in the years of 1990 through 1995 by approximately $5 million per year, before income taxes. On December 20, 1990, the PVNGS participants, including the Company, filed a lawsuit in the Arizona Tax Court, a division of the Maricopa County Superior Court, against the Arizona Department of Revenue, the Treasurer of the State of Arizona, and various Arizona counties, claiming, among other things, that portions of the new tax law are unconstitutional. In December 1992, the court granted summary judgment to the taxing authorities, holding that the law is constitutional. The PVNGS participants appealed this decision to the Arizona Court of Appeals. On November 21, 1995, the Arizona Court of Appeals ruled in favor of the PVNGS participants. Due to the significance of this decision, it is anticipated that the case will be further pursued through the courts. The Company cannot currently predict the ultimate outcome of this matter.

EL PASO

     El Paso, one of the joint owners of PVNGS and Four Corners, has been operating under Chapter 11 of the Bankruptcy Code since 1992. After the failed merger transaction with Central and South West Corporation, in September 1995, El Paso filed with the bankruptcy court a revised plan whereby, among other things, certain issues would be resolved, including its assumption of the joint facilities operating agreements. The revised plan, as amended, was confirmed by order of the Bankruptcy Court on January 9, 1996. The order approves an amended Assumption and Cure Agreement between El Paso and all participants at PVNGS. As a part of its plan, El Paso also assumed agreements at Four Corners and paid all sums outstanding under the agreements. In addition, El Paso assumed various transmission agreements with the Company. Currently, there are no remaining claims by the Company to be resolved in connection with the bankruptcy. El Paso emerged from bankruptcy on February 12, 1996.

ACCOUNTING STANDARDS

SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of

     In March 1995, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 121. This statement requires companies to review their long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. SFAS No. 121 also requires all regulatory assets, which must have a high probability of recovery to be initially established, must continue to meet that high probability standard to avoid being written off. However, if written off, a regulatory asset can be restored if, through regulatory actions, it again becomes probable of recovery. The adoption of SFAS No. 121 had no impact on the Company's financial condition or results of operations.

PVNGS -- STEAM GENERATOR TUBES

     APS, as the operating agent of PVNGS, has encountered tube cracking in the steam generators and has taken, and will continue to take, remedial actions that it believes have slowed further tube degradation. The steam generator tubes in each unit continue to be inspected in conjunction with their respective outages. APS currently believes that the PVNGS steam generators in Units 1 and 3 are capable of operating for their designed life of forty years, although, at some point, long-term economic considerations may warrant examination of possible steam generator replacement. APS's ongoing analyses indicate that it will be economically desirable for APS to replace the Unit 2 steam generators, which have been most affected by tube cracking, in five to ten years. APS expects that the steam generator replacement can be accomplished within financial parameters established before replacement was a consideration. Based on APS's analyses, the Company believes that its share of the replacement costs (in 1995 dollars and including installation and replacement power costs) would be between $10.5 million and $17.5 million, most of which would be incurred after the year 2000. APS expects that the replacement would be performed in conjunction with a normal refueling outage in order to limit additional incremental outage time to approximately 50 days. APS believes that replacement of the Unit 2 steam generators within five to ten years will be economically desirable. The Company is evaluating this and other options in regards to this issue.

     All of the PVNGS units were operating at full power at December 31, 1995 and are expected to continue operating at full power, except for scheduled (mid-cycle or refueling) outages. Last year, PVNGS had three refueling outages, one for each of the three units.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                                      INDEX




                                                                         Page
                                                                       --------

Management's Responsibility for Financial Statements...................     F-1
Report of Independent Public Accountants ..............................     F-2
Financial Statements:
   Consolidated Statements of Earnings (Loss)..........................     F-3
   Consolidated Statements of Retained Earnings (Deficit)..............     F-4
   Consolidated Balance Sheets.........................................     F-5
   Consolidated Statements of Cash Flows...............................     F-6
   Consolidated Statements of Capitalization...........................     F-7
   Notes to Consolidated Financial Statements..........................     F-8
Supplementary Data:
   Quarterly Operating Results.........................................    F-34
   Comparative Operating Statistics....................................    F-35

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Public Service Company of New Mexico:

We have audited the accompanying consolidated balance sheets and statements of capitalization of Public Service Company of New Mexico (a New Mexico corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of earnings (loss), retained earnings (deficit), and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Public Service Company of New Mexico and subsidiaries as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

As explained in notes 1 and 7 to the financial statements, effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, Employer's Accounting for Postretirement Benefits Other Than Pensions, and No. 109, Accounting for Income Taxes.

                                                     ARTHUR ANDERSEN LLP

Albuquerque, New Mexico
  February 13, 1996

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)


                                                     Year Ended December 31,
                                               ---------------------------------
                                                  1995        1994       1993
                                                  ----        ----       ----
                                         (In thousands except per share amounts)
Operating Revenues:
   Electric.....................................$ 584,284  $ 621,794  $ 589,728
   Gas..........................................  217,985    269,510    271,087
   Water........................................    6,196     13,407     13,063
                                                ---------  ---------  ---------

Total operating revenues........................  808,465    904,711    873,878
                                                ---------  ---------  ---------
Operating Expenses:
   Fuel and purchased power.....................  140,752    140,411    140,674
   Gas purchased for resale.....................   94,299    129,381    125,940
   Other operation expenses.....................  257,627    264,391    274,023
   Maintenance and repairs......................   55,809     61,386     56,821
   Depreciation and amortization................   80,865     74,137     77,326
   Taxes, other than income taxes...............   35,531     39,717     40,089
   Income taxes.................................   30,194     44,210     25,721
                                                ---------  ---------  ---------
      Total operating expenses..................  695,077    753,633    740,594
                                                ---------  ---------  ---------
      Operating income..........................  113,388    151,078    133,284
                                                ---------  ---------  ---------
Other Income and Deductions:
   Write-down of the PVNGS Units 1 and 2
      leases, regulatory assets and other
      deferred costs............................       --         --   (178,954)
   Other........................................   40,707     (3,512)   (12,792)
   Income tax benefit (expense).................  (20,599)     3,339     82,799
                                                ---------  ---------  ---------
      Net other income and deductions...........   20,108       (173)  (108,947)
                                                ---------  ---------  ---------
      Income before interest charges............  133,496    150,905     24,337
                                                ---------  ---------  ---------
Interest Charges:
   Interest on long-term debt...................   52,637     65,511     72,525
   Other interest charges.......................    5,297      5,341     13,719
   Allowance for borrowed funds used during
       construction.............................       --       (265)      (421)
                                                ---------  ---------  ---------
      Net interest charges......................   57,934     70,587     85,823
                                                ---------  ---------  ---------
Net Earnings (Loss).............................   75,562     80,318    (61,486)
Preferred Stock Dividend Requirements...........    3,714      6,433      6,829
                                                ---------  ---------  ---------
Net Earnings (Loss) Available for Common Stock..$  71,848  $  73,885    (68,315)
                                                =========  =========    =======

Average Number of Common Shares Outstanding.....   41,774     41,774     41,774
                                                =========  =========    =======

Net Earnings (Loss) per Share of Common Stock...$    1.72  $    1.77    $ (1.64)
                                                =========  =========    =======

Dividends Paid per Share of Common Stock........$      --  $      --    $    --
                                                =========  =========    =======




   The accompanying notes are an integral part of these financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (DEFICIT)


                                                     Year Ended December 31,
                                               ---------------------------------
                                               1995        1994          1993
                                               ----        ----          ----
                                                       (In thousands)

Balance at Beginning of Year.................$(46,006)   $(120,848)   $ (52,533)
Net earnings (loss)..........................  75,562       80,318      (61,486)
Redemption of cumulative preferred stock.....    (599)         957           --
Cumulative preferred stock dividends.........  (3,714)      (6,433)      (6,829)
                                             --------    ---------    ---------

Balance at End of Year.......................$ 25,243    $ (46,006)   $(120,848)
                                             ========    =========    =========




































   The accompanying notes are an integral part of these financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                              December 31,
                                                         -----------------------
                                                          1995           1994
                                                          ----           ----
                                                             (In thousands)
Utility Plant, at original cost except PVNGS:
   Electric plant in service.............................$1,871,897  $1,783,962
   Gas plant in service..................................   421,607     537,762
   Water plant in service................................        --      63,048
   Common plant in service...............................    35,222      49,049
   Plant held for future use.............................       639         894
                                                         ----------  ----------
                                                          2,329,365   2,434,715
   Less accumulated depreciation and amortization........   892,727     890,905
                                                         ----------  ----------
                                                          1,436,638   1,543,810
   Construction work in progress.........................   106,892     119,308
   Nuclear fuel, net of accumulated amortization of
      $26,395 and $35,333 ...............................    30,904      33,569
                                                         ----------  ----------
      Net utility plant.................................. 1,574,434   1,696,687
                                                         ----------  ----------
Other Property and Investments:
   Non-utility property, net of accumulated
      depreciation of $1,547 and $1,328..................     4,063       5,752
   Other investments.....................................    29,370      28,771
                                                         ----------  ----------
      Total other property and investments...............    33,433      34,523
                                                         ----------  ----------
Current Assets:
   Cash..................................................     4,228      21,029
   Temporary investments, at cost........................    95,972      74,521
   Receivables...........................................   127,642     129,048
   Income taxes receivable...............................     4,792       4,182
   Fuel, materials and supplies, at average cost.........    44,660      51,068
   Gas in underground storage, at average cost...........     5,431       8,744
   Other current assets..................................     7,186       9,549
                                                         ----------  ----------
        Total current assets.............................   289,911     298,141
                                                         ----------  ----------
Deferred charges.........................................   137,891     173,914
                                                         ----------  ----------
                                                         $2,035,669  $2,203,265
                                                         ==========  ==========

                         CAPITALIZATION AND LIABILITIES
Capitalization:
   Common stock equity:
      Common stock outstanding-- 41,774,083 shares.......$  208,870  $  208,870
      Additional paid-in capital.........................   470,358     469,648
      Excess pension liability, net of tax...............    (1,623)     (1,106)
      Retained earnings (deficit) since January 1, 1989..    25,243     (46,006)
                                                         -----------  ----------
        Total common stock equity........................   702,848     631,406
   Cumulative preferred stock without mandatory
        redemption requirements..........................    12,800      59,000
   Cumulative preferred stock with mandatory
        redemption requirements..........................        --      17,975
   Long-term debt, less current maturities...............   728,843     752,063
                                                         -----------  ----------
        Total capitalization............................. 1,444,491   1,460,444
                                                         -----------  ----------
Current Liabilities:
   Short-term debt.......................................        --          --
   Accounts payable......................................    93,666     105,213
   Current maturities of long-term debt..................       146     148,532
   Accrued interest and taxes............................    26,856      28,073
   Other current liabilities.............................    44,699      43,662
                                                         -----------  ----------
        Total current liabilities........................   165,367     325,480
                                                         -----------  ----------
Deferred Credits:
   Accumulated deferred investment tax credits...........    66,734      71,564
   Accumulated deferred income taxes.....................    78,829      77,207
   Other deferred credits................................   280,248     268,570
                                                         -----------  ----------
        Total deferred credits...........................   425,811     417,341
                                                         -----------  ----------
Commitments and Contingencies (notes 2 through 12)
                                                         $2,035,669  $2,203,265
                                                         ==========  ==========
   The accompanying notes are an integral part of these financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Year Ended December 31,
                                                      ----------------------------------
                                                         1995        1994        1993
                                                         ----        ----        ----

                                                                  (In thousands)
Cash Flows From Operating Activities:
   Net earnings (loss)................................$  75,562  $  80,318    $(61,486)
   Adjustments to reconcile net earnings (loss) to
      net cash flows from operating activities:
      Depreciation and amortization...................   93,125     90,656      95,415
      Accumulated deferred investment tax credit......   (4,830)    (6,898)     (8,321)
      Accumulated deferred income taxes...............    1,622     23,069     (63,393)
      Gain on sale of utility property................  (39,050)    (6,576)     (7,350)
      Gain on sale of other property and investments..       --         --     (12,394)
      Write-down of the PVNGS Units 1 & 2 leases,
        regulatory assets and other deferred costs....       --         --     178,954
      Changes in certain assets and liabilities:
        Receivables...................................      795     23,868     (12,551)
        Fuel, materials and supplies..................  (26,505)    (3,126)      3,222
        Deferred charges..............................    6,731      8,427      20,936
        Accounts payable..............................  (11,527)   (11,893)    (53,973)
        Accrued interest and taxes....................   (1,218)    (1,919)        631
        Deferred credits..............................   29,185     (5,418)     (7,137)
        Other.........................................    7,090     (3,604)     10,571
      Other, net......................................   16,095     14,160      14,181
                                                         ------     ------      ------
           Net cash flows from operating activities...  147,075    201,064      97,305
                                                        -------    -------      ------
Cash Flows From Investing Activities:
   Utility plant additions............................ (106,627)  (119,284)   (100,784)
   Utility plant sales................................  206,482     39,562      49,302
   Other property additions...........................     (801)    (1,307)     (2,554)
   Other property sales...............................       --         --      19,912
   Temporary investments, net.........................  (21,451)   (26,671)    (47,665)
                                                        -------    -------     -------
           Net cash flows from investing activities...   77,603   (107,700)    (81,789)
                                                         ------   --------     -------
Cash Flows From Financing Activities:
   Redemptions of PVNGS lease obligation bonds ....... (132,663)        --          --
   Redemptions and repurchases of preferred stock.....  (64,175)    (7,711)       (600)
   Redemption of first mortgage bonds.................       --    (45,000)         --
   Bond refinancing costs.............................       --         --      (8,960)
   Bond redemption premium and costs..................     (505)    (2,732)         --
   Proceeds from asset securitization.................   18,758         --      60,475
   Repayments of long-term debt.......................  (57,768)   (31,002)     (8,842)
   Net decrease in short-term debt....................       --         --     (51,550)
   Dividends paid.....................................   (5,126)    (6,400)     (6,609)
                                                         ------     ------      ------
           Net cash flows from financing activities... (241,479)   (92,845)    (16,086)
                                                       --------    -------     -------
Increase (Decrease) in Cash...........................  (16,801)       519        (570)
Cash at Beginning of Year.............................   21,029     20,510      21,080
                                                      ---------  ---------  ----------
Cash at End of Year...................................$   4,228  $  21,029  $   20,510
                                                      =========  =========  ==========
Supplemental cash flow disclosures:
   Interest paid......................................$  63,366  $  70,720  $   83,248
                                                      =========  =========  ==========
   Income taxes paid..................................$  52,405  $  20,000  $   13,978
                                                      =========  =========  ==========


Cash consists of currency on hand and demand deposits.

   The accompanying notes are an integral part of these financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                                                                  December 31,
                                                                            ----------------------
                                                                               1995        1994
                                                                            ----------  ----------
                                                                                (In thousands)
Common Stock Equity:
   Common Stock, par value $5 per share.................................... $  208,870  $  208,870
   Additional paid-in capital..............................................    470,358     469,648
   Excess pension liability, net of tax....................................     (1,623)     (1,106)
   Retained earnings (deficit) since January 1, 1989.......................     25,243     (46,006)
                                                                            ----------- ----------
        Total common stock equity..........................................    702,848     631,406
                                                                            ----------- ----------


                                                   Shares
                                                 Outstanding
                                                    at          Current
                                      Stated     December 31,   Redemption
                                       Value        1995          Price
                                     --------    ------------   ----------
Cumulative Preferred Stock:
   Without mandatory redemption
      requirements:
      1965 Series, 4.58%...........     $100        128,000       $102.00       12,800       13,000
      8.48% Series.................      100             --            --           --        20,000
      8.80% Series.................      100             --            --           --        26,000
                                                    -------       -------      -------    ----------
                                                    128,000                     12,800        59,000
                                                    =======                    -------    ----------
   With mandatory redemption
      requirements:
      8.75% Series.................      100             --            --           --        17,975
      Redeemable within one year...                      --                         --            --
                                                    -------                    -------    ----------
                                                         --                         --        17,975
                                                    =======                    -------    ----------

Long-Term Debt:
Issue and Final Maturity                      Interest Rates
------------------------                      ----------------
   First mortgage bonds:
      1997...............................                5 7/8%                 14,650        14,650
      1999 through 2002..................      7 1/4% to 8 1/8%                 43,063        43,272
      2004 through 2007..................      8 1/8% to 9 1/8%                 43,421        43,421
      2008...............................                9    %                 54,374        54,374
      Pollution control revenue bonds:
      2008 through 2023..................        5.9% to 7 3/4%                537,045       537,045
      2022...............................        Variable rate                  37,300        37,300

                                                                            ----------    ----------
        Total first mortgage bonds.......                                      729,853       730,062
   Lease obligation bonds of First PV
      Funding
      Corporation:
      Funding Corporation:
      1996 through 2016..................       8.95% to 10.3%                      --       132,663
   Asset securitization..................                                           --        38,805
   Other, including unamortized
      premium and (discount), net........                                         (864)         (935)
                                                                            ----------    ----------
        Total long-term debt.............                                      728,989       900,595
   Less current maturities...............                                          146       148,532
                                                                            ----------    ----------
        Long-term debt, less current
        maturities.......................                                      728,843       752,063
                                                                            ----------    ----------
Total Capitalization.....................                                   $1,444,491    $1,460,444
                                                                            ==========    ==========



   The accompanying notes are an integral part of these financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1995, 1994 and 1993

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

Organization

       Public Service Company of New Mexico (the "Company") is an investor-owned utility company engaged in the generation, transmission, distribution and sale of electricity. The Company provides retail electric service to a large area of north central New Mexico, including the cities of Albuquerque, Santa Fe, Rio Rancho, Las Vegas, Belen and Bernalillo. The Company provides service to customers in the City of Albuquerque without a franchise agreement, which contributes approximately one-half of the Company's total electric operating revenues. The absence of a franchise does not change the Company's right and obligation to serve these customers under state law. The Company also provides retail electric service to Deming in southwestern New Mexico and to Clayton in northeastern New Mexico. The Company is also engaged in the transmission, distribution and sale of natural gas within the State of New Mexico. The Company distributes natural gas to most of the major communities in New Mexico, including Albuquerque and Santa Fe.

Principles of Consolidation

       The consolidated financial statements include the accounts of the Company and subsidiaries in which it owns a majority voting interest. All significant intercompany transactions and balances have been eliminated.

Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual recorded amounts could differ from those estimated.

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

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1995, 1994 and 1993

(1)    Summary of Significant Accounting Policies (Continued)

       PVNGS Unit 3 and the Company's purchased 22% beneficial interests in the PVNGS Units 1 and 2 leases were written down in 1992 and 1993, respectively, to their net realizable value to reflect a permanent impairment to their original costs.

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

Depreciation and Amortization

       Provision for depreciation and amortization of utility plant is made at annual straight-line rates approved by the NMPUC. The average rates used are as follows:


                                          1995           1994          1993
                                      -------------   -----------   -----------

Electric plant........................        3.32%         3.01%         2.98%
Gas plant.............................        3.21%         3.15%         3.12%
Water plant (1).......................           --         2.68%         2.62%
Common plant (2)......................           --         4.94%         4.90%

         (1) Water plant was sold in July 1995 (see note 12).
         (2) As a result of the water plant sale, common plant was transferred to electric plant.

       Effective January 1, 1995, depreciation rates were revised and include a provision for the recovery of fossil-fueled plant decommissioning costs approved by the NMPUC in 1994 (see note 11).

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

Fuel and Purchased Power Adjustment Clause ("FPPCAC")

       The Company's FPPCAC for its retail customers was eliminated in November 1994. A base fuel cost was incorporated with the overall rates approved by the NMPUC. The Company uses the deferral method of accounting for fuel and purchased power costs for its firm-requirements wholesale customers. Such amounts are reflected in subsequent periods under a FPPCAC approved by the FERC.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1995, 1994 and 1993

(1)    Summary of Significant Accounting Policies (Continued)

Purchased Gas Adjustment Clause ("PGAC")

       The Company uses the deferral method of accounting for gas purchase costs which are settled in subsequent periods under gas adjustment clauses. Future recovery of these costs is subject to approval by the NMPUC.

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

Income Taxes

       The Company reports income tax expense in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. SFAS No. 109 requires deferred income taxes for temporary differences between book and tax to be recorded using the liability method. Deferred income taxes are computed using the statutory tax rates scheduled to be in effect when the temporary differences reverse. Current NMPUC jurisdictional rates include the tax effects of the majority of these temporary differences (normalization). Recovery of reversing temporary differences previously accounted for under the flow-through method is also included in rates charged to customers. For regulated operations, any changes in tax rates applied to accumulated deferred income taxes may not be immediately recognized because of ratemaking and tax accounting provisions contained in the Tax Reform Act of 1986. For items accorded flow-through treatment under NMPUC orders, deferred income taxes and the future ratemaking effects of such taxes, as well as corresponding regulatory assets and liabilities, are recorded in the financial statements.

Accounting for Stock-Based Compensation

       The Company has a stock option plan for certain selected key employees. The Company accounts for this plan under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation cost has been recognized (see note 7).

Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of

       In March 1995, the FASB issued SFAS No. 121. This statement requires companies to review their long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. SFAS No. 121 also requires all regulatory assets, which must have a high probability of recovery to be initially established, must continue to meet that high probability standard to avoid being written off. However, if written off, a regulatory asset can be restored if, through regulatory actions, it again becomes probable of recovery. The adoption of SFAS No. 121 had no impact on the Company's financial condition or results of operations.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1995, 1994 and 1993

(2)    Risks and Uncertainties

Competitive Electric Market

     The electric utility industry is currently undergoing a period of fundamental change intended to promote a competitive environment in the retail and wholesale energy marketplaces. Legislators and regulators at both the state and Federal level are considering whether, and how, to promote competition among suppliers of electricity and how to provide customers with choice among suppliers.

     At the Federal level, the FERC promulgated a Notice of Proposed Rule Making ("Mega-NOPR") in March 1995, which proposes to require utilities to unbundle their generation and transmission services and to provide open access transmission. The Mega-NOPR also supplemented a prior NOPR concerning the appropriate treatment of stranded asset costs associated with the transition. Specifically, the FERC stated that recovery of legitimate and verifiable stranded asset costs is critical to the successful transition of the electric utility industry from a tightly regulated cost-of-service industry to an open transmission access, competitively priced industry. The Company in its response to the Mega-NOPR supported the FERC initiative toward open access transmission, but requested that all transmission asset owners, including municipal and Federal, be subject to the same requirements in order to establish a level playing field for all participants in the electric utility industry. The Company also agreed with the FERC regarding the proposed recovery of stranded asset costs. A final decision on the Mega-NOPR is expected in the middle of 1996. On January 22, 1996, a U.S. Senate bill, "Electricity Competition Act of 1996", was introduced, providing a national framework for a competitive electric industry by no later than the year 2010. The bill provides for recovery of stranded asset costs. On February 14, 1996, the Council of Economic Advisors issued an economic report to Congress in which it cautioned that electric industry competition should ensure competitive benefits to all power buyers and should not aggravate pollution or cause supply cuts to the poor. The report favors recovery of stranded asset costs borne by all parties on whose behalf the stranded costs were incurred, including customers that switch to other suppliers. Representative Dan Schaeffer, Chairman of the Energy Subcommittee of the House of Commerce Committee, has announced that he plans to conduct hearings on electric industry restructuring, possibly beginning this summer. The Company does not expect Congressional legislation to pass this year, but does expect Congressional interest to continue next year.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1995, 1994 and 1993

(2)  Risks and Uncertainties (Continued)

     In November 1995, after three years of study, the Integrated Water and Resource Planning Committee of the New Mexico State Legislature (the "IWRPC") issued a resolution reporting its findings on the advantages and disadvantages of retail wheeling and alternative restructuring schemes applicable to the electric power industry in New Mexico. The IWRPC's recommendation stated that any proposed restructuring (i) must benefit all ratepayers in the state, (ii) must maintain and possibly encourage the financial health and economic viability of each of the state's utilities, (iii) must provide for appropriate protection from unfair or advantaged competition from utilities or others from outside the state, and (iv) must share equitably any costs, including stranded asset costs, among the varied interests benefitted. The IWRPC also recommended that the NMPUC, under legislative direction and guidance, should monitor and evaluate the electric power industry and applicable market influences and factors and report its findings, conclusions and recommendations to the New Mexico State Legislature for legislative approval and action, as necessary, before any proposed restructuring may be implemented. The resolution further indicated that this continuing evaluation was necessary because of continuing changes even though restructuring and retail wheeling are not justified or in the public interest at this time. The Committee resolution was presented to the full Legislature as a Senate Joint Memorial. It was unanimously passed by the Senate and the House.

     In November 1995, the NMPUC issued a Notice of Inquiry regarding the restructuring of regulation of the electric utility industry in New Mexico. The NMPUC is seeking input on a variety of questions related to competition, retail wheeling and state vs. Federal jurisdiction. The Company in its February 15, 1996 response stated that it believes that: (i) competition and customer choice may be beneficial to all affected interests in New Mexico if done appropriately and (ii) in order to achieve restructuring, there must be cooperative state and Federal action to avoid prolonged uncertainty and litigation, as well as to avert inconsistent state actions that would inhibit the development of competitive markets and restrict the benefits that they may provide. The Company proposed a five-year period to accomplish the transition to a workable competitive market. The Company also stated that it supports action by the United States Congress to clarify boundaries between state and Federal jurisdiction over the electric utility industry, and to ensure that retail wheeling can be implemented in a manner that ensures fair competition and provide utilities the opportunity to recover all stranded asset costs.

     Although it is uncertain as to the ultimate outcome of possible open access or retail wheeling initiatives, the Company will continue to be active at both the state and Federal levels in the public policy debate on the restructuring of the electric utility industry. By working with customers, regulators and legislators, the Company believes that an agreement will be reached that will protect the interests of stockholders as well as offer the potential benefits of a competitive marketplace to all customers.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1995, 1994 and 1993

(2)  Risks and Uncertainties (Continued)

Uncertainties

     The future structure of the industry, the form and timing of competition and the method of regulation in a competitive environment remain uncertain. If retail wheeling is implemented, it is possible that, based on other deregulated industries' experiences, retail energy prices could drop significantly. Should that be the case, the value of a utility's assets could be affected significantly in the transition to a more competitive market from a traditional rate regulated environment. Currently, the Company's generation costs are above those of neighboring utilities to the north and east of the Company's service territory.

     The Company believes that the 1994 electric retail rate reduction improved its competitive position, but recognizes that lower cost producers may have an advantage if the regulatory framework changes significantly towards retail wheeling. The Company's owned nuclear capacity is currently valued at approximately $900 per KW. If the Company were required to value its leased nuclear capacity at the same level as its owned nuclear capacity, it would be valued at approximately $180 million versus approximately $560 million. If there were no provision for the recovery of stranded asset costs, the Company would be required to charge against earnings approximately $380 million.

Preparation for the Changes

     In order to mitigate the exposures associated with a competitive electric market and transition into this changing environment, the Company established the following strategic plan in 1995: (i) secure financial flexibility by retiring debt, (ii) control operation and maintenance costs, (iii) focus on maximizing shareholder value for the nuclear generation assets, and (iv) develop new business opportunities in the energy and utility related area. As part of this plan, the Company restructured its operation into four distinctive business units, each targeted at a specific segment of its customer base with emphasis on being more customer oriented and responsive to the changing competitive environment. The four business units are as follows: (i) Electric Services, (ii) Gas Services, (iii) Bulk Power Services and (iv) Energy Services.

     In order to maximize value of the nuclear generation assets, the Company's board of directors (the "Board"), at its December 5, 1995 meeting, confirmed that it is in the best interest of the Company at this time to focus its efforts and resources on maximizing shareholder value from PVNGS as an asset (leased and owned) of the Company rather than disposing of it. Growth in the region, rapid growth in the Company's own local service territory and the continuous improvement in the operating performance of the plant this year were all factors in the change of approach. The Board stated that the Company no longer considers it to be a goal to dispose of its interests in PVNGS.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1995, 1994 and 1993

(2)  Risks and Uncertainties (Continued)

     On December 30, 1994, the Company filed a petition for declaratory order with the NMPUC. In the petition, the Company requested, among other things, a declaratory order that its corporate reorganization into four main business units was in compliance with NMPUC regulations and previous orders and otherwise lawful. Subsequently, on June 23, 1995, the Company filed an application for authorization for the creation of three wholly-owned subsidiaries to: (i) manage and operate water and wastewater systems, (ii) pursue energy marketing, alternative fuel vehicle services and energy management services; and (iii) pursue utility management services and related energy management services for federal installations and large commercial customers. The Company sought approval to invest a maximum of $50 million in the three subsidiaries over time and to enter into reciprocal loan agreements for up to $30 million with these subsidiaries. The NMPUC Staff filed a motion on September 20, 1995 to have the case dismissed. On January 31, 1996, the hearing examiner assigned to the case recommended that the NMPUC deny the Staff's motion. On February 5, 1996, the Staff filed a motion seeking to have the Company file an immediate report on its non-regulated activities being conducted without prior NMPUC approval; explain why NMPUC approval is not required; and explain why sanctions should not be considered if approval is required. On February 19, 1996, the Company filed its response describing its non-utility (energy and utility related) activities and presenting the legal authority demonstrating that prior NMPUC approval is not required. The Company currently cannot predict the ultimate outcome of this proceeding but intends to vigorously defend against any allegation that it is in violation of any legal requirements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1995, 1994 and 1993

(3)  Regulatory Assets and Liabilities

     The Company is subject to the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" on operations regulated by the NMPUC. Regulatory assets represent probable future revenue to the Company associated with certain costs which will be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process. Regulatory assets and liabilities reflected in the Consolidated Balance Sheets as of December 31, relate to the following:


                                                         1995         1994
                                                     ----------    ----------
                                                             (in thousands)

Deferred Income Taxes................................$  71,094     $  77,020
Gas Take-or-Pay Costs................................   50,870        64,858
Gas Imputed Revenues.................................    8,113         4,529
Loss on Reacquired Debt..............................    6,377         7,360
Gas Reservation Fees.................................    5,622         2,805
Gas Retirees' Health Care Costs......................    4,437         2,776
Gas Rate Case Costs..................................    1,100            --

Purchased Gas Adjustment Clause......................      931         2,868
Fuel and Purchased Power Cost Adjustment Clause......      121         1,224
                                                     ---------     ---------
     Subtotal........................................  148,665       163,440
                                                     ---------     ---------

Deferred Income Taxes................................  (60,815)      (64,877)
Customer Gain on Gas Assets Sale.....................  (31,559)           --
PVNGS Prudence Audit.................................   (7,313)       (7,688)
Settlement Due Customers.............................   (4,101)       (5,049)
Gain on Reacquired Debt..............................     (669)         (842)
Revenue Subject to Refund............................     (382)           --
                                                     ---------     ---------
     Subtotal                                         (104,839)      (78,456)
                                                     ---------     ---------
     Net Regulatory Assets...........................$  43,826     $  84,984
                                                     =========     =========



     If a portion of the Company's operations under the NMPUC jurisdiction becomes no longer subject to the provisions of SFAS No. 71, a write off of related regulatory assets and liabilities would be required, unless some form of transition cost recovery (refund) continues through rates established and collected for the Company's remaining regulated operations.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1995, 1994 and 1993

(4)  Capitalization

     Changes  in  common  stock,   additional  paid-in  capital  and  cumulative
preferred stock are as follows:


                                                                                       Cumulative Preferred Stock
                                                                            ------------------------------------------------
                                                                                                         With Mandatory
                                                                               Without Mandatory           Redemption
                                                                                  Redemption              Requirements
                                                Common Stock                     Requirements             Requirements
                                  ----------------------------------------- -----------------------  -----------------------
                                                                Additional               Aggregate                Aggregate
                                   Number of      Aggregate       Paid-In    Number        Stated       Number       Stated
                                     Shares       Par Value       Capital   of Shares      Value      of Shares     Value
                                  ------------   ------------   ----------- ----------  -----------  -----------  ----------
                                                                    (Dollars in thousands)

Balance at December 31, 1993.....   41,774,083   $    208,870   $   470,149    590,000  $    59,000      243,861  $   24,386
   Redemption of preferred stock.           --             --          (501)        --           --      (64,111)     (6,411)
                                    ----------   ------------   -----------    -------  -----------     --------  ----------
Balance at December 31, 1994.....   41,774,083        208,870       469,648    590,000       59,000      179,750      17,975
   Redemption of preferred stock.           --             --           710   (462,000)     (46,200)    (179,750)    (17,975)
                                    ----------   ------------   -----------    -------  -----------     --------  ----------
Balance at December 31, 1995.....   41,774,083   $    208,870   $   470,358    128,000  $    12,800           --          --
                                    ==========   ============   ===========    =======  ===========     ========  ==========


Common Stock

       The number of authorized shares of common stock with par value of $5 per share is 80 million shares.

       The Company has not declared dividends on its common stock since January 1989 and anticipates announcing a dividend plan sometime before the end of the second quarter of 1996. The Company's board of directors reviews the Company's dividend policy on a continuing basis. The resumption of common dividends is dependent upon a number of factors including earnings and financial condition of the Company and market conditions. The deficit in retained earnings was eliminated during 1995.

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

Long-Term Debt

       Substantially all utility plant is pledged to secure the Company's first mortgage bonds. A portion of certain series of long-term debt will be redeemed serially prior to their due dates. The issuance of first mortgage bonds by the Company is subject to earnings coverage and bondable property provisions of the Company's first mortgage indenture. The Company also has the capability under the mortgage indenture to issue first mortgage bonds on the basis of certain previously retired bonds and earnings.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1995, 1994 and 1993

(4)    Capitalization (Continued)

       On March 8, 1995, $121 million of PVNGS Lease Obligation Bonds ("LOBs") were retired. The retired LOBs consisted of $58 million of 10.30% LOBs due 2014 retired at a price of 100% of par and $63 million of 10.15% LOBs due 2016 retired at a price of 97.8% of par. Additionally, $4.4 million and $4.8 million of LOBs due 1996 and 1997 at interest rates of 9.125% and 8.95%, respectively, were retired at par on March 22, 1995. In conjunction with these retirements, the Company wrote off $1.5 million of net costs related to these transactions. The retirement of the LOBs, which were the Company's highest cost debt, will save the Company approximately $11 million annually in interest expense over a five year period.

       The aggregate amounts (in thousands) of maturities for 1996 through 2000 on long-term debt outstanding at December 31, 1995 are as follows:


1996.......................................................... $       146
1997.......................................................... $    16,470
1998.......................................................... $     4,275
1999.......................................................... $    16,185
2000.......................................................... $     5,460


Fair Value of Financial Instruments

       The  estimated  fair  value  of  the  Company's   financial   instruments
(including current maturities) at December 31, is as follows:

                                      1995                  1994
                               -----------------     -------------------
                               Carrying     Fair     Carrying     Fair
                                Amount     Value      Amount      Value
                                ------     -----      ------      -----
                                             (In thousands)

Long-Term Debt.................$728,989   $730,337   $900,595   $805,000
Redeemable Preferred Stock.....      --         --   $ 17,975   $ 15,638

       Estimates are based on market quotes provided by the Company's investment bankers.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1995, 1994 and 1993

(5)    Revolving Credit Facility and Other Credit Facilities

       The carrying amounts reflected on the consolidated balance sheets approximate fair value for cash, temporary investments, and receivables and payables due to the short period of maturity.

       At December 31, 1995, the Company had a $100 million secured revolving credit facility (the "Facility") with an expiration date of June 30, 1998. The Company must pay commitment fees of 3/8% per year on the total amount of the Facility. The Company also has a $40 million credit facility, collateralized by the Company's electric customer accounts receivable (the "Accounts Receivable Facility") with an expiration date of December 20, 1998. On January 30, 1996, the Company requested NMPUC approval to increase the capacity of the Accounts Receivable Facility up to $100 million by including in the collateral pool the Company's gas accounts receivable and certain amounts being recovered from gas customers relating to certain gas contract settlements. This would increase the Company's liquidity arrangements up to $211 million from $151 million, including local lines of credit of $11 million. As of December 31, 1995, there were no borrowings outstanding under the Facility, the Accounts Receivable Facility or any of the local lines of credit.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1995, 1994 and 1993

(6)    Income Taxes

       Income taxes consist of the following components:

                                                      1995      1994     1993
                                                      ----      ----     ----
                                                            (In thousands)

Current Federal income tax...........................$45,940  $24,243  $ 12,502
Current State income tax.............................  5,864       --        --
Deferred Federal income tax.......................... (3,212)  15,449   (52,827)
Deferred State income tax............................  7,031    8,077    (8,433)
Amortization of accumulated investment tax credits... (4,442) (4,701) (5,036) Recognition of accumulated deferred investment tax
   credits relating to sales of utility property ....   (388)  (2,197)   (3,284)
                                                      ------   ------   -------
   Total income taxes................................$50,793  $40,871  $(57,078)
                                                     =======  =======  ========

Charged to operating expenses........................$30,194  $44,210  $ 25,721
Charged (credited) to other income and deductions.... 20,599   (3,339)  (82,799)
                                                      ------   ------   -------

   Total income taxes ...............................$50,793  $40,871  $(57,078)
                                                     =======  =======  ========


       The Company's provision for income taxes differed from the Federal income tax computed at the statutory rate for each of the years shown. The differences are attributable to the following factors:

                                                       1995     1994      1993
                                                       ----     ----      ----

                                                            (In thousands)

Federal income tax at statutory rates................$44,224  $42,417  $(41,497)
Investment tax credits............................... (4,442)  (4,701)   (5,036)
Depreciation of flow-through items...................    723    1,112     1,719
Gains on the sale and leaseback of PVNGS
   Units 1 and 2.....................................   (527)    (527)     (514)
State income tax.....................................  7,146    5,222    (5,585)
Gains on sale of utility property....................  3,090   (2,139)   (3,169)
Federal income tax rate change to 35%................     --       --    (2,527)
Other................................................    579     (513)     (469)
                                                     -------  -------  ---------
   Total income taxes ...............................$50,793  $40,871  $(57,078)
                                                     =======  =======  ========

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1995, 1994 and 1993

(6)    Income Taxes (Continued)

       Deferred income taxes result from certain differences between the recognition of income and expense for tax and financial reporting purposes, as described in note 1. The major sources of these differences for which deferred taxes have been provided and the tax effects of each are as follows:


                                                                     1995           1994           1993
                                                                 -------------  ------------  --------------
                                                                               (In thousands)

Deferred fuel costs.............................................    $   (3,990)    $  (1,945)      $   4,549
Depreciation and cost recovery..................................        12,730        22,118          17,668
Loss provision for the M-S-R power purchase contract............         3,497         5,632           6,335
Contributions in aid of construction............................        (4,308)       (5,055)         (4,491)
Alternative minimum tax in excess of regular tax................       (26,002)      (24,100)        (13,808)
Net operating losses utilized ..................................        55,217        35,077          15,067
PVNGS decommissioning...........................................        (2,321)       (2,445)         (3,962)
Write-down of interests in PVNGS Units 1 and 2..................            --            --         (51,585)
Hedge loss write-off............................................            --            --          (3,908)
Loss on reacquired debt write-off...............................            --            --          (5,561)
Gains on sale of utility property...............................       (29,868)       (8,421)        (11,321)
Contribution to 401(h) plan.....................................          (885)        1,204          (3,226)
Reserve for litigation..........................................            --            --          (1,979)
OLE Transmission Project........................................        (3,177)         (792)           (929)
Other...........................................................         2,926         2,253          (4,109)
                                                                 -------------   -----------      ----------

   Net deferred taxes provided.................................. $       3,819   $    23,526      $  (61,260)
                                                                 =============   ===========      ==========



         The components of the net accumulated deferred income tax liability were:

                                                         1995           1994
                                                     ------------   ------------
                                                           (In thousands)
Deferred Tax Assets:
   Net operating losses.............................. $        --   $     51,199
   Alternative minimum tax credit carryforward.......      66,628         40,626
   Nuclear decommissioning...........................      14,023         11,703
   Regulatory liabilities............................      60,070         64,877
   Other.............................................      45,403         41,446
                                                     ------------   ------------
      Total deferred tax assets......................$    186,124   $    209,851
                                                     ------------   ------------

Deferred Tax Liabilities:
   Depreciation......................................$    168,562   $    175,068
   Investment tax credit.............................      66,734         71,564
   Fuel costs........................................      24,804         28,794
   Regulatory assets.................................      70,348         77,020
   Other.............................................       1,239          6,176
                                                     ------------   ------------
      Total deferred tax liabilities.................     331,687        358,622
                                                     ------------   ------------
Accumulated deferred income taxes, net...............$    145,563   $    148,771
                                                     ============   ============

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1995, 1994 and 1993

(6)    Income Taxes (Continued)

       The Company has no net operating loss carryforwards as of December 31, 1995.

       The Company defers investment tax credits related to utility assets and amortizes them over the estimated useful lives of those assets. Investment tax credits related to non-utility assets have been flowed through in earlier years.

(7)    Employee and Post-Employment Benefits

Pension Plan

       The Company and its subsidiaries have a pension plan covering substantially all of their employees, including officers. The plan is non-contributory and provides for benefits to be paid to eligible employees at retirement based primarily upon years of service with the Company and the average of their highest annual base salary for three consecutive years. The Company's policy is to fund actuarially-determined contributions. Contributions to the plan reflect benefits attributed to employees' years of service to date and also for services expected to be provided in the future. Plan assets primarily consist of common stock, fixed income securities, cash equivalents and real estate. The components of pension cost (in thousands) are as follows:


                                          1995         1994          1993
                                       -----------  -----------   -----------

Service cost...........................$     6,770  $     8,121   $     7,263
Interest cost..........................     18,332       17,589        16,849
Actual loss (return) on plan assets....    (42,148)       1,079       (18,148)
Net amortization and deferral..........     23,295      (18,731)         (878)
                                       -----------  -----------   -----------
Net periodic pension cost..............      6,249        8,058         5,086
Curtailment loss.......................         --           --         1,657
                                       -----------  -----------   -----------
Total pension expense..................$     6,249  $     8,058   $     6,743
                                       ===========  ===========   ===========

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1995, 1994 and 1993

(7)      Employee and Post-Employment Benefits (Continued)

         The following sets forth the plan's funded status and amounts (in thousands) at December 31:


                                                        1995          1994
                                                    ------------  ------------

Vested benefits.................................... $    222,501  $    183,364
Non-vested benefits................................       10,556         8,071
                                                    ------------  ------------
Accumulated benefit obligation.....................      233,057       191,435
Effect of future compensation levels...............       46,889        36,581
                                                    ------------  ------------
Projected benefit obligation.......................      279,946       228,016
Fair value of plan assets..........................      246,670       208,751
                                                    ------------  ------------
Projected benefit obligation in excess of assets...       33,276        19,265
Unrecognized prior service cost....................         (214)         (248)
Net unrecognized loss from past experience
   different from assumed and the effects of
   changes in assumptions..........................      (41,185)      (27,183)
Unamortized asset at transition, being amortized
   through the year 2002...........................        6,978         8,142
                                                    ------------  ------------
Accrued pension asset.............................. $     (1,145)  $       (24)
                                                    ============   ===========

       The weighted average discount rate used to measure the projected benefit obligation was 7.50% and 8.25% for 1995 and 1994, respectively, and the expected long-term rate of return on plan assets was 8.75% for 1995 and 1994. The rate of increase in future compensation levels based on age-related scales was 4.1% for 1995 and 1994.

Other Postretirement Benefits

       The Company provides medical and dental benefits to eligible retirees. Currently, retirees are offered the same benefits as active employees after reflecting Medicare coordination. The components of postretirement benefit cost (in thousands) are as follows:


                                               1995         1994        1993
                                            ----------    --------   ----------


Service cost................................$    1,869    $  1,389   $    1,175
Interest cost...............................     4,962       3,250        2,974
Actual loss (return) on plan assets.........    (2,726)        100          (56)
Transition obligation amortization..........     1,817       1,817        1,857
Net amortization and deferral...............     2,498        (295)          --
                                            ----------    --------   ----------
Net periodic postretirement benefit cost....     8,420       6,261        5,950
Curtailment loss............................        --          --        4,295
                                            ----------    --------   ----------
Total postretirement benefit expense........$    8,420    $  6,261   $   10,245
                                            ==========    ========   ==========

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1995, 1994 and 1993

(7)      Employee and Post-Employment Benefits (Continued)

         The following sets forth the plan's funded status and amounts (in thousands) at December 31:


                                                        1995           1994
                                                   ------------  -------------
Accumulated benefit obligations for:
   Retirees....................................... $     29,088  $      32,085
   Fully eligible employees.......................        7,144          1,848
   Active employees...............................       39,854         27,387
                                                    -----------   ------------
Accumulated benefit obligation....................       76,086         61,320
Fair value of plan assets.........................       15,600          8,559
                                                    -----------   ------------
Funded status.....................................      (60,486)       (52,761)
Net unrecognized loss.............................       22,196         15,310
Unrecognized transition obligation (being
   amortized through the year 2012)...............       30,891         32,708
                                                    -----------   ------------
Accrued postretirement liability..................  $    (7,399)  $     (4,743)
                                                    ===========   ============


       Plan assets consist primarily of domestic common stock, fixed income securities and cash equivalents.

       The weighted average discount rate used to measure the projected benefit obligation was 7.5% and 8.25% for 1995 and 1994, respectively, and the expected long-term rate of return on plan assets was 8.75% for 1995 and 1994. The health care cost trend rate was 8.0%, 7.5% and 6.0% for 1995, 1994 and 1993, respectively. The effect of a 1% increase in the health care trend rate assumption would increase the accumulated postretirement benefit obligation as of December 31, 1995 by approximately $11.8 million and the aggregate service and interest cost components of net periodic postretirement benefit cost for 1995 by approximately $1.2 million. The health care cost trend rate was expected to decrease to 6.0% by 2010 and to remain at that level thereafter.

       The Company received NMPUC approval in 1994 for the recovery of the full accrual amount of Electric Business Unit's retirees' health care costs expense. The Company currently defers the benefit costs in excess of the pay-as-you-go basis for PNMGS ($4.4 million deferred as of December 31, 1995) and has addressed the recovery of this amount as well as the full accrual amount of retirees' health care costs related to PNMGS in its general rate case which was filed in August 1995.

Performance Stock Plan

       In 1993, the Company adopted a nonqualified stock option plan covering a group of management employees. Options are granted at the fair market value of the shares on the date of grant. Options granted through December 31, 1995, vest on June 30, 1996, and have a purchase term of up to 10 years.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1995, 1994 and 1993

(7)    Employee and Post-Employment Benefits (Continued)

       The Performance Stock Plan activity for 1993, 1994 and 1995 is summarized as follows:

                                         Shares                Range of
                                         Subject           Exercise Prices
                                        to Option             Per Share
                                      -------------     ----------------------
Balance at December 31, 1993.......        370,000             $13.75
     Options Granted...............        817,135        $11.50 - $13.00
     Options Cancelled.............             --

Balance at December 31, 1994.......      1,173,542        $11.50 - $13.75
     Options Granted...............        507,238            $17.625
     Options Cancelled.............             --

Balance at December 31, 1995.......      1,664,500        $11.50 - $17.625

     Options may be exercised following vesting as described in the plan. The aggregate maximum number of options granted under the current plan during its five-year time frame is two million shares, subject to certain adjustments. As proposed under an amended plan, all subsequent awards granted after December 31, 1995, shall vest three years from the grant date of the award and the maximum number of options would be increased to five million shares through December 31, 2000. This amended plan is subject to shareholder approval at the next annual meeting in April 1996.

Executive Retirement Program

     The Company has an executive retirement program for a group of management employees. The program was intended to attract, motivate and retain key management employees. The Company's projected benefit obligation for this program, as of December 31, 1995, was $18.5 million, of which the accumulated and vested benefit obligation was $17.6 million. As of December 31, 1995, the Company has recognized an additional liability of $1.6 million for the amount of unfunded accumulated benefits in excess of accrued pension costs. The net periodic pension cost for 1995, 1994 and 1993 was $2.0 million, $2.2 million and $2.1 million, respectively. In 1989, the Company established an irrevocable grantor trust in connection with the executive retirement program. Under the terms of the trust, the Company may, but is not obligated to, provide funds to the trust, which was established with an independent trustee, to aid it in meeting its obligations under such program. Funds in the amount of approximately $10.5 million (fair market value of $13.0 million) are presently in trust. No additional funds have been provided to the trust since 1989.

(8)    Construction Program and Jointly-Owned Plants

     It is estimated that the Company's construction expenditures for 1996 will be approximately $123 million, including expenditures on jointly-owned projects. The Company's proportionate share of expenses for the jointly-owned plants is included in operating expenses in the consolidated statements of earnings.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1995, 1994 and 1993

(8)    Construction Program and Jointly-Owned Plants (Continued)

     At  December  31,  1995,  the  Company's   interests  and   investments  in
jointly-owned generating facilities are:


                                                                       Construction
                                         Plant in    Accumulated         Work in         Composite
Station (Fuel Type)                      Service     Depreciation        Progress        Interest
-------------------                      -------     ------------        --------        --------
                                                                (In thousands)

San Juan Generating Station (Coal).... $  729,516   $   308,656        $    5,653          46.3%
Palo Verde Nuclear Generating
   Station (Nuclear)*................. $  189,504   $    38,301        $   15,743          10.2%
Four Corners Power Plant Units 4
   and 5 (Coal)....................... $  115,729   $    42,179        $    4,316          13.0%

-----------

       * Includes the Company's interest in PVNGS Unit 3, the Company's interest in common facilities for all PVNGS units and the 22% beneficial interests in the PVNGS Units 1 and 2 leases.

San Juan Generating Station ("SJGS")

       The Company operates and jointly owns SJGS. At December 31, 1995, SJGS Units 1 and 2 are owned on a 50% shared basis with Tucson Electric Power Company, Unit 3 is owned 50% by the Company, 41.8% by Southern California Public Power Authority and 8.2% by Century Power Corporation ("Century"). Century sold its remaining 8.2% interest to Tri-State Generation and Transmission Association, Inc. Unit 4 is owned 38.457% by the Company, 8.475% by the City of Farmington, 28.8% by M-S-R Public Power Agency, a California public power agency ("M-S-R"), 7.2% by the County of Los Alamos, 10.04% by the City of Anaheim, California and 7.028% by Utah Associated Municipal Power Systems.

Palo Verde Nuclear Generating Station

       The Company has a 10.2% interest in PVNGS. Commercial operation commenced in 1986 for Unit 1 and Unit 2 and 1988 for Unit 3. In 1985 and 1986, the Company completed sale and leaseback transactions for its undivided interests in Units 1 and 2 and certain related common facilities.

       In 1992, the Company purchased approximately 22% of the beneficial interests in PVNGS Units 1 and 2 leases for approximately $17.5 million, recording $158.3 million as utility plant and $140.8 million as long-term debt. In 1993, such utility plant was written down to $46.7 million in conjunction with the electric retail rate reduction.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1995, 1994 and 1993

(8)    Construction Program and Jointly-Owned Plants (Continued)

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

       The PVNGS participants maintain "all-risk" (including nuclear hazards) insurance for nuclear property damage to, and decontamination of, property at PVNGS in the aggregate amount of approximately $2.75 billion as of January 1, 1996, a substantial portion of which must first be applied to stabilization and decontamination. The Company has also secured insurance against a portion of the increased cost of generation or purchased power resulting from certain accidental outages of any of the three PVNGS units if such outage exceeds 21 weeks.

       The Company has a program for funding its share of decommissioning costs for PVNGS. Under this program, the Company makes a series of annual deposits to an external trust over the estimated useful life of each unit with the trust funds being invested under a plan which allows the accumulation of funds largely on a tax-deferred basis through the use of life insurance policies on certain current and former employees. The results of the 1995 decommissioning study indicate that the Company's share of the PVNGS decommissioning costs will be approximately $145.6 million, a decrease from $157.8 million based on the previous 1992 study (both amounts are stated in 1995 dollars).

       The Company has determined that a supplemental investment program will be needed as a result of both cost increases identified in the 1992 study and the lower than anticipated performance of the existing program. On September 29, 1995, the Company filed a request for permission from the NMPUC to establish a qualified tax advantaged trust for PVNGS Units 1 and 2. Due to Internal Revenue Service ("IRS") regulations, PVNGS Unit 3 will remain in a non-qualified trust.

       The Company, on February 7, 1996, filed a motion for interim relief for establishment of a qualified trust pending final NMPUC action. The interim request was necessary in order to meet the March 15 deadline under IRS requirements for the qualified trust to be effective for the current year. On February 19, 1996, the NMPUC granted this request.

       The market value of the existing trust at the end of 1995 was approximately $12.4 million, which includes the cash surrender value of the current insurance policies.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1995, 1994 and 1993

(9)    Long-Term Power Contracts and Franchises

       The Company had two long-term contracts for the purchase of electric power. Under a contract with M-S-R, which expired in early 1995, the Company was obligated to pay certain minimum amounts and a variable component representing the expenses associated with the energy purchased and debt service costs associated with capital improvements. Total payments under this contract amounted to approximately $14 million for 1995 and $42 million in each year for 1994 and 1993.

       The Company has a long-term contract with Southwestern Public Service Company ("SPS") for up to 200 MW of interruptible power from May 1995 through May 2011. Total payments under this contract amounted to approximately $12.1 million in 1995. Minimum payments under the contract amount to approximately $14.0 million for 1996 and 1997. In addition, the Company will be required to pay for any energy purchased under the contract. The amount of minimum payments for future years will depend on whether the Company exercises its option to reduce its purchase obligations under the contract. The Company provided such notice in 1995 to reduce the purchase by 25 MW in 1999.

(10)   Lease Commitments

       The Company classifies its leases in accordance with generally accepted accounting principles. The Company leases Units 1 and 2 of PVNGS, transmission facilities, office buildings and other equipment under operating leases. The lease expense for PVNGS is $66.3 million per year over base lease terms expiring in 2015 and 2016. Prior to 1992, the aggregate lease expense for the PVNGS leases was $84.6 million per year over the base lease terms; however, this amount was reduced by the purchase of approximately 22% of the beneficial interests in the PVNGS Units 1 and 2 leases (see note 8). Each PVNGS lease contains renewal and fair market value purchase options at the end of the base lease term.

       Future minimum operating lease payments (in thousands) at December 31, 1995 are:


1996................................................  $      77,926
1997................................................         77,674
1998................................................         77,563
1999................................................         77,268
2000................................................         77,217
Later years.........................................      1,102,754
                                                      -------------
   Total minimum lease payments.....................  $   1,490,402
                                                      =============


       Operating lease expense, inclusive of PVNGS leases, was approximately $80 million in 1995, $79.1 million in 1994 and $80.6 million in 1993. Aggregate minimum payments to be received in future periods under noncancelable subleases are approximately $7.2 million.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1995, 1994 and 1993

(11)   Environmental Issues and Fossil-Fueled Plant Decommissioning Costs

       The Company is committed to complying with all applicable environmental regulations in a responsible manner. Environmental issues have presented and will continue to present a challenge to the Company. The Company has evaluated the potential impacts of the following environmental issues and believes, after consideration of established reserves, that the ultimate outcome of these environmental issues will not have a material adverse effect on the Company's financial condition or results of operations.

Electric Operations

Person Station

       The Company, in compliance with the New Mexico Environment Department ("NMED") Corrective Action Directive, determined that groundwater contamination exists in the deep and shallow water aquifers. The Company is required to delineate the extent of the contamination and remediate the contaminants in the groundwater. The extent of the contaminated plume in the deep water aquifer has been assessed and results have been reported to the NMED. The Company has also proposed revised remedial options to the NMED. The Company is awaiting a final response from the NMED. The Company's current estimate to decommission its retired fossil-fueled plants includes approximately $10.9 million to complete the groundwater remediation program at Person Station. As part of the financial assurance requirement of the Person Station Hazardous Waste Permit, the Company posted a $5.1 million performance bond with a trustee. The remediation program continues on schedule.

Santa Fe Station

       The NMED has been conducting an investigation of the groundwater contamination detected beneath the Santa Fe Station site to determine the source of the contamination. The Company has been and is continuing to cooperate with the NMED site investigation pursuant to a settlement agreement between the Company and the NMED. In May 1995, the Company received a letter from the NMED indicating that the NMED had made a determination that Santa Fe Station was the source of gasoline-contaminated groundwater at the site and vicinity. The Company contested the NMED's determination and believes insufficient data exists to definitely identify the sources of groundwater contamination. A minimum site assessment ("MSA") of the two former underground storage tank sites at the Santa Fe Station site was conducted by the Company under the settlement agreement. The MSA report indicated that the Santa Fe Station site does not appear to have been a source of gasoline contamination. The MSA report has been submitted to the NMED and is currently pending NMED review.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1995, 1994 and 1993

(11) Environmental Issues and Fossil-Fueled Plant Decommissioning Costs (Continued)

Albuquerque Electric Service Center

       Trenching work at the electric service center revealed oil contaminated soil in an area of the service center where used oil in drums were stored. The trenched area bisects a small portion of the storage area, indicating that potentially the entire area could be underlain with contaminated soil. The Company requested a laboratory analysis on the soil to determine the type of contamination. The Company may be required to assess soil and groundwater for contamination as well as remediate extensive volumes of soil in the area. The Company currently cannot predict the outcome of the analysis, to what extent the soil was contaminated or the costs of the remediation, if any.

       In addition, leaking fuel lines, which have been replaced, caused soil and groundwater contamination in the vicinity of the leak. The Company proposed a quarterly sampling plan to the NMED for the site. The NMED has expressed concerns regarding the placement of monitoring wells and the relatively high levels of residual contamination remaining in the soil at the site. Based on the recent analysis of the groundwater sampling, the contaminated soil does not appear to be a continual recharge source to the groundwater contamination. The NMED may require additional monitoring wells and soil remediation work at the site.

Gas Operations

Air Permits

       In 1994, following an environmental audit performed in conjunction with the Company's sale of certain gas assets, which audit brought to light certain discrepancies regarding required air permits associated with certain natural gas facilities, the Company met with the NMED to discuss the nature of the permit discrepancies and to propose methods and schedules to resolve the discrepancies.

       The Company submitted in 1994 its permit modification application for the Lybrook Gas Processing Plant ("Lybrook"). The Lybrook permit has now been issued to Williams Gas Processing-Blanco, Inc.("Williams"), the purchaser of the gas assets.

       The Company submitted an air permit modification application for the Kutz Canyon Gas Processing Plant ("Kutz") in the first quarter of 1995. In October 1995, the Company received a Notice of Violation ("NOV") from the NMED with specified corrective actions on the permit discrepancies in the Kutz air permit. In January 1996, the Company accepted a settlement offer for the NOV from the NMED in the amount of $15,000. The Company cannot predict when the final permit will be issued by the NMED or whether additional requirements will be imposed by the NMED as conditions for issuance of the permit.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1995, 1994 and 1993

(11) Environmental Issues and Fossil-Fueled Plant Decommissioning Costs (Continued)

Gas Wellhead Pit Remediation

       The New Mexico Oil Conservation Commission ("NMOCC") issued an order, effective on January 14, 1993, that affects the gas gathering facilities, which were sold to Williams, located in the San Juan Basin in northwestern New Mexico. The order prohibits the further discharge of fluids associated with the production of natural gas into unlined earthen pits in certain specified areas of the San Juan Basin. The order also required the submission of closure plans for the closure of pits in which production fluids were previously discharged. The Bureau of Land Management ("BLM") has issued a similar ruling. The Company has complied with such rulings and submitted and received approval of the pit closure plans from the New Mexico Oil Conservation Division ("OCD"), the Energy Minerals and Natural Resources Department, as well as the BLM.

       The Company has received letters and directives from the OCD directing the Company to determine if certain unlined discharge pits have contributed to the groundwater contamination plumes that were identified at those sites. The Company is currently assessing the sites in accordance with the OCD directive. The Company continues to assess unlined pits in accordance with the OCD directive and is addressing potential groundwater contamination issues as they arise during the assessment process.

       On March 3, 1995, the Jicarilla Apache Tribe ("Jicarilla") enacted an ordinance directing that unlined surface impoundments located within environmentally sensitive areas be remediated and closed by December 1996, and that all other unlined surface impoundments on Jicarilla's lands be remediated and closed by December 1998. The Company has received a claim for indemnification by Williams for the environmental work required to comply with the Jicarilla ordinance. The Company has submitted a closure/remediation plan to the Jicarilla, which has been approved, and the Company anticipates initiating the remediation process in the spring of 1996. The costs of remediation will be charged against the $10.6 million indemnification cap contained in the purchase and sale agreement between the Company and Williams (see note 12). The Company does not anticipate that the claim for indemnification will have any material impact on the Company's financial condition or results of operations.

Fossil-Fueled Plant Decommissioning Costs

       The Company's six owned or partially owned, in service and retired, fossil-fueled generating stations are expected to incur dismantling and reclamation costs as they are decommissioned. The Company's share of decommissioning costs for all of its fossil-fueled generating stations is projected to be approximately $141 million stated in 1995 dollars, including approximately $24.0 million (of which $12.1 million has already been expended) for Person, Prager and Santa Fe Stations which have been retired.

       The Company is currently recovering estimated decommissioning costs from NMPUC retail customers through its depreciation rates. Depreciation amounts for the retired generating units are not being recovered.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1995, 1994 and 1993

(12)   Asset Sales

Sale of Sangre de Cristo Water Company

       In February 1994, the Company and the City of Santa Fe (the "City") executed a purchase and sale agreement for the Company's water division, subject to NMPUC approval. On May 22, 1995, the NMPUC issued a final order approving the sale. On July 3, 1995, the closing of the sale was finalized. As a result, the Company received $51.2 million (exclusive of current assets netted against current liabilities) from the sale and recorded an after-tax gain of $6.4 million, or 15 cents per share. Pursuant to the purchase and sale agreement, the Company, through its Energy Services Unit, will continue to operate the water utility up to four years for a fee under a contract with the City.

Sale of Gas Gathering and Processing Assets

       As part of the Company's announced action plan in 1993 to focus on its core utility business, the Company, in 1994, entered into an agreement with Williams for the sale of substantially all of the assets of Gathering Company and Processing Company and for the sale of Northwest and Southeast gas gathering and processing facilities of the Company.

       The sales transaction provides for three 10-year contracts, each with an option to renew for an additional 5-year term, with Williams for competitively priced gathering and processing services. The purchase and sale agreement contains contractual requirements for the Company to address various environmental deficiencies identified as retained liabilities. It also contains environmental representations and warranties and indemnification provisions whereby the Company indemnifies Williams for a five-year period after closing for breaches of the environmental representations and warranties and against third party claims to a maximum of $10.6 million. After the $10.6 million cap has been reached, or after the expiration of the five-year post-closing indemnification period, whichever comes first, Williams indemnifies the Company against further environmental expenditures related to the properties sold. On June 30, 1995, following NMPUC approval, the Company and Williams closed the sale of the assets. As a result, the Company and its gas subsidiaries received $154 million from Williams and recognized an after-tax gain of $12.8 million, or 31 cents per share. Under the NMPUC approval, the Company recorded a liability of approximately $35 million, representing an estimate of a portion of the gain resulting from the sale, which will be credited to the Company's gas customers' bills over five years. After completion of the fifth year, the amount of the gain will be recalculated to reflect actual expenses associated with the transaction which were appropriately and legitimately incurred. Such amount should include amounts expended to indemnify Williams as described above. Any resulting differences will be refunded or billed to customers over a one year period.

       As a result of the gas assets sales, the operations of the Company's two wholly-owned gas subsidiaries, Gathering Company and Processing Company, have been substantially discontinued, effective June 30, 1995.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1995, 1994 and 1993

(13)   Segment Information

       The financial information pertaining to the Company's electric, gas and other operations for the years ended December 31, 1995, 1994 and 1993 are as follows:


                                                             Electric*          Gas           Other          Total
                                                          ---------------   ------------   -----------   --------------
                                                                                (In thousands)
1995:
   Operating revenues.....................................$       584,284   $    217,985   $     6,196   $      808,465
   Operating expenses excluding income taxes..............        470,824        190,128         3,931          664,883
                                                          ---------------   ------------   -----------   --------------
   Pre-tax operating income...............................        113,460         27,857         2,265          143,582
   Operating income tax...................................         24,884          4,313           997           30,194
                                                          ---------------   ------------   -----------   --------------
   Operating income.......................................$        88,576   $     23,544   $     1,268   $      113,388
                                                          ===============   ============   ===========   ==============

   Depreciation and amortization expense..................$        63,047   $     17,248   $       570   $       80,865
                                                          ===============   ============   ===========   ==============

   Construction expenditures..............................$        76,610   $     26,315   $     4,741   $      107,666
                                                          ===============   ============   ===========   ==============

   Identifiable assets:
      Net utility plant...................................$     1,298,103   $    276,218   $       113   $    1,574,434
      Other...............................................        327,547        125,387         8,301          461,235
                                                          ---------------   ------------   -----------   --------------
        Total assets......................................$     1,625,650   $    401,605   $     8,414   $    2,035,669
                                                          ===============   ============   ===========   ==============


1994:
   Operating revenues.....................................$       621,794   $    269,510   $    13,407   $      904,711
   Operating expenses excluding income taxes..............        468,519        233,743         7,161          709,423
                                                          ---------------   ------------   -----------   --------------
   Pre-tax operating income...............................        153,275         35,767         6,246          195,288
   Operating income tax...................................         32,998          9,158         2,054           44,210
                                                          ---------------   ------------   -----------   --------------
   Operating income.......................................$       120,277   $     26,609   $     4,192   $      151,078
                                                          ===============   ============   ===========   ==============

Depreciation and amortization expense.....................$        56,003   $     16,847   $     1,287   $       74,137
                                                          ===============   ============   ===========   ==============

   Construction expenditures..............................$        80,282   $     31,518   $     8,506   $      120,306
                                                          ===============   ============   ===========   ==============

   Identifiable assets:
      Net utility plant...................................$     1,302,467   $    341,232   $    52,988   $    1,696,687
      Other...............................................        307,010        187,748        11,820          506,578
                                                          ---------------   ------------   -----------   --------------

        Total assets......................................$     1,609,477   $    528,980   $    64,808   $    2,203,265
                                                          ===============   ============   ===========   ==============


              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1995, 1994 and 1993



(13)    Segment Information (Continued)

                                                              Electric*          Gas           Other          Total
                                                         ---------------   ------------   -----------   --------------
                                                                               (In thousands)
1993:
   Operating revenues.....................................$       589,728   $    271,087   $    13,063   $      873,878
   Operating expenses excluding income taxes..............        467,659        239,859         7,355          714,873
                                                          ---------------   ------------   -----------   --------------
   Pre-tax operating income...............................        122,069         31,228         5,708          159,005
   Operating income tax...................................         19,184          5,347         1,190           25,721
                                                          ---------------   ------------   -----------   --------------

   Operating income.......................................$       102,885   $     25,881   $     4,518   $      133,284
                                                          ===============   ============   ===========   ==============

   Depreciation and amortization expense..................$        59,298   $     16,859   $     1,169   $       77,326
                                                          ===============   ============   ===========   ==============

   Construction expenditures..............................$        67,886   $     26,593   $     2,847   $       97,326
                                                          ===============   ============   ===========   ==============
   Identifiable assets:
      Net utility plant...................................$     1,324,110   $    333,862   $    45,960   $    1,703,932
      Other...............................................        257,153        240,908        10,196          508,257
                                                          ---------------   ------------   -----------   --------------
        Total assets......................................$     1,581,263   $    574,770   $    56,156   $    2,212,189
                                                          ===============   ============   ===========   ==============



-----------

* Includes the resources excluded from NMPUC regulation.

       On June 30, 1995, the Company sold substantially all of the gas gathering and processing assets of the Company and its gas subsidiaries and on July 3, 1995, the Company sold its water division (see note 12).

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                           QUARTERLY OPERATING RESULTS



   The unaudited operating results by quarters for 1995 and 1994 are as follows:

                                                                              Quarter Ended
                                                     ------------------------------------------------------------------
                                                       March 31         June 30        September 30       December 31
                                                     -------------   -------------   ----------------   ---------------
                                                                  (In thousands except per share amounts)
                                                                     -------------   ----------------   ---------------
1995:
   Operating Revenues............................... $     230,235   $     191,532   $        195,586   $       191,112
   Operating Income................................. $      33,731   $      25,024   $         34,734   $        19,899
   Net Earnings (1)................................. $      18,184   $      23,419   $         28,969   $         4,990
   Net Earnings per Share (1)....................... $        0.40   $        0.52   $           0.68   $          0.12

1994:
   Operating Revenues............................... $     260,807   $     204,260   $        218,717   $       220,927
   Operating Income................................. $      42,671   $      32,150   $         43,606   $        32,651
   Net Earnings .................................... $      24,103   $      19,248   $         21,789   $        15,178
   Net Earnings per Share .......................... $        0.54   $        0.42   $           0.48   $          0.33



        In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results of operations for such periods have been included.
-------------------

(1) On June 30, 1995, the Company consummated the sale of substantially all of the gas gathering and processing assets of the Company and its gas subsidiaries to Williams. The Company recorded an after-tax gain of $12.8 million, or 31 cents per share. On July 3, 1995, the Company consummated the sale of the Company's water division to the City of Santa Fe. The Company recorded an after-tax gain of $6.4 million, or 15 cents per share.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        COMPARATIVE OPERATING STATISTICS

                                                     1995           1994           1993             1992             1991
                                                 -------------  -------------  -------------   --------------   --------------
Electric Service Energy Sales -- KWh (in thousands):
   Residential..................................     1,795,371      1,786,292      1,683,213        1,650,491        1,606,993
   Commercial...................................     2,578,243      2,534,507      2,398,725        2,353,152        2,299,213
   Industrial...................................     1,434,974      1,268,208      1,145,369        1,087,357        1,025,420
   Other ultimate customers.....................       220,777        364,144        219,481          267,246          208,328
                                                     ---------      ---------      ---------        ---------        ---------

      Total sales to ultimate customers.........     6,029,365      5,953,151      5,446,788        5,358,246        5,139,954
   Sales for resale.............................     2,590,513      3,361,933      3,375,216        3,685,418        3,091,541
                                                     ---------      ---------      ---------        ---------        ---------

      Total KWh sales...........................     8,619,878      9,315,084      8,822,004        9,043,664        8,231,495
                                                     =========      =========      =========        =========        =========

Electric Revenues (in thousands):
   Residential.................................. $     168,633  $     172,559  $     163,131   $      158,190   $      155,162
   Commercial...................................       218,222        229,851        218,263          211,086          207,929
   Industrial...................................        79,964         79,729         74,157           69,590           67,031
   Other ultimate customers.....................        18,749         24,147         15,548           16,521           14,472
                                                     ---------      ---------      ---------        ---------        ---------
      Total revenues to ultimate
        customers...............................       485,568        506,286        471,099          455,387          444,594
   Sales for resale.............................        80,949*        96,821*        99,895*         123,291          107,636
                                                     ---------      ---------      ---------        ---------        ---------
      Total revenues from energy sales..........       566,517        603,107        570,994          578,678          552,230
   Miscellaneous electric revenues..............        17,767         18,687         18,734           17,645           16,256
                                                     ---------      ---------      ---------        ---------        ---------
      Total electric revenues................... $     584,284  $     621,794  $     589,728   $      596,323   $      568,486
                                                 =============  =============  =============   ==============   ==============

Customers at Year End:
   Residential..................................       296,821        287,369        278,357          271,155          264,425
   Commercial...................................        35,390         34,336         33,568           32,504           31,666
   Industrial...................................           374            384            381              386              385
   Other ultimate customers.....................           598            599            576              537              499
                                                     ---------      ---------      ---------        ---------        ---------
      Total ultimate customers..................       333,183        322,688        312,882          304,582          296,975
   Sales for Resale.............................            37             42             37               47               33
                                                     ---------      ---------      ---------        ---------        ---------
      Total customers...........................       333,220        322,730        312,919          304,629          297,008
                                                       =======        =======        =======          =======          =======

Reliable Net Capability-- KW....................     1,506,000      1,506,000      1,541,000        1,591,000        1,591,000
Coincidental Peak Demand-- KW...................     1,247,000      1,189,000      1,104,000        1,053,000        1,018,000
Average Fuel Cost per Million BTU............... $      1.3177  $      1.3488  $      1.3844   $       1.3263   $       1.3696
BTU per KWh of Net Generation...................        10,811         10,817         11,036           11,039           11,086

Water Service**
   Water Sales-- Gallons (in thousands               1,616,544      3,366,388      3,414,950        3,224,271        2,996,587
   Revenues (in thousands)...................... $       6,196  $      13,407  $      13,063   $       12,471   $       11,613
   Customers at Year End........................        23,752         23,452         22,743           22,098           21,522
---------

        * Due to the provision for the loss associated with the M-S-R contingent power purchase contract recognized in 1992, operating revenues were reduced by $7.3 million, $25.0 and $20.5 million for 1995, 1994 and 1993, respectively.

      ** On July 3, 1995, the Company sold its water utility division (see note 12 of the notes to consolidated financial statements). Water Service's comparative operating statistics for 1995 are through this date.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        COMPARATIVE OPERATING STATISTICS



                                                         1995          1994         1993          1992           1991
                                                      -----------  ------------  -----------  ------------   ------------
PNMGS*
Gas Throughput--Decatherms (in thousands) GCNM:
   Residential.......................................      25,865        27,139       28,031        27,063         26,237
   Commercial........................................       8,864         9,767       10,428        10,590         11,375
   Industrial........................................         661           831          923           707            766
   Public authorities................................       2,411         2,465        2,473         4,199          4,951
   Irrigation........................................       1,245         1,272        1,259         1,134          1,374
   Sales for resale..................................       2,442           680        1,041         2,035          1,357
   Unbilled..........................................      (1,764)         (309)        (636)          649             --
                                                          -------       -------      -------       -------        -------
   GCNM sales........................................      39,724        41,845       43,519        46,377         46,060
   Transportation throughput.........................      49,136        43,135       46,059        48,674         38,976
                                                          -------       -------      -------       -------        -------
   GCNM throughput...................................      88,860        84,980       89,578        95,051         85,036
Gathering Company:
   Spot market sales.................................          39            --           --           858          1,624
   Transportation throughput.........................      20,695        47,091       45,754        24,889         23,631
                                                          -------       -------      -------       -------        -------
      Total PNMGS throughput.........................     109,594       132,071      135,332       120,798        110,291
                                                          =======       =======      =======       =======        =======

Gas Revenues (in thousands) GCNM:
   Residential....................................... $   125,290  $    149,439  $   149,796  $    125,313   $    137,436
   Commercial........................................      32,328        42,725       44,575        37,222         46,676
   Industrial........................................       1,873         2,905        3,369         2,063          2,754
                                                          -------       -------      -------       -------        -------
   Public authorities................................       7,939         9,969        9,694        12,313         17,711
   Irrigation........................................       3,077         4,061        4,418         2,713          4,495
   Sales for resale..................................       4,999         2,462        3,137         4,460          3,848
   Imbalance penalties...............................       1,786           944           --            --             --
   Unbilled..........................................      (2,430)          267       (1,573)          716             --
                                                          -------       -------      -------       -------        -------
   Revenues from gas sales...........................     174,862       212,772      213,416       184,800        212,920
   Transportation....................................      18,532        19,742       19,376        14,861         13,386
   Other.............................................       1,897         2,392        2,453         4,974          9,062
                                                          -------       -------      -------       -------        -------
   GCNM gas revenues.................................     195,291       234,906      235,245       204,635        235,368
Gathering Company:
   Spot market sales.................................          42            --            4         1,410          1,771
   Transportation....................................       3,640         7,850        7,353         3,892          3,611
   Imbalance penalties...............................         418            26           --            --             --
Processing Company:
   Sales of liquids..................................      13,414        16,090       18,724        26,427         30,500
   Processing fees...................................       5,180        10,638        9,761         6,795          5,819
                                                          -------       -------      -------       -------        -------
      Total PNMGS revenues........................... $   217,985  $    269,510  $   271,087  $    243,159   $    277,069
                                                      ===========  ============  ===========  ============   ============
Customers at Year End
GCNM:
   Residential.......................................     358,822       348,715      337,768       329,385        320,546
   Commercial........................................      30,493        30,139       30,151        29,765         29,608
   Industrial........................................          59            57           72            61             72
   Public authorities................................       2,444         2,463        1,958         2,004          2,153
   Irrigation........................................         886           899          951         1,012          1,043
   Sales for resale..................................           2             3            3             4              7
   Transportation....................................          38            43           37            43             41
                                                          -------       -------      -------       -------        -------
   GCNM customers....................................     392,744       382,319      370,940       362,274        353,470

Gathering Company:
   Off-system sales..................................          --            --            1             2             13
   Transportation....................................          --            21           21            16              8
Processing Company...................................          --            32           25            22             21

      Total customers................................     392,744       382,372      370,987       362,314        353,512
                                                          =======       =======      =======       =======        =======


* On June 30, 1995, the Company sold substantially all of the gas gathering and processing assets of the Company and its gas subsidiaries (see note 12 of the notes to consolidated financial statements). PNMGS' comparative operating statistics for Gathering Company and Processing Company are through this date.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                   AND FINANCIAL DISCLOSURE

       None.
                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

       Reference is hereby made to "Election of Directors" in the Company's Proxy Statement relating to the annual meeting of stockholders to be held on April 30, 1996 (the "1996 Proxy Statement") and to PART I, SUPPLEMENTAL ITEM -- "EXECUTIVE OFFICERS OF THE COMPANY".

ITEM 11.       EXECUTIVE COMPENSATION

       Reference is hereby made to "Executive Compensation" in the 1996 Proxy Statement.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

       Reference is hereby made to "Voting Information", "Election of Directors" and "Stock Ownership of Certain Executive Officers" in the 1996 Proxy Statement.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Reference is hereby made to the 1996 Proxy Statement for such disclosure, if any, as may be required by this item.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                   AND REPORTS ON FORM 8-K

       (a) -- 1.    See Index to Financial Statements under Item 8.

       (a) -- 2.    Financial Statement Schedules for the years 1995, 1994,
                    and 1993 are omitted for the reason that they are not required or the information is otherwise supplied.

       (a) -- 3-A. Exhibits Filed:


    Exhibit
      No.                              Description
      ---                              -----------

10.1.1 Amendment and Supplement No. 1 to Supplemental and Additional Indenture of Lease dated April 25, 1985 between the Navajo Tribe of Indians and Arizona Public Service Company, El Paso Electric Company, Public Service Company of New Mexico, Salt River Project Agricultural Improvement and Power District, Southern California Edison Company, and Tucson Electric Power Company (refiled).

10.5.3 Modification No. 4 dated October 25, 1984 and Modification No. 5 dated July 1, 1985 to Co-Tenancy Agreement between the Company and Tucson Electric Power Company (refiled).

10.5.7 Modification No. 10 to San Juan Project Co-Tenancy Agreement between Public Service Company of New Mexico and Tucson Electric Power Company dated November 30, 1995.

    Exhibit
      No.                                                   Description
      ---                                                   -----------

10.7.1 Modification No. 4 dated October 25, 1984 and Modification No. 5 dated July 1, 1985 to San Juan Project Operating Agreement between the Company and Tucson Electric Power Company (refiled).

10.7.5 Modification No. 10 dated November 30, 1995 to San Juan Project Operating Agreement between Public Service Company of New Mexico and Tucson Electric Power Company.

10.8.5          Amendment No. 10 dated as of November 21, 1985 and Amendment No.
                11 dated as of June 13, 1986 and effective January 10, 1987 to Arizona Nuclear Power Project Participation Agreement (refiled).

10.9.5 Amendment No. Eight to Coal Sales Agreement, dated as of September 1, 1995, among San Juan Coal Company, the Company and Tucson Electric Power Company .

10.18* Facility Lease dated as of December 16, 1985 between The First National Bank of Boston, as Owner Trustee, and Public Service Company of New Mexico together with Amendments No. 1, 2 and 3 thereto. (refiled).

10.24**         Management  Life  Insurance  Plan  (July  1985)  of the  Company
                (refiled).

10.67**         Deferred Compensation Agreement for Jeffry E. Sterba

23.1            Consent of Arthur Andersen LLP.

27              Financial Data Schedule.

99.1 Collateral Trust Indenture dated as of December 16, 1985 among First PV Funding Corporation, Public Service Company of New Mexico and Chemical Bank, as Trustee together with Series 1986A Bond Supplemental, Series 1986B Bond Supplemental, Unit 1 Supplemental and Unit 2 Supplemental thereto (refiled).

99.2* Participation Agreement dated as of December 16, 1985, among the Owner Participant named therein, First PV Funding Corporation. The First National Bank of Boston, in its individual capacity and as Owner Trustee (under a Trust Agreement dated as of December 16, 1985 with the Owner Participant), Chemical Bank, in its individual capacity and as Indenture Trustee (under a Trust Indenture, Mortgage, Security Agreement and Assignment of Rents dated as of December 16, 1985 with the Owner Trustee), and Public Service Company of New Mexico, including Appendix A definitions (refiled).

99.4* Assignment, Assumption and Further Agreement dated as of December 16, 1985, between Public Service Company of New Mexico and The First National Bank of Boston, as Owner Trustee (refiled).

         (a) -- 3-B.  Exhibits Incorporated By Reference:
-----------

          * One or more additional documents, substantially identical in all material respects to this exhibit, have been entered into, relating to one or more additional sale and leaseback transactions. Although such additional documents may differ in other respects (such as dollar amounts and percentages), there are no material details in which such additional documents differ from this exhibit.
         ** Designates each management contract or compensatory plan or arrangement required to be identified pursuant to paragraph 3 of Item 14(a) of Form 10-K.

         In addition to those Exhibits shown above, the Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation S-K section 10, paragraph (d) by reference to the filings set forth below:

Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

   Exhibit
     No.                       Description                         Filed As Exhibit:                    File No:

 2.1            Purchase and Sale Agreement By and                4-(b) to Registration                  2-99990
                Among Public Service Company of New               Statement No. 2-99990 of
                Mexico, Sunterra Gas Gathering                    the Company.
                Company, Sunterra Gas Processing
                (Sellers) and Williams Gas Processing-
                Blanco, Inc. (Buyer).

2.1.1           First Amendment to Purchase and Sale              2.1.1 to Annual Report of               1-6986
                Agreement By and Among Public Service             the Registrant on Form 10-K
                Company of New Mexico, Sunterra Gas               for fiscal year ended
                Gathering Company, Sunterra Gas                   December 31, 1994.
                Processing Company (Sellers) and
                Williams Gas Processing-Blanco, Inc.
                (Buyer)

2.1.2           Second Amendment to Purchase and Sale             2.1.2 to Annual Report of               1-6986
                Agreement By and Among Public Service             the Registrant on Form 10-K
                Company of New Mexico, Sunterra Gas               for fiscal year ended
                Gathering Company, Sunterra Gas                   December 31, 1994.
                Processing Company (Sellers) and
                Williams Gas Processing-Blanco, Inc.
                (Buyer)

2.2

2.2.1           First Amendment to Agreement to                   2.2.1 to Annual Report of               1-6986
                Purchase and Sell Between the City of             the Registrant on Form 10-K
                Santa Fe, New Mexico and Public Service           for fiscal year ended
                Company of New Mexico.                            December 31, 1994.

2.2.2           Second Amendment to Agreement to                  2.2.2 to Annual Report of               1-6986
                Purchase and Sell Between the City of             the Registrant on Form 10-K
                Santa Fe, New Mexico and Public Service           for fiscal year ended
                Company of New Mexico.                            December 31, 1994.

2.2.3           Third Amendment to Agreement to                   2.2.3 to Annual Report of               1-6986
                Purchase and Sell Between the City of             the Registrant on Form 10-K
                Santa Fe, New Mexico and Public Service           for fiscal year ended
                Company of New Mexico.                            December 31, 1994.

2.2.4           Fourth Amendment to Agreement to                  2.2.4 to Annual Report of               1-6986
                Purchase and Sell Between the City of             the Registrant on Form 10-K
                Santa Fe, New Mexico and Public Service           for fiscal year ended
                Company of New Mexico.                            December 31, 1994.


   Exhibit
     No.                       Description                         Filed As Exhibit:                    File No:



2.2.5           Fifth Amendment to Agreement to                   2.2.5 to Annual Report of               1-6986
                Purchase and Sell Between the City of             the Registrant on Form 10-K
                Santa Fe, New Mexico and Public Service           for fiscal year ended
                Company of New Mexico.                            December 31, 1994.

2.2.6           Sixth Amendment to Agreement to                   2.2.6 to Annual Report of               1-6986
                Purchase and Sell Between the City of             the Registrant on Form 10-K
                Santa Fe, New Mexico and Public Service           for fiscal year ended
                Company of New Mexico.                            December 31, 1994.

2.2.7           Seventh Amendment to Agreement to                 2.2.7 to the Company's                  1-6986
                Purchase and Sell Between the City of             Quarterly  Report on  Form
                Santa Fe, New Mexico and Public Service           10-Q for the quarter ended
                Company of New Mexico.                            June 30, 1995.


Articles of Incorporation and By-laws

 3.1            Restated Articles of Incorporation of the         4-(b) to Registration                  2-99990
                Company, as amended through May 10,               Statement No. 2-99990 of
                1985.                                             the Company.

Instruments Defining the Rights of Security Holders, Including Indentures

 4.1            Indenture of Mortgage and Deed of Trust           4-(d) to Registration                  2-99990
                dated as of June 1, 1947, between the             Statement No. 2-99990 of
                Company and The Bank of New York                  the Company.
                (formerly Irving Trust Company), as
                Trustee, together with the Ninth
                Supplemental Indenture dated as of
                January 1, 1967, the Twelfth
                Supplemental Indenture dated as of
                September 15, 1971, the Fourteenth
                Supplemental Indenture dated as of
                December 1, 1974 and the Twenty-second
                Supplemental Indenture dated as of
                October 1, 1979 thereto relating to First
                Mortgage Bonds of the Company.

4.2             Portions of sixteen supplemental                  4-(e) to Registration                  2-99990
                indentures to the Indenture of Mortgage           Statement No. 2-99990 of
                and Deed of Trust dated as of June 1,             the Company.
                1947, between the Company and The
                Bank of New York (formerly Irving Trust
                Company), as Trustee, relevant to the
                declaration or payment of dividends or the
                making of other distributions on or the
                purchase by the Company of shares of the
                Company's Common Stock.



   Exhibit
     No.                       Description                         Filed As Exhibit:                    File No:


Material Contracts

10.1            Supplemental Indenture of Lease dated as          4-D to Registration                    2-26116
                of July 19, 1966 between the Company              Statement No. 2-26116 of
                and other participants in the Four Corners        the Company.
                Project and the Navajo Indian Tribal
                Council.

10.2            Fuel Agreement, as supplemented, dated            4-H to Registration                    2-35042
                as of September 1, 1966 between Utah              Statement No. 2-35042 of
                Construction & Mining Co. and the                 the Company.
                participants in the Four Corners Project
                including the Company.

10.3            Fourth Supplement to Four Corners Fuel            10.3 to Annual Report of the            1-6986
                Agreement No. 2 effective as of January 1,        Registrant on Form 10-K for
                1981, between Utah International Inc.             fiscal year ended
                and the participants in the Four Corners          December 31, 1991.
                Project, including the Company.

10.4            Contract between the United States and            5-L to Registration                    2-41010
                the Company dated April 11, 1968, for             Statement No. 2-41010 of
                furnishing water.                                 the Company.

10.4.1          Amendatory Contract between the United            5-R to Registration                    2-60021
                States and the Company dated                      Statement No. 2-60021 of
                September 29, 1977, for furnishing water.         the Company.

10.5            Co-Tenancy Agreement between the                  5-O to Registration                    2-44425
                Company and Tucson Gas & Electric                 Statement No. 2-44425 of
                Company dated February 15, 1972,                  the Company.
                pertaining to the San Juan generating
                plant.


10.5.5          Modification No. 8 to San Juan Project            10.5.5 to the Company's                 1-6986
                Co-Tenancy Agreement between Public               Quarterly Report on Form
                Service Company of New Mexico and                 10-Q for the quarter ended
                Tucson Electric Power Company dated               March 31, 1994.
                September 15, 1993.

10.5.6          Modification No. 9 to San Juan Project            10.5.6 to the Company's                 1-6986
                Co-Tenancy Agreement between Public               Quarterly Report on
                Service Company of New Mexico and                 Form 10-Q for the quarter
                Tucson Electric Power Company dated               ended March 31, 1994.
                January 12, 1994.
10.7            San Juan Project Operating Agreement              5-S to Registration                    2-50338
                between the Company and Tucson Gas &              Statement No. 2-50338 of
                Electric Company, executed December 21,           the Company.
                1973.

10.7.3          Modification No. 8 to San Juan Project            10.7.3 to the Company's                 1-6986
                Operating Agreement between Public                Quarterly Report on
                Service Company of New Mexico and                 Form 10-Q for the quarter
                Tucson Electric Power Company dated               ended March 31, 1994.
                September 15, 1993.


   Exhibit
     No.                       Description                         Filed As Exhibit:                    File No:

10.7.4          Modification No. 9 to San Juan Project            10.7.4 to the Company's                 1-6986
                Operating Agreement between Public                Quarterly Report on
                Service Company of New Mexico and                 Form 10-Q for the quarter
                Tucson Electric Power Company dated               ended March 31, 1994.
                January 12, 1994.

10.8            Arizona Nuclear Power Project                     5-T to Registration                    2-50338
                Participation Agreement among the                 Statement No. 2-50338 of
                Company and Arizona Public Service                the Company.
                Company, Salt River Project Agricultural
                Improvement and Power District, Tucson
                Gas & Electric Company and El Paso
                Electric Company, dated August 23, 1973.

10.8.1          Amendments No. 1 through No. 6 to                 10.8.1 to Annual Report of              1-6986
                Arizona Nuclear Power Project                     the Registrant on Form 10-K
                Participation Agreement.                          for fiscal year ended
                                                                  December 31, 1991.

10.8.2          Amendment No. 7 effective April 1, 1982,          10.8.2 to Annual Report of              1-6986
                to the Arizona Nuclear Power Project              the Registrant on Form 10-K
                Participation Agreement (refiled).                for fiscal year ended
                                                                  December 31, 1991.

10.8.3          Amendment No. 8 effective September 12,           10.58 to Annual Report of               1-6986
                1983, to the Arizona Nuclear Power                the Registrant on Form 10-K
                Project Participation Agreement. (refiled)        for fiscal year ended
                                                                  December 31, 1993.

10.8.4          Amendment No. 9 to Arizona Nuclear                10.8.4 to Annual Report of              1-6986
                Power Project Participation Agreement             the Registrant on Form 10-K
                dated as of June 12, 1984 (refiled).              for fiscal year ended
                                                                  December 31, 1994.

10.8.7          Amendment No. 12 to Arizona Nuclear               19.1 to the Company's                   1-6986
                Power Project Participation Agreement             Quarterly Report on
                dated June 14, 1988, and effective                Form 10-Q for the quarter
                August 5, 1988.                                   ended September 30, 1990.
10.8.8          Amendment No. 13 to the Arizona                   10.8.10 to Annual Report of             1-6986
                Nuclear Power Project Participation               Registrant on Form 10-K for
                Agreement dated April 4, 1990, and                the fiscal year ended
                effective June 15, 1991.                          December 31, 1990.

10.9            Coal Sales Agreement executed August 18,          10.9 to Annual Report of the            1-6986
                1980 among San Juan Coal Company, the             Registrant on Form 10-K for
                Company and Tucson Electric Power                 fiscal year ended
                Company, together with Amendments                 December 31, 1991.
                No. One, Two, Four, and Six thereto.



   Exhibit
     No.                       Description                         Filed As Exhibit:                    File No:

10.9.1          Amendment No. Three to Coal Sales                 10.9.1 to Annual Report of              1-6986
                Agreement dated April 30, 1984 among              the Registrant on Form 10-K
                San Juan Coal Company, the Company                for fiscal year ended
                and Tucson Electric Power Company.                December 31, 1994

                                                                  (confidentiality treatment  was
                                                                  requested   at the   time  of
                                                                  filing   the Annual  Report
                                                                  of  the Registrant  on
                                                                  Form  10-K for fiscal    year
                                                                  ended December 31,   1984;
                                                                  exhibit   was not   filed
                                                                  therewith  based  on  the
                                                                  same confidentiality  request).

10.9.2          Amendment No. Five to Coal Sales                  10.9.2 to Annual Report of              1-6986
                Agreement dated May 29, 1990 among                the Registrant on Form 10-K
                San Juan Coal Company, the Company                for fiscal year ended
                and Tucson Electric Power Company.                December 31, 1991

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

10.9.3          Amendment No. Seven to Coal Sales                 19.3 to the Company's                   1-6986
                Agreement, dated as of July 27, 1992              Quarterly Report on
                among San Juan Coal Company, the                  Form 10-Q for the quarter
                Company and Tucson Electric Power                 ended September 30, 1992
                Company.                                          (confidentiality treatment
                                                                  was  requested as to portions
                                                                  of  this exhibit,  and
                                                                  such  portions were   omitted
                                                                  from   the exhibit  filed
                                                                  and were filed  separately
                                                                  with  the Securities and
                                                                  Exchange  Commission).

10.9.4          First Supplement to Coal Sales Agreement,         19.4 to the Company's                   1-6986
                dated July 27, 1992 among San Juan Coal           Quarterly Report on
                Company, the Company and Tucson                   Form 10-Q for the quarter
                Electric Power Company.                           ended September 30, 1992
                                                                  (confidentiality treatment
                                                                  was requested as to portions
                                                                  of this exhibit, and such
                                                                  portions were omitted from
                                                                  the exhibit as of filed and
                                                                  were filed separately with the
                                                                  Securities and Exchange
                                                                  Commission).


   Exhibit
     No.                       Description                         Filed As Exhibit:                    File No:

10.11           San Juan Unit 4 Early Purchase and                10.11 to the Company's                  1-6986
                Participation Agreement dated as of               Quarterly Report on
                September 26, 1983 between the                    Form 10-Q for the quarter
                Company and M-S-R Public Power                    ended March 31, 1994.
                Agency, and Modification No. 2 to the
                San Juan Project Agreements dated
                December 31, 1983. (refiled)

10.11.1         Amendment No. 1 to the Early Purchase             10.11.1 to Annual Report of             1-6986
                and Participation Agreement between               the Registrant on Form 10-K
                Public Service Company of New Mexico              for fiscal year ended
                and M-S-R Public Power Agency, executed           December 31, 1987.
                as of December 16, 1987, for San Juan
                Unit 4.

10.12           Amended and Restated San Juan Unit 4              10.12 to Annual Report of               1-6986
                Purchase and Participation Agreement              the Registrant on Form 10-K
                dated as of December 28, 1984 between             for the fiscal year ended
                Company and the Incorporated                      December 31, 1994.
                County of Los Alamos (refiled).

10.14           Participation Agreement among the                 10.14 to Annual Report of               1-6986
                Company,  Tucson  Electric  Power                 the  Registrant  on Form 10-K
                Company and certain financial institutions        for fiscal year ended
                relating to the San Juan Coal Trust               dated December 31, 1992.
                as of December 31, 1981 (refiled).

10.16           Interconnection Agreement dated                   10.16 to Annual Report of               1-6986
                November 23, 1982, between the                    the Registrant on Form 10-K
                Company and Southwestern Public                   for fiscal year ended
                Service Company (refiled).                        December 31, 1992.

10.18.4*        Amendment No. 4 dated as of March 8,              10.18.4 to the Company's                1-6986
                1995, to Facility Lease between Public            Quarter Report on Form 10-
                Service Company of New Mexico and the             Q for the quarter ended
                First National Bank of Boston, dated as of        March 31, 1995.
                December 16, 1985.

10.19           Facility Lease dated as of July 31, 1986,         28.1 to the Company's                   1-6986
                between The First National Bank of                Quarterly Report on
                Boston, as Owner Trustee, and Public              Form 10-Q for the quarter
                Service Company of New Mexico.                    ended June 30, 1986.

10.19.1         Amendment No. 1 dated as of                       28.5 to the Company's                   1-6986
                November 18, 1986, to Facility Lease              Current Report on Form 8-K
                dated as of July 31, 1986.                        dated November 25, 1986.

10.19.2         Amendment No. 2 dated as of                       10.22.2 to Annual Report of             1-6986
                December 11, 1986, to Facility Lease              the Registrant on Form 10-K
                dated as of July 31, 1986.                        for fiscal year ended
                                                                  December 31, 1986.



   Exhibit
     No.                       Description                         Filed As Exhibit:                    File No:

10.19.3         Amendment No. 3 dated as of April 8,              10.22.3 to Annual Report of             1-6986
                1987, to Facility Lease dated as of July 31,      the Registrant on Form 10-K
                1986.                                             for fiscal year ended
                                                                  December 31, 1987.

10.20*          Facility Lease dated as of August 12, 1986,       28.1 to the Company's                   1-6986
                between The First National Bank of                Current Report on Form 8-K
                Boston, as Owner Trustee, and Public              dated August 18, 1986.
                Service Company of New Mexico.

10.20.1*        Amendment No. 1 dated as of                       28.9 to the Company                     1-6986
                November 18, 1986, to Facility Lease              Current Report on Form 8-K
                dated as of August 12, 1986.                      dated November 25, 1986.

10.20.2         Amendment No. 2 dated as of                       10.23.2 to Annual Report of             1-6986
                November 25, 1986, to Facility Lease              the Registrant on Form 10-K
                dated as of August 12, 1986.                      for fiscal year ended
                                                                  December 31, 1986.

10.20.3         Amendment No. 3 dated as of March 8,              10.20.3 to the Company's                1-6986
                1995, to Facility Lease between Public            Quarterly  Report  on Form
                Service Company of New Mexico and the             10-Q for the quarter ended
                First National Bank of Boston, dated as of        March 31, 1995.
                August 12, 1996.

10.21           Facility Lease dated as of December 15,           28.1 to the Company's                   1-6986
                1986, between The First National Bank of          Current Report on Form 8-K
                Boston, as Owner Trustee, and Public              dated December 17, 1986.
                Service Company of New Mexico (Unit 1
                Transaction).

10.21.1         Amendment No. 1 dated as of April 8,              10.24.1 to Annual Report of             1-6986
                1987, to Facility Lease dated as of               the Registrant on Form 10-K
                December 15, 1986.                                for fiscal year ended
                                                                  December 31, 1987.

10.22           Facility Lease dated as of December 15,           28.9 to the Company's                   1-6986
                1986, between The First National Bank of          Current Report on Form 8-K
                Boston, as Owner Trustee, and Public              dated December 17, 1986.
                Service Company of New Mexico (Unit 2
                Transaction).
10.22.1         Amendment No. 1 dated as of April 8,              10.25.1 to Annual Report of             1-6986
                1987, to Facility Lease dated as of               the Registrant on Form 10-K
                December 15, 1986.                                for fiscal year ended
                                                                  December 31, 1987.

10.23**         Restated and Amended Public Service               19.5 to the Company's                   1-6986
                Company of New Mexico Accelerated                 Quarterly Report on
                Management Performance Plan (1988).               Form 10-Q for the quarter
                (August 16, 1988.)                                ended September 30, 1988.



   Exhibit
     No.                       Description                         Filed As Exhibit:                    File No:

10.23.1**       First Amendment to Restated and                   19.6 to the Company's                   1-6986
                Amended Public Service Company of New             Quarterly Report on
                Mexico Accelerated Management                     Form 10-Q for the quarter
                Performance Plan (1988). (August 30,              ended September 30, 1988.
                1988.)

10.23.2**       Second Amendment to Restated and                  10.26.2 to Annual Report of             1-6986
                Amended Public Service Company of New             the Registrant on Form 10-K
                Mexico Accelerated Management                     for fiscal year ended
                Performance Plan (1988). (December 29,            December 31, 1989.
                1989).

10.25**         Amended and Restated Medical                      19.6 to the Company's                   1-6986
                Reimbursement Plan of Public Service              Quarterly Report on
                Company of New Mexico.                            Form 10-Q for the quarter
                                                                  ended March 31, 1987.

10.25.1**       Second Restated and Amended Public                10.25.1 to Annual Report of             1-6986
                Service Company of New Mexico                     the Registrant on Form 10-K
                Executive Medical Plan.                           for the fiscal year ended
                                                                  December 31, 1992.

10.27           Amendment No. 2 dated as of April 10,             10.53 to Annual Report of               1-6986
                1987, to the Facility Lease dated as of           the Registrant on Form 10-K
                August 12, 1986, between The First                for fiscal year ended
                National Bank of Boston, as Owner                 December 31, 1987.
                Trustee, and Public Service Company of
                New Mexico. (Unit 2 Transaction.) (This
                is an  amendment  to a  Facility  Lease
                which is  substantially similar  to the
                Facility  Lease  filed as  Exhibit  28.1
                to the Company's Current Report on
                Form 8-K dated August 18, 1986.)

10.29           Decommissioning Trust Agreement                   10.55 to Annual Report of               1-6986
                between Public Service Company of New             the Registrant on Form 10-K
                Mexico and First Interstate Bank of               for fiscal year ended
                Albuquerque dated as of July 31, 1987.            December 31, 1987.

10.30           New Mexico Public Service Commission              10.56 to Annual Report of               1-6986
                Order dated July 30, 1987, and Exhibit 1          the Registrant on Form 10-K
                thereto, in NMPUC Case No. 2004,                  for fiscal year ended
                regarding the PVNGS decommissioning               December 31, 1987.
                trust fund.
10.31**         Executive Retention Agreements.                   10.42 to Annual Report of               1-6986
                                                                  the Registrant on Form 10-K
                                                                  for fiscal year ended
                                                                  December 31, 1990.

10.32**         Supplemental Employee Retirement                  19.4 to the Company's                   1-6986
                Agreements dated August 4, 1989.                  Quarterly Report on
                                                                  Form 10-Q for the quarter
                                                                  ended September 30, 1989.



   Exhibit
     No.                       Description                         Filed As Exhibit:                    File No:


10.33**         Supplemental Employee Retirement                  10.47 to Annual Report of               1-6986
                Agreement dated March 6, 1990.                    the Registrant on Form 10-K
                                                                  for fiscal year ended
                                                                  December 31, 1989.

10.34           Settlement Agreement between Public               10.48 to Annual Report of               1-6986
                Service Company of New Mexico and                 the Registrant on Form 10-K
                Creditors of Meadows Resources, Inc.              for fiscal year ended
                dated November 2, 1989.                           December 31, 1989.

10.34.1         First amendment dated April 24, 1992 to           19.1 to the Company's                   1-6986
                the Settlement Agreement dated                    Quarterly Report on
                November 2, 1989 among Public Service             Form 10-Q for the quarter
                Company of New Mexico, the lender                 ended September 30, 1992.
                parties thereto and collateral agent.

10.35           Amendment dated April 11, 1991 among              19.1 to the Company's                   1-6986
                Public Service Company of New Mexico,             Quarterly Report on
                certain banks and Chemical Bank and               Form 10-Q for the quarter
                Citibank, N.A., as agents for the banks.          ended September 30, 1991.

10.36           San Juan Unit 4 Purchase and                      19.2 to the Company's                   1-6986
                Participation Agreement Public Service            Quarterly Report on
                Company of New Mexico and the City of             Form 10-Q for the quarter
                Anaheim, California dated April 26, 1991.         ended March 31, 1991.

10.36.1         Second stipulation in the matter of               10.38 to Annual Report of               1-6986
                application of Public Service Company of          the Registrant on Form 10-K
                New Mexico for NMPSC approval to sell a           for fiscal year ended
                10.04% undivided interest in San Juan             December 31, 1992.
                Generating  Station  Unit 4 to the City
                of Anaheim,  California, and for related
                orders and approvals.

10.37**         Executive Retention Plan.                         10.37 to Annual Report of               1-6986
                                                                  the Registrant on Form 10-K
                                                                  for fiscal year ended
                                                                  December 31, 1991.

10.38           Restated and Amended San Juan Unit 4              10.2.1 to the Company's                 1-6986
                Purchase and Participation Agreement              Quarterly Report on
                between Public Service Company of New             Form 10-Q for the quarter
                Mexico and Utah Associated Municipal              ended September 30, 1993.
                Power Systems.
10.39           Purchase agreement dated February 7,              10.39 to Annual Report of               1-6986
                1992 between Burnham Leasing                      the Registrant on Form 10-K
                Corporation and Public Service Company            for fiscal year ended
                of New Mexico.                                    December 31, 1991.

10.40**         Director Restricted Stock Retainer Plan.          10.40 to Annual Report of               1-6986
                                                                  the Registrant on Form 10-K
                                                                  for fiscal year ended
                                                                  December 31, 1991.



   Exhibit
     No.                       Description                         Filed As Exhibit:                    File No:

10.40.1**       First Amendment to the Public Service             19.3 to the Company's                   1-6986
                Company of New Mexico Director                    Quarterly Report on
                Restricted Stock Retainer Plan.                   Form 10-Q for the quarter
                                                                  ended March 31, 1993.

10.40.2**       Second Amendment to the Public Service            10.40.2 to the Company's                1-6986
                Company of New Mexico Director                    Quarterly Report on
                Restricted Stock Retainer Plan dated              Form 10-Q for the quarter
                April 27, 1994.                                   ended March 31, 1994.

10.41           Waste Disposal Agreement, dated as of             19.5 to the Company's                   1-6986
                July 27, 1992 among San Juan Coal                 Quarterly Report on
                Company, the Company and Tucson                   Form 10-Q for the quarter
                Electric Power Company.                           ended September 30, 1992
                                                                  (confidentiality treatment
                                                                  was requested as to portions
                                                                  of this exhibit, and such
                                                                  portions were omitted from
                                                                  the exhibit and were filed
                                                                  separately with the Securities
                                                                  and Exchange Commission).

10.42           Stipulation in the matter of the                  10.42 to Annual Report of               1-6986
                application of Gas Company of New                 the Registrant on Form 10-K
                Mexico for an order authorizing recovery          for fiscal year ended
                of MDL costs through Rate Rider                   December 31, 1992.
                Number 8.

10.43**         Description of certain Plans which include        10.43 to Annual Report of               1-6986
                executive officers as participants.               the Registrant on Form 10-K
                                                                  for fiscal year ended
                                                                  December 31, 1992.

10.44**         Public Service Company of New                     10.44 to Annual Report of               1-6986
                Mexico-Non-Union Voluntary Separation             the Registrant on Form 10-K
                Program.                                          for fiscal year ended
                                                                  December 31, 1992.

10.44.1**       First Amendment dated April 6, 1993 to            19.2 to the Company's                   1-6986
                the First Restated and Amended Public             Quarterly Report on
                Service Company of New Mexico                     Form 10-Q for the quarter
                Non-Union Severance Pay Plan dated                ended March 31, 1993.
                August 1, 1992.
10.45**         Public Service Company of New Mexico              99.1 to Registration                   33-65418
                Performance Stock Plan.                           Statement No. 33-65418 of
                                                                  the Company.

10.46**         Public Service Company of New Mexico              10.1 to the Company's                   1-6986
                Asset Sales Incentive Plan.                       Quarterly Report on
                                                                  Form 10-Q for the quarter
                                                                  ended June 30, 1993.



   Exhibit
     No.                       Description                         Filed As Exhibit:                    File No:

10.46.1**       Amendment No. 1 to the Public Service             10.46.1 to the Company's                1-6986
                Company of New Mexico Asset Sales                 Quarterly Report on
                Incentive Plan dated August 1, 1994.              Form 10-Q for the quarter
                                                                  ended June 30, 1994.

10.47**         Compensation Arrangement with Chief               10.3 to the Company's                   1-6986
                Executive Officer.                                Quarterly Report on
                                                                  Form 10-Q for the quarter
                                                                  ended June 30, 1993.

10.47.1**       Pension Service Adjustment Agreement for          10.3.1 to the Company's                 1-6986
                Benjamin F. Montoya.                              Quarterly Report on
                                                                  Form 10-Q for the quarter
                                                                  ended September 30, 1993.

10.47.2**       Severance Agreement for Benjamin F.               10.3.2 to the Company's                 1-6986
                Montoya.                                          Quarterly Report on
                                                                  Form 10-Q for the quarter
                                                                  ended September 30, 1993.

10.47.3**       Executive Retention Agreement for                 10.3.3 to the Company's                 1-6986
                Benjamin F. Montoya.                              Quarterly Report on
                                                                  Form 10-Q for the quarter
                                                                  ended September 30, 1993.

10.48**         Public Service Company of New Mexico              10.4 to the Company's                   1-6986
                OBRA '93 Retirement Plan.                         Quarterly Report on
                                                                  Form 10-Q for the quarter
                                                                  ended September 30, 1993.

10.49**         Employment Contract By and Between                10.49 to Annual Report of               1-6986
                the Public Service Company of New                 the Registrant on Form 10-K
                Mexico and Roger J. Flynn.                        for fiscal year ended
                                                                  December 31, 1994.

10.50**         Public Service Company of New Mexico              10.50 to Annual Report of               1-6986
                Section 415 Plan.                                 the Registrant on Form 10-K
                                                                  for fiscal year ended
                                                                  December 31, 1993.

10.51**         First Amendment to the Public Service             10.51 to Annual Report of               1-6986
                Company of New Mexico Executive                   the Registrant on Form 10-K
                Retention Plan.                                   for fiscal year ended
                                                                  December 31, 1993.
10.51.1**       Second Amendment to the Public Service            10.51.1 to the Company's                1-6986
                Company of New Mexico Executive                   Quarterly Report on
                Retention Plan.                                   Form 10-Q for the quarter
                                                                  ended June 30, 1994.

10.52**         First Amendment to the Public Service             10.52 to Annual Report of               1-6986
                Company of New Mexico Performance                 the Registrant on Form 10-K
                Stock Plan.                                       for fiscal year ended
                                                                  December 31, 1993.



   Exhibit
     No.                       Description                         Filed As Exhibit:                    File No:

10.53           January 12, 1994 Stipulation.                     10.53 to Annual Report of               1-6986
                                                                  the Registrant on Form 10-K
                                                                  for fiscal year ended
                                                                  December 31, 1993.

10.54**         Employment, Retirement and Release                10.54 to Annual Report of               1-6986
                Agreement By and Between the Public               the Registrant on Form 10-K
                Service Company of New Mexico and                 for fiscal year ended
                William M. Eglinton.                              December 31, 1993.

10.54.1**       Health Care and Retirement Benefit                10.54.1 to the Company's                1-6986
                Agreement By and Between the Public               Quarterly Report on
                Service Company  of New  Mexico and               Form 10-Q for  the quarter
                John T. Ackerman dated February 1,                ended March 31, 1994.
                1994.

10.57           U.S. $100,000,000 Revolving Credit                10.57 to Annual Report of               1-6986
                Agreement  Dated as of December 14,               the Registrant on Form 10-K
                1993 Among Public  Service  Company of            for fiscal year ended New
                Mexico and certain Banks Herein                   December 31, 1993.
                (Banks) and Chemical Bank and Citibank,
                N.A. (Co-Agents)

10.57.1         Amendment No. 1, dated June 7, 1995 to            10.57.1 to the Company's                1-6986
                the U.S. $100,000,000 Revolving Credit            Quarterly  Report on  Form
                Agreement Dated as of December 14,                10-Q for the quarter ended
                1993 Among Public Service Company of              June 30, 1995.
                New Mexico and certain Banks Herein
                (Banks) and Chemical Bank and Citibank,
                N.A. (Co-Agents)

10.59*          Amended and Restated Lease dated as of            10.59 to Annual Report of               1-6986
                September 1, 1993, between The First              the Registrant on Form 10-K
                National Bank of Boston, Lessor, and the          for fiscal year ended
                Company, Lessee. (EIP Lease)                      December 31, 1993.

10.60           Reimbursement Agreement, dated as of              4.5 to Registration Statement          33-65418
                November 1, 1992 between Public Service           No. 33-65418 of the
                Company of New Mexico and Canadian                Company.
                Imperial Bank of Commerce, New York
                Agency.

10.60.1         Amendment No. 1 dated as of July 1,               10.60.1 to the Company's                1-6986
                1994, to the Reimbursement Agreement              Quarterly Report on
                dated as of November 1, 1992 between              Form 10-Q for the quarter
                Public Service Company of New Mexico              ended June 30, 1994.
                and Canadian Imperial Bank of
                Commerce, New York Agency.

10.60.2         Amendment No. 2 dated as of October 1,            10.60.2 to the Company's                1-6986
                1995, to the Reimbursement Agreement              Quarterly  Report on  Form
                dated as of November 1, 1992 between              10-Q for the quarter ended
                Public Service Company of New Mexico              September 30, 1995.
                and Canadian Imperial Bank of
                Commerce, New York Agency.


   Exhibit
     No.                       Description                         Filed As Exhibit:                    File No:

10.61           Participation Agreement dated as of               10.61 to Annual Report of               1-6986
                June 30, 1983 among Security Trust                the Registrant on Form 10-K
                Company, as Trustee, the Company,                 for fiscal year ended
                Tucson Electric Power Company and                 December 31, 1993.
                certain financial institutions relating to the
                San Juan Coal Trust. (refiled)

10.62           Agreement of the Company pursuant to              10.62 to Annual Report of               1-6986
                Item 601(b)(4)(iii) of Regulation SK.             the Registrant on Form 10-K
                (refiled)                                         for fiscal year ended
                                                                  December 31, 1993.

10.63           A Stipulation regarding sale of certain           10.63 to Current Report on              1-6986
                natural gas gathering and processing              Form 8-K dated January 26,
                assets.                                           1995.
10.64*          Results Pay                                       10.64 to the Company's                  1-6986
                                                                  Quarterly Report on  Form
                                                                  10-Q for the quarter ended
                                                                  March 31, 1995.

          10.65 Agreement for Contract Operation and              10.64 to the Company's                  1-6986
                Maintenance  of the City of Santa Fe              Quarterly  Report  on Form
                Water Supply Utility System, dated July 3,        10-Q for the  quarter ended
                1995.                                             June 30, 1995.

          10.66 Stipulation regarding negotiated                  10.50 to Annual Report of               1-6986
                agreement with intervenors to settle all          the Registrant on Form 10-K
                outstanding issues regarding recovery of          for fiscal year ended
                payments GCNM made to settle gas                  December 31, 1994.
                take-or-pay contracts and pricing disputes.

Additional Exhibits

22              Certain subsidiaries of the registrant.           22 to Annual Report of the              1-6986
                                                                  Registrant on Form 10-K for
                                                                  fiscal year ended
                                                                  December 31, 1992.

99.1.5          1994 Supplemental Indenture dated as of           99.1.5 to the Company's                 1-6986
                June  8,  1994  among  First  PV  Funding         Quarterly  Report  on
                Corporation, Public Service Company of            Form 10-Q for the quarter
                New Mexico, and Chemical Bank, as                 ended June 30, 1994.
                Trustee.

99.1.6          1995 Supplemental Indenture among First           99.1.6 to the Company's                 1-6986
                PV Funding Corporation, Public Service            Quarterly Report  on  Form
                Company of New Mexico and Chemical                10-Q for the quarter ended
                Bank, as Trustee dated as of February 14,         March 31, 1995.
                1995.


99.2.1*         Amendment No. 1 dated as of July 15,              2.1 to the Company's                    1-6986
                1986, to Participation Agreement dated as         Current Report on Form 8-K
                of December 16, 1985.                             dated July 17, 1986.



   Exhibit
     No.                       Description                         Filed As Exhibit:                    File No:

99.2.2*         Amendment No. 2 dated as of                       2.1 to the Company's                    1-6986
                November 18, 1986, to  Participation              Current Report on Form 8-K
                Agreement dated as of December 16,                dated November 25, 1986.
                1985.

99.3*           Trustee Indenture, Mortgage, Security             28(b) to the Company's                  1-6986
                Agreement and Assignment to Rents dated           Current Report on Form 8-K
                as of December 16, 1985, between The              dated December 31, 1985.
                First National Bank of Boston, as Owner
                Trustee, and Chemical Bank, as Indenture
                Trustee.

99.3.1*         Supplemental Indenture No. 1 dated as of          28.2 to the Company's                   1-6986
                July 15, 1986, to the Trust Indenture,            Current Report on Form 8-K
                Mortgage, Security Agreement and                  dated July 17, 1986.
                Assignment of Rents dated as of
                December 16, 1985.

99.3.2*         Supplemental Indenture No. 2 dated as of          28.2 to the Company's                   1-6986
                November 18, 1986, to the Trust                   Current Report on Form 8-K
                Indenture, Mortgage, Security Agreement           dated November 25, 1986.
                and Assignment of Rents dated as of
                December 16, 1985.

99.3.3          Supplemental Indenture No. 3 dated as of          99.3.3 to the Company's                 1-6986
                March 8, 1995, to Trust Indenture                 Quarterly Report  on  Form
                Mortgage, Security Agreement and                  10-Q for the quarter ended
                Assignment of Rents between The First             March 31, 1995.
                National Bank of Boston and Chemical
                Bank dated as of December 16, 1985.

99.5            Participation Agreement dated as of               2.1 to the Company's                    1-6986
                July 31, 1986,  among the Owner                   Quarterly  Report on Participant
                named  therein,  First                            Form  10-Q for the  quarter
                PV  Funding Corporation. The First                ended June 30, 1986.
                National Bank of Boston, in its individual
                capacity and as Owner Trustee (under a Trust
                Agreement dated as of July 31, 1986, with
                the  Owner  Participant),   Chemical  Bank,
                in  its  individual capacity  and as
                Indenture  Trustee  (under a Trust  Indenture,
                Mortgage, Security Agreement and Assignment
                of Rents dated as of July 31,  1986,  with the
                Owner  Trustee),  and  Public  Service
                Company of New Mexico, including Appendix
                A definitions.

99.5.1          Amendment No. 1 dated as of                       28.4 to the Company's                   1-6986
                November 18, 1986, to Participation               Current Report on Form 8-K
                Agreement dated as of July 31, 1986.              dated November 25, 1986.



   Exhibit
     No.                       Description                         Filed As Exhibit:                    File No:

99.6            Trust Indenture, Mortgage, Security               28.2 to the Company's                   1-6986
                Agreement and Assignment of Rents dated           Quarterly Report on
                as of July 31, 1986, between The First            Form 10-Q for the quarter
                National Bank of Boston, as Owner                 ended June 30, 1986.
                Trustee, and Chemical Bank, as Indenture
                Trustee.

99.6.1          Supplemental Indenture No. 1 dated as of          28.6 to the Company's                   1-6986
                November 18, 1986, to the Trust                   Current Report on Form 8-K
                Indenture, Mortgage, Security Agreement           dated November 25, 1986.
                and Assignments of Rents dated as of
                July 31, 1986.
99.7            Assignment, Assumption, and Further               28.3 to the Company's                   1-6986
                Agreement dated as of July 31, 1986,              Quarterly Report on
                between Public  Service  Company of New           Form 10-Q for the quarter
                Mexico and The First National Bank of             ended June 30, 1986.
                Boston, as Owner Trustee.

99.8*           Participation Agreement dated as of               2.1 to the Company's                    1-6986
                August 12, 1986, among the Owner                  Current Report on Form 8-K
                Participant named therein, First                  dated August 18, 1986.
                PV Funding Corporation. The First
                National Bank of Boston, in its individual
                capacity and as Owner Trustee  (under a Trust
                Agreement  dated as of August 12, 1986,
                with the Owner  Participant),  Chemical
                Bank, in its individual capacity  and as
                Indenture  Trustee  (under a Trust  Indenture,
                Mortgage, Security Agreement and Assignment
                of Rents dated as of August 12, 1986,  with
                the Owner  Trustee),  and Public  Service
                Company of New Mexico, including Appendix
                A definitions.

99.8.1*         Amendment No. 1 dated as of                       28.8 to the Company's                   1-6986
                November 18, 1986, to Participation               Current Report on Form 8-K
                Agreement dated as of August 12, 1986.            dated November 25, 1986.

99.9*           Trust Indenture, Mortgage, Security               28.2 to the Company's                   1-6986
                Agreement and Assignment of Rents dated           Current Report on Form 8-K
                as of August 12, 1986, between The First          dated August 18, 1986.
                National Bank of Boston, as Owner
                Trustee, and Chemical Bank, as Indenture
                Trustee.

99.9.1*         Supplemental Indenture No. 1 dated as of          28.10 to the Company's                  1-6986
                November 18, 1986, to the Trust                   Current Report on Form 8-K
                Indenture, Mortgage, Security Agreement           dated November 25, 1986.
                and Assignment of Rents dated as of
                August 12, 1986.



   Exhibit
     No.                       Description                         Filed As Exhibit:                    File No:

99.9.2          Supplemental Indenture No. 2 dated as of          99.9.1 to the Company's                 1-6986
                March 8, 1995, to Trust Indenture,                Quarterly Report  on  Form
                Mortgage, Security Agreement and                  10-Q for the quarter ended
                Assignment of Rents between The First             March 31, 1995.
                National Bank of Boston and Chemical
                Bank dated as of August 12, 1986.

99.10*          Assignment, Assumption, and Further               28.3 to the Company's                   1-6986
                Agreement dated as of August 12, 1986,            Current Report on Form 8-K
                between Public Service Company of New             dated August 18, 1986.
                Mexico and The First National Bank of
                Boston, as Owner Trustee.
99.11           Participation Agreement dated as of               2.1 to the Company's                    1-6986
                December 15, 1986, among the Owner                Current Report on Form 8-K
                Participant named therein, First                  dated December 17, 1986.
                PV Funding Corporation, The First
                National Bank of Boston, in its individual
                capacity and as Owner Trustee (under a
                Trust  Agreement dated as of December 15, 1986,
                with the Owner  Participant),  Chemical
                Bank, in its individual capacity  and as
                Indenture  Trustee  (under a Trust  Indenture,
                Mortgage, Security Agreement and Assignment
                of Rents dated as of December 15, 1986,
                with the Owner  Trustee),  and Public Service
                Company of New Mexico,  including Appendix
                A definitions (Unit 1 Transaction).

99.12           Trust Indenture, Mortgage, Security               28.2 to the Company's                   1-6986
                Agreement and Assignment of Rents dated           Current Report on Form 8-K
                as of December 15, 1986, between The              dated December 17, 1986.
                First National Bank of Boston, as Owner
                Trustee, and Chemical Bank, as Indenture
                Trustee (Unit 1 Transaction).

99.13           Assignment, Assumption and Further                28.3 to the Company's                   1-6986
                Agreement  dated as of December 15,               Current  Report on Form 8-K
                1986, between Public Service Company of           dated December 17, 1986.
                New Mexico and The First National Bank
                of Boston, as Owner Trustee (Unit 1
                Transaction).




   Exhibit
     No.                       Description                         Filed As Exhibit:                    File No:

99.14           Participation Agreement dated as of               2.2 to the Company's                    1-6986
                December 15, 1986, among the Owner                Current Report on Form 8-K
                Participant named therein, First                  dated December 17, 1986.
                PV Funding Corporation, The First
                National Bank of Boston, in its individual
                capacity and as Owner Trustee (under a Trust
                Agreement dated as of December 15, 1986,
                with the Owner  Participant),  Chemical
                Bank, in its individual capacity  and as
                Indenture  Trustee  (under a Trust  Indenture,
                Mortgage, Security Agreement and Assignment
                of Rents dated as of December 15, 1986,
                with the Owner  Trustee),  and Public Service
                Company of New Mexico,  including Appendix
                A definitions (Unit 2 Transaction).

99.15           Trust Indenture, Mortgage, Security               28.10 to the Company's                  1-6986
                Agreement and Assignment of Rents dated           Current Report on Form 8-K
                as of December 15, 1986, between the              dated December 17, 1986.
                First National Bank of Boston, as Owner
                Trustee, and Chemical Bank, as Indenture
                Trustee (Unit 2 Transaction).

99.16           Assignment, Assumption, and Further               28.11 to the Company's                  1-6986
                Agreement  dated as of December 15,               Current  Report on Form 8-K
                1986, between Public Service Company of           dated December 17, 1986.
                New Mexico and The First National Bank
                of Boston, as Owner Trustee (Unit 2
                Transaction).

99.17*          Waiver letter with respect to "Deemed             28.12 to the Company's                  1-6986
                Loss Event" dated as of August 18, 1986,          Current Report on Form 8-K
                between the Owner Participant named               dated August 18, 1986.
                therein, and Public Service Company of
                New Mexico.

99.18*          Waiver letter with respect to "Deemed             28.13 to the Company's                  1-6986
                Loss Event" dated as of August 18, 1986,          Current Report on Form 8-K
                between the Owner Participant named               dated August 18, 1986.
                therein, and Public Service Company of
                New Mexico.

99.19           Agreement No. 13904 (Option and                   28.19 to Annual Report of               1-6986
                Purchase of Effluent), dated April 23,            the Registrant on Form 10-K
                1973, among Arizona Public Service                for fiscal year ended
                Company, Salt River Project Agricultural          December 31, 1986.
                Improvement and Power District, the
                Cities of Phoenix, Glendale, Mesa,
                Scottsdale, and Tempe, and the Town of
                Youngtown.



   Exhibit
     No.                       Description                         Filed As Exhibit:                    File No:

99.20           Agreement for the Sale and Purchase of            28.20 to Annual Report of               1-6986
                Wastewater Effluent, dated June 12, 1981,         the Registrant on Form 10-K
                among Arizona Public Service Company,             for fiscal year ended
                Salt River Project Agricultural                   December 31, 1986.
                Improvement and Power District and the
                City of Tolleson, as amended.

-----------

 * One or more additional documents, substantially identical in all material respects to this exhibit, have been entered into, relating to one or more additional sale and leaseback transactions. Although such additional documents may differ in other respects (such as dollar amounts and percentages), there are no material details in which such additional documents differ from this exhibit.

** Designates each management contract or compensatory plan or arrangement required to be identified pursuant to paragraph 3 of Item 14(a) of Form 10-K.

     (b)  Reports on Form 8-K:

     During the quarter ended December 31, 1995 and during the period beginning January 1, 1996 and ending February 22, 1996, the Company filed, on the dates indicated, the following reports on Form 8-K.


   Dated:               Filed:                          Relating to:
   ------               ------                          ------------

December 8, 1995    December 8, 1995    Palo Verde Nuclear Generating Station

December 21, 1995   December 21, 1995   Ojo Line Extension  Transmission Project

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               PUBLIC SERVICE COMPANY OF NEW MEXICO
                                                 (Registrant)

Date: February 22, 1996        By        /s/ B. F. MONTOYA
                                    -------------------------------------
                                           B. F. Montoya
                                    President and Chief Executive Officer

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


                    Signature                                     Capacity                             Date
                    ---------                                     --------                             ----

/s/ B. F. MONTOYA                                 Principal Executive Officer and                February 22, 1996
-------------------------------------------------   Director
B. F. MONTOYA
President and Chief Executive Officer

/s/ M. H. MAERKI                                  Principal Financial Officer                    February 22, 1996
-------------------------------------------------
M. H. Maerki
Senior Vice President and
Chief Financial Officer

/s/ D. M. BURNETT                                 Principal Accounting Officer                   February 22, 1996
-------------------------------------------------
D. M. Burnett
Corporate Controller and
Chief Accounting Officer

/s/ J. T. ACKERMAN                                Chairman of the Board                          February 22, 1996
-------------------------------------------------
J. T. Ackerman

/s/ R. G. ARMSTRONG                               Director                                       February 22, 1996
-------------------------------------------------
R. G. Armstrong

/s/ J. A. GODWIN                                  Director                                       February 22, 1996
-------------------------------------------------
J. A. Godwin

/s/ L. H. LATTMAN                                 Director                                       February 22, 1996
-------------------------------------------------
L. H. Lattman

/s/ M. LUJAN JR.                                  Director                                       February 22, 1996
-------------------------------------------------
M. Lujan Jr.

/s/ R. U. ORTIZ                                   Director                                       February 22, 1996
-------------------------------------------------
R. U. Ortiz

/s/ R. M. PRICE                                   Director                                       February 22, 1996
-------------------------------------------------
R. M. Price

/s/ P. F. ROTH                                    Director                                       February 22, 1996
-------------------------------------------------
P. F. Roth

