Form 10-Q
period 1996-03-31
PUBLIC SERVICE CO OF NEW MEXICO
filed 1996-05-09
CIK 81023

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the period ended March 31, 1996

                                       OR

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from       to

                      Commission file number   1-6986

                    PUBLIC SERVICE COMPANY OF NEW MEXICO
                    ------------------------------------
             (Exact name of registrant as specified in its charter)

             New Mexico                                        85-0019030
  (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                          Identification No.)

                 Alvarado Square, Albuquerque, New Mexico 87158
                 ----------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (505) 241-2700
                                 --------------
              (Registrant's telephone number, including area code)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock--$5.00 par value                          41,774,083 shares
- -----------------------------                          -----------------
           Class                                   Outstanding at May 5, 1996

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                                      INDEX


                                                                       Page No.
PART I.  FINANCIAL INFORMATION:

        Report of Independent Public Accountants.........................  3

   ITEM 1.  FINANCIAL STATEMENTS

        Consolidated Statements of Earnings--
        Three Months Ended March 31, 1996 and 1995.......................  4

        Consolidated Balance Sheets--
        March 31, 1996 and December 31, 1995.............................  5

        Consolidated Statements of Cash Flows--
        Three Months Ended March 31, 1996 and 1995.......................  6

        Notes to Consolidated Financial Statements.......................  7

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................  8

PART II.  OTHER INFORMATION:

   ITEM 1.  LEGAL PROCEEDINGS............................................ 10

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......... 12

   ITEM 5.  OTHER INFORMATION............................................ 13

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................. 16

Signature................................................................ 17

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Public Service Company of New Mexico:


We have reviewed the accompanying condensed consolidated balance sheet of Public Service Company of New Mexico (a New Mexico corporation) and subsidiaries as of March 31, 1996, and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Public Service Company of New Mexico and subsidiaries as of December 31, 1995 (not presented herein), and, in our report dated February 13, 1996, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                               ARTHUR ANDERSEN LLP



Albuquerque, New Mexico
May 8, 1996

ITEM 1.  FINANCIAL STATEMENTS

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                                                  Three Months Ended
                                                        March 31
                                              ----------------------------
                                              1996                  1995
                                              ----                  ----
                                            (In thousands except per share
                                                       amounts)
Operating revenues:
  Electric                                    $  152,102       $  141,608
  Gas                                             89,802           86,200
  Water                                               --            2,427
                                              ----------       ----------
    Total operating revenues                     241,904          230,235
                                              ----------       ----------

Operating expenses:
  Fuel and purchased power                        39,725           31,866
  Gas purchased for resale                        46,489           43,582
  Other operation and maintenance                 72,900           81,211
  Depreciation and amortization                   20,030           20,515
  Taxes, other than income taxes                   9,230            9,669
  Income taxes                                    15,055            9,661
                                              ----------       ----------
    Total operating expenses                     203,429          196,504
                                              ----------       ----------
    Operating income                              38,475           33,731
                                              ----------       ----------

Other income and deductions, net of taxes:           817            1,575
    Income before interest charges                39,292           35,306
                                              ----------       ----------

Interest charges:
  Interest on long-term debt                      12,085           15,434
  Other interest charges                             759            1,688
  Allowance for borrowed funds used
    during construction                           --                 --
    Net interest charges                          12,844           17,122
                                              ----------       ----------
Net earnings                                      26,448           18,184
Preferred stock dividend requirements                147            1,538
                                              ----------       ----------
Net earnings applicable to common stock       $   26,301       $   16,646
                                              ==========       ==========
Average shares of common stock outstanding        41,774           41,774
                                              ==========       ==========
Net earnings per share of common stock        $     0.63       $     0.40
                                              ==========       ==========
Dividends paid per share of common stock      $       --       $       --
                                              ==========       ==========

The accompanying notes are an integral part of these financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                      March 31,     December 31,
                                                        1996           1995
                                                      --------      -----------
                                                     (Unaudited)
                                                           (In thousands)
ASSETS
Utility plant                                        $2,485,569     $2,467,161
Accumulated provision for depreciation
  and amortization                                     (912,478)      (892,727)
                                                     ----------     ----------
      Net utility plant                               1,573,091      1,574,434
                                                     ----------     ----------
Other property and investments                           35,190         33,433
                                                     ----------     ----------

Current assets:
    Cash                                                  6,261          4,228
    Temporary investments, at cost                      114,064         95,972
    Receivables                                         121,403        127,642
    Income taxes receivable                              --              4,792
    Fuel, materials and supplies                         42,780         44,660
    Gas in underground storage                            2,343          5,431
    Other current assets                                  8,723          7,186
                                                     ----------     ----------
      Total current assets                              295,574        289,911
                                                     ----------     ----------
Deferred charges                                        136,596        137,891
                                                     ----------     ----------
                                                     $2,040,451     $2,035,669
                                                     ==========     ==========

CAPITALIZATION AND LIABILITIES
Capitalization:
    Common stock equity:
       Common stock                                  $  208,870     $  208,870
       Additional paid-in capital                       470,358        470,358
       Excess pension liability, net of tax              (2,101)        (1,623)
       Retained earnings since January 1, 1989           46,531         25,243
                                                     ----------     ----------
          Total common stock equity                     723,658        702,848
    Cumulative preferred stock without mandatory
      redemption requirements                            12,800         12,800
    Long-term debt, less current maturities             728,860        728,843
                                                     ----------     ----------
          Total capitalization                        1,465,318      1,444,491
                                                     ----------     ----------

Current liabilities:
    Short-term debt                                          --             --
    Accounts payable                                     71,077         93,666
                                                                        93,666
    Current maturities of long-term debt                     41            146
    Accrued interest and taxes                           36,179         26,856
    Other current liabilities                            45,331         44,699
                                                     ----------     ----------
          Total current liabilities                     152,628        165,367
                                                     ----------     ----------
Deferred credits                                        422,505        425,811
                                                     ----------     ----------
                                                     $2,040,451     $2,035,669
                                                     ==========     ==========

The accompanying notes are an integral part of these financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Three Months Ended
                                                                  March 31
                                                            --------------------
                                                              1996        1995
                                                            --------    --------
                                                               (In thousands)

Cash Flows From Operating Activities:
  Net earnings                                              $ 26,448  $  18,184
  Adjustments to reconcile net earnings to net cash flows
    from operating activities:
      Depreciation and amortization                           23,954     25,001
      Accumulated deferred investment tax credit              (1,166)    (1,162)
      Accumulated deferred income tax                           (690)       249
      Changes in certain assets and liabilities:
        Receivables                                           11,032     20,111
        Fuel, materials and supplies                           4,968      1,895
                                                                          1,895
        Deferred charges                                       1,009      6,727
        Accounts payable                                     (22,583)   (47,059)
        Accrued interest and taxes                             9,323      9,075
                                                                          9,075
        Deferred credits                                      (3,453)    (1,714)
        Other                                                 (5,825)     1,805
      Other, net                                               1,197      1,864
                                                            --------  ---------
        Net cash flows from operating activities              44,214     34,976
                                                            --------  ---------

Cash Flows From Investing Activities:
  Utility plant additions                                    (22,005)   (22,779)
  (Increase) decrease in other property                       (1,805)       299
  Temporary investments, net                                 (18,092)    44,011
                                                            --------  ---------
        Net cash flows from investing activities             (41,902)    21,531
                                                            --------  ---------

Cash Flows From Financing Activities:
  Redemptions of PV lease obligation bonds                        --   (132,663)
  Bond redemption premium and costs                              (21)       (85)
  Proceeds from asset securitization                              --     18,758
  Repayments of other long-term debt                            (105)    (4,000)
  Net increase in short-term debt                                 --     65,000
  Dividends paid                                                (153)    (1,531)
                                                            --------  ---------
        Net cash flows from financing activities                (279)   (54,521)
                                                            --------  ---------

Increase in cash                                               2,033      1,986
Cash at beginning of period                                    4,228     21,029
                                                            --------  ---------
Cash at end of period                                       $  6,261  $  23,015
                                                            ========  =========

Supplemental Cash Flow Disclosures:
  Interest paid                                             $ 17,502  $  26,986
                                                            ========  =========
  Income taxes paid, net                                    $  4,000  $      --
                                                            ========  =========

The accompanying notes are an integral part of these financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)     General Accounting Policy

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the consolidated financial statements. The significant accounting policies followed by Public Service Company of New Mexico (the "Company") are set forth in note
(1) of notes to the Company's consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K") filed with the Securities and Exchange Commission.

(2)     Accounts Receivable Facility

The Company has a $40 million credit facility collateralized by the Company's electric customer accounts receivable. In March 1996, the New Mexico Public Utility Commission ("NMPUC") approved the Company's request to increase the capacity of the accounts receivable facility up to $100 million by including in the collateral pool the Company's gas accounts receivable and certain amounts being recovered from gas customers relating to certain gas contract settlements. The amended accounts receivable facility will have a five year term.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS

The Company's 1995 Form 10-K PART II, ITEM 7.--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" discussed management's assessment of the Company's financial condition, results of operations and other issues facing the Company. The following discussion and analysis by management focuses on those factors that had a material effect on the Company's financial condition and results of operations during the first quarter of 1996 and 1995. It should be read in conjunction with the Company's consolidated financial statements. Trends and contingencies of a material nature are discussed to the extent known and considered relevant.

                         LIQUIDITY AND CAPITAL RESOURCES

The original capital requirements for 1996 included a discretionary cash outlay for debt retirement of $90 million. Due to the Company's proposed plan for the purchases of the Palo Verde Nuclear Generation Station ("PVNGS") lease obligation bonds and Eastern Interconnect Project ("EIP") secured facility bonds over the next three years (discussed below), total capital requirements for 1996 have been reduced to $117 million. The Company spent approximately $22 million for its utility construction expenditures during the first quarter of 1996. For the remainder of 1996, the Company anticipates that it will spend approximately $93 million for additional construction expenditures.

The Company expects that such cash requirements are to be met primarily through internally-generated cash. However, to cover differences in the amounts and timing of cash generation and cash requirements, the Company intends to utilize short-term borrowings under its liquidity arrangements. At March 31, 1996, the Company had available liquidity arrangements of $151 million, consisting of a $100 million secured revolving credit facility ("Facility"), $40 million credit facility collateralized by the Company's electric customer accounts receivable ("Accounts Receivable Facility") and $11 million in local lines of credit. The Facility will expire in June 1998 and includes a maximum allowed debt to capitalization ratio of 70%. As of March 31, 1996, such ratio was 64.6%. In addition, in March 1996, the NMPUC approved the Company's request to increase the capacity of the Accounts Receivable Facility up to $100 million by including in the collateral pool the Company's gas accounts receivable and certain amounts being recovered from gas customers relating to certain gas contract settlements. The amended Accounts Receivable Facility will have a five year term.

On March 21, 1996, the Company filed for NMPUC approval to buy up to $300 million of PVNGS lease obligation bonds and/or EIP secured facility bonds over the next three years. Hearings on the Company's application are scheduled to begin in May 1996 and may be continued until June 1996 if the intervenors in the NMPUC case raise significant contested issues. Although these purchases will be accounted for as investments in securities, the rating agencies should view the Company's debt leverage as having been reduced. The Company currently intends to use cash from temporary investments and future internal cash generation in excess of capital requirements to fund these purchases. As of March 31, 1996, the Company had approximately $114 million in temporary investments. The Company continues to evaluate its investment and debt retirement options to optimize its financing strategy and earnings potential.

On March 12, 1996, the Company's Board of Directors ("Board"), at its regular meeting, declared a cash dividend of 12 cents per common share payable on May 24, 1996, to stockholders of record as of May 1, 1996. The Company has not declared dividends on its common stock since January 1989. The Company's Board reviews the Company's dividend policy on a continuing basis. The declaration of common dividends is dependent upon a number of factors including earnings and financial condition of the Company and market conditions.

                              RESULTS OF OPERATIONS

Net earnings available for common stockholders for the first quarter of 1996 were $26.3 million, an increase of $9.7 million from a year ago. The increase in earnings was attributable to increased wholesale energy sales, decreased non-fuel operation and maintenance ("O&M") expenses and decreased interest charges.

Operating margin for the current quarter increased $.9 million from a year ago due to (i) an increase in gas off-system sales margin, (ii) an 8.5% increase in retail Kwh sales and (iii) a 40.9% increase in Kwh sales to electric wholesale customers. Offsetting such increases was the loss of water revenues of $2.4 million due to the sale of the water division in July 1995.

Non-fuel O&M expenses decreased $8.3 million from a year ago due to (i) an adjustment of $3.4 million for retirees' health care costs, (ii) a reduction in O&M expenses of $4.0 million from the 1995 sales of the water division and gas processing and gathering assets and (iii) decreased PVNGS O&M expense of $2.2 million resulting from the 1995 Unit 2 refueling outage. Offsetting such decrease was increased maintenance expenses of $2.0 million at the San Juan Generating Station ("SJGS") Unit 3 and Four Corners Power Plant Unit 5.

Interest charges and preferred stock dividend requirements for the current quarter decreased $4.3 million and $1.4 million, respectively, from a year ago due to the retirement of the PVNGS lease obligation bonds of $132.7 million in March 1995, repayment of other long-term debt of $57.8 million in 1995 and the redemption of $64.2 million of preferred stock in 1995.


                         OTHER ISSUES FACING THE COMPANY

Gas Rate Case

As previously reported, in August 1995, the Company filed a request for a $13.3 million increase for its retail natural gas sales and transportation rates. NMPUC Staff and intervenors in the case filed their testimony in January 1996. The NMPUC Staff recommended a $2.5 million rate decrease and the New Mexico Attorney General ("AG") recommended a $14.7 million (subsequently revised to $13.2 million) rate decrease. (See PART II, ITEM 7.--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--OTHER ISSUES FACING THE COMPANY--GAS RATE CASE" in the Company's 1995 Form 10-K.)

In March 1996, a stipulated agreement was entered into by the Company, NMPUC Staff, the AG and the Regents of the University of New Mexico. In the stipulation, the Company agreed not to seek a rate increase in this case but would be allowed to recover certain deferred costs incurred through July 1, 1996. It also imposed certain conditions on the Company's transportation customers. Many of the transportation customers opposed the stipulation.

On April 9, 1996, the NMPUC issued an order, declining to set the proposed settlement of the Company's pending rate case for hearing. In its order, the NMPUC ruled that "the nature and extent of the opposition to the stipulation is such that hearing the stipulation will not materially conserve the NMPUC, NMPUC Staff and party resources". The Company filed a request for NMPUC to reconsider its denial of a hearing on the settlement. The Company anticipates that the request for reconsideration will be disposed of by May 13, 1996. Hearings on the Company's originally proposed $13.3 million rate increase began on May 6, 1996.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Federal Deposit Insurance Corporation ("FDIC") Litigation, formerly Resolution Trust Corporation ("RTC") Litigation("MDL-995")

As previously reported, in April 1993, the Company and certain current and former employees of the Company or Meadows Resources, Inc., a wholly-owned subsidiary of the Company ("Meadows"), were named as defendants in an action filed in the United States District Court for the District of Arizona by the RTC. Three of the individuals sued by the RTC have indemnity agreements with the Company. The claims related to alleged actions of the Company's or Meadows' employees in 1987 in connection with a loan procured by Bellamah Community Development ("BCD") (BCD's general partners include Meadows) from Western Savings and Loan Association ("Western") and the purchase by that partnership of property owned by Western. The FDIC (the FDIC was substituted for the RTC as plaintiff in MDL-995 in early 1996) apparently claims that the Company's liability stems from the actions of a former employee who allegedly acted on behalf of the Company for the Company's benefit. The FDIC is claiming in excess of $40 million in actual damages from the BCD/Western transactions and is also claiming damages substantially exceeding that amount on Arizona racketeering, civil conspiracy and aiding and abetting theories. (See PART I, ITEM 3.--"LEGAL PROCEEDINGS--OTHER PROCEEDINGS" in the Company's 1995 Form 10-K.)

On April 11, 1996, representatives of the Company, certain current and former employees of the Company or Meadows ("BCD parties") and the FDIC met with a mediator to continue settlement discussions. The mediation session resulted in an agreement to settle the case for $5.75 million, $3.125 million of which would be paid by the Company and the remainder to be paid by insurance covering the BCD parties. Settlement documents are being drafted for submission to the Court for approval. After consideration of established reserves, the Company believes that there will be no material adverse effect on the Company's financial condition or results of operations.

The Company continues to believe that all of the claims made by the FDIC in this case are without merit but, for business reasons, believes that the settlement is in the best interest of the Company.

PVNGS PROPERTY TAXES

As previously reported, in November 1995, the Arizona Court of Appeals held that an Arizona state property tax law, effective December 31, 1989, is unconstitutional and a lawsuit filed by the PVNGS participants, including the Company, was returned to the Arizona Tax Court for determination of the appropriate remedy consistent with that decision. (See PART 1, ITEM 3.--"LEGAL PROCEEDINGS--PVNGS PROPERTY TAXES" in the Company's 1995 Form 10- K.) On April 23, 1996, the Arizona Department of Revenue and the PVNGS participants reached an agreement to settle the pending litigation. Pursuant to the tentative settlement, the Company will relinquish its claims for relief with respect to prior years and the defendants will not challenge the Court of Appeals' decision concerning prospective relief (for tax years 1996 and thereafter).
Negotiations of the final settlement are continuing.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Annual Meeting

At the meeting of shareholders held on April 30, 1996, the shareholders reelected the following three nominees to serve as directors until the annual meeting of shareholders in 1999, or until their successors are duly elected and qualified, as follows:


                                        Votes
                                       Against                        Broker
   Director          Votes For      or Withheld     Abstentions     Non-Votes
   --------          ---------      -----------     -----------     ---------

L. H. Lattman        37,621,204       313,511            *              *
B. F. Montoya        37,660,865       273,850            *              *
R. M. Price          37,639,262       295,453            *              *

The approval of the selection by the Company's board of directors of Arthur Andersen LLP as independent auditors for the fiscal year ending December 31, 1996, was voted on, as follows:

                       Votes
                      Against                                   Broker
   Votes for        or Withheld           Abstentions          Non-Votes
   ---------        -----------           -----------          ---------

   37,729,817          100,296               104,602               *

The approval of the First Restated and Amended Director Retainer Plan was voted on, as follows:

                       Votes
                      Against                                    Broker
    Votes for       or Withheld           Abstentions           Non-Votes
    ---------       -----------           -----------           ---------

    27,961,014       3,203,253             1,325,994                *

The approval of the First Restated and Amended Performance Stock Plan was voted on, as follows:

                       Votes
                      Against                                    Broker
     Votes for      or Withheld           Abstentions           Non-Votes
     ---------      -----------           -----------           ---------

    27,766,298       3,427,505             1,296,208                *


* Not applicable or not readily available.

ITEM 5. OTHER INFORMATION

Rulings from Federal Energy Regulatory Commission ("FERC")

On April 24, 1996, the FERC issued several orders and a Notice of Proposed Rulemaking ("NOPR"), related to the provision of transmission service by public utilities.

FERC Order 888 addresses both open transmission access and stranded costs. Order 888 requires all public utilities that own, operate or control interstate transmission facilities to file open access transmission tariffs, offering other users the same services the public utility provides to itself, under comparable terms and conditions. In addition, such transmission owning public utilities will be required to "purchase" transmission services from themselves in order to engage in wholesale generation transactions. On April 10, 1996, the Company filed an open access transmission tariff. As a result of Order 888, the Company will be required to make a compliance filing, making the appropriate changes to the filed open access tariff to bring its terms and conditions into compliance with Order 888. The Company's April 10 filing was generally in compliance with the terms and conditions of Order 888. As a result, the Company does not anticipate any material changes being required to comply with Order 888.

Order 888 also addresses conditions required for public utilities to be granted the right to market-based rates for wholesale power sales. On April 10, the Company also filed a market-based rate tariff that would enable the Company to sell in the wholesale power market at market-based rates rather than rates limited by cost of service. The Company believes that it meets the criteria established in Order 888 for such a tariff.

Both the open access tariff filing and the market-based tariff filing by the Company await FERC action. The Company has requested June 1, 1996 as an effective date for both tariffs, but will require a short extension of time to bring the open access tariff into compliance. The FERC has also required power pools to file open access tariffs. The Company is a member of the Inland Power Pool and the Western Systems Power Pool. The membership of both pools is evaluating Order 888 and will take the appropriate steps to address compliance with the order.

Order 888 also establishes federal rules for the recovery of stranded costs by public utilities. The FERC will allow recovery of stranded costs under certain circumstances. Wholesale stranded cost recovery will be determined based on expected revenues loss from a departing wholesale requirements customer, net of transmission revenues that would be received by the public utility (if such service is provided) and net of mitigation efforts by the public utility. Mitigation efforts include the public utility marketing the stranded assets it holds that had previously been used to serve the departing customer.

The open access and stranded asset rules will be effective on July 1, 1996.

On April 24, FERC also issued Order 889, requiring public utilities to install and operate an Open Access Same-time Information System ("OASIS") and comply with certain standards of conduct among its employees in transmission operations and wholesale power marketing. The standards of conduct are designed to prevent employees of a public utility or its affiliates engaged in marketing functions from obtaining preferential access to OASIS-related information or from engaging in unduly discriminatory business practices.

Public utilities will be required to separate transmission operations and reliability functions from the marketing and merchant functions and prevent system operation personnel from providing information to marketing personnel that is not available to all customers at the same time through public posting on the OASIS. Order 889 requires implementation of the standards of conduct on July 1, 1996, and implementation of an OASIS no later than November 1, 1996. The FERC anticipates that the OASIS will be made available to the public via the Internet.

The NOPR seeks further comments and input from the industry regarding further changes to the method by which customers access and use the transmission systems of public utilities. The FERC proposes replacement of the network and point-to-point transmission service concepts embodied in Order 888 with a single capacity reservation system that would further enhance the provision of "comparable" transmission service among all transmission users. Comments are due to the FERC no later than August 1, 1996.

The Company continues to assess these rules and the NOPR and the effects thereof.

FERC Rate Filings

On April 1, 1996, the Company filed a notice of change in rates for its firm transmission service for all point-to-point and network customers on the Company's transmission system. The Company also requested changes for services provided to two customers who receive integration and transmission service for power purchased from a third party. The rates proposed under the request would increase projected 1996 transmission revenues by approximately $10.5 million. The request would also bring certain pricing and service terms into compliance with FERC Order 888 and current FERC policy. In particular, the Company seeks to have transmission service provided to Plains Electric Generation and Transmission Cooperative, Inc., ("Plains") designated by the FERC as network transmission service.

The  Company  has also  requested  that this  filing be  consolidated  with four
Section 206 complaint proceedings submitted by four of the affected customers filed in 1995, as well as a proceeding related to the Company's provision of firm transmission service to El Paso Electric Company. (See PART II, ITEM 7.--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--OTHER ISSUES FACING THE COMPANY--Transmission Disputes" in the Company's 1995 Form 10-K.)

The Company has requested an effective date of June 1, 1996, for the rates requested in this filing, with the exception of one service agreement with Plains, which would have an effective date of July 1, 1996. The Company has filed the same cost support in the open access tariff filing and anticipates that the FERC will determine rates for the open access tariff based on the results of the rate change proceeding.

Energy and Utility Related Subsidiaries

As previously reported, in June 1995, the Company filed an application for authorization for the creation of three wholly-owned subsidiaries and sought approval to invest a maximum of $50 million in the three subsidiaries over time and to enter into reciprocal loan agreements for up to $30 million with these subsidiaries. In January 1996, the hearing examiner assigned to the case recommended that the NMPUC deny the NMPUC Staff's motion to have the case dismissed. In February 1996, the NMPUC Staff filed a motion seeking to have the Company report on its non-regulated activities, explain why NMPUC approval is not required and why sanctions should not be considered if approval is required. The Company filed its response describing its activities and presented legal authority demonstrating its compliance with the New Mexico Public Utility Act. (See PART 1, ITEM 1.--"BUSINESS--RATES AND REGULATION--Energy and Utility Related Subsidiaries" in the 1995 Form 10-K.)

On March 5, 1996, the NMPUC issued an order adopting the hearing examiner's recommendation and denied NMPUC Staff's motion to dismiss the case. The NMPUC has not acted on the NMPUC Staff's subsequent motion. On April 3, 1996, the hearing examiner issued a second procedural order and a hearing in the case has been scheduled for July 8, 1996. The Company is currently having discussions with the NMPUC Staff and other intervenors regarding their concerns on the Company's request. The Company currently cannot predict the ultimate outcome of this proceeding but intends to vigorously defend against any allegation that it is in violation of any legal requirements.

Gas Transmission Pipeline

As previously reported, the Company leases approximately 130 miles of transmission pipeline from the Department of Energy ("DOE") for transportation of natural gas to certain customers in northern New Mexico, including the county of Los Alamos and Los Alamos National Laboratory. (See PART I, ITEM 2.--"PROPERTIES--NATURAL GAS" in the 1995 Form 10-K.) On March 15, 1996, the DOE issued a request for proposal ("RFP") for the sale of the pipeline. The RFP provides that proposals for purchase of the line be received by May 30, 1996 and the closing be completed by September 30, 1996. The Company plans to submit a bid. If the Company is the successful bidder, transfer of the property would be completed by the end of 1996, subject to resolution of outstanding right-of-way issues.

Department of Labor Matter (PVNGS)

In 1993, a Department of Labor ("DOL") Administrative Law Judge ("ALJ") issued a Recommended Decision and Order finding that Arizona Public Service Company ("APS"), as the operating agent of PVNGS, discriminated against a former contract employee who worked at PVNGS because he engaged in protected activities (as defined under Federal regulations). APS and the former contract employee who had raised the DOL claim entered into a settlement agreement which was approved by the Secretary of Labor in June 1995. By letter dated March 7, 1996, the Nuclear Regulatory Commission ("NRC") sent a Notice of Violation and Proposed Imposition of Civil Penalty notifying APS that the NRC proposes to impose a $100,000 civil penalty for a "Severity Level III" violation of NRC requirements relating to the circumstances surrounding this matter. The NRC also concluded in its March 7, 1996 letter that APS's actions taken and planned to correct the violation have already been addressed and therefore APS is not required to respond to the Notice of Violation. APS paid the associated penalty in April 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.     Exhibits:

       10.68 Master Decommissioning Trust Agreement for Palo Verde Nuclear Generating Station dated March 15, 1996, between Public Service Company of New Mexico and Mellon Bank, N.A.

       15.0     Letter Re Unaudited Interim Financial Information

       27       Financial Data Schedule

       99.3 Trust Indenture, Mortgage, Security Agreement and Assignment of Rents dated as of December 16, 1985, between the First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Indenture Trustee together with Supplemental Indentures Nos. 1 and 2 (refiled).

b.     Reports on Form 8-K:

       Report dated March 13, 1996 and filed March 13, 1996, relating to the Declaration of Cash Dividends on Common Stock.

                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PUBLIC SERVICE COMPANY OF NEW MEXICO
                                    ------------------------------------
                                                (Registrant)

Date:  May 8, 1996                           /s/ Donna M. Burnett
                                    ------------------------------------
                                              Donna M. Burnett
                                          Corporate Controller and
                                          Chief Accounting Officer
                                         (Officer duly authorized to
                                              sign this report)