Form 10-Q
period 1996-06-30
PUBLIC SERVICE CO OF NEW MEXICO
filed 1996-08-02
CIK 81023

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the period ended June 30, 1996

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock--$5.00 par value                          41,774,083 shares
- -----------------------------                          -----------------
           Class                                Outstanding at August 1, 1996

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                                      INDEX



                                                                        Page No.
PART I.  FINANCIAL INFORMATION:

        Report of Independent Public Accountants.........................   3

   ITEM 1.  FINANCIAL STATEMENTS

        Consolidated Statements of Earnings--
        Three Months and Six Months Ended June 30, 1996 and 1995.........   4

        Consolidated Balance Sheets--
        June 30, 1996 and December 31, 1995..............................   5

        Consolidated Statements of Cash Flows--
        Six Months Ended June 30, 1996 and 1995..........................   6

        Notes to Consolidated Financial Statements.......................   7

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................   8

PART II.  OTHER INFORMATION:

   ITEM 1.  LEGAL PROCEEDINGS............................................  12

   ITEM 5.  OTHER INFORMATION............................................  13

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................  15

Signature................................................................  16

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Public Service Company of New Mexico:


We have reviewed the accompanying condensed consolidated balance sheet of Public Service Company of New Mexico (a New Mexico corporation) and subsidiaries as of June 30, 1996, and the related condensed consolidated statements of earnings for the three-month and six-month periods ended June 30, 1996 and 1995, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the company's management.

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



Albuquerque, New Mexico
August 2, 1996


ITEM 1.  FINANCIAL STATEMENTS

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                               Three Months Ended      Six Months Ended
                                                    June 30                June 30
                                              -------------------   ---------------------
                                                1996       1995       1996        1995
                                                ----       ----       ----        ----
                                                (In thousands except per share amounts)

Operating revenues:
  Electric                                    $ 154,438  $ 136,698  $ 306,540   $ 278,306
  Gas                                            43,159     51,126    132,961     137,326
  Water                                              --      3,708         --       6,135
                                              ---------  ---------  ---------   ---------
    Total operating revenues                    197,597    191,532    439,501     421,767
                                              ---------  ---------  ---------   ---------

Operating expenses:
  Fuel and purchased power                       40,848     32,923     80,573      64,789
  Gas purchased for resale                       19,214     20,414     65,703      63,996
  Other operation and maintenance                78,582     78,037    151,482     159,248
  Depreciation and amortization                  18,555     20,737     38,585      41,252
  Taxes, other than income taxes                  8,598      8,869     17,828      18,538
  Income taxes                                    6,454      5,528     21,509      15,189
                                              ---------  ---------   ---------  ---------
    Total operating expenses                    172,251    166,508    375,680     363,012
                                              ---------  ---------   ---------  ---------
    Operating income                             25,346     25,024     63,821      58,755
                                              ---------  ---------  ---------   ---------

Other income and deductions, net of taxes:        1,036     13,118      1,853      14,693
    Income before interest charges               26,382     38,142     65,674      73,448
                                              ---------  ---------  ---------   ---------

Interest charges:
  Interest on long-term debt                     12,118     12,957     24,203      28,391
  Other interest charges                            722      1,766      1,481       3,454
    Net interest charges                         12,840     14,723     25,684      31,845
                                              ---------  ---------  ---------   ---------

Net earnings                                     13,542     23,419     39,990      41,603
Preferred stock dividend requirements               146      1,534        293       3,072
                                              ---------  ---------  ---------   ---------
Net earnings applicable to common stock       $  13,396  $  21,885  $  39,697   $  38,531
                                              =========  =========  =========   =========
Average shares of common stock outstanding       41,774     41,774     41,774      41,774
                                              =========  =========  =========   =========
Net earnings per share of common stock        $    0.32  $    0.52  $    0.95   $    0.92
                                              =========  =========  =========   =========
Dividends paid per share of common stock      $    0.12  $   --     $    0.12   $   --
                                              =========  =========  =========   =========



The accompanying notes are an integral part of these financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                      June 30,    December 31,
                                                        1996         1995
                                                     ----------   -----------
                                                    (Unaudited)
                                                         (In thousands)
ASSETS
Utility plant                                        $2,492,650   $2,467,161
Accumulated provision for depreciation
  and amortization                                     (921,468)    (892,727)
                                                     ----------   ----------
      Net utility plant                               1,571,182    1,574,434
                                                     ----------   ----------
Other property and investments                           35,390       33,433
                                                     ----------   ----------

Current assets:
    Cash                                                  6,157        4,228
    Temporary investments, at cost                      129,131       95,972
    Receivables                                         121,438      127,642
    Income taxes receivable                              --            4,792
    Fuel, materials and supplies                         43,696       44,660
    Gas in underground storage                            2,670        5,431
    Other current assets                                  9,083        7,186
                                                     ----------   ----------
      Total current assets                              312,175      289,911
                                                     ----------   ----------
Deferred charges                                        132,927      137,891
                                                     ----------   ----------
                                                     $2,051,674   $2,035,669
                                                     ==========   ==========

CAPITALIZATION AND LIABILITIES
Capitalization:
    Common stock equity:
       Common stock                                  $  208,870   $  208,870
       Additional paid-in capital                       470,358      470,358
       Excess pension liability, net of tax              (2,101)      (1,623)
       Retained earnings since January 1, 1989           54,914       25,243
                                                     ----------   ----------
          Total common stock equity                     732,041      702,848
    Cumulative preferred stock without mandatory
      redemption requirements                            12,800       12,800
    Long-term debt, less current maturities             712,593      728,843
                                                     ----------   ----------
          Total capitalization                        1,457,434    1,444,491
                                                     ----------   ----------

Current liabilities:
    Short-term debt                                      --           --
    Accounts payable                                     84,274       93,666
    Dividends payable                                     5,453          147
    Current maturities of long-term debt                 16,250          146
    Accrued interest and taxes                           26,716       26,856
    Other current liabilities                            38,523       44,552
                                                     ----------   ----------
          Total current liabilities                     171,216      165,367
                                                     ----------   ----------
Deferred credits                                        423,024      425,811
                                                     ----------   ----------
                                                     $2,051,674   $2,035,669
                                                     ==========   ==========


The accompanying notes are an integral part of these financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                             Six Months Ended
                                                                  June 30
                                                            ------------------
                                                              1996     1995
                                                            -------- ---------
                                                              (In thousands)

Cash Flows From Operating Activities:
  Net earnings                                              $39,990  $  41,603
  Adjustments to reconcile net earnings to net cash flows
    from operating activities:
      Depreciation and amortization                          47,219     49,621
      Gain on sale of plant and property                     --        (28,126)
      Accumulated deferred investment tax credit             (2,332)    (2,325)
      Accumulated deferred income tax                            20    (40,113)
      Changes in certain assets and liabilities:
        Receivables                                          10,996     36,734
        Fuel, materials and supplies                          3,726    (33,050)
                                                                         1,895
        Deferred charges                                      4,515     11,418
        Accounts payable                                     (9,436)   (29,723)
        Accrued interest and taxes                             (140)    46,975
                                                                         9,075
        Deferred credits                                     (5,601)    22,415
        Other                                                (7,447)     5,542
      Other, net                                              2,958      3,583
                                                            -------  ---------
        Net cash flows from operating activities             84,468     84,554
                                                            -------  ---------

Cash Flows From Investing Activities:
  Utility plant additions                                    40,655)   (49,127)
  Utility plant sales                                        --        154,087
  Other property additions                                   (3,089)      (107)
  Temporary investments, net                                 33,159)   (85,564)
                                                            -------  ---------
        Net cash flows from investing activities             76,903)    19,289
                                                            -------  ---------

Cash Flows From Financing Activities:
  Redemptions of PV lease obligation bonds                   --       (132,663)
  Redemptions and repurchases of preferred stock             --           (208)
  Bond redemption premium and costs                            (196)      (253)
  Proceeds from asset securitization                         --         18,758
  Repayments of other long-term debt                           (179)   (28,007)
  Net increase in short-term debt                            --         35,550
  Dividends paid                                             (5,261)    (3,076)
                                                            -------  ---------
        Net cash flows from financing activities             (5,636)  (109,899)
                                                            -------  ---------

Increase (decrease) in cash                                   1,929     (6,056)
Cash at beginning of period                                   4,228     21,029
                                                            -------  ---------
Cash at end of period                                       $ 6,157  $  14,973
                                                            =======  =========

Supplemental Cash Flow Disclosures:
  Interest paid                                             $25,205  $  36,972
                                                            =======  =========
  Income taxes paid, net                                    $25,500  $  15,200
                                                            =======  =========

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS


The Company's 1995 Form 10-K PART II, ITEM 7.--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" discussed management's assessment of the Company's financial condition, results of operations and other issues facing the Company. The following discussion and analysis by management focuses on those factors that had a material effect on the Company's financial condition and results of operations during the three and six months ended June 30, 1996 and 1995. It should be read in conjunction with the Company's consolidated financial statements. Trends and contingencies of a material nature are discussed to the extent known and considered relevant.

                         Liquidity and Capital Resources

The capital requirements for 1996 were originally projected at $207 million, including a discretionary cash outlay for debt retirement of $90 million. Due to the Company's proposed plan for the purchase of up to $300 million of the Palo Verde Nuclear Generation Station ("PVNGS") lease obligation bonds and Eastern Interconnection Project ("EIP") secured facility bonds over the next three years (discussed below), total capital requirements for 1996 have been revised to $317 million. The revised capital requirements contemplate the purchase of $200 million of PVNGS lease obligation bonds during the remainder of 1996, which is subject to the New Mexico Public Utility Commission ("NMPUC") approval. The Company spent approximately $41 million for its utility construction expenditures during the first half of 1996. For the second half of 1996, the Company anticipates it will spend approximately $74 million for additional utility construction expenditures.

The Company expects that such cash requirements are to be met primarily through internally-generated cash. However, to cover differences in the amounts and timing of cash generation and cash requirements, the Company intends to utilize short-term borrowings under its liquidity arrangements. At June 30, 1996, the Company had available liquidity arrangements of $211 million, consisting of a $100 million secured revolving credit facility ("Facility"), a $100 million credit facility collateralized by the Company's utility customer accounts receivable and certain amounts being recovered from gas customers relating to certain gas contract settlements ("Accounts Receivable Facility") and $11 million in local lines of credit. The Accounts Receivable Facility has a five year term. The Facility will expire in June 1998 and includes a maximum allowed debt to capitalization ratio of 70%. As of June 30, 1996, such ratio was 64.2 %.

In March 1996, the Company filed for the NMPUC approval to purchase up to $300 million of PVNGS lease obligation bonds and/or EIP secured facility bonds over the next three years. Although these purchases will be accounted for as investments in securities, the rating agencies will view the Company's debt leverage as having been reduced. On July 12, 1996, the Company received a recommended decision from the hearing examiner recommending that the NMPUC approve the Company's request. The Company is awaiting final decision from the NMPUC. The Company currently intends to use cash from temporary investments and liquidity arrangements to fund these purchases.
                                        8

As of June 30, 1996, the Company had approximately $129 million in temporary investments. On July 8, 1996, the Company requested NMPUC approval to refinance $23 million of the 1984 series A Pollution Control Revenue Bonds and $77 million of the 1977 series Pollution Control Revenue Refunding Bonds. The Company continues to evaluate its investment and debt retirement options to optimize its financing strategy and earnings potential.

Credit Rating and Dividends

Moody's Investors Service ("Moody's") has recently revised the rating outlook on the Company to "positive" from "stable" based on planned debt repayments by the Company over the course of the next three years. Moody's also stated that "to the extent that management is able to maintain its current focus, Moody's anticipates a material improvement in the Company's financial profile". In May 1996, the Company resumed the payment of cash dividends on common stock beginning with a quarterly dividend of 12 cents per common share to stockholders of record as of May 1, 1996. On June 11, 1996, the Company's board of directors ("Board") declared a quarterly cash dividend of 12 cents per common share, payable August 23, 1996, to stockholders of record as of August 1, 1996. The Company's Board reviews the Company's dividend policy on a continuing basis. The declaration of a common dividend is dependent upon a number of factors including earnings and financial condition of the Company and market conditions.


                              RESULTS OF OPERATIONS

Net earnings applicable to common stock decreased $8.5 million ($.20 per share) for the quarter ended June 30, 1996 from the same quarter of last year due to a gain, net of tax, of $13.1 million ($.31 per share) recognized from the sale of certain of the Company's gas assets in June 1995. Net earnings applicable to common stock for the six months ended June 30, 1996 increased $1.2 million ($.03 per share) from the same period of last year.

Electric gross margin (electric operating revenues less fuel and purchased power expense) increased $9.8 million and $12.5 million for the quarter and six months ended June 30, 1996, respectively, from the corresponding periods a year ago. These increases were attributable to retail load growth and warmer than normal weather in the second quarter of 1996 and increased off-system sales margin due to the Company's aggressive marketing strategies aided by the warmer than normal weather.

Gas gross margin (gas operating revenues less gas purchased for resale) decreased $6.8 million and $6.1 million for the quarter and six months ended June 30, 1996, respectively, from the corresponding periods a year ago. The main contributor to these decreases was the effect of the sale of the gas assets in 1995, which was partially offset by increased off-system sales margin in the current periods.

The sale of the Company's water division in July 1995 has reduced the current year operating revenues by $3.7 million and $6.1 million for the quarter and the six months ended June 30, 1996, respectively.

Other operation and maintenance ("O&M") expenses increased $.5 million for the quarter over the corresponding period a year ago due to increases in (i) labor expense of $2.7 million and (ii) office supplies and expense and outside services of $2.7 million. Such increases were offset by the O&M reduction of $4.3 million resulting from the sales of the water division and certain gas assets and decreased employee benefits expense of $1.2 million.

Other O&M expenses for the six months ended June 30, 1996 decreased $7.8 million from the corresponding period last year due to (i) a reduction in O&M expense of $8.8 million resulting from the sales of the water division and certain gas assets in 1995, (ii) an adjustment of $3.4 million for retirees' health care costs in 1996, and (iii) decreased other employee benefits expense of $2.0 million. Offsetting such decreases were (i) increased office supplies and expense and outside service expense of $4.3 million and (ii) increased labor expense of $2.7 million.

Depreciation and amortization expenses decreased $2.2 million and $2.7 million for the quarter and six months ended June 30, 1996, respectively, from the corresponding periods a year ago as a result of the sale of the Company's water division and gas assets in 1995 and an adjustment recorded in the second quarter of 1996 for the over amortization of certain intangible utility plant.

Operating income taxes for the quarter and six months ended June 30, 1996 increased $.9 million and $6.3 million, respectively, over the corresponding periods a year ago due to increased pre-tax earnings for the current periods.

Other income and deductions, net of taxes, for the quarter and six months ended June 30, 1996 decreased $12.1 million and $12.8 million, respectively, from the corresponding periods a year ago. Significant items, net of taxes, for the 1995 quarter included the gain of $13.1 million from the gas assets sale in June 1995 and income of $1.4 million related to adjusting reclamation reserves for certain mining operations. Offsetting such decreases was an additional 1995 regulatory reserve of $1.5 million. In addition, year-to-date 1995 included an after-tax accrual of $2.6 million of income pertaining to the carrying costs related to gas take-or-pay settlement amounts, which was offset by an after-tax write off of debt retirement costs of $.9 million.

Net interest charges decreased $1.9 million and $6.2 million for the quarter and six months ended June 30, 1996, respectively, from the corresponding periods a year ago. The quarter decrease was due to the higher short term borrowings incurred for the retirement of the PVNGS lease obligation bonds of $132.7 million in 1995. The six month decrease also resulted from the retirement of the PVNGS lease obligation bonds in March 1995.

Preferred stock dividend requirements decreased $1.4 million and $2.8 million for the quarter and six months ended June 30, 1996, respectively, from the corresponding periods a year ago due to the retirement of $64 million of preferred stock in August 1995.

                         OTHER ISSUES FACING THE COMPANY

Gas Rate Case

As previously reported, in August 1995, the Company filed a request for a $13.3 million increase for its retail natural gas sales and transportation rates. The NMPUC Staff and intervenors in the case filed their testimony in January 1996. The NMPUC Staff recommended a $2.5 million rate decrease and the New Mexico Attorney General ("AG") recommended a $13.2 million rate decrease. (See PART II,
ITEM 7.--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--OTHER ISSUES FACING THE COMPANY--GAS RATE CASE" in the 1995 Form 10-K.)

In March 1996, a stipulated agreement was entered into by the Company, NMPUC Staff, the AG and the Regents of the University of New Mexico, whereby the Company agreed not to seek a rate increase in this case but would be allowed to recover certain deferred costs incurred through July 1, 1996. It also imposed certain conditions on the Company's transportation customers. Many of the transportation customers opposed the stipulation. In April 1996, the NMPUC issued an order, rejecting a hearing of the proposed settlement and adopting a procedure for hearings on the Company's originally proposed $13.3 million rate increase.

The hearings which began on May 6, 1996 have been completed. The Company is currently awaiting the hearing examiner's recommended decision which is expected before mid-August and the NMPUC's final order is expected before mid-September. The Company is currently unable to predict the ultimate outcome of this proceeding.

Santa Fe Station

As previously reported, the New Mexico Environment Department ("NMED") was conducting an investigation of the groundwater contamination detected beneath the former Santa Fe Generating Station ("Santa Fe Station") site to determine the source of the contamination. The Company has been and is continuing to cooperate with the NMED site investigation pursuant to a settlement agreement between the Company and the NMED. In May 1995, the NMED notified the Company that the NMED had determined that the Santa Fe Station was the source of gasoline contaminated groundwater at the site and vicinity. The Company contested the NMED's determination and believes insufficient data exists to identify the sources of groundwater contamination. At the request of the NMED, the Company conducted a minimum site assessment ("MSA") of the two former underground storage tank sites at the Santa Fe Station under the settlement agreement. The MSA report, which indicated that the Santa Fe Station did not appear to have been a source of gasoline contamination, was submitted to the NMED and is currently pending NMED review. (See PART II, ITEM 7.--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-- OTHER ISSUES FACING THE COMPANY" in the 1995 Form 10-K.)

On June 24, 1996, the Company received a letter from the NMED, indicating that the NMED believes that the Company is the source of gasoline contamination in a municipal well supplying the City of Santa Fe and the groundwater underlying the Santa Fe Station. Further, the letter stated that the Company was required to proceed with interim remediation of the contamination pursuant to the New Mexico Water Quality Control Commission ("NMWQCC") regulations. The Company intends to vigorously contest and defend against this determination. In that respect, the

Company has invoked the dispute resolution process of the settlement agreement and filed an administrative appeal of this determination with the NMWQCC. Concurrently with this appeal, the Company and the NMED have engaged in settlement discussions for possible resolution of this dispute. These discussions are ongoing and the Company is currently unable to predict the ultimate outcome of the settlement discussions.

PART II- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Republic Savings Bank ("RSB") Litigation

On July 1, 1996, in a 7-2 decision in the case of United States v. Winstar Corporation, the United States Supreme Court ruled that the federal government had breached its contractual obligations with certain thrifts in refusing to recognize the accounting practices of supervisory goodwill and capital credits. Contracts had been negotiated with certain federal agencies providing for the purchase of failing thrifts on the condition that supervisory goodwill and capital credits be recognized for purposes of determining compliance with regulatory capital requirements. When Congress enacted the Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA") in 1989, these accounting practices were prohibited, thus driving otherwise healthy thrifts out of compliance with the capital requirements. Many, including RSB, were taken over and liquidated as a result.

Meadows owns indirectly a 50% ownership interest in Republic Holding Company ("RHC"), and RSB was a wholly-owned subsidiary of RHC. Meadows and RHC have pending before the United States Court of Federal Claims, a lawsuit filed on April 13, 1992, alleging similar contractual arrangements to those at issue in the Winstar case. The federal government has filed a counterclaim alleging breach by RHC of its obligation to maintain RSB's net worth and has moved to dismiss Meadows' claim for lack of standing.

RSB was the thrift organized upon the acquisition of Citizens Federal Savings and Loan Association and Fireside Federal Savings and Loan Association, both
Illinois corporations, in 1985. The plaintiffs invested $17 million of new capital in the failing institutions. The federal regulators expressly promised that approximately $23 million of supervisory goodwill created by the transaction could be accounted for as an intangible asset to be counted toward regulatory capital. Additionally, the regulators promised to allow a $3 million cash contribution by the Federal Savings and Loan Insurance Corporation to be recorded as a direct credit to regulatory capital. On June 5, 1992, the Office of Thrift Supervision placed RSB in receivership and appointed the Resolution Trust Corporation ("RTC") as receiver. On November 6, 1992, RTC sold RSB as a going concern for a premium of nearly $1 million, with approximately $215.5 million in assets and $203.9 million in liabilities.

The RSB case has been held in abeyance pending the ruling by the Supreme Court. The Company believes that the Winstar decision establishes the federal government's liability to Meadows and RHC in the RSB litigation and the amount of damages owed as a result will be vigorously litigated. It is premature to estimate the amount of recovery, if any, by Meadows and RHC.

PVNGS Property Taxes

As previously reported, in November 1995, the Arizona Court of Appeals held that an Arizona state property tax law, effective December 31, 1989, is unconstitutional and a lawsuit filed by the PVNGS participants, including the Company, was returned to the Arizona Tax Court for determination of the appropriate remedy consistent with that decision. (See PART I, ITEM 3.--"LEGAL PROCEEDINGS--PVNGS PROPERTY TAXES" in the 1995 Form 10-K.) In April 1996, the participants and the Arizona Department of Revenue reached an agreement to settle the pending litigation. Pursuant to the tentative settlement, the Company will relinquish its claims for relief with respect to prior years and the defendants will not challenge the Court of Appeals' decision concerning prospective relief (for tax years 1996 and thereafter).

On July 18, 1996, the Arizona legislature passed, and the Governor of Arizona subsequently signed, a property tax reduction which codifies the terms of the settlement. Final documents are currently being prepared for the signatures of the parties to this action. The result of the legislation and the settlement would be a reduction in the Company's Arizona property tax of approximately $3.5 million annually beginning in 1996 and extending at least three years, barring any subsequent changes in the applicable tax law.

ITEM 5. OTHER INFORMATION

Energy and Utility Related Subsidiaries

As previously reported, in June 1995, the Company filed an application for authorization for the creation of three wholly-owned subsidiaries and sought approval to invest a maximum of $50 million in the three subsidiaries over time and to enter into reciprocal loan agreements for up to $30 million with these subsidiaries. In January 1996, the hearing examiner assigned to the case recommended that the NMPUC deny the Staff's motion to have the case dismissed. In February 1996, the NMPUC Staff filed a motion seeking to have the Company report on its non-regulated activities, explain why NMPUC approval is not required and why sanctions should not be considered if approval is required. The Company filed its response describing its activities and presented legal authority demonstrating its compliance with the New Mexico Public Utility Act. (See PART 1, ITEM 1.--"BUSINESS--RATES AND REGULATION--Energy and Utility Related Subsidiaries" in the 1995 10-K.)

In March 1996, the NMPUC issued an order adopting the hearing examiner's recommendation and denied NMPUC Staff's motion to dismiss the case. On July 8, 1996, hearings in the case began and were concluded on July 19, 1996. The Company currently cannot predict the ultimate outcome of this proceeding but intends to vigorously defend against any allegation that it is in violation of any legal requirements.

Proposed Rulemaking

On June 5, 1995, the NMPUC issued a Notice of Inquiry ("NOI") seeking comments on whether and how NMPUC Rule 450, which governs affiliate transactions, should be revised. On June 3, 1996, the NMPUC issued its Notice of Proposed Rulemaking and Order on the NOI proposing certain amendments to NMPUC Rule 450 and seeking comments and suggested language changes to its proposed amendments by August 5,

1996. The proposed amendments would, in effect, limit the Company's non-utility business ventures. The Company will vigorously oppose these limitations and intends to file comments and suggested language changes. The Company contends that many of the proposed amendments are unwarranted or prohibited under the New Mexico Public Utility Act.

Gas Transmission Pipeline

As previously reported, in May 1996, the Company submitted a bid for acquiring a gas transmission pipeline from the Department of Energy ("DOE") which had issued a request for proposal for the sale of 130 miles of transmission pipeline and associated right-of-way ("DOE pipeline"). The Company currently leases the DOE pipeline from the DOE for transportation of natural gas to certain customers in northern New Mexico, including the county of Los Alamos and Los Alamos National Laboratory. (See PART I, ITEM 2.--"PROPERTIES--NATURAL GAS" in the 1995 Form 10-K.) On June 21, 1996, the DOE accepted the Company's proposal to purchase the DOE pipeline for $3.1 million, subject to the successful negotiations of the transfer and transitional transportation agreements. The acquisition by the Company is subject to the approval of the NMPUC and the DOE providing right-of-way satisfactory to the Company. The parties are working to close the transaction by September 30, 1996.

Palo Verde Nuclear Generating Station

On July 5, 1996, the Nuclear Regulatory Commission ("NRC") issued a Systematic Assessment of Licensee Performance ("SALP") for PVNGS. The SALP report evaluates the station's performance as it relates to safe operation of nuclear power generation for the period of December 1, 1994 through June 1, 1996. The SALP reports rate nuclear plants in four functional areas--plant operations, maintenance, engineering and plant support, and assign ratings of category 1, 2 or 3, reflecting "superior", "good" or "adequate" performance, respectively. The NRC rated PVNGS "superior" in the areas of operations, maintenance and engineering, and "good" in the area of plant support. In the previous SALP report issued in December 1994, all four areas of PVNGS were rated as "good".

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.     Exhibits:

       10.56.1 Amended and Restated Receivables Purchase Agreement dated May 20, 1996, between Public Service Company of New Mexico, Citibank and Citicorp North America, Inc., and Amended Restated Collection Agent Agreement dated May 20, 1996, between Public Service Company of New Mexico, Corporate Receivables Corporation and Citibank, N.A.

       15.0         Letter Re Unaudited Interim Financial Information

       27           Financial Data Schedule

       In  addition  to  those  exhibits   listed  above,   the  Company  hereby
       incorporates the following exhibits pursuant to Exchange Act Rule 126-32 and Regulation S-K, section iv, paragraph (d):


                Description                              Filed as Exhibit

First Restated and Amended Public Service 99.1 of the Form S-8 Registration Company of New Mexico Director Retainer Plan Statement No. 333-03303 filed May
                                               8, 1996.
First Restated and Amended Public Service      99.1 of the Form S-8 Registration
Company of New Mexico Performance Stock        Statement No. 333-03289 filed May
Plan                                           8, 1996.

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


                                       PUBLIC SERVICE COMPANY OF NEW MEXICO
                                                     (Registrant)

Date:  August 2, 1996                           /s/ Donna M. Burnett
                                       ------------------------------------
                                                  Donna M. Burnett
                                              Corporate Controller and
                                              Chief Accounting Officer
                                   (Officer duly authorized to sign this report)