Form 10-Q
period 1996-09-30
PUBLIC SERVICE CO OF NEW MEXICO
filed 1996-10-31
CIK 81023

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                   For the period ended       September 30, 1996
                                         -----------------------------

                                       OR

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                         to

                       Commission file number   1-6986
                                              ----------

                      PUBLIC SERVICE COMPANY OF NEW MEXICO
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

              New Mexico                                    85-0019030
              ----------                                    ----------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock--$5.00 par value                    41,774,083 shares
    -----------------------------              -------------------------------
                  Class                        Outstanding at October 31, 1996

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                                      INDEX



                                                                       Page No.
PART I.  FINANCIAL INFORMATION:

        Report of Independent Public Accountants..........................  3

   ITEM 1.  FINANCIAL STATEMENTS

        Consolidated Statements of Earnings--
        Three Months and Nine Months Ended September 30, 1996 and 1995....  4

        Consolidated Balance Sheets--
        September 30, 1996 and December 31, 1995..........................  5

        Consolidated Statements of Cash Flows--
        Nine Months Ended September 30, 1996 and 1995.....................  6

        Notes to Consolidated Financial Statements........................  7

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....................  8

PART II.  OTHER INFORMATION:

   ITEM 5.  OTHER INFORMATION............................................. 15

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................. 17

Signature   .............................................................. 18

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Public Service Company of New Mexico:


We have reviewed the accompanying condensed consolidated balance sheet of Public Service Company of New Mexico (a New Mexico corporation) and subsidiaries as of September 30, 1996, and the related condensed consolidated statements of earnings for the three-month and nine-month periods ended September 30, 1996 and 1995, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the company's management.

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



                                        ARTHUR ANDERSEN LLP



Albuquerque, New Mexico
October 29, 1996

ITEM 1.  FINANCIAL STATEMENTS

                       PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF EARNINGS
                                          (Unaudited)
                                                   Three Months Ended         Nine Months Ended
                                                      September 30              September 30
                                                ------------------------   -----------------------
                                                   1996         1995          1996         1995
                                                ----------    ---------    ---------    ----------
                                                     (In thousands except per share amounts)

Operating revenues:
  Electric                                       $ 180,214    $ 168,115    $ 486,754    $  446,421
  Gas                                               30,543       27,410      163,504       164,736
  Water                                                  0           61            0         6,196
                                                 ---------    ---------    ---------    ----------
    Total operating revenues                       210,757      195,586      650,258       617,353
                                                 ---------    ---------    ---------    ----------

Operating expenses:
  Fuel and purchased power                          47,786       40,980      128,359       105,769
  Gas purchased for resale                           9,877        7,480       75,580        71,476
  Other operation and maintenance                   80,906       71,641      232,388       230,889
  Depreciation and amortization                     19,835       19,767       58,420        61,019
  Taxes, other than income taxes                     9,079        8,321       26,907        26,859
  Income taxes                                      10,862       12,663       32,371        27,852
                                                 ---------    ---------    ---------    ----------
    Total operating expenses                       178,345      160,852      554,025       523,864
                                                 ---------    ---------    ---------    ----------
    Operating income                                32,412       34,734       96,233        93,489
                                                 ---------    ---------    ---------    ----------

Other income and deductions, net of taxes:             644        7,510        2,497        22,203
                                                 ---------    ---------    ---------    ----------
    Income before interest charges                  33,056       42,244       98,730       115,692
                                                 ---------    ---------    ---------    ----------

Interest charges:
  Interest on long-term debt                        12,101       12,215       36,304        40,606
  Other interest charges                             1,015        1,060        2,496         4,514
                                                 ---------    ---------    ---------    ----------
    Net interest charges                            13,116       13,275       38,800        45,120
                                                 ---------    ---------    ---------    ----------

Net earnings                                        19,940       28,969       59,930        70,572
Preferred stock dividend requirements                  147          495          440         3,567
                                                 ---------    ---------    ---------    ----------

Net earnings applicable to common stock          $  19,793    $  28,474    $  59,490    $   67,005
                                                 =========    =========    =========    ==========

Average shares of common stock outstanding          41,774       41,774       41,774        41,774
                                                 =========    =========    =========    ==========

Net earnings per share of common stock           $    0.47    $    0.68    $    1.42    $     1.60
                                                 =========    =========    =========    ==========

Dividends paid per share of common stock         $    0.12    $   -        $    0.24    $    -
                                                 =========    =========    =========    ==========


The accompanying notes are an integral part of these financial statements.



              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                      September 30, December 31,
                                                           1996        1995
                                                      ------------  ----------
                                                      (Unaudited)
                                                           (In thousands)
ASSETS
Utility plant                                          $2,478,017   $2,467,161
Accumulated provision for depreciation
  and amortization                                       (924,842)    (892,727)
                                                       -----------  -----------
      Net utility plant                                 1,553,175    1,574,434
                                                       -----------  -----------
Other property and investments                            264,561       33,433
                                                       -----------  -----------

Current assets:
    Cash                                                    5,130        4,228
    Temporary investments, at cost                         33,318       95,972
    Receivables                                           122,926      127,642
    Income taxes receivable                                     -        4,792
    Fuel, materials and supplies                           42,149       44,660
    Gas in underground storage                              3,172        5,431
    Other current assets                                    7,373        7,186
                                                       -----------  -----------
      Total current assets                                214,068      289,911
                                                       -----------  -----------
Deferred charges                                          134,891      137,891
                                                       -----------  -----------
                                                       $2,166,695   $2,035,669
                                                       ===========  ===========

CAPITALIZATION AND LIABILITIES
Capitalization:
    Common stock equity:
       Common stock                                    $  208,870   $  208,870
       Additional paid-in capital                         468,961      470,358
       Excess pension liability, net of tax                (2,101)      (1,623)
       Retained earnings since January 1, 1989             74,708       25,243
                                                       -----------  -----------
          Total common stock equity                       750,438      702,848
    Cumulative preferred stock without mandatory
      redemption requirements                              12,800       12,800
    Long-term debt, less current maturities               712,271      728,843
                                                       -----------  -----------
          Total capitalization                          1,475,509    1,444,491
                                                       -----------  -----------

Current liabilities:
    Short-term debt                                       114,000           -
    Accounts payable                                       83,530       93,666
    Dividends payable                                         293          147
    Current maturities of long-term debt                   16,440          146
    Accrued interest and taxes                             31,746       26,856
    Other current liabilities                              35,918       44,552
                                                       -----------  -----------
          Total current liabilities                       281,927      165,367
                                                       -----------  -----------
Deferred credits                                          409,259      425,811
                                                       -----------  -----------
                                                       $2,166,695   $2,035,669
                                                       ===========  ===========

The accompanying notes are an integral part of these financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                             Nine Months Ended
                                                                September 30
                                                            -------------------
                                                              1996       1995
                                                            --------   --------
                                                              (In thousands)
Cash Flows From Operating Activities:
  Net earnings                                              $ 59,930   $ 70,572
  Adjustments to reconcile net earnings to net cash
    flows from operating activities:
      Depreciation and amortization                           74,871     73,429
      Gain on sale of plant and property                         -      (39,055)
      Accumulated deferred investment tax credit              (3,498)    (3,866)
      Accumulated deferred income tax                         (1,599)   (36,450)
      Changes in certain assets and liabilities:
        Receivables                                            9,509     35,285
        Fuel, materials and supplies                           4,771    (29,871)
        Deferred charges                                       5,246     10,754
        Accounts payable                                     (10,192)   (46,990)
        Accrued interest and taxes                             4,890     45,366
        Deferred credits                                      (4,860)    24,384
        Other                                                 (8,400)     4,043
      Other, net                                               4,710      6,927
                                                           ----------  --------
        Net cash flows from operating activities             135,378    114,528
                                                           ----------  --------

Cash Flows From Investing Activities:
  Utility plant additions                                    (66,385)   (76,884)
  Utility plant sales                                            -      205,968
  Other property additions                                   (14,230)       (26)
  Escrow for purchase of PVNGS lease obligation bonds       (218,090)       -
  Net decrease (increase) in temporary investments            62,654     (1,793)
                                                           ----------  --------
        Net cash flows from investing activities            (236,051)   127,265
                                                           ----------  --------

Cash Flows From Financing Activities:
  Redemptions of PVNGS lease obligation bonds                    -      132,663)
  Redemptions and repurchases of preferred stock                 -      (64,175)
  Bond redemption premium and costs                             (295)      (373)
  Proceeds from asset securitization                             -       18,758
  Repayments of other long-term debt                            (326)   (57,768)
  Net increase in short-term debt                            114,000        -
  Exercise of employee stock options                          (1,395)       -
  Dividends paid                                             (10,409)    (4,943)
                                                           ----------  --------
        Net cash flows from financing activities             101,575    241,164)
                                                           ----------  --------

Increase in cash                                                 902        629
Cash at beginning of period                                    4,228     21,029
                                                           ----------  --------
Cash at end of period                                      $   5,130   $ 21,658
                                                           ==========  ========

Supplemental Cash Flow Disclosures:
  Interest paid                                            $  39,949   $ 52,576
                                                           ==========  ========
  Income taxes paid, net                                   $  30,617   $ 38,205
                                                           ==========  ========

The accompanying notes are an integral part of these financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)    General Accounting Policy

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the consolidated financial statements. The significant accounting policies followed by Public Service Company of New Mexico (the "Company") are set forth in note
(1) of notes to the Company's consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K") filed with the Securities and Exchange Commission ("SEC").

(2)   Palo Verde Nuclear Generating Station ("PVNGS") Lease
      Obligation Bonds ("LOBs")

On October 17, 1996, the Company purchased $200 million of PVNGS LOBs at a premium with accrued interest. In purchasing the LOBs, the Company utilized $118 million of its cash and borrowed $100 million against the credit facility collateralized by the Company's utility customer accounts receivable and certain amounts being recovered from gas customers relating to certain gas contract settlements ("Accounts Receivable Facility"). Although the PVNGS LOBs are off-balance sheet debt, these bonds have been included in the calculation of the Company's debt to capitalization ratio as well as various financial coverage ratios by the major rating agencies. The purchase of the LOBs will not only improve these ratios, but will also increase earnings in the form of interest income.

(3)   PNM Direct Plan

On September 16, 1996, the Company implemented a dividend reinvestment and stock purchase plan for investors, including customers and employees. The plan, called PNM Direct, also includes safekeeping services and automatic investment features. Initially, the Company's stock will be purchased in the open market to meet plan requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company's 1995 Form 10-K PART II, ITEM 7. -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" discussed management's assessment of the Company's financial condition, results of operations and other issues facing the Company. The following discussion and analysis by management focuses on those factors that had a material effect on the Company's financial condition and results of operations during the three months and nine months ended September 30, 1996 and 1995. It should be read in conjunction with the Company's consolidated financial statements. Trends and contingencies of a material nature are discussed to the extent known and considered relevant.

Liquidity and Capital Resources

The capital requirements for 1996 were originally projected at $207 million, including a discretionary cash outlay for debt retirement of $90 million. During the second quarter, the Company revised its capital requirements to $317 million to reflect the anticipated third quarter purchase of $200 million of PVNGS LOBs and the postponement of the planned debt retirement of $90 million. In September 1996, the New Mexico Public Utility Commission ("NMPUC") granted the Company's request for the purchase of up to $300 million of PVNGS LOBs and Eastern Interconnection Project secured facility bonds over the next three years. On October 17, 1996, the Company purchased $200 million of PVNGS LOBs at a premium with accrued interest. In purchasing the LOBs, the Company borrowed $100 million against the Accounts Receivable Facility and utilized $118 million of its cash.

The Company spent approximately $66 million for its utility construction expenditures during the first nine months of 1996 and anticipates it will spend approximately $44 million for additional construction expenditures during the remaining period of 1996. The Company expects that such cash requirements are to be met primarily through internally generated cash. However, to cover differences in the amounts and timing of cash generation and cash requirements, the Company utilizes short-term borrowings under its liquidity arrangements. At September 30, 1996, the Company had $97 million of available liquidity arrangements, consisting of $89 million from the $100 million revolving credit facility ("Facility") and $8 million from the $11 million in local lines of credit. The Facility will expire in June 1998 and includes a maximum allowed debt to capitalization ratio of 70%. As of September 30, 1996, such ratio was 62.1%.

In July 1996, the Company requested NMPUC approval to refinance the $23 million 1984 Series A Pollution Control Revenue Bonds and the $77 million 1977 Series Pollution Control Revenue Refunding Bonds. The NMPUC issued an order on October 7, 1996, approving the refinancings. On October 9, 1996, the Company filed a case to refinance an additional $65 million of 1978 Series A Pollution Control Revenue Bonds. A hearing was held on October 30. If approved, the Company expects to refinance the entire $165 million of pollution control bonds before year end with either fixed or variable rate bonds.

As of September 30, 1996, the Company had approximately $33.3 million in temporary investments. The Company continues to evaluate its investment and debt retirement options to optimize its financing strategy and earnings potential.

Credit Rating and Dividends

In September 1996, Moody's Investors Service ("Moody's") and Standard & Poor's Corporation ("S&P") upgraded the Company's credit ratings to one level below investment grade in response to the Company's announcement of the planned purchase of $200 million of PVNGS LOBs. The purchase represents the latest step in the Company's efforts to improve its debt to capitalization ratio and reduce fixed costs. The positive rating outlook by Moody's anticipates the Company's purchase of an additional $100 million of PVNGS LOBs over the next three years, above-average growth in energy demand within the Company's service territory, and gradual transition to retail competition in New Mexico. S&P indicated that "ratings could be raised during the next several years if the Company can meet several major challenges, including the threat of retail wheeling, relatively high electric production costs, above-average retail electric rates, potential further write downs of high cost nuclear generation, and the need for satisfactory Palo Verde operating performance".

The Company resumed the payment of cash dividends on common stock starting in May 1996. On October 8, 1996, the Company's board of directors ("Board") declared a quarterly cash dividend of 12 cents per common share, payable November 22, 1996, to shareholders of record as of November 1, 1996. The Board reviews the Company's dividend policy on a continuing basis. The declaration of common dividends is dependent upon a number of factors including earnings and financial condition of the Company and market conditions.

                              RESULTS OF OPERATIONS

Net earnings applicable to common stock decreased $8.7 million ($.21 per share) and $7.5 million ($.18 per share) for the quarter and nine months ended September 30, 1996, respectively, from the corresponding periods last year.

The following discussion highlights significant items which affected the results of operations for the quarter and nine months ended September 30, 1996 and 1995.

Electric gross margin (electric operating revenues less fuel and purchased power expense) increased $5.3 million and $17.7 million for the quarter and nine months ended September 30, 1996, respectively, from the corresponding periods a year ago. These increases were attributable to retail load growth and warmer than normal weather in 1996 and increased off-system sales margin due to the Company's aggressive marketing strategies aided by the warmer than normal weather.

Gas gross margin (gas operating revenues less gas purchased for resale) decreased $5.3 million for the nine months ended September 30, 1996 from the corresponding period a year ago. The main contributor to this decrease was the effect of the sale of gas gathering and processing assets in 1995, which was partially offset by increased off-system sales margin.

The sale of the Company's water division in July 1995 resulted in a decrease in the current year's operating revenues by $6.2 million for the nine months ended September 30, 1996.

Other operation and maintenance ("O&M") expenses increased $9.3 million for the quarter over the corresponding period a year ago due to increases in (i) office supplies and expense and outside services of $4.3 million, (ii) labor expense of $3.6 million, (iii) distribution O&M expenses of $1.8 million, and (iv) transmission O&M expenses of $1.1 million. Such increases were offset by a $2.0 million reduction in O&M associated with the PVNGS Units 1 and 2 leases as a result of a the change in the Arizona property tax law.

Other O&M expenses for the nine months ended September 30, 1996 increased $1.5 million from the corresponding period last year. The various 1996 expense increases were significantly offset by the reduction in O&M expenses of $9.9 million resulting from the sales of the water division and gas gathering and processing assets in 1995.

Depreciation and amortization expenses decreased $2.6 million for the nine months ended September 30, 1996 from the corresponding period a year ago as a result of the sale of the Company's water division and gas assets in 1995 and an adjustment recorded in the second quarter of 1996 for the over amortization of certain intangible utility plant.

Operating income taxes for the quarter ended September 30, 1996 decreased $1.8 million from the corresponding period a year ago due mainly to decreased pre-tax earnings for the current quarter. Operating income taxes for nine months ended September 30, 1996 increased $4.5 million over the corresponding period a year ago due mainly to increased pre-tax earnings for the current nine months.

Other income and deductions, net of taxes, for the quarter and nine months ended September 30, 1996 decreased $6.9 million and $19.7 million, respectively, from the corresponding periods a year ago. Significant items, net of taxes, for the 1995 quarter included the gain of $6.8 million from the sale of the Company's water division in July 1995. In addition, year-to-date 1995 included, net of tax, (i) the gain of $13.1 million from the gas assets sale in June 1995, (ii) an accrual of $2.6 million of income pertaining to the carrying costs related to gas take-or-pay settlement amounts and (iii) income of $1.4 million related to adjusting reclamation reserves for certain mining operations. Offsetting such decreases were an additional 1995 regulatory reserve of $1.5 million and an after-tax write off of debt retirement costs of $.9 million.

Net interest charges decreased $6.3 million for the nine months ended September 30, 1996 from the corresponding period a year ago as a result of the retirement of $132.7 million PVNGS LOBs in March 1995.

Preferred stock dividend requirements decreased $3.1 million for the nine months ended September 30, 1996 from the corresponding period a year ago due to the retirement of $64 million of preferred stock in August 1995.

                         OTHER ISSUES FACING THE COMPANY

Restructuring the Electric Industry in New Mexico

As previously reported, the electric utility industry is currently undergoing a period of fundamental change intended to promote a competitive environment in the retail and wholesale energy marketplaces. Legislators and regulators at both the state and Federal level are considering whether, and how, to promote competition among suppliers of electricity and how to provide customers with choice among suppliers. (See ITEM 7. -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- OVERVIEW -- Competitive Electric Market" in the 1995 Form 10-K.)

The Integrated Water and Resource Planning Committee of the New Mexico State Legislature (the "IWRPC") has been holding ongoing hearings during 1996 which continue to focus on the issues related to restructuring of the electric industry in New Mexico. The Company has participated extensively in these hearings and, at the invitation of the IWRPC, submitted draft legislation to be used as a starting point for the various parties to consider regarding the electric industry restructuring. The draft legislation would allow an electric utility to recover all of its prudently incurred transition costs, and also provides a path for business flexibility. The office of New Mexico Attorney General's ("AG") has testified that retail competition should not be introduced at this time but, if it is, there should be independent ownership of generation and transmission and distribution, due to market power concerns. To date, the IWRPC has not articulated a formal position on either the Company's proposed legislation or any other restructuring proposals for the restructuring of the electric industry in New Mexico.

In addition, the NMPUC has begun a series of workshop meetings in its "Investigation of Restructuring of Regulation of the Electric Industry in New Mexico". The Company has actively participated in these workshops and has presented the Company's position on various matters related to industry restructuring. The Company has provided data and analysis in the areas of market structure, calculation and collection of stranded costs, market power, potential changes in Company structure and issues related to the transition phase. The Company continues to provide information and analysis to the NMPUC in this ongoing matter.

The Company is currently unable to predict the ultimate outcome of this proceeding and the timing of the electric industry restructuring in New Mexico.

Santa Fe Station

As previously reported, the New Mexico Environment Department ("NMED") has been conducting an investigation of groundwater contamination detected beneath the former Santa Fe Generating Station ("Santa Fe Station") site to determine the source of the contamination. The Company has been and is continuing to cooperate with the NMED site investigation pursuant to a settlement agreement ("Settlement Agreement") between the Company and the NMED. On June 24, 1996, the Company received a letter from the NMED, indicating that the NMED believes that the Company is the source of the gasoline contamination in a municipal well supplying the City of Santa Fe and the groundwater underlying the Santa Fe Station. Further, the NMED letter stated that the Company was required to proceed with the interim remediation of the contamination pursuant to the New Mexico Water Quality Control Commission ("NMWQCC") regulations. (See PART I,
ITEM 2. -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- OTHER ISSUES FACING THE COMPANY -- Santa Fe Station" in the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1996.)

On July 24, 1996, the Company filed an appeal with the NMWQCC regarding the determinations and directives contained in the NMED's June 24, 1996 letter. As a result of ongoing negotiations being conducted between the Company and the NMED for a resolution of the groundwater contamination issue, the Company and the NMED filed a joint motion to stay the appeal. The motion was granted by the NMWQCC on September 10, 1996.

On October 3, 1996, the Company and the NMED signed an amendment to the Settlement Agreement concerning the groundwater contamination. As part of the amendment, the Company agreed to spend approximately $1.2 million ("Settlement Amount") for certain costs related to sampling, monitoring, and development and implementation of a remediation plan. The remediation plan is to be developed jointly by the Company and the NMED. Since the contamination affects a municipal well supplying the City of Santa Fe, the cooperation of the City of Santa Fe will also be sought in the development of the plan.

The amended Settlement Agreement does not, however, provide the Company with a full and complete release from potential liability for remediation of the groundwater contamination. After the Company has expended the Settlement Amount, if the NMED can establish, through binding arbitration, that the Santa Fe Station is the source of the contamination, the Company could be required to perform further remediation that is determined to be necessary. The Company continues to dispute any contention that the Santa Fe Station is the source of the groundwater contamination and believes that insufficient data exists to identify the sources of groundwater contamination.

Coal Fuel Supply

In July 1996, the Company was notified by BHP Minerals International, Inc. ("BHP"), fuel supplier to the SJGS, that the Navajo Nation has proposed to select certain properties within the San Juan and La Plata Mines (the "mining properties') pursuant to the Navajo-Hopi Land Settlement Act of 1974 (the "Act"). The mining properties are operated by BHP under leases from the Bureau of Land Management ("BLM") and comprise a portion of the fuel supply for SJGS. An administrative appeal by BHP is pending. In the appeal, BHP has expressed concern that transfer of the mining properties to the Navajo Nation may subject the mining operations to taxation and additional regulation by the Navajo Nation, both of which could increase costs to the coal price that might potentially be passed on to SJGS through the existing coal sales agreement. A stay of all actions by the BLM has been ordered by the Interior Board of Land Appeals pending resolution of the issues on appeal. The Company is monitoring closely the appeal and other developments on this issue and will continue to assess potential impacts to SJGS and the Company's operations. Currently, the Company is unable to predict the outcome of this matter or its possible impact on the Company's results of operations.

Decommissioning Trust Funds

The Company has a program for funding its share of decommissioning costs for PVNGS. Under this program, the Company makes a series of annual deposits to an external trust over the estimated useful life of each unit with the trust funds being invested under a plan which allows the accumulation of funds largely on a tax-deferred basis through the use of life insurance policies on certain current and former employees. A decommissioning cost study performed in 1995 indicated that the Company's share of the PVNGS decommissioning costs will be approximately $147.5 million (stated in 1995 dollars). The Company determined that a supplemental investment program would be needed as a result of cost increases identified in a 1992 study and the lower than anticipated performance of the existing program. In 1995, the Company filed a request for permission from the NMPUC to establish a qualified tax advantaged trust for PVNGS Units 1 and 2. Due to Internal Revenue Service regulations, PVNGS Unit 3 will remain in a non-qualified trust. The NMPUC granted the Company's request. (See PART II, ITEM 7. -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- OTHER ISSUES FACING THE COMPANY" in the 1995 Form 10-K.)

Pursuant to NMPUC approval, in March and September 1996, the Company funded an additional $12.5 million into qualified and non-qualified trusts. The estimated market value of the trusts at the end of December 1996 is estimated to be approximately $25.6 million, including the cash surrender value of the current insurance policies.

Gas Rate Case

As previously reported, in August 1995, the Company filed a request for a $13.3 million increase for its retail natural gas sales and transportation rates. The NMPUC Staff and intervenors in the case filed their testimony in January 1996. The NMPUC Staff recommended a $2.5 million rate decrease and the AG recommended a $13.2 million rate decrease. (See PART II, ITEM 7. -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- OTHER ISSUES FACING THE COMPANY -- GAS RATE CASE" in the 1995 Form 10-K.)

On August 29, 1996, the hearing examiner in the case issued a recommended decision, proposing a rate decrease of approximately $.5 million. The proposed rate decrease reflects the recovery of certain regulatory assets and the postponement of recovery of other regulatory assets to future proceedings. The NMPUC's final order in the case is expected in November 1996. The Company is currently unable to predict the ultimate outcome of this proceeding.

Albuquerque Franchise Issues

As previously reported, the Company's non-exclusive electric service franchise with the City of Albuquerque ("the City") expired in 1992. The franchise agreement provided for the Company's use of City rights-of-way for placement of electric service facilities. The Company provides service to the area which contributed 46% of the Company's total 1995 electric operating revenues. The absence of a franchise does not change the Company's right and obligation to serve those customers under state law.

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

During 1992, representatives of the Company and the City had numerous meetings in attempts to resolve the franchise renewal issue. Since that time, no meetings have been held. The City continues to maintain its options by advocating industry restructuring and monitoring the municipalization activities of the City of Las Cruces. A measure designed to start municipalization activities in Albuquerque was defeated by the City Council. The Company continues to collect and pay franchise fees to the City. (See PART II, ITEM 7. -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- OTHER ISSUES FACING THE COMPANY -- ALBUQUERQUE FRANCHISE ISSUES" in the 1995 Form 10-K.)

In an article in the October 25, 1996, Albuquerque Journal, it was reported that the Mayor of the City had met with two NMPUC Commissioners about his concern that State efforts regarding retail wheeling were proceeding too slowly and that he was evaluating the City's options to implement Article XV of the City Charter requiring competitive bids for electric franchises. The Company has taken the position that the NMPUC does not have authority to order retail wheeling and, as previously reported, the Legislature in 1996 unanimously adopted Senate Joint Memorial 42, which stated that retail wheeling is not in the public interest at this time although recognizing that industry restructuring must continue to be studied.

In a related matter, the New Mexico Supreme Court on September 13, 1996, agreed to decide the question of whether or not State law allows condemnation of electric utilities in the case involving the attempt by the City of Las Cruces to condemn El Paso Electric Company's ("EPE") distribution system and related facilities serving Las Cruces. On August 21, 1996, the Federal Magistrate Court ruled that the City of Las Cruces had failed to prove that condemnation would not materially impair service by EPE to customers outside Las Cruces. This case continues in the New Mexico Supreme Court. Although the Company believes that State law does not allow condemnation of electric utilities, it cannot, at this time, predict the outcome of this case or its possible effects on the City of Albuquerque franchise issues.

PART II -- OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

Purchase of 100 MW Contingent Peaking Capacity

On October 4, 1996, the Company entered into a long-term power purchase contract with the Cobisa-Person Limited Partnership ("PLP") to purchase approximately 100 MW of unit contingent peaking capacity for a period of 20 years, with an option to renew for an additional five years. The PLP is a partnership of subsidiaries of Cobisa Corporation of Houston, Texas and U.S. Generating Company of Bethesda, Maryland. The gas turbine generating unit will be located on the Company's retired Person Generating Station site located in Albuquerque, New Mexico and will be constructed and operated by PLP. Depending on the timing of NMPUC and Federal Energy Regulatory Commission ("FERC") approvals and securing of necessary permits, construction could start in August 1998 with commercial operation beginning by May 1999. The Company believes that locating additional peaking capacity in the Albuquerque area will not only add 100 MW of support for the already constrained transmission system, but will also meet growing power demands in central New Mexico. On October 11, 1996, the Company filed a request for approval from the NMPUC.

Gas Transmission Pipeline

As previously reported, in May 1996, the Company submitted a bid for acquiring the gas transmission pipeline from the Department of Energy ("DOE") which had issued a request for proposal for the sale of 130 miles of transmission pipeline. The Company currently leases the pipeline from the DOE for transmission of natural gas to certain customers in northern New Mexico, including the county of Los Alamos and Los Alamos National Laboratory. (See PART I, ITEM 2. -- "PROPERTIES --NATURAL GAS" in the 1995 Form 10-K.) On June 21, 1996, the DOE accepted the Company's proposal to purchase the DOE pipeline for $3.1 million, subject to the successful negotiations of the transfer and transitional transportation agreements. The acquisition by the Company is subject to the approval of the NMPUC and the DOE providing right-of-way satisfactory to the Company. Hearings are scheduled for November 25, 1996. The Company is currently working with the DOE to resolve the right-of-way issue associated with the purchase.

FERC Rate Filings

As previously reported, in April 1996, the Company filed a notice of change in rates for its firm transmission service for all point-to-point and network customers on the Company's high voltage transmission system. The Company also requested changes for services provided to two customers which receive integration and transmission service for power purchased from a third party. In addition, the Company requested that this filing be consolidated with complaint proceedings submitted by the affected customers. The Company submitted the same cost support in the open access tariff and anticipates that the FERC will determine rates for its open access tariff filing based on the results of the rate change proceeding. (See PART I, ITEM 5. -- "OTHER INFORMATION -- FERC Rate Filings" in the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1996.)

Hearings in the cases were scheduled to begin October 21, 1996. However, due to on-going settlement negotiations among the parties, the Administrative Law Judge has granted a two week delay in the case. If there is no settlement reached among the parties, hearings are scheduled to begin November 4, 1996. Although the Company anticipates a reduction in the existing rates resulting from the hearings or any settlement of the cases, the Company does not anticipate any material adverse impact on the Company's financial condition or results of operations.

Disclosure Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a new "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful, cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. Accordingly, the Company hereby identifies the following important factors which could cause the Company's actual financial results to differ materially from any such results which might be projected, forecasted, estimated or budgeted by the Company in forward-looking statements: (i) adverse actions of utility regulatory commissions, (ii) utility industry restructuring, (iii) failure to recover stranded assets, (iv) failure to obtain new customers or retain existing customers, (v) inability to carry out marketing and sales plans, (vi) adverse impacts resulting from environmental regulations, (vii) loss of favorable fuel supply contracts, (viii) failure to obtain water rights and rights-of-way, (ix) operational and environmental problems at generating stations, and (x) failure to maintain adequate transmission capacity.

Many of the foregoing factors discussed have been addressed in the Company's previous filings with the SEC pursuant to the Securities Exchange Act of 1934. The foregoing review of factors pursuant to the Act should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the effective date of the Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits:

    10.69* Refunding Agreement No. 3 dated as of September 27, 1996 between Public Service Company of New Mexico, The Owner Participant named therein, State Street Bank and Trust Company, as Owner Trustee, The Chase Manhattan Bank, as Indenture Trustee, and First PV Funding Corporation

    15.0    Letter Re: Unaudited Interim Financial Information

    27      Financial Data Schedule

    99.21* 1996 Supplemental Indenture dated as of September 27, 1996 to Trust Indenture, Mortgage, Security Agreement and Assignment of Rents dated as of December 16, 1985 between State Street Bank and Trust Company, as Owner Trustee, and The Chase Manhattan Bank, as Indenture Trustee


    *One or more additional documents, substantially identical in all material respects to this exhibit, have been entered into, relating to one or more additional sale and leaseback transactions. Although such additional documents may differ in other respects (such as dollar amounts and percentages), there are no material details in which such additional documents differ from this exhibit.

In addition to those exhibits shown above, the Company hereby incorporates the following exhibit pursuant to Exchange Act Rule 12b-32 and Regulation S-K,
Section 10, paragraph (d), by reference to the filing set forth below:


              Description                           Filed as Exhibit

  By-laws of Public Service Company of       3.2 to Annual Report of the
  New Mexico With All Amendments to and      Registrant on Form 10-K for fiscal
  including December 5, 1994                 year ended December 31, 1994


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

                                        PUBLIC SERVICE COMPANY OF NEW MEXICO
                                        ------------------------------------
                                                     (Registrant)


Date:  October 31, 1996                         /s/ Donna M. Burnett
                                        ------------------------------------
                                                   Donna M. Burnett
                                              Corporate Controller and
                                              Chief Accounting Officer

                                          (Officer duly authorized to sign
                                                     this report)