Form 10-K
period 1996-12-31
PUBLIC SERVICE CO OF NEW MEXICO
filed 1997-02-18
CIK 81023

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

For the Fiscal Year Ended December 31, 1996      Commission File Number 1-6986



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

                                (Title of Class)
                                ----------------

  1965 Series, 4.58% Cumulative Preferred Stock ($100 stated value and without sinking fund)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES x/ NO

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

   The total number of shares of the Company's Common Stock outstanding as of January 31, 1997 was 41,774,083. On such date, the aggregate market value of the voting stock held by non-affiliates of the Company, as computed by reference to the New York Stock Exchange composite transaction closing price of $20.00 per share reported by the Wall Street Journal, was $835,481,660.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the following document are incorporated by reference into the indicated part of this report:

      Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the annual meeting of stockholders to be held on April 29, 1997--PART III.

================================================================================

                                TABLE OF CONTENTS

                                                                        Page
                                                                        ----

GLOSSARY...............................................................     iv

                                     PART I

ITEM  1. BUSINESS........................................................    1
           THE COMPANY...................................................    1
           ELECTRIC OPERATIONS...........................................    1
             Service Area and Customers..................................    1
             Power Sales.................................................    2
             Sources of Power............................................    3
             Fuel and Water Supply.......................................    4
           NATURAL GAS OPERATIONS........................................    7
             Service Area and Customers..................................    7
             Natural Gas Supply..........................................    7
             Natural Gas Sales...........................................    8
           RATES AND REGULATION..........................................    9
             Proposed Rulemaking.........................................    9
             Fossil-Fueled Plant Decommissioning Costs...................    9
             PGAC Continuation Filing....................................    9
             FPPCAC......................................................   10
             Public Regulation Commission................................   10
           ENVIRONMENTAL FACTORS.........................................   10

ITEM  2. PROPERTIES......................................................   12
           ELECTRIC......................................................   12
             Fossil-Fueled Plants........................................   12
             Nuclear Plant...............................................   13
             Other Electric Properties...................................   15
           NATURAL GAS...................................................   15
           OTHER INFORMATION.............................................   15

ITEM  3. LEGAL PROCEEDINGS...............................................   16
           PVNGS WATER SUPPLY LITIGATION.................................   16
           SAN JUAN RIVER ADJUDICATION...................................   16
           PVNGS PROPERTY TAXES..........................................   16
           OTHER PROCEEDINGS.............................................   17
             Federal Deposit Insurance Corporation ("FDIC") Litigation...   17
             Republic Savings Bank ("RSB") Litigation....................   18
             Four Corners................................................   18

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............   19

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE COMPANY.....................   20

                                     PART II

ITEM  5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS...........................................   22

ITEM  6. SELECTED FINANCIAL DATA.........................................   23

ITEM  7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS...........................   24

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................  F-1

ITEM  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE...........................  E-1

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.................  E-1

ITEM 11. EXECUTIVE COMPENSATION..........................................  E-1

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT....................................................  E-1

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................  E-1

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
           ON FORM 8-K...................................................  E-1

SIGNATURES...............................................................  E-23

                                    GLOSSARY



AG ..................................... New Mexico Attorney General
Anaheim................................. City of Anaheim, California
APPA.................................... Arizona Power Pooling Association
APS..................................... Arizona Public Service Company
BCD..................................... Bellamah Community Development
BHP..................................... BHP Minerals International, Inc.
BLM..................................... Bureau of Land Management
BTU..................................... British Thermal Unit
decatherm............................... 1,000,000 BTUs
DOE..................................... United States Department of Energy
EIP..................................... Eastern Interconnection Project
El Paso................................. El Paso Electric Company
EPA..................................... United States Environmental Protection
                                           Agency
EPNG.................................... El Paso Natural Gas Company
FASB.................................... Financial Accounting Standards Board
Farmington.............................. City of Farmington, New Mexico
FERC.................................... Federal Energy Regulatory Commission
Four Corners............................ Four Corners Power Plant
FPPCAC.................................. Fuel and Purchased Power Cost
                                           Adjustment Clause
Gathering Company....................... Sunterra Gas Gathering Company, a
                                           wholly-owned subsidiary of the
                                           Company
Kv ..................................... Kilovolt
KW...................................... Kilowatt
KWh..................................... Kilowatt Hour
Los Alamos.............................. The County of Los Alamos, New Mexico
mcf..................................... Thousand cubic feet
Meadows................................. Meadows Resources, Inc., a wholly-owned subsidiary of the Company
M-S-R................................... M-S-R Public Power Agency, a California
                                           public power agency
MW ..................................... Megawatt
MWh..................................... Megawatt Hour
NMED.................................... New Mexico Environment Department
NMPUC................................... New Mexico Public Utility Commission
NRC..................................... United States Nuclear Regulatory
                                           Commission
OCD..................................... New Mexico Oil Conservation Division
OLE..................................... Ojo Line Extension
PGAC.................................... PNMGS' Purchased Gas Adjustment Clause
PNMGS................................... Public Service Company of New Mexico
                                           Gas Services, a division of the
                                           Company
Processing Company...................... Sunterra Gas Processing Company, a
                                           wholly-owned subsidiary of the
                                           Company
PVNGS................................... Palo Verde Nuclear Generating Station
Reeves Station.......................... Reeves Generating Station
Salt River Project...................... Salt River Project Agricultural
                                           Improvement and Power District
SCE..................................... Southern California Edison Company
SCPPA................................... Southern California Public Power
                                           Authority
SDG&E................................... San Diego Gas and Electric Company
SEC..................................... Securities and Exchange Commission
SJCC.................................... San Juan Coal Company

SJGS.................................... San Juan Generating Station
SPS..................................... Southwestern Public Service Company
TNP..................................... Texas-New Mexico Power Company
throughput.............................. Volumes of gas delivered, whether or not owned by PNMGS
Tucson.................................. Tucson Electric Power Company
UAMPS................................... Utah Associated Municipal Power Systems
USBR.................................... United States Bureau of Reclamation
USEC.................................... United States Enrichment Corporation
Williams................................ Williams Gas Processing-Blanco, Inc.,
                                           a subsidiary of the Williams Field
                                           Services Group, Inc., of Tulsa,
                                           Oklahoma

                                     PART I

ITEM 1.  BUSINESS

                                   THE COMPANY

       Public Service Company of New Mexico (the "Company") was incorporated in the State of New Mexico in 1917 and has its principal offices at Alvarado Square, Albuquerque, New Mexico 87158 (telephone number 505-241-2700). The Company is a public utility primarily engaged in the generation, transmission, distribution and sale of electricity and in the transmission, distribution and sale of natural gas within the State of New Mexico. The Company is also engaged in the operation and management of the City of Santa Fe's water system and is pursuing new business activities in the energy and utility related services area (see PART II, ITEM 7. -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- OVERVIEW -- Competitive Strategy").

       The total population of the area served by one or more of the Company's utility services is estimated to be approximately 1.3 million, of which 53% live in the greater Albuquerque area.

       For the year ended December 31, 1996, the Company derived 73.1% of its operating revenues from electric operations, 25.7% from natural gas operations and 1.2% from energy services operations.

       As of December 31, 1996, the Company employed 2,739 persons.

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

       The Company provides retail electric service to a large area of north central New Mexico, including the cities of Albuquerque, Santa Fe, Rio Rancho, Las Vegas, Belen and Bernalillo. The Company also provides retail electric service to Deming in southwestern New Mexico and to Clayton in northeastern New Mexico. As of December 31, 1996, approximately 342,000 retail electric customers were served by the Company, the largest of which accounted for approximately 3.5% of the Company's total electric revenues for the year ended December 31, 1996.

       The Company holds 22 long-term, non-exclusive franchise agreements for its electric retail operations, expiring between June 1997 and November 2028. The City of Albuquerque (the "City") franchise expired in early 1992. Customers in the area covered by the expired franchise represent approximately 43.0% of the Company's 1996 total electric operating revenues, and no other franchise area represents more than 6.6%. These franchises are agreements that provide the Company access to public rights-of-way for placement of the Company's electric facilities. The Company remains obligated under state law to provide service to customers in the franchise area even in the absence of a franchise agreement. (See PART II, ITEM 7. -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- OTHER ISSUES FACING THE COMPANY --ALBUQUERQUE FRANCHISE ISSUES".)

Power Sales

       For the years 1992 through 1996, retail KWh sales have grown at a compound annual rate of approximately 4.6%. The Company's system and off-system sales (revenues and energy consumption) and system peak demands in summer and winter are shown in the following tables:


                                             ELECTRIC SALES BY MARKET
                                              (Thousands of dollars)


                                          1996       1995        1994       1993        1992
                                        --------   --------    --------   --------    --------
Retail................................. $507,821   $485,568    $506,286   $471,099    $455,387
Firm-requirements wholesale............ $ 12,359   $ 20,282    $ 22,296   $ 18,468    $ 20,173
Other contracted off-system sales...... $ 86,689   $ 43,158+   $ 54,862+  $ 56,214+   $ 62,348
Economy energy sales................... $ 22,281   $ 17,509+   $ 19,663+  $ 25,213+   $ 40,770


                                             ELECTRIC SALES BY MARKET
                                                 (Megawatt hours)


                                       1996        1995        1994       1993        1992
                                     ---------   ---------   ---------  ---------   ---------

Retail.............................  6,406,296   6,029,365   5,953,151  5,446,788   5,358,246
Firm-requirements wholesale........    282,534     447,629     489,182    342,137     322,177
Other contracted off-system
   sales...........................  2,928,321     594,367   1,403,480  1,450,966   1,198,250
Economy energy sales...............  1,364,365   1,548,517   1,469,271  1,582,113   2,164,991
-----------

+ Due to the provision for the loss associated with the M-S-R contingent power purchase contract recognized in 1992, revenues from other contracted off-system sales and economy energy sales were reduced by a total of $7.3 million, $25.0 million and $20.5 million in 1995, 1994 and 1993, respectively.

                               SYSTEM PEAK DEMAND*
                                   (Megawatts)


                        1996       1995       1994        1993        1992
                      ---------  ---------  ---------   ---------   --------

Summer...............   1,217      1,247      1,189       1,104      1,053
Winter...............   1,111      1,076      1,040         982        992
-----------

* System peak demand relates to retail and firm-requirements wholesale customers only.

       During 1996 and 1995, the Company's sales in the off-system markets accounted for approximately 39.1% and 24.9%, respectively, of its total KWh sales and approximately 17.3% and 11.8% (before reduction of revenues from the M-S-R contingent power purchase contract, which were accounted for in the determination of the provision for loss recorded in 1992), respectively, of its total revenues from energy sales. During 1996, the Company's major off-system sale contracts in effect were with SDG&E and APPA.

       The SDG&E contract requires SDG&E to purchase 100 MW from the Company through April 2001. On October 27, 1993, SDG&E filed a complaint with the FERC against the Company, alleging that certain charges under the 1985 power purchase agreement were unjust, unreasonable and unduly discriminatory. SDG&E requested that the FERC investigate the rates charged under the agreement. The relief, if granted, would reduce annual demand charges paid by SDG&E by up to $11 million per year from the date of the ruling through April 2001, and could result in a refund of up to approximately $14 million. The Company responded to the complaint on December 8, 1993, and SDG&E and the Company filed subsequent pleadings.

       On March 18, 1996, SDG&E filed a second complaint with the FERC against the Company, again alleging that charges under the agreement were unjust, unreasonable and unduly discriminatory. SDG&E is again requesting that the FERC investigate charges under the agreement. The Company responded to the second complaint on April 26, 1996. The relief under the second complaint is similar to that requested under the first complaint. The refund period requested in the first complaint, if granted, would extend for a fifteen month period beginning December 26, 1993. The refund period requested under the second complaint would extend for a fifteen month period beginning May 17, 1996. The FERC has not issued a ruling on either the first or second complaint and has not indicated when or if either complaint will be considered. The Company believes that both complaints are without merit, and the Company intends to vigorously resist both complaints.

       The APPA contract requires APPA to purchase varying amounts of power from the Company through May 2008 and allows APPA to make adjustments to the purchase amounts subject to certain notice provisions. APPA provided notice that it was invoking its option to reduce its power demand in 1997. This will result in a peak demand in 1997 of 89 MW.

       The Company furnished firm-requirements wholesale power in New Mexico in 1996 to the cities of Farmington and Gallup, and TNP. The Company is committed to provide service to the City of Gallup through April 2003. Average monthly demands under the City of Gallup contract for 1996 were approximately 26 MW. TNP may adjust its annual demand between 15 MW and 40 MW with one year's notice and may terminate service with two years' notice. During 1996, TNP purchased 15 MW and gave notice that it will continue to purchase 15 MW in 1997. TNP has also provided notice of its intent to terminate service after 1998. No firm-requirements wholesale customer accounted for more than 1.3% of the Company's total electric operating revenues for the year ended December 31, 1996.

Sources of Power

       As of December 31, 1996, the total net generation capacity of facilities owned or leased by the Company was 1,506 MW.

       In addition, the Company has a power purchase contract with SPS for up to 200 MW, expiring in May 2011. The Company may reduce its purchases from SPS by 25 MW annually upon three years' notice. The Company provided such notice to reduce the purchase by 25 MW in 1999 and by an additional 25 MW in 2000. Also, the Company has 39 MW of contingent capacity obtained from El Paso under a transmission capacity for generation capacity trade arrangement that increases up to 70 MW from 1998 through 2003. In addition, the Company is interconnected with various utilities for economy interchanges and mutual assistance in emergencies.

       The Company anticipates the need for approximately 100 to 200 MW of additional capacity in the 1998 through 2000 timeframe. To meet this need, on October 4, 1996, the Company entered into a long-term power purchase contract with the Cobisa-Person Limited Partnership ("PLP") to purchase approximately 100 MW of unit contingent peaking capacity from a gas turbine generating unit for a period of 20 years, with an option to renew for an additional five years. The gas turbine generating unit will be constructed and operated by PLP and will be located on the Company's retired Person Generating Station site located in Albuquerque, New Mexico. The site for the generating unit was chosen, in part, to provide needed benefits to the Company's constrained transmission system. Depending on the regulatory timing of NMPUC and FERC approvals and the securing of necessary permits, construction could start in August 1998 with commercial operation beginning by May 1999. The operational date was chosen to satisfy both resource and transmission needs for the Company's jurisdictional load. During October 1996, the Company filed a request for approval from the NMPUC and PLP filed its application for requisite state commission determinations from the NMPUC. These two applications were consolidated by the NMPUC. In December 1996, the NMPUC established a procedural schedule for the consolidated applications. The Company and PLP have requested a final order from the NMPUC by July 31, 1997. Thereafter, certain actions from the FERC will be required, including approval of PLP's status as an "exempt wholesale generator" under Section 32 of the Public Utility Holding Company Act.

       In addition to the long-term power purchase contract with PLP, the Company is pursuing other options to ensure its additional capacity needs are met.

Fuel and Water Supply

       The percentages of the Company's generation of electricity (on the basis of KWh) fueled by coal, nuclear fuel and gas and oil, and the average costs to the Company of those fuels (in cents per million BTU), during the past five years were as follows:

                            Coal                    Nuclear                    Gas and Oil
                  ------------------------  ------------------------  --------------------------
                   Percent of    Average     Percent of    Average     Percent of     Average
                  ------------ -----------  ------------  ----------  ------------  ------------


1992.............     69.2        161.7         30.5         59.8         0.3          239.7
1993.............     72.9        164.7         26.7         58.1         0.4          331.7
1994.............     72.0        162.9         27.8         58.5         0.2          321.7
1995.............     67.9        168.3         31.9         49.1         0.2          242.2
1996.............     68.9        159.3         30.4         49.7         0.7          238.2



       The estimated generation mix for 1997 is 70.4% coal, 28.9% nuclear and 0.7% gas and oil. Due to locally available natural gas and oil supplies, the utilization of locally available coal deposits and the generally abundant supply of nuclear fuel, the Company believes that adequate sources of fuel are available for its generating stations.

Coal

       The coal requirements for SJGS are being supplied by SJCC, a wholly-owned subsidiary of BHP, from certain Federal, state and private coal leases under a Coal Sales Agreement, pursuant to which SJCC will supply processed coal for operation of SJGS until 2017. BHP guaranteed the obligations of SJCC under the agreement, which contemplates the delivery of approximately 114 million tons of coal during its remaining term. Such amount would supply substantially all the requirements of SJGS through approximately 2017. The primary sources of coal are a mine adjacent to SJGS and a mine located approximately 25 miles northeast of

SJGS in the La Plata area of northwestern New Mexico. On September 1, 1995, the parties executed an amendment to the Coal Sales Agreement. The amendment provides for flexibility in coal sourcing. Mining operations are being shifted over time to the La Plata Mine and several newly introduced sources including expanded La Plata reserves and a new lease contiguous with the existing San Juan Mine. While the savings in fuel cost over the life of the contract are continuing to be developed, it is currently estimated that the Company will save approximately $200 million of coal fuel costs during the period 1997 through 2005. The average cost of fuel, including ash disposal and land reclamation costs, for SJGS for the years 1994, 1995 and 1996 was 172.1 cents, 184.6 cents and 167.0 cents, respectively, per million BTU ($33.62, $35.75 and $32.18 per ton, respectively). For other information related to coal requirements, see PART II, ITEM 7. -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- OTHER ISSUES FACING THE COMPANY -- COAL FUEL SUPPLY".

       Four Corners is supplied with coal under a fuel agreement between the owners and BHP, under which BHP agreed to supply all the coal requirements for the life of the plant. BHP holds a long-term coal mining lease, with options for renewal, from the Navajo Nation and operates a surface mine adjacent to Four Corners with the coal supply expected to be sufficient to supply the units for their estimated useful lives. The average cost of fuel, including ash disposal and land reclamation costs, for the years 1994, 1995 and 1996 at Four Corners was 125.8 cents, 113.4 cents and 125.9 cents, respectively, per million BTU ($22.03, $20.04 and $22.90 per ton, respectively).

Natural Gas

       The natural gas used as fuel for the Company's Albuquerque electric generating plant (Reeves Station) is delivered by PNMGS. (See "NATURAL GAS OPERATIONS".) In addition to rate changes under filed tariffs, the Company's cost of gas increases or decreases according to the average cost of the gas supply.

Nuclear Fuel

       The fuel cycle for PVNGS is comprised of the following stages: (1) the mining and milling of uranium ore to produce uranium concentrates, (2) the conversion of uranium concentrates to uranium hexafluoride, (3) the enrichment of uranium hexafluoride, (4) the fabrication of fuel assemblies, (5) the utilization of fuel assemblies in reactors, and (6) the storage of spent fuel and the disposal thereof. The Company has made arrangements through contract flexibilities to obtain quantities of uranium concentrates anticipated to be sufficient to meet its share of uranium concentrates requirements through 2000. The Company's existing contracts and options could be utilized to meet 75% of such requirements in 2001 and 2002 and 40% of requirements from 2003 through 2007. The Company understands that other PVNGS participants have made arrangements for the uranium concentrate requirements through 2000. Their existing contracts and options could be utilized to meet 80% of requirements in 1998 and 1999 and 70% of requirements from 2000 through 2006. The PVNGS participants, including the Company, contracted for all conversion services required through 2000. The PVNGS participants, including the Company, also have an enrichment services contract with USEC which obligates USEC to furnish enrichment services required for the operation of the three PVNGS units over a term expiring in September 2002, with options to continue through September 2007.

       Existing spent fuel storage facilities at PVNGS have sufficient capacity with certain modifications to store all fuel expected to be discharged from normal operation of all of the PVNGS units through at least the year 2005. Pursuant to the Nuclear Waste Policy Act of 1982, as amended in 1987 (the "Waste Act"), DOE is obligated to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by all domestic power reactors. The NRC, pursuant to the Waste Act, also requires operators of nuclear power reactors to enter into spent fuel disposal contracts with DOE. APS, on its own behalf and on behalf of the other PVNGS participants, executed a spent fuel disposal contract with DOE. The Waste Act also obligates DOE to develop the facilities necessary for the permanent disposal of all spent fuel generated and to be generated by domestic power reactors and to have the first such facility in operation by 1998 under prescribed procedures. The DOE has announced that it is not likely to have an operating permanent repository facility before 2015. In December 1996, DOE sent a letter to the contract holders including APS, advising that DOE will not be able to fulfill its contractual obligations to accept spent fuel by January 31, 1998. Because of the uncertainty as to when DOE will be able to begin spent fuel acceptance, the DOE is inviting the views of all contract holders on how the delay can best be accommodated. Under DOE's current criteria for shipping allocation rights, PVNGS's spent fuel shipments to the DOE permanent disposal facility would begin in approximately 2025. In addition, APS believes that on-site storage of spent fuel may be required beyond the life of the PVNGS Units. APS currently believes that alternative interim spent fuel storage methods are or will be available on-site or off-site for use by PVNGS to allow its continued operation beyond 2002 and to safely store spent fuel until DOE's scheduled shipments from PVNGS begin.

       Currently, low-level radioactive waste is being shipped to the low level waste repository in Barnwell, South Carolina. In addition, a low-level waste facility was built in 1995 at the PVNGS site. This facility is being used and has the capability to store an amount of waste equivalent to 10 years of normal operation of PVNGS.

Water Supply

       Water for Four Corners and SJGS is obtained from the San Juan River. (See
ITEM 3. -- "LEGAL PROCEEDINGS -- SAN JUAN RIVER ADJUDICATION".) BHP holds rights to San Juan River water and has committed a portion of such rights to Four Corners through the life of the project. The Company and Tucson have a contract with the USBR ("USBR Contract") for consumption of 16,200 acre feet of water per year for SJGS, which contract expires in 2005, and in addition, the Company was granted the authority to consume 8,000 acre feet of water per year under a state permit that is held by BHP. The Company is of the opinion that sufficient water is under contract for SJGS until 2005.

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

       Due to extensive lead times required to renew the water rights contract, the Company formally initiated the renewal and extension process for requesting rights through the year 2025. The Company is actively conducting an environmental assessment with the USBR and a biological assessment with the U.S. Fish and Wildlife Service. These studies are required by the Federal agencies before the existing water contract can be renewed. In June 1996, the Navajo Nation requested the USBR to withhold renewal of the USBR Contract due to water shortages of the Navajo Indian Irrigation Project. Other tribes in the Four Corners area have also voiced concern to the USBR about the renewal by the Company of the USBR Contract. The Company is currently involved in discussions with the Navajo Nation to resolve concerns about renewal of the USBR Contract. The Company is currently unable to predict the outcome of these matters but does not anticipate any material adverse impact on the Company's financial condition or results of operation.

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

                             NATURAL GAS OPERATIONS
Service Area and Customers

       The Company's gas operating division, PNMGS, distributes natural gas to most of the major communities in New Mexico, including Albuquerque and Santa Fe, serving approximately 401,000 customers as of December 31, 1996. The Albuquerque metropolitan area accounts for approximately 54.8% of the total sales-service customers. PNMGS holds long-term, non-exclusive franchises with varying expiration dates in all incorporated communities requiring franchise agreements. PNMGS' customer base includes both "sales-service" customers and "transportation-service" customers. Sales-service customers purchase natural gas and receive transportation and delivery services from PNMGS for which PNMGS receives both cost-of-gas and cost-of-service revenues. Cost-of-gas revenues collected from on-system sales-service customers are a recovery of the cost of purchased gas in accordance with NMPUC rules and regulations and, in that sense, do not affect the net earnings of the Company. Additionally, PNMGS makes occasional gas sales to off-system customers. Off-system sales deliveries generally occur at interstate pipeline interconnects with PNMGS' system. Transportation-service customers, who procure gas independently of PNMGS and contract with PNMGS for transportation and related services, provide PNMGS with cost-of-service revenues only. Transportation services are provided to gas marketers, producers and end users for delivery to locations throughout the PNMGS distribution systems, as well as for delivery to interstate pipelines.
PNMGS provided gas transportation deliveries to approximately 1,050 gas marketers, producers and end users during 1996.

       For the twelve months ended  December 31, 1996,  PNMGS had  throughput of approximately 100.1 million decatherms, including sales of 53.1 million decatherms to both sales-service customers and off-system customers. No single "sales-service" customer accounted for more than 4.4% of PNMGS' therm sales in 1996. During 1996, approximately 47.0% of the PNMGS' total gas throughput was related to transportation gas deliveries. PNMGS' transportation rates are unbundled, and transportation customers only pay for the service they receive. PNMGS' total operating revenues for the year ended December 31, 1996, were approximately $227.3 million. Cost-of-gas revenues, received from sales-service and off-system customers, accounted for approximately 45.8% of PNMGS' total operating revenues. Since a major portion of PNMGS' load is related to heating, levels of therm sales are affected by the weather. Approximately 44.1% of PNMGS' total therm sales in 1996 occurred in the months of January, February, November and December.

Natural Gas Supply

       During the late 1980's, there were significant changes in the natural gas industry brought about by Federal and state regulations which dramatically altered the way gas is bought, transported and sold nationwide. These changes required PNMGS to reform or terminate certain natural gas purchase contracts which required PNMGS to take gas in excess of demand. This process resulted in breach of contract claims from some producers. PNMGS resolved all of the producer litigation and reformed its supply portfolio so that it better matches the demands of PNMGS' sales-service customers. These reformations allow PNMGS to seek new sources of gas supplies through pipeline interconnects which have created a more flexible and reliable supply portfolio. PNMGS obtains its supply of natural gas primarily from sources within New Mexico pursuant to contracts with producers and marketers. These contracts are generally sufficient to meet PNMGS peak-day demand.

       PNMGS serves certain cities which depend on EPNG or Transwestern Pipeline Company for transportation of gas supplies. Because these cities are not directly connected to PNMGS transmission facilities, gas transported by these companies is the sole supply source for those cities. Such transportation is regulated by FERC. As a result of FERC Order 636, PNMGS' options for transporting gas to such cities and other portions of its distribution system have increased.

Natural Gas Sales

       The following table shows gas throughput by customer class**:

                                 GAS THROUGHPUT
                            (Millions of decatherms)


                               1996    1995     1994      1993      1992
                               ----    ----     ----      ----      ----

Residential................    27.4    25.9     27.1      28.0      27.1
Commercial.................     9.3     8.9      9.8      10.4      10.6
Industrial.................     2.1     0.7      0.8       0.9       0.7
Public authorities.........     2.6     2.4      2.5       2.5       4.2
Irrigation.................     1.4     1.2      1.3       1.3       1.1
Sales for resale...........     0.8     1.3      0.7       1.0       2.0
Unbilled...................     1.4    (1.8)    (0.3)     (0.6)      0.6
Transportation*............    47.1    69.8     90.2      91.8      73.6
Off-system sales...........     8.0     1.2       --        --       0.9
                              -----   -----    -----     -----     -----
                              100.1   109.6    132.1     135.3     120.8
                              =====   =====    =====     =====     =====



         The following table shows gas revenues by customer class**:

                                  GAS REVENUES
                             (Thousands of dollars)


                              1996       1995       1994       1993       1992
                            --------   --------   --------   --------   --------

Residential................ $129,911   $125,290   $149,439   $149,796   $125,313
Commercial.................   33,022     32,328     42,725     44,575     37,222
Industrial.................    5,179      1,873      2,905      3,369      2,063
Public authorities.........    8,018      7,939      9,969      9,694     12,313
Irrigation.................    3,252      3,077      4,061      4,418      2,713
Sales for resale...........    2,106      3,114      2,462      3,137      4,460
Unbilled...................    2,677     (2,430)       267     (1,573)       716
Transportation*............   17,215     22,172     27,592     26,729     18,753
Liquids....................    7,608     13,414     16,090     18,724     26,427
Processing fees............       --      5,180     10,638      9,761      6,795
Off-system sales...........   14,353      1,927         --          4      1,410
Other......................    3,960      4,101      3,362      2,453      4,974
                            --------   --------   --------   --------   --------
                            $227,301   $217,985   $269,510   $271,087   $243,159
                            ========   ========   ========   ========   ========


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

Proposed Rulemaking

    On June 5, 1995, the NMPUC issued a Notice of Inquiry ("NOI") seeking comments on whether and how NMPUC Rule 450, which governs affiliate transactions, should be revised. On June 3, 1996, the NMPUC issued its Notice of Proposed Rulemaking and Order on the NOI proposing certain amendments to NMPUC Rule 450 and seeking comments and suggested language changes to its proposed amendments by August 5, 1996. The proposed amendments would, in effect, limit the Company's non-utility business ventures. The Company vigorously opposed these limitations and filed its comments and suggested language changes with the NMPUC. The Company contends that many of the proposed amendments are unwarranted or prohibited under the New Mexico Public Utility Act. To date, the NMPUC has not acted on the comments and suggested language changes it requested.

Fossil-Fueled Plant Decommissioning Costs

    The Company's six owned or partially owned, in service and retired, fossil-fueled generating stations are expected to incur dismantling and reclamation costs as they are decommissioned. The Company's share of decommissioning costs for all of its fossil-fueled generating stations is projected to be approximately $145 million stated in 1996 dollars, including approximately $24.0 million (of which $13.7 million has already been expended) for Person, Prager and Santa Fe Stations which have been retired.

    The Company is currently recovering estimated decommissioning costs for its in-service fossil-fueled generating facilities through rates charged to its NMPUC retail customers.

PGAC Continuation Filing

    Retail gas rate schedules contain a PGAC which provides for timely recovery of the cost of gas purchased for resale to its sales-service customers. On April 20, 1993, PNMGS filed its application requesting authority to continue the use of its PGAC. An item included in this application was a request to recover reservation fees as a cost of gas through the PGAC. On October 26, 1995, the Hearing Examiner issued a Recommended Decision allowing, among other items, the continued use of the PGAC but recommended that reservation fees not be recoverable through the PGAC. PNMGS filed an exception to the portion of the Recommended Decision relating to reservation fees. PNMGS is awaiting final NMPUC approval. On February 13, 1997, the NMPUC denied recovery of these same reservation fees in the ongoing general rate proceeding (see PART II, ITEM 7. -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- OTHER ISSUES FACING THE COMPANY -- GAS RATE CASE"). On February 19, 1996, the NMPUC issued an order requiring PNMGS to file supplemental testimony regarding the volatile nature of its gas costs.

    In a related proceeding, the NMPUC on September 18, 1995, issued a Notice of Inquiry seeking comments as to whether the NMPUC rule that governs the operation of PGACs should be amended. In November 1995, the Company joined with the NMPUC Staff and the AG in recommending that such rule be substantially rewritten. In October 1996, the NMPUC issued an order establishing a working group including the NMPUC staff, the AG and other New Mexico gas utilities to rewrite the rule. Several intervenors including New Mexico industrial end users and national gas marketing companies have been allowed to join the working group.

FPPCAC

    The Company's firm-requirements wholesale customers have a FPPCAC which has an approximate 30-day time lag in implementation of the FPPCAC for billing purposes. The Company's FPPCAC for its firm-requirement wholesale customers had been at variance with the filed FERC tariffs. As a result, the Company filed a petition with FERC on October 28, 1993 to permit deviation from the filed FERC tariffs for the period of July 1985 through January 1993. The Company's filing indicated that the four firm-requirements wholesale customers benefitted during that time period relative to the energy costs they would have been billed under the application of the filed FERC tariffs. The four affected customers concur with the Company's position and have filed a certificate of concurrence with FERC. Discussions regarding the Company's filing with FERC staff have occurred, but at this time no formal response has been given to the Company. The Company has no indication of when a formal response will be received; however, the Company does not anticipate any material adverse impact on the Company's financial condition or results of operations as a result of this issue.

Public Regulation Commission

    On November 5, 1996, New Mexico voters approved an amendment to the state constitution which will replace the present State Corporation Commission and the NMPUC with a single, elected five member regulatory authority. The new Public Regulation Commission will be responsible for overseeing registration of all New Mexico corporations, as well as regulating insurers, transportation and telecommunications companies, oil and gas pipelines, and gas, electric, water and sewer public utilities operating in the state. Implementing the new regulatory structure will require legislation to establish new voting districts and revise the statutes which now govern the two existing regulatory bodies.

    For other rates and regulation issues facing the Company,  see PART II, ITEM
7. -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- OVERVIEW -- OTHER ISSUES FACING THE COMPANY -- GAS RATE CASE -- NMPUC ORDER --THE COMPANY'S JANUARY 1997 PGAC FACTOR VARIANCE REQUEST; ORDER TO FILE NEW RETAIL ELECTRIC and GAS RATE CASES and TRANSMISSION ISSUES -- FERC Transmission Issues".

                              ENVIRONMENTAL FACTORS

    The Company, in common with other electric and gas utilities, is subject to stringent regulations for protection of the environment by state, Federal and tribal authorities. In addition, PVNGS is subject to the jurisdiction of the NRC, which has authority to issue permits and licenses and to regulate nuclear facilities in order to protect the health and safety of the public from radioactive hazards and to conduct environmental reviews pursuant to the
National Environmental Policy Act. The Company believes that it is in compliance, in all material respects, with the environmental laws. The Company does not currently expect that material expenditures for environmental control facilities will be required to meet environmental regulations in 1997 and 1998. However, in order to achieve operational efficiencies, the Company and participants decided to begin a retrofit environmental project at SJGS which will cost the SJGS participants approximately $80 million over the next two years.

The Clean Air Act

    The Clean Air Act Amendments of 1990 (the "Act") impose stringent limits on emissions of sulfur dioxide and nitrogen oxides from fossil-fueled electric generating plants. The Act is intended to reduce air contamination from every sizeable source of air pollution in the nation. Electric utilities with fossil-fueled generating units will be affected particularly by the section of the Act which deals with acid rain. To be in compliance with the Act, many utilities will be faced with installing expensive sulfur dioxide removal equipment, securing low sulfur coal, buying sulfur dioxide emission allowances, or a combination of these. Due to the existing air pollution control equipment on the coal-fired SJGS and Four Corners, the Company believes that it will not be faced with any material capital expenditures in order to be in compliance with the acid rain provisions (both sulfur dioxide and nitrogen dioxide) of the Act. SJGS and Four Corners have installed flow monitoring equipment and have completed certification testing of their continuous emission monitoring equipment. Certification testing data was submitted to the EPA in 1995, as required. Under other provisions of the Act, the Company will be required to obtain operating permits for its coal- and gas-fired generating units and to pay annual fees associated with the operating permit program. The New Mexico operating permit program was approved by the EPA in November 1994. Operating permit applications were submitted to the state in 1995. The state has not issued any operating permits to the Company as of this date.

    The Act established the Grand Canyon Visibility Transport Commission ("Commission") and charged it with assessing adverse impacts on visibility at the Grand Canyon. The Commission broadened its scope to assess visibility impairment in mandatory Class I areas (parks and wilderness areas) located in the Colorado Plateau. The Commission submitted its findings and recommendations to the EPA in June 1996.

    The Commission's recommendations regarding stationary sources are to: (i) implement existing Clean Air Act requirements through the year 2000, (ii) establish stationary source emission targets as regulatory triggers, (iii) develop a plan for allocating trading credits under a regulatory program emissions cap, (iv) review compliance with targets and establish incentives, (v) complete source attribution studies and (vi) develop an improved monitoring and accounting system.

    The Commission did not recommend any additional emission reductions for point sources. The recommendations include monitoring the impact of existing Clear Air Act requirements on emission reductions and the resulting effect on visibility, setting regional targets for SO2 emissions from stationary sources for the year 2000 and developing a regulatory program to implement if the targets are exceeded. The regulatory program will most likely include a market-based trading of emissions allowances. The targets and the regulatory program have not yet been developed; however, the Company does not expect a material adverse effect on the Company's financial condition or results of operations.

    In a related matter, the EPA proposed revisions to the National Ambient Air Quality Standards for ozone and particulate matter. The nature of and cost of the impacts of these proposed revisions, if any, to the Company's operations cannot be determined at this time; however, the Company does not anticipate any material adverse impact on the Company's financial condition or results of operations.

    For other environmental issues facing the Company, see PART II, ITEM 7. -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- OTHER ISSUES FACING THE COMPANY -- ENVIRONMENTAL ISSUES -- Electric Operations and ENVIRONMENTAL ISSUES -- Gas Operations".

ITEM 2.  PROPERTIES

    Substantially all of the Company's utility plant is mortgaged to secure its first mortgage bonds.

                                    ELECTRIC

    The Company's electric generating stations in commercial service as of December 31, 1996, were as follows:

                                                                  Total Net
                                                                 Generation
     Type               Name             Location               Capacity (MW)
--------------    ---------------      -------------            -------------

Nuclear...........PVNGS (a)            Wintersburg, Arizona           390*
Coal..............SJGS (b)             Waterflow, New Mexico          750
Coal..............Four Corners (c)     Fruitland, New Mexico          192
Gas/Oil...........Reeves               Albuquerque, New Mexico        154
Gas/Oil...........Las Vegas            Las Vegas, New Mexico           20
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

Fossil-Fueled Plants

       SJGS is located in northwestern New Mexico, and consists of four units operated by the Company. Units 1, 2, 3 and 4 at SJGS have net rated capacities of 316 MW, 312 MW, 488 MW and 498 MW, respectively. SJGS Units 1 and 2 are owned on a 50% shared basis with Tucson. Unit 3 is owned 50% by the Company, 41.8% by SCPPA and 8.2% by Tri-State Generation and Transmission Association, Inc. Unit 4 is owned 38.457% by the Company, 28.8% by M-S-R, 10.04% by Anaheim, 8.475% by Farmington, 7.2% by Los Alamos and 7.028% by UAMPS. The Company's net aggregate ownership in SJGS is 750 MW.

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

       During 1996, PVNGS was operated at a capacity factor of 89.1% which was the highest yearly capacity factor attained at the plant. This capacity factor was primarily attributable to record setting low refueling outage days.

Sale and Leaseback Transactions of PVNGS Units 1 and 2

       In eleven transactions consummated in 1985 and 1986, the Company sold and leased back its entire 10.2% interest in PVNGS Units 1 and 2, together with portions of the Company's undivided interest in certain PVNGS common facilities. In each transaction, the Company sold interests to an owner trustee under an owner trust agreement with an institutional equity investor. The owner trustees, as lessors, leased the interests to the Company under lease agreements having initial terms expiring January 15, 2015 (with respect to the Unit 1 leases) or January 15, 2016 (with respect to the Unit 2 leases). Each lease provides an option to the Company to extend the term of the lease as well as a repurchase option. The lease expense for the Company's PVNGS leases is approximately $66.3 million per year. Throughout the terms of the leases, the Company continues to have full and exclusive authority and responsibility to exercise and perform all of the rights and duties of a participant in PVNGS under the Arizona Nuclear Power Project Participation Agreement and retains the exclusive right to sell and dispose of its 10.2% share of the power and energy generated by PVNGS Units 1 and 2. The Company also retains responsibility for payment of its share of all taxes, insurance premiums, operating and maintenance costs, costs related to capital improvements and decommissioning and all other similar costs and expenses associated with the leased facilities. On September 2, 1992, the Company purchased approximately 22% of the beneficial interests in the PVNGS Units 1 and 2 leases for $17.5 million. For accounting purposes, this transaction was originally recorded as a purchase with the Company recording approximately $158.3 million as utility plant and $140.8 million as long-term debt on the Company's consolidated balance sheet. In connection with the $30 million retail rate reduction stipulated with the NMPUC in 1994, the Company wrote down the purchased beneficial interests in PVNGS Units 1 and 2 leases to $46.7 million. In March 1995, the Company retired approximately $130 million of PVNGS lease obligation bonds ("LOBs").

       In October 1996, the Company purchased $200 million of the PVNGS LOBs. The bonds are held as an investment on the Company's books. For rating agency purposes, the PVNGS LOBs are included in the calculation of the debt to equity ratio and various financial coverage ratios. The purchase of the $200 million of PVNGS LOBs is treated by the rating agencies as a defeasance of the bonds, thereby resulting in an improvement to the ratios.

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

PVNGS Decommissioning Funding

       The Company has a program for funding its share of decommissioning costs for PVNGS. Under this program, the Company makes a series of annual deposits to an external trust over the estimated useful life of each unit with the trust funds being invested under a plan which allows the accumulation of funds largely on a tax-deferred basis through the use of life insurance policies on certain current and former employees. The results of the 1995 decommissioning study indicate that the Company's share of the PVNGS decommissioning costs will be approximately $147.5 million, a decrease from $157.8 million based on the previous 1992 study (both amounts are stated in 1995 dollars).

       The Company determined that a supplemental investment program will be needed as a result of both historical cost increases and the lower than anticipated performance of the existing program. On September 29, 1995, the Company filed a request for permission from the NMPUC to establish a qualified tax advantaged trust for PVNGS Units 1 and 2. Due to Internal Revenue Service ("IRS") regulations, PVNGS Unit 3 will remain in a non-qualified trust.

       Pursuant to NMPUC approval, the Company funded an additional $12.5 million into the qualified and non-qualified funds. The estimated market value of the trusts, including the current life insurance policies, at the end of 1996 was approximately $25.6 million.

PVNGS Liability and Insurance Matters

       The PVNGS participants have insurance for public liability payments resulting from nuclear energy hazards to the full limit of liability under Federal law. This potential liability is covered by primary liability insurance provided by commercial insurance carriers in the amount of $200 million and the balance by an industry-wide retrospective assessment program. The maximum assessment per reactor under the retrospective rating program for each nuclear incident occurring at any nuclear power plant in the United States is approximately $79.3 million, subject to an annual limit of $10 million per incident. Based upon the Company's 10.2% interest in the three PVNGS units, the Company's maximum potential assessment per incident for all three units is approximately $24.3 million, with an annual payment limitation of $3 million per incident. The insureds under this liability insurance include the PVNGS participants and "any other person or organization with respect to his legal responsibility for damage caused by the nuclear energy hazard". If the funds provided by this retrospective assessment program prove to be insufficient, Congress could impose revenue raising measures on the nuclear industry to pay claims.

       The PVNGS participants maintain "all-risk" (including nuclear hazards) insurance for nuclear property damage to, and decontamination of, property at PVNGS in the aggregate amount of approximately $2.75 billion as of January 1, 1997, a substantial portion of which must be applied to stabilization and decontamination. The Company has also secured insurance against portions of the increased cost of generation or purchased power and business interruption resulting from certain accidental outages of any of the three PVNGS units if the outage exceeds 21 weeks. The Company is a member of two industry mutual insurers. These mutual insurers provide both the "all-risk" and increased cost of generation insurance to the Company. In the event of adverse losses experienced by these insurers, the Company is subject to an assessment. The
Company's maximum share of any assessment is approximately $3.9 million per year.

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

       In July 1996, the Company and other SJGS participants signed an agreement to convert the existing flue gas desulfurization (SO2 removal) system at the SJGS into a much simpler and cost effective limestone system. The conversion project will cost the participants approximately $80 million over the next two years. The NMPUC has been notified of the conversion and expected cost savings. The NMED approval of a new air permit for the limestone system and a disposal permit for the mine has been requested. Construction is scheduled to begin in April 1997 and expected to be completed by the end of 1998.

       As of December 31, 1996, the Company owned, jointly owned or leased 2,803 circuit miles of electric transmission lines, 5,333 miles of distribution overhead lines, 3,299 cable miles of underground distribution lines (excluding street lighting) and 226 substations.

                                   NATURAL GAS

       The natural gas property as of December 31, 1996 consisted primarily of natural gas storage, transmission and distribution systems. Provisions for storage made by the Company include ownership and operation of an underground storage facility located near Albuquerque, New Mexico. The transmission systems consisted of approximately 1,277 miles of pipe with appurtenant compression facilities. The distribution systems consisted of approximately 10,098 miles of pipe.

       On June 21, 1996, the Company entered into a purchase agreement with the DOE for the purchase of approximately 130 miles of transmission pipe for $3.1 million for the transmission of natural gas to Los Alamos and to certain other communities in northern New Mexico. The purchase is subject to the DOE providing right-of-way satisfactory to the Company. The acquisition by the Company was approved by the NMPUC in December 1996. Right-of-way resolution is expected to be completed in the first quarter of 1997.

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

       Although the foregoing matters remain subject to further evaluation, APS expects that the described litigation will not have a material adverse impact on the operation of PVNGS. In addition, the ultimate outcome of this matter will not have a material adverse effect on the Company's financial condition or results of operation.

                           SAN JUAN RIVER ADJUDICATION

       In 1975, the State of New Mexico filed an action entitled State of New Mexico v. United States, et al., in the District Court of San Juan County, New Mexico, to adjudicate all water rights in the "San Juan River Stream System". The Company was made a defendant in the litigation in 1976. The action was expected to adjudicate water rights used at Four Corners and at SJGS. (See ITEM
1. "BUSINESS -- ELECTRIC OPERATIONS -- Fuel and Water Supply -- Water Supply".) The Company cannot at this time anticipate the effect, if any, of any water rights adjudication on the present arrangements for water at SJGS and Four Corners. It is the Company's understanding that final resolution of the case cannot be expected for several years.

                              PVNGS PROPERTY TAXES

       On June 29, 1990, an Arizona state tax law was enacted, effective as of December 31, 1989, which adversely impacted the Company's earnings in the years of 1990 through 1995 by approximately $5 million per year, before income taxes.

On December 20, 1990, the PVNGS participants, including the Company, filed a lawsuit in the Arizona Tax Court, a division of the Maricopa County Superior Court, against the Arizona Department of Revenue, the Treasurer of the State of Arizona, and various Arizona counties, claiming, among other things, that portions of the new tax law are unconstitutional. In December 1992, the court granted summary judgment to the taxing authorities, holding that the law is constitutional. The PVNGS participants appealed this decision to the Arizona Court of Appeals. On November 21, 1995, the Arizona Court of Appeals ruled in favor of the PVNGS participants. In April 1996, the participants and the Arizona Department of Revenue reached an agreement to settle the pending litigation. Pursuant to the tentative settlement, the Company will relinquish its claims for relief with respect to prior years and the defendants will not challenge the Court of Appeals decision concerning prospective relief (for tax years 1996 and thereafter).

       On July 18, 1996, the Arizona legislature passed, and the Governor of Arizona subsequently signed, a $200 million property tax reduction which codifies the terms of the settlement. Final documents are currently being prepared for the signatures of the parties to this action. The result of the legislation and the settlement will be a reduction in the Company's Arizona property tax of approximately $4.0 million annually beginning in 1996 and extending at least three years, barring any subsequent changes in the applicable tax law.

                                OTHER PROCEEDINGS

Federal Deposit Insurance Corporation ("FDIC") Litigation, formerly Resolution
  Trust Corporation ("RTC") Litigation ("MDL-995")

       On April 16, 1993, the Company and certain current and former employees of the Company or Meadows ("BCD parties") were named as defendants in an action filed in the United States District Court for the District of Arizona by the RTC, as receiver for Western Savings and Loan Association ("Western"). Three of the individuals sued by the RTC have indemnity agreements with the Company. The claims relate to alleged actions of the Company's or Meadows' employees in 1987 in connection with a loan procured by BCD, whose general partners include Meadows, from Western and the purchase by that partnership of property owned by Western. The RTC apparently claims that the Company's liability stems from the actions of a former employee who allegedly acted on behalf of the Company for the Company's benefit. The RTC is claiming in excess of $40 million in actual damages from the BCD/Western transactions and is also claiming damages substantially exceeding that amount on Arizona racketeering, civil conspiracy and aiding and abetting theories . These allegations involve claims against the Company for damages to Western caused by other defendants and from other transactions to which BCD was not a party. The Company is sued only on the Arizona racketeering claims. The RTC claims that damages under the Arizona racketeering statute would be trebled under applicable Arizona law. The prevailing parties on the Arizona racketeering claims could seek their fees and costs from the parties who do not prevail.

       On December 31, 1995, the RTC ceased to exist and its duties and responsibilities were transferred to the FDIC. The FDIC has been substituted for the RTC as plaintiff in MDL-995.

       On April 11, 1996, representatives of the BCD parties and the FDIC met with a mediator to continue settlement discussions. The mediation session resulted in an agreement to settle the case for approximately $5.8 million, approximately $3.1 million of which would be paid by the Company and the remainder to be paid by insurance covering the BCD parties. Settlement documents are being drafted for submission to the Court for approval. After consideration of established reserves, the Company believes that there will be no material adverse effect on the Company's financial condition or results of operations.

       The Company continues to believe that all of the claims made by the FDIC in this case are without merit but, for business reasons, believes that the settlement is in the best interest of the Company.

Republic Savings Bank ("RSB") Litigation

       On July 1, 1996, in a 7-2 decision in the case of United States v. Winstar Corporation, the United States Supreme Court ruled that the Federal government had breached its contractual obligations with certain thrifts in refusing to recognize the accounting practices of supervisory goodwill and capital credits. Contracts had been negotiated with certain Federal agencies providing for the purchase of failing thrifts on the condition that supervisory goodwill and capital credits be recognized for purposes of determining compliance with regulatory capital requirements. When Congress enacted the Financial Institutions Reform, Recovery and Enforcement Act in 1989, these accounting practices were prohibited, thus driving otherwise healthy thrifts out of compliance with the capital requirements. Many, including RSB, were taken over and liquidated as a result.

       Meadows owns directly a 100% ownership interest in Republic Holding Company ("RHC"), and RSB was a wholly-owned subsidiary of RHC. Meadows and RHC have pending before the United States Court of Federal Claims, a lawsuit filed on April 13, 1992, alleging similar contractual arrangements to those at issue in the Winstar case. The Federal government has filed a counterclaim alleging breach by RHC of its obligation to maintain RSB's net worth and has moved to dismiss Meadows' claim for lack of standing.

       RSB was the thrift organized upon the acquisition of Citizens Federal Savings and Loan Association and Fireside Federal Savings and Loan Association, both Illinois corporations, in 1985. The plaintiffs invested $17 million of new capital in the failing institutions. The Federal regulators expressly promised that approximately $23 million of supervisory goodwill created by the transaction could be accounted for as an intangible asset to be counted toward regulatory capital. Additionally, the regulators promised to allow a $3 million cash contribution by the Federal Savings and Loan Insurance Corporation to be recorded as a direct credit to regulatory capital. On June 5, 1992, the Office of Thrift Supervision placed RSB in receivership and appointed the RTC as receiver. On November 6, 1992, RTC sold RSB as a going concern for a premium of nearly $1 million, with approximately $215.5 million in assets and $203.9 million in liabilities.

       The RSB case has been held in abeyance pending the ruling by the Supreme Court. The Company believes that the Winstar decision establishes the Federal government's liability to Meadows and RHC in the RSB litigation and the amount of damages owed as a result will be vigorously litigated. It is premature to estimate the amount of recovery, if any, by Meadows and RHC.

Four Corners

       The Company owns a 13% ownership interest in Units 4 and 5 of Four Corners located in northwestern New Mexico on land leased from the Navajo Nation. In July 1995, the Navajo Nation enacted the Navajo Nation Air Pollution Prevention and Control Act, the Navajo Nation Safe Drinking Water Act and the Navajo Nation Pesticide Act (collectively, the "Acts"). By letter dated October 12, 1995, the Four Corners participants requested the United States Secretary of the Interior (the "Secretary") to resolve their dispute with the Navajo Nation regarding whether or not the Acts apply to operation of Four Corners. The Four Corners participants subsequently filed a lawsuit in the District Court of the Navajo Nation (the "Court"), Window Rock District, seeking, among other things, a declaratory judgment that: (i) the Four Corners leases and Federal easements preclude the application of the Acts to the operation of Four Corners; and (ii) the Navajo Nation and its agencies and courts lack adjudicatory jurisdiction to determine the enforceability of the Acts as applied to Four Corners. On October 18, 1995, the Navajo Nation and the Four Corners participants agreed to indefinitely stay the proceedings referenced above so that the parties may attempt to resolve the dispute without litigation, and have requested that the Secretary and the Court stay these proceedings. The Company is unable to predict the outcome of this matter but does not anticipate any material adverse impact on the Company's financial condition or results of operation.

For a discussion of other legal proceedings, see PART II, ITEM 7. -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- OTHER ISSUES FACING THE COMPANY -- GAS RATE CASE and NMPUC ORDER -- THE COMPANY'S JANUARY 1997 PGAC FACTOR VARIANCE REQUEST; ORDER TO FILE RETAIL ELECTRIC AND GAS RATE CASES".

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF THE COMPANY

       Executive officers, their ages, offices held with the Company in the past five years and initial effective dates thereof, were as follows on December 31, 1996, except as otherwise noted:

                                                                       Initial Effective
    Name               Age                Office                              Date
    ----               ---                ------                       -----------------

B. F. Montoya........   61 President and Chief Executive Officer          August 1, 1993

M. P. Bourque*.......   49 Senior Vice President, Energy Services       December 6, 1994
                           Senior Vice President, Marketing and
                             Customer Services                          December 7, 1993
                           Senior Vice President, Marketing and            March 2, 1993
                              Energy Management
                           Senior Vice President, Gas Management           June 19, 1990
                              Services

M. D. Christensen....   48 Senior Vice President, Customer Service       January 9, 1996
                              and Public Affairs
                           Vice President, Public Affairs               December 7, 1993
                           Vice President, Communications                  July 22, 1991

R. J. Flynn..........   54 Senior Vice President, Electric Services     December 1, 1994

M. H. Maerki.........   56 Senior Vice President and Chief Financial    December 7, 1993
                              Officer
                           Senior Vice President, Administration           March 2, 1993
                              and Chief Financial Officer
                           Senior Vice President and Chief Financial        June 1, 1988
                              Officer

P. T. Ortiz..........   46 Senior Vice President, General Counsel       December 6, 1994
                              and Secretary
                           Senior Vice President, Regulatory Policy,    December 7, 1993
                              General Counsel and Secretary
                           Senior Vice President, Public Policy,           March 2, 1993
                              General Counsel and Secretary
                           Senior Vice President, General Counsel       February 4, 1992
                              and Corporate Secretary
                           Senior Vice President and General            October 14, 1991
                              Counsel

W. J. Real...........   48 Senior Vice President, Gas Services          December 6, 1994
                           Senior Vice President, Utility Operations    December 7, 1993
                           Senior Vice President, Customer Service         March 2, 1993
                              and Operations
                           Executive Vice President, Gas Operations        June 19, 1990

R. B. Ridgeway.......   38 Senior Vice President, Energy Services      December 14, 1996
                           Vice President, Corporate Planning            August 10, 1996
                           Director, Corporate Strategy                     July 2, 1994
                           Consultant, Competitive Analysis              October 5, 1992
                           Director, Strategic Planning                 February 1, 1991
                           Manager, Gas Supply Planning                     June 4, 1990




                                                                       Initial Effective
    Name               Age                Office                              Date
    ----               ---                ------                       -----------------

J. E. Sterba............41 Senior Vice President, Bulk Power             December 6, 1994
                              Services
                           Senior Vice President, Corporate              December 7, 1993
                              Development
                           Senior Vice President, Asset                     April 6, 1993
                              Restructuring
                           Senior Vice President, Retail Electric and    January 29, 1991
                              Water Services
                           Senior Vice President, Business              September 1, 1988
                              Development Group, Electric and Water
                              Operations

J. A. Zanotti...........56 Senior Vice President, Human Resources         January 9, 1996
                           Vice President, Human Resources                  March 2, 1993
                           Senior Vice President, Human Resources           July 26, 1990
                              and Communications

-----------

       *M. P. Bourque resigned as an executive officer of the Company effective
        December 24, 1996.

       All officers are elected annually by the board of directors of the Company.

       All of the above executive officers have been employed by the Company and/or its subsidiaries for more than five years in executive or management positions, with the exception of B. F. Montoya and R. J. Flynn. Prior to employment with the Company, B. F. Montoya was employed with Pacific Gas and Electric Company ("PG&E") since 1989. In 1991, he was promoted to Senior Vice President and General Manager of the Gas Supply Business Unit of PG&E. Prior to his employment with PG&E, B. F. Montoya spent 31 years in the Civil Engineer Corps of the U.S. Navy, performing a wide range of management and utility-related assignments. B. F. Montoya achieved the rank of Rear Admiral when he became Commander, Naval Facilities Engineering Command and Chief of Civil Engineers. R. J. Flynn has a 30-year history in the utility industry working with PG&E. Since 1989, R. J. Flynn held the position of Regional Vice President, responsible for all gas and electric utility operations in the San Joaquin Valley.

                                     PART II

ITEM 5.       MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

       The Company's common stock is traded on the New York Stock Exchange. Ranges of sales prices of the Company's common stock, reported as composite transactions (Symbol: PNM), and dividends paid on common stock for 1996 and 1995, by quarters, are as follows:


Quarter                                          Range of
Ended                                          Sales Prices
-------------------                      ------------------------    Dividends
                                            High          Low        per Share
                                         ---------     ----------   -----------
1996:
   December 31..........................    19 7/8     18 1/8          $0.12
   September 30.........................    20 3/8     19              $0.12
   June 30..............................    20 1/2     17 1/4          $0.12
   March 31.............................    18 3/4     17 3/8          $0.00
                                                                       -----
      Fiscal Year.......................    20 1/2     17 1/4          $0.36
                                                                       =====

1995:
   December 31..........................    18 1/4     16 1/8          $0.00
   September 30.........................    16 3/8     13 3/4          $0.00
   June 30..............................    14 1/4     12 3/8          $0.00
   March 31.............................    13 7/8     12 1/4          $0.00
                                                                       -----
      Fiscal Year.......................    18 1/4     12 1/4          $0.00
                                                                       =====

       On January 31, 1997, there were 18,835 holders of record of the Company's common stock.

       On December 31, 1996, the Company's Board of Directors ("Board") declared a quarterly cash dividend of 12 cents per share of common stock payable February 21, 1997 to shareholders of record as of February 3, 1997. This will be the fourth quarterly dividend to the Company's common shareholders since the Company reinstated its common stock dividend in May 1996.

       The Board set the dividend payout ratio below the industry average to allow for dividend growth in the future and to sustain financial flexibility for the Company to respond to potential opportunities in the evolving energy marketplace. The Board had not declared cash dividends on common stock since 1989. In establishing its new dividend policy, the Board weighed the Company's current financial position and its future business plan, as well as the regulatory and business climate in New Mexico. Future dividend declaration will be reviewed for action by the Board and coordinated with quarterly earnings announcements. The payment of future dividends will depend on earnings, the financial condition of the Company, market conditions and other factors.

Cumulative Preferred Stock

       While isolated sales of the Company's cumulative preferred stock have occurred in the past, the Company is not aware of any active trading market for its cumulative preferred stock. Quarterly cash dividends were paid on each series of the Company's cumulative preferred stock at their stated rates during 1996 and 1995.

ITEM 6.  SELECTED FINANCIAL DATA

                                            1996          1995          1994          1993           1992
                                         ----------    ----------    ----------    ----------     ----------
                                                  (In thousands except per share amounts and ratios)

Total Operating Revenues................ $  883,386    $  808,465    $  904,711    $  873,878     $  851,953
Net Earnings (Loss)..................... $   72,580    $   75,562    $   80,318    $  (61,486)*   $ (104,255)+
Earnings (Loss) per Common
   Share................................ $     1.72    $     1.72    $     1.77    $    (1.64)*   $    (2.67)+
Total Assets............................ $2,230,314    $2,035,669    $2,203,265    $2,212,189     $2,375,582
Preferred Stock with Mandatory
   Redemption Requirements..............         --            --    $   17,975    $   24,386     $   25,700
Long-Term Debt, less Current
   Maturities........................... $  713,919    $  728,843    $  752,063    $  957,622     $  911,252
Common Stock Data:
   Market price per common
      share at year end................. $   19.625    $   17.625    $    13.00    $    11.25     $   12.375
   Book value per common share
      at year end....................... $    18.06    $    16.82    $    15.11    $    13.29     $    15.00
   Average number of common
      shares outstanding................     41,774        41,774        41,774        41,774         41,774
   Cash dividend declared per
      common share...................... $     0.48            --            --            --             --
Return on Average Common
   Equity...............................        9.8%         10.7%         12.4%        (10.7)%        (15.0)%
Capitalization:
   Common stock equity..................       50.9%         48.6%         43.2%         34.8%          38.6%
   Preferred stock:
      Without mandatory
        redemption requirements.........        0.9           0.9           4.1           3.7            3.6
      With mandatory redemption
        requirements....................         --            --           1.2           1.5            1.6
   Long-term debt, less current
      maturities........................       48.2          50.5          51.5            60           56.2
                                         -----------   -----------   -----------    ----------    -----------
                                                100%          100%          100%          100%           100%
                                         ===========   ===========   ===========    ==========    ===========

-----------

* Includes the write-down of the 22% beneficial interests in the PVNGS Units 1 and 2 leases purchased by the Company, the write-off of certain regulatory assets and other deferred costs and the write-off of certain PVNGS Units 1 and 2 common costs, aggregating $108.2 million, net of taxes ($2.59 per share).

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

OVERVIEW

Restructuring the Electric Utility Industry

     The electric utility industry continues to be in a period of fundamental change intended to promote a competitive environment in the retail and wholesale energy marketplaces. Legislators and regulators at both the state and Federal levels continue to consider how to promote competition among suppliers of electricity and how to provide customers with choice among suppliers.

     At the state level, the Integrated Water and Resource Planning Committee of the New Mexico State Legislature (the "IWRPC") held hearings during 1996 which focused on the issues related to restructuring of the electric industry in New Mexico. The Company participated extensively in these hearings and, at the invitation of the IWRPC, submitted draft legislation to be used as a starting point for the various parties to consider regarding the electric industry restructuring. The draft legislation would allow an electric utility to recover all of its prudently incurred stranded costs, and also provide a path for business flexibility. The AG testified that retail competition should not be introduced at this time but, if it is, there should be independent ownership of generation, transmission and distribution facilities, due to market power concerns. At its November 1996 meeting, the IWRPC voted not to recommend restructuring legislation in the 1997 session but instead to recommend continuation of the IWRPC and a study of the tax effects of restructuring. The IWRPC also sent a letter to the NMPUC calling for no restructuring to be undertaken by the NMPUC without legislative approval. The New Mexico legislative session is currently in progress and the Company will closely monitor any legislative action regarding restructuring of the electric utility industry.

     During 1996, the NMPUC conducted a series of workshop meetings in its "Investigation of Restructuring of Regulation of the Electric Industry in New Mexico". The Company actively participated in these workshops and presented the Company's position on various matters related to industry restructuring. The Company provided data and analysis in the areas of market structure, measurement and collection of stranded costs, market power, potential changes in Company structure and issues related to the transition phase. In conjunction with the workshop meetings, the NMPUC ordered all utilities under its jurisdiction to file their estimates of stranded costs, absent any recovery method being adopted, based on the Texas Public Utility Commission Economic Cost Over Market ("ECOM") model. The Company, in its filing, presented two methodologies: (i) using the ECOM model, the Company's stranded cost estimates run from $657 million for a 1998 full retail access case to $119 million for a 2002 full retail access case, and (ii) using a second methodology, based upon the difference between the Company's costs of existing generation and the costs of new combined cycle and combustion turbine units to serve the same load, the Company's costs above the level of new gas units, in 1997 dollars, were estimated at $748 million for a 1998 full retail access case to $327 million for a 2002 full retail access case. The Company advised the NMPUC that the results of the ECOM model are highly sensitive to various assumptions, primarily projections of future gas prices. To date, the NMPUC has not acted on the requested information.

     At the Federal level, two orders and a Notice of Proposed Rulemaking ("NOPR") related to the provision of transmission service by public utilities were issued in 1996. FERC Order 888, effective July 9, 1996, addresses, among other things, numerous subjects related to the terms and conditions under which public utilities are required to provide access to transmission services, to purchase transmission service on comparable terms for their own wholesale marketing activities, to recover stranded costs from departing wholesale customers and to conform existing power pool agreements to the open access provision of the order. All public utilities were required to have filed, by the effective date, an Open Access Transmission Tariff based on the provisions of the order. In July 1996, the Company filed its compliance Open Access Transmission Tariff under Order 888.

     FERC Order 889, effective January 3, 1997, requires public utilities to install and operate an Open Access Same-time Information System and comply with certain standards of conduct among employees in transmission operations and wholesale power marketing, designed to prevent employees of a public utility or its affiliates engaged in wholesale marketing functions from obtaining preferential access to transmission-related information or from engaging in unduly discriminatory business practices regarding access to transmission service. On January 2, 1997, the Company filed with the FERC its Standards of Conduct report in compliance with provisions of Order 889.

     A NOPR relating to transmission capacity reservation proposed the elimination of the provision of separate "network" and "point-to-point" service as provided in Order 888, providing all open access service under a capacity reservation tariff. Industry comments were submitted to the FERC on October 1, 1996. The FERC has provided no indication of any future activity on the proposed rulemaking. The Company continues to assess the impact of both the rules and the potential impact of the proposed rulemaking.

     In July 1996, legislation was introduced in the United States Congress to allow retail competition by the year 2000. Since then, a number of bills have been drafted for potential introduction in Congress. It is anticipated that these bills will be heavily lobbied by utilities, industrials, power marketers, generators, environmental groups, consumer groups and state regulators.

     Although it is currently unable to predict the ultimate outcome of possible retail wheeling initiatives, the Company has been and will continue to be active at both the state and Federal levels in the public policy debates on the restructuring of the electric utility industry. The Company will continue to work with customers, regulators and legislators and other interested parties to find solutions that bring competitive benefits while recognizing past commitments.

Competitive Strategy

     The Company's strategy for dealing with competition in changing market places includes ongoing cost reductions, increased productivity, pursuit of growth opportunities, seeking to improve credit ratings to investment grade and strengthening of customer relations. To accomplish these objectives, the Company continues to maintain the focus on its core business and is aggressively pursuing its efforts to expand its energy related business into carefully targeted markets for new business opportunities.

     In pursuing new business opportunities, the Company is focusing on energy and utility related activities under its Energy Services Business Unit. These activities will provide energy marketing and energy management services focused on residential and small customers, management services for water and wastewater systems and utility related management and operation services for Federal installations and other large commercial institutions in the Southwest. The Energy Services Business Unit is also pursuing business opportunities in Mexico.

     In June 1995, the Company filed an application with the NMPUC for authorization for the creation of three wholly-owned non-utility subsidiaries as part of the Energy Services Business Unit. The Company sought approval to invest a maximum of $50 million in the three subsidiaries over time and to enter into reciprocal loan agreements for up to $30 million with these subsidiaries. The NMPUC staff filed a motion on September 20, 1995 to have the case dismissed. On January 31, 1996, the hearing examiner assigned to the case recommended that the NMPUC deny the Staff's motion. In March 1996, the NMPUC issued an order adopting the hearing examiner's recommendation and denied NMPUC staff's motion to dismiss the case. On July 8, 1996, hearings in the case began and were concluded on July

19, 1996. The NMPUC staff alleged that certain activities undertaken by the Company, that would be transferred to the subsidiaries if approval is granted, required prior approval thus leaving the Company subject to sanctions. The Company currently cannot predict the ultimate outcome of this proceeding but has and intends to continue to vigorously defend against any allegation that it is in violation of any legal requirements.

     In December 1996, the Company filed an application for certain variances and authorization to invest up to $7.5 million of equity capital in a partially-owned subsidiary company to be incorporated under the laws of the United Mexican States, and to provide guarantees, as necessary, of up to $10 million that may be required in connection with the forming of a subsidiary in Mexico. The Company jointly with Triturados Basalticos y Derivados, S.A. ("Tribasa"), one of the largest construction companies in Mexico, submitted a bid to develop, design, construct, manage and operate natural gas distribution systems in the cities of Chihuahua, Cuauhtemoc-Anahuac and Delicias in the State of Chihuahua, Mexico. If the Company and Tribasa, and possibly a third entity, were to be awarded the permit jointly, these companies would be required, under Mexican law, to form and capitalize a Mexican corporation to comply with permit requirements. In such event, the Company would serve as technical participant and would be required to maintain a certain equity ownership interest. On January 17, 1997, the NMPUC gave the Company conditional approval to proceed. On February 3, 1997, the Company made its compliance filing pursuant to the NMPUC's conditional approval. The Company is currently unable to predict the outcome of the bid.

     The Company believes that successful operation of the Energy Services Business Unit activities will better position the Company in an increasingly competitive utility environment. The Company is currently awaiting NMPUC action on the formation of the energy and non-utility related subsidiaries under the Company's general diversification plan discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Capital Requirements and Liquidity

     Total capital requirements include construction expenditures as well as other major capital requirements, including retirement of long-term debt, long-term debt sinking funds and cash dividend requirements for both common and preferred stock. The main focus of the Company's construction program is upgrading generating systems, upgrading and expanding the electric and gas transmission and distribution systems and purchasing nuclear fuel. Total capital requirements and construction expenditures for 1996 were $321.0 million and $103.1 million, respectively. Projections for total capital requirements and construction expenditures for years 1997-2001 are $914.7 million and $563.7 million, respectively. These estimates are under continuing review and subject to on-going adjustment. In conjunction with upgrading generating systems, the Company has begun a retrofit environmental project at the SJGS which will cost the Company approximately $40 million during the next two years.

     The Company's construction expenditures for 1996 were entirely funded through cash generated from operations. The Company currently anticipates that internal cash generation will be sufficient to meet capital requirements during 1997 through 2001. To cover the difference in the amounts and timing of cash generation and cash requirements, the Company intends to utilize short-term borrowings under its liquidity arrangements.

     In September 1996, the NMPUC granted the Company's request for the purchase of up to $300 million of PVNGS LOBs and Eastern Interconnection Project secured facility bonds over the next three years. In October 1996, the Company purchased $200 million of PVNGS LOBs at a premium with accrued interest. In purchasing the LOBs, the Company borrowed $100 million against the credit facility collateralized by the Company's utility customer accounts receivable and certain amounts being recovered from gas customers relating to certain gas contract settlements and utilized $118 million of its cash. Although the PVNGS LOBs are off-balance sheet debt, these outstanding bonds have been included in the calculation of the Company's debt to capitalization ratio as well as various financial coverage ratios by the major rating agencies. The purchase of the LOBS will not only improve these ratios, but will also increase earnings in the form of interest income. At the end of 1996, the Company had $20.3 million in cash and temporary investments and $100.4 million in short-term borrowings.

     In addition, at year-end 1996 the Company had $110.6 million of available liquidity arrangements, consisting of $100 million from the revolving credit facility ("Facility") and $10.6 million in local lines of credit . The Facility will expire in June 1998 and includes a maximum allowed debt to capitalization ratio of 70%. As of December 31, 1996, such ratio was 61.7 %, including the PVNGS and EIP leases as debt. The Company expects to renew the Facility before its expiration date.

Financing Capability and Dividend Restrictions

     The Company's ability to finance its construction program at a reasonable cost and to provide for other capital needs is largely dependent upon its ability to earn a fair return on equity, results of operations, credit ratings, regulatory approvals and financial market conditions. Financing flexibility is enhanced by providing a high percentage of total capital requirements from internal sources and having the ability, if necessary, to issue long-term securities, and to obtain short-term credit. In September 1996, Standard & Poor's Corp. and Moody's Investors Service, Inc. upgraded the Company's credit ratings to one level below investment grade. Duff & Phelps Credit Rating Co. maintains an investment grade rating for the Company's first mortgage bonds, but continues to rate all other securities of the Company below investment grade. The Company may face limited credit markets and higher financing costs as a result of its securities being rated below investment grade.

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

     The issuance of first mortgage bonds by the Company is subject to earnings and bondable property provisions of the Company's first mortgage indenture. The Company also has the capability under the mortgage indenture, without regard to the earnings test but subject to other conditions, to issue first mortgage bonds on the basis of certain previously retired bonds. At December 31, 1996, based on the earnings test, the Company could have issued approximately $254 million of additional first mortgage bonds, assuming an annual interest rate of 8.65 percent. The Company's restated articles of incorporation limit the amount of preferred stock which may be issued. Assuming a preferred stock dividend rate of
9.40 percent, the Company could have issued $379 million of preferred stock as of year-end.

     In December 1996, the Company refinanced $23 million 1984 Series A Pollution Control Revenue Bonds, $77.045 million 1977 Series Pollution Control Revenue Bonds and $65 million 1978 Series A Pollution Control Revenue Bonds with fixed rates of 6.3%, 6.3% and 5.7%, respectively. The maturity dates for these new bonds are December 2026, December 2016 and December 2016, respectively. In addition, the Company is currently in the process of refinancing an additional $190 million of pollution control revenue bonds. On January 21, 1997, the Company received NMPUC approval for the refinancing of such bonds, and closing is anticipated for late February 1997. The remaining $60 million of the 1978 Series A Pollution Control Revenue Bonds and $40 million of the Company's 1979
Series A Pollution Control Revenue Bonds will be refinanced as variable rate bonds in the weekly mode. The initial variable rate will be determined prior to closing. The remaining $90 million of the 1979 Series A Pollution Control Revenue Bonds will be refinanced with a fixed rate of 6.375%. The total of the $190 million bonds will mature in April 2022.

     The Company currently has no requirements for long-term financing during the period of 1997 through 2001. However, during this period, the Company could enter into long-term financing for the purpose of strengthening its balance sheet and reducing its cost of capital. The Company continues to evaluate its investment and debt retirement options to optimize its financing strategy and earnings potential.

     The Company resumed the payment of cash dividends on common stock starting in May 1996 and continued a quarterly cash dividend of 12 cents per common share during 1996. The Company's board of directors reviews the Company's dividend policy on a continuing basis. The declaration of common dividends is dependent upon a number of factors including earnings and financial condition of the Company and market conditions.

Capital Structure

     The Company's capitalization, including current maturities of long-term debt, at December 31 is shown below:

                                                   1996      1995     1994
                                                   -----     -----    -----

Common Equity.....................................   50.4%    48.6%    39.2%
Preferred Stock...................................    0.9      0.9      4.8
Long-term Debt (including current maturities) ....   48.7     50.5     56.0
                                                   ------    ------   ------
   Total Capitalization*..........................  100.0%   100.0%   100.0%
                                                    =====    =====    =====


-----------

     * Total capitalization does not include the present value of the Company's lease obligations for PVNGS Units 1 and 2 and EIP as debt but does include, for 1994, the debt associated with the beneficial interests in certain PVNGS Units 1 and 2 leases purchased by the Company, which were retired in March 1995.

                              RESULTS OF OPERATIONS

     Earnings per share of common stock were $1.72, $1.72 and $1.77 for 1996, 1995 and 1994, respectively. The sales of the gathering and processing assets and the Company's water division in 1995 had a significant positive earnings effect in 1995 and impacted 1996 earnings by reducing operating margin, reducing operating expenses, reducing interest charges and increasing investment income.

     Electric gross margin (operating revenues less fuel and purchased power expense) increased $23.3 million in 1996 as a result of retail load growth and warmer than normal weather and increased off-system sales margin as a result of improved wholesale power market conditions.

     Electric gross margin decreased $37.9 million in 1995 from 1994 due to the retail rate reduction implemented in late 1994, reduced off-system sales as a result of the expiration of three sales contracts and generally poor wholesale power market conditions. An offset to such decreases was the increase in revenues resulting from retail load growth.

     Gas gross margin (operating revenues less gas purchased for resale) was unchanged from 1995. Higher off-system sales margin and higher retail sales margin as a result of cooler than normal weather in 1996 were offset by the absence of the gas gathering and processing margin in 1996 due to the sale of the gas assets in 1995.

     Gas gross margin decreased $16.4 million in 1995 from 1994 due to decreased gas deliveries resulting from warmer than normal weather in 1995 and reduced margin as a result of the sale of the gas assets in 1995.

     Other operation and maintenance expenses ("O&M") decreased $.3 million in 1996 from 1995 due to the following: (i) lower production O&M expenses of $7.9 million as a result of reduced scheduled maintenance outages in 1996, decreased down time in 1996 for refueling outages and lower property taxes in 1996, (ii) a decrease of $6.3 million in gas production and products extraction expense resulting from the gas assets sale in June 1995, (iii) lower pension and benefit costs of $4.2 million as a result of an adjustment to the retiree's health care costs and (iv) a decrease in water O&M expense of $3.0 million resulting from the sale of the Company's water division in July 1995. Such decreases were offset by higher administrative and general ("A&G") expense of $21.0 million due to increased labor, increased office supplies and expense and higher outside services.

     Other O&M expenses decreased $12.3 million in 1995 from 1994 due to the following: (i) a decrease of A&G expense of $7.5 million due to decreased injuries and damages as a result of the recording of worker's compensation liability in 1994 and a decrease in temporary office labor and postage expense,
(ii) a decrease in gas production and products extraction expense of $6.2 million resulting from the gas assets sale in 1995, (iii) a $4.1 million decrease in production O&M expenses as a result of a reduction in scheduled maintenance outage hours and (iv) a decrease in water O&M expense of $2.1 million resulting from the sale of the Company's water division in 1995. Such decreases were offset by (i) higher A&G labor expense of $4.7 million and (ii) higher employee benefit expense of $2.7 million caused by the retroactive deferral of the gas operation's retirees health care costs for regulatory purposes recorded in 1994.

     Depreciation and amortization expenses decreased $2.7 million from a year ago as a result of the sale of the Company's water division and gas assets in 1995 and an adjustment recorded in 1996 for the over amortization of certain intangible utility plant. Depreciation and amortization expenses for 1995 increased $6.7 million from 1994 as a result of the implementation of new depreciation rates approved by the NMPUC in November 1994.

     Net other income and deductions decreased $18.8 million from a year ago and increased $20.3 million in 1995 from 1994. Significant 1996 items, net of taxes, included the following: (i) a regulatory liability of $10.1 million, (ii) a $1.7 million write-down of certain assets related to the Company's natural gas vehicle program and (iii) an additional accrual of $1.0 million for environmental liabilities associated with the 1995 gas assets sale. Offsetting such decreases was a curtailment gain of $8.0 million related to the change of the Company's defined benefit pension plan and higher interest income of $7.6 million as a result of increased temporary investments in 1996 and the purchase of the PVNGS LOBs.

     Significant 1995 items, net of taxes, included the following: (i) a gain of $12.8 million recognized from the gas assets sale, (ii) a gain of $6.4 million recognized from the sale of the Company's water division, (iii) a $2.6 million adjustment to the carrying costs related to gas take-or-pay settlement amounts,
(iv) a $1.9 million insurance recovery and (v) the $1.4 million related to adjusting reclamation reserves for certain mining operations. Offsetting such increases were: (i) additional regulatory reserves of $4.8 million and (ii) write-downs of $1.8 million for various non-utility properties.

     Significant 1994 items, net of taxes, included the following: (i) a write-off of $3.0 million relating to gas take-or-pay settlement payments which were not recoverable through rates, (ii) an additional provision for legal expenses of $3.6 million and (iii) a gain and associated tax benefits of $6.1 million from the sale of generating facilities to UAMPS.

     Net interest charges decreased $3.2 million and $12.7 million in 1996 and 1995, respectively, as a result of the retirement of $132.7 million of PVNGS LOBs in March 1995. An offset to the 1996 decrease was higher short-term interest charges resulting from short-term borrowings for the purchase of the PVNGS LOBs and an interest assessment from the IRS. In addition, the 1995 decrease included the effect of the retirement of $45 million of first mortgage bonds in April 1994.

     Preferred stock dividend requirements decreased $3.1 million and $2.7 million in 1996 and 1995, respectively, as a result of the retirement of $64 million of preferred stock in August 1995.

                         OTHER ISSUES FACING THE COMPANY

GAS RATE CASE

     On August 28, 1995, the Company filed a request for a $13.3 million increase in its retail natural gas sales and transportation rates. NMPUC Staff and intervenors in the case filed their testimony on January 16, 1996. The Staff recommended a $2.5 million rate decrease and the AG recommended a $13.2 million rate decrease. On February 13, 1997, the NMPUC issued a final order in the gas rate case, ordering a rate decrease of $7.0 million. In ordering the rate decrease, among other things, the NMPUC disallowed the recovery of certain regulatory assets. The Company strongly disagrees with the NMPUC's final order and filed an appeal with the New Mexico Supreme Court on February 17, 1997. The Company has evaluated the impacts of the rate reduction and has established appropriate reserves in its 1996 financial statements, pending the outcome of the appeal.

NMPUC ORDER -- THE COMPANY'S JANUARY 1997 PGAC FACTOR VARIANCE REQUEST; ORDER TO FILE NEW RETAIL ELECTRIC AND GAS RATE CASES

     Due to rapidly rising gas supply costs in December 1996, PNMGS requested a variance, on December 18, 1996, from the NMPUC to increase its gas cost factor by more than 10% without a prior mandatory hearing. Pursuant to NMPUC rules, PNMGS implemented the new gas cost factor with its January billing cycle. This increase in gas cost along with increased gas consumption and longer billing periods for some customers resulted in a substantial increase to customers' bills. The NMPUC denied PNMGS' variance to increase the factor more than 10% without a hearing and held public hearings to receive public comment and testimony. These hearings began on January 22 and concluded on January 30, 1997. The Company provided testimony regarding the higher gas costs.

     The NMPUC issued a final order in this case on February 13, 1997. In the order, the NMPUC imposed, but suspended, a fine of $2.2 million to the Company due to an allegedly incorrect cost factor (too low) that was filed in November 1996. In addition, the NMPUC disallowed collection of $1.6 million of gas costs and ordered an independent audit to be conducted to review the Company's PGAC factor calculations for the period of December 1995 through January 1997. The NMPUC also ordered the docketing of two new investigations. The first, which requires a Company filing by March 15, 1997, will investigate whether or not the Company should exit the merchant function in providing gas supplies to customers. The second, will investigate the prudence of the Company's portfolio strategies and purchase practices. In addition, the NMPUC ordered the Company to file a new gas rate case by August 1, 1997, and also ordered the Company to file an electric retail rate case by May 1, 1997.

     In the order, the NMPUC accused the Company of intentionally filing an inaccurate factor to avoid a hearing, thus, impairing the NMPUC's ability to investigate rising gas prices. The Company strongly disagrees with the NMPUC's final order and is evaluating its options, including rehearing and a possible appeal to the New Mexico Supreme Court.

TRANSMISSION ISSUES

Transmission Right-of-Way

     The Company has easements for right-of-way with the Navajo Nation for portions of several transmission lines that deliver the Company's generation resources to the Albuquerque metropolitan area. One grant of easement for approximately 4.2 miles of right-of-way for two parallel 345 Kv transmission lines expired in 1993. Prior to the expiration, the Company had numerous unsuccessful negotiation meetings with the Navajo Nation for the renewal of the long-term grant. In 1994, the Navajo Nation adopted a Civil Trespass Statute providing for civil penalties, damages and other remedies, including removal, to be imposed for unconsented or unauthorized use of Navajo Nation lands. In 1995, the Company reached a tentative agreement with the Navajo Nation for a twenty-year renewal of the transmission easement and a resolution of all other transmission right-of-way issues. Prior to the execution of the agreement, another agency of the Navajo Nation notified the Company that it was contesting certain water rights at the SJGS, which has delayed resolution of the transmission right-of-way issues. The Company continued to work with the Navajo Nation in 1996 to resolve this conflict.

     The Company continues to assess its options but will not pursue other alternatives unless it receives indications that settlement cannot be reached in a satisfactory manner. The Company currently cannot predict the outcome of the negotiations or the costs resulting therefrom; however, the Company believes that resolution of this issue will not have a material adverse impact on the Company's financial condition or results of operations.

FERC Transmission Issues

     In April 1996, the Company filed a notice of change in rates for firm and non-firm transmission services. The Company also filed two transmission service tariffs and a market-based generation tariff. The Company requested that the rate change filings, as well as the transmission and generation tariff filings, be consolidated with four Section 206 complaint proceedings of four affected customers, as well as a rate change proceeding related to the Company's provision of firm transmission service to EPE. Seven dockets (the "consolidated dockets") were consolidated for purposes of determining appropriate transmission service rates.

     In addition, two wholesale customers separately filed requests for transmission service under Section 211 of the Federal Power Act in 1996. One of these customers notified the Company of its intention to terminate certain transmission service agreements and the Company filed notice of termination of this transmission service agreement with the FERC.

     Prior to the scheduled hearings in the case, the parties were able to reach a negotiated settlement of the consolidated dockets, the transmission service requests and the Company's market-based generation rate tariff. Certain provisions of the Company's Open Access Transmission Tariff ("the Tariff") were also incorporated into the settlement, leaving portions of the Tariff subject to further FERC review. A stipulation on the settlement reached by the parties was filed with the FERC on December 16, 1996. In accordance with the stipulated agreement, the Company will refund approximately $3.7 million of revenues it collected from the customers during the time their Section 206 complaints were pending. In addition, the Company's firm wholesale transmission service revenues will be reduced by approximately $1.6 million annually. The stipulation was certified by the Administrative Law Judge to the FERC on January 22, 1997. The Company anticipates that the FERC will take action on the stipulation before the end of the second quarter of 1997. The Company does not anticipate any material adverse impact on the Company's financial condition or results of operations from the settlement agreement.

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

Electric Operations

Santa Fe Station

     The Company and the NMED have conducted investigations of the groundwater contamination detected beneath the former Santa Fe Generating Station site to determine the source of the contamination. The Company has been and is continuing to cooperate with the NMED regarding site investigations and remedial planning pursuant to a settlement agreement between the Company and the NMED. In June 1996, the Company received a letter from the NMED, indicating that the NMED believes the Company is the source of gasoline contamination in a municipal well supplying the City of Santa Fe and groundwater underlying the Santa Fe Station. Further, the NMED letter stated that the Company was required to proceed with interim remediation of the contamination pursuant to the New Mexico Water Quality Control Commission ("NMWQCC") regulations.

     In July 1996, the Company filed an appeal with the NMWQCC protesting the determination and directives contained in the NMED's June 1996 letter.
Subsequently, negotiation meetings were conducted between the Company and the NMED for a resolution of the groundwater contamination issue.

     On October 3, 1996, the Company and the NMED signed an Amendment to the Settlement Agreement concerning the groundwater contamination. As part of the Amendment, the Company agreed to spend approximately $1.2 million ("Settlement Amount") for certain costs related to sampling, monitoring, and development and implementation of a remediation plan. The remediation plan is to be developed jointly by the Company and the NMED. Since the contamination affects a municipal well supplying the City of Santa Fe, the cooperation of the City of Santa Fe will also be sought in the development of the plan. The amended Settlement Agreement does not, however, provide the Company with a full and complete release from potential further liability for remediation of the groundwater contamination. After the Company has expended the Settlement Amount, if the NMED can establish through binding arbitration that the Santa Fe Station is the source of the contamination, the Company could be required to perform further remediation that is determined to be necessary. The Company continues to dispute any contention that the Santa Fe Station is the source of the groundwater contamination and believes that insufficient data exists to identify the sources of groundwater contamination. The Company has completed an aquifer characterization report and a groundwater quality report associated with the 40 day reactivation of the adjacent Santa Fe supply well in July and August of 1996. These reports strongly suggest the groundwater contamination does not originate from the Santa Fe Station site and has been drawn under the site by the pumping of the Santa Fe supply well. In addition, other urban wells in Santa Fe are likely vulnerable to contamination from off-site sources. The Company is working to provide a remedial approach plan by April 1997 in accordance with the amended Settlement Agreement.

Person Station

     The Company, in compliance with the NMED's Corrective Action Directive, determined that groundwater contamination exists in the deep and shallow water aquifers. The Company is required to delineate the extent of the contamination and remediate the contaminants in the groundwater. The extent of the contaminated plume in the deep water aquifer was assessed and results were reported to the NMED. The Company also proposed revised remedial options to the NMED. The Company is awaiting a final response from the NMED. The Company's current estimate to decommission its retired fossil-fueled plants includes approximately $10.9 million to complete the groundwater remediation program at Person Station. As part of the financial assurance requirement of the Person Station Hazardous Permit, the Company posted a $5.1 million performance bond with a trustee. The remediation program continues on schedule.

Gas Operations

Gas Wellhead Pit Remediation

     The New Mexico Oil Conservation Commission issued an order, effective on January 14, 1993, that affects the gas gathering facilities located in the San Juan Basin in northwestern New Mexico. The BLM has issued a similar order. The order prohibits the further discharge of fluids associated with the production of natural gas into unlined earthen pits in specified areas (designated as "vulnerable areas") in the San Juan Basin. The order also required the submission of closure plans for the pits where further discharge was prohibited. The Company has complied with the orders and has submitted and received approval for pit closures from the New Mexico Oil Conservation Division ("OCD") and the BLM.

     These gas gathering facilities were sold to Williams on June 30, 1995. As a part of the sale agreement, the Company agreed to cease discharge to unlined earthen pits in designated vulnerable areas and to retain the responsibility for pit closures for a stated period of time and to a stated dollar amount. The Company has assessed the pits in accordance with OCD/BLM directives, and is now in the process of closing pits and remediating them, if necessary, at wellhead locations within the designated vulnerable areas. The Company has submitted a groundwater management plan to the OCD and has received approval of the plan, and is proceeding with delineation of groundwater contamination and, as necessary, cleanup, in accordance with the approved plan. The Company will address groundwater contamination within the dollar and time limitations imposed by the sale agreement with Williams, and in accordance with the requirements of the OCD.

     In March 1995, the Jicarilla Apache Tribe ("Jicarilla") enacted an ordinance directing that unlined surface impoundments located within environmentally sensitive areas be remediated and closed by December 1996, and that all other unlined surface impoundments on Jicarilla's lands be remediated and closed by December 1998. In 1995, the Company received a claim for indemnification by Williams, the purchaser of the Company's gas gathering and processing assets, for the environmental work required to comply with the Jicarilla ordinance. The Company submitted a closure/remediation plan to the Jicarilla, which was approved. The Company's remediation work pursuant to the plan commenced in mid-1996, and the costs of remediation are being charged against the $10.6 million indemnification cap contained in the purchase and sale agreement between the Company and Williams. The Company met the requirement for closing and remediating pits within the environmentally sensitive area by December 1996, and anticipates closing and remediating all other pits associated with the gas gathering and processing assets by the December 1998 deadline specified in the ordinance.

COAL FUEL SUPPLY

     In July 1996, the Company was notified by BHP, fuel supplier to the SJGS, that the Navajo Nation has proposed to select certain properties within the San Juan and La Plata Mines (the "mining properties") pursuant to the Navajo-Hopi Land Settlement Act of 1974 (the "Act"). The mining properties are operated by BHP under leases from the BLM and comprise a portion of the fuel supply for SJGS. An administrative appeal by BHP is pending. In the appeal, BHP expressed concern that transfer of the mining properties to the Navajo Nation may subject the mining operations to taxation and additional regulation by the Navajo Nation, both of which could increase the price of coal that might potentially be passed on to SJGS through the existing Coal Sale Agreement. A stay of all actions by the BLM has been ordered by the Interior Board of Land Appeals pending resolution of the issues on appeal. The Company is monitoring closely the appeal and other developments on this issue and will continue to assess potential impacts to SJGS and the Company's operations. Currently, the Company is unable to predict the ultimate outcome of this matter but does not believe it will have a material adverse effect on the Company's financial condition or results of operations.

ALBUQUERQUE FRANCHISE ISSUES

     The Company's non-exclusive electric service franchise with the City of Albuquerque (the "City") expired in 1992. The franchise agreement provided for the Company's use of City rights-of-way for placement of electric facilities. The Company provides service to the area which contributed 43.0% of the Company's total 1996 electric operating revenues. The absence of a franchise does not change the Company's right and obligation to serve those customers under state law. The Company continues to collect and pay franchise fees to the City.

     In 1991, the New Mexico Supreme Court ("Court") ruled that a city can negotiate rates for its citizens in addition to its own facility uses. The Court also ruled that any contracts with utilities for electric rates are a matter of statewide concern and subject to approval, disapproval or modification by the NMPUC. In addition, the Court reaffirmed the NMPUC's exclusive power to designate providers of utility service within a municipality and confirmed that municipal franchises are not licenses to serve but rather provide access to public rights-of-way.

     In October 1996, a local news media reported that the Mayor of the City had met with two NMPUC Commissioners about his concern that state efforts regarding retail wheeling were proceeding too slowly and that he was evaluating the City's option to implement Article XV of the City Charter requiring competitive bids for electric franchises. The Company has taken the position that the NMPUC does not have authority to order retail wheeling. (See "OVERVIEW -- Restructuring the Electric Utility Industry".)

     Although a measure designed to start municipalization activities in Albuquerque was defeated by the City Council, the City continues to maintain its options by advocating industry restructuring and monitoring the municipalization activities of the City of Las Cruces. In September 1996, the Court agreed to decide the question. In August 1996, in an action brought seeking condemnation, the Federal Magistrate Court ruled that the City of Las Cruces had failed to prove that condemnation would not materially impair service by El Paso to customers outside Las Cruces and certified the question of whether state law allows condemnation of an electric utility to the Court.

     The Company filed a "friend of the Court" brief in support of El Paso. The Court heard oral argument on February 11, 1997, and took the case under advisement. The Company is currently unable to predict the outcome of these matters, but does not anticipate any material impact on the Company's financial condition or results of operation.

ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION

     As described in note 3 to the consolidated financial statements, the Company complies with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 71, Accounting for the Effects of Certain Types of Regulation. In the event the Company determines that it no longer meets the criteria for following SFAS No. 71, the accounting impact would be an extraordinary,  non-cash  charge  to  operations  of an  amount  that  could  be material. Criteria that may give rise to the discontinuance of SFAS No. 71 include (1) increasing competition that restricts the Company's ability to establish prices to recover specific costs and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews these criteria to ensure that the continuing application of SFAS No. 71 is appropriate. Based on a current evaluation of the various factors and conditions that are expected to impact future cost recovery, the Company believes that its regulatory assets (net of related regulatory liabilities), including those related to generation, are probable of future recovery.

PVNGS -- STEAM GENERATOR TUBES

     APS, as the operating agent of PVNGS, has encountered tube cracking in the steam generators and has taken, and will continue to take, remedial actions that it believes have slowed further tube degradation. The steam generator tubes in each unit continue to be inspected in conjunction with their respective outages. APS currently believes that the PVNGS steam generators in Units 1 and 3 are capable of operating for their designed life of forty years; although, at some point, long-term economic considerations may warrant examination of possible steam generator replacement. APS's ongoing analyses indicate that it will be economically desirable for APS to replace the Unit 2 steam generators, which have been most affected by tube cracking, in five to ten years. APS expects that the steam generator replacement can be accomplished within financial parameters established before replacement was a consideration. Based on APS's analyses, the Company believes that its share of the replacement costs (in 1996 dollars and including installation and replacement power costs) would be approximately $15.3 million, most of which would be incurred after the year 2000. APS expects that the replacement would be performed in conjunction with a normal refueling outage in order to limit additional incremental outage time to approximately 50 days. APS believes that replacement of the Unit 2 steam generators within five to ten years will be economically desirable. However, a formal decision as to when to replace the steam generators has not been made by the PVNGS participants.

ACCOUNTING STANDARDS

     Environmental Remediation Liabilities. Effective January 1, 1997, the Company will adopt the provisions for Statement of Position ("SOP") 96-1, Environmental Remediation Liabilities. This Statement provides authoritative guidance for recognition, measurement, display and disclosure of environmental remediation liabilities in financial statements. The Company previously recorded environmental liabilities of $24.0 million for its retired fossil-fueled plants. Approximately $13.7 million of the $24.0 million has been expended through December 31, 1996. The Company does not expect that the adoption of SOP 96-1 will have a material impact on the Company's financial position or results of operations.

     Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. In June 1996, FASB issued SFAS No. 125. This Statement establishes, among other things, new criteria for determining whether a transfer of financial assets should be accounted for as a sale or as a pledge of collateral in a secured borrowing. SFAS No. 125 also establishes new accounting requirements for pledged collateral. SFAS No. 125 is effective for all transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively, and earlier or retroactive application is not permitted.

     Nuclear Plant Decommissioning. The staff of the SEC has questioned certain of the current accounting practices of the electric utility industry regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in financial statements of electric utilities. In response to these questions, the FASB has added a project to its agenda to review the accounting for closure and removal costs, including decommissioning of nuclear power plants. If current electric utility industry accounting practices for nuclear power plant decommissioning are changed, the annual provision for decommissioning could increase relative to 1996, and the estimated cost for decommissioning could be recorded as a liability (rather than as accumulated depreciation), with recognition of an increase in the cost of the related nuclear power plant. The Company does not believe that such changes, if required, would have a material adverse effect on results of operations due to the fact that decommissioning costs related to its two leased nuclear units are currently being recovered in rates.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

        The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful, cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. Accordingly, the Company hereby identifies the following important factors which could cause the Company's actual financial results to differ materially from any such results which might be projected, forecasted, estimated or budgeted by the Company in forward-looking statements: (i) adverse actions of utility regulatory commissions, (ii) utility industry restructuring, (iii) failure to recover stranded assets, (iv) failure to obtain new customers or retain existing customers, (v) inability to carry out marketing and sales plans,
(vi) adverse impacts resulting from environmental regulations, (vii) loss of favorable fuel supply contracts, (viii) failure to obtain water rights and rights-of-way, (ix) operational and environmental problems at generating stations and (x) failure to maintain adequate transmission capacity.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                                      INDEX




                                                                         Page
                                                                       --------

Management's Responsibility for Financial Statements..................    F-1
Report of Independent Public Accountants .............................    F-2
Financial Statements:
   Consolidated Statements of Earnings ...............................    F-3
   Consolidated Statements of Retained Earnings (Deficit).............    F-4
   Consolidated Balance Sheets........................................    F-5
   Consolidated Statements of Cash Flows..............................    F-6
   Consolidated Statements of Capitalization..........................    F-7
   Notes to Consolidated Financial Statements.........................    F-8
Supplementary Data:
   Quarterly Operating Results........................................   F-34
   Comparative Operating Statistics...................................   F-35

              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS


         The management of Public Service Company of New Mexico (the "Company") is responsible for the preparation and presentation of the accompanying consolidated financial statements. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include amounts that are based on informed estimates and judgments of management. Management maintains a system of internal accounting controls which it believes is adequate to provide reasonable assurance that assets are safeguarded, transactions are executed in accordance with management authorization and the financial records are reliable for preparing the consolidated financial statements. The system of internal accounting controls is supported by written policies and procedures, by a staff of internal auditors who conduct comprehensive internal audits and by the selection and training of qualified personnel. The board of directors, through its audit committee comprised entirely of outside directors, meets periodically with management, internal auditors and the Company's independent auditors to discuss auditing, internal control and financial reporting matters. To ensure their independence, both the internal auditors and independent auditors have full and free access to the audit committee. The independent auditors, Arthur Andersen LLP, are engaged to audit the Company's consolidated financial statements in accordance with generally accepted auditing standards.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Public Service Company of New Mexico:

We have audited the accompanying consolidated balance sheets and statements of capitalization of Public Service Company of New Mexico (a New Mexico corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, retained earnings (deficit), and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Public Service Company of New Mexico and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                          ARTHUR ANDERSEN LLP

Albuquerque, New Mexico
  February 13, 1997

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS


                                                                    Year Ended December 31,
                                                             ----------------------------------
                                                                1996        1995         1994
                                                             ----------  ----------  ----------
                                                              (In thousands except per share amounts)

Operating Revenues:
   Electric..................................................$  645,639  $  584,284  $  621,794
   Gas.......................................................   227,301     217,985     269,510
   Energy Services...........................................    10,446          --          --
   Water.....................................................        --       6,196      13,407
                                                             ----------   ---------  ----------

Total operating revenues.....................................   883,386     808,465     904,711
                                                             ----------   ---------  ----------
Operating Expenses:
   Fuel and purchased power..................................   178,807     140,752     140,411
   Gas purchased for resale..................................   113,059      94,299     129,381
   Other operation expenses..................................   263,432     257,627     264,391
   Maintenance and repairs...................................    49,694      55,809      61,386
   Depreciation and amortization.............................    78,116      80,865      74,137
   Taxes, other than income taxes............................    34,864      35,531      39,717
   Income taxes..............................................    39,395      30,194      44,210
      Total operating expenses...............................   757,367     695,077     753,633
                                                             ----------   ---------  ----------
      Operating income.......................................   126,019     113,388     151,078
                                                             ----------   ---------  ----------
Other Income and Deductions:
   Other.....................................................     2,367      40,707      (3,512)
   Income tax benefit (expense)..............................    (1,099)    (20,599)      3,339
      Net other income and deductions........................     1,268      20,108        (173)
                                                             ----------   ---------  ----------
      Income before interest charges.........................   127,287     133,496     150,905
                                                             ----------   ---------  ----------
Interest Charges:
   Interest on long-term debt................................    49,009      52,637      65,511
   Other interest charges....................................     5,698       5,297       5,341
   Allowance for borrowed funds used during construction.....        --          --        (265)
                                                             ----------   ---------  ----------
      Net interest charges...................................    54,707      57,934      70,587
                                                             ----------   ---------  ----------

Net Earnings ................................................    72,580      75,562      80,318
Preferred Stock Dividend Requirements........................       586       3,714       6,433
                                                             ----------   ---------  ----------
Net Earnings Available for Common Stock......................$   71,994  $   71,848  $   73,885
                                                             ==========  ==========  ==========
Average Number of Common Shares Outstanding..................    41,774      41,774      41,774
                                                             ==========  ==========  ==========
Net Earnings per Share of Common Stock.......................$     1.72  $     1.72  $     1.77
                                                             ==========  ==========  ==========
Dividends Paid per Share of Common Stock.....................$     0.36  $       --  $       --
                                                             ==========  ==========  ==========





   The accompanying notes are an integral part of these financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (DEFICIT)


                                                    Year Ended December 31,
                                               --------------------------------
                                                 1996       1995       1994
                                               ---------  --------  ----------
                                                        (In thousands)

Balance at Beginning of Year.................. $  25,243  $(46,006) $ (120,848)
Net earnings .................................    72,580    75,562      80,318
Redemption of cumulative preferred stock......        --      (599)        957
Dividends:
   Cumulative preferred stock dividends.......      (586)   (3,714)     (6,433)
   Common stock dividends ....................   (20,052)       --          --
                                               ---------  --------  ----------
Balance at End of Year........................ $  77,185  $ 25,243  $  (46,006)
                                               =========  ========  ==========

































   The accompanying notes are an integral part of these financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                 As of December 31,
                                                             -----------------------
                                                                 1996           1995
                                                             -----------  -----------
                                                              (Dollars in thousands)
Utility Plant, at original cost except PVNGS:
   Electric plant in service................................ $ 1,918,238  $ 1,871,897
   Gas plant in service.....................................     424,827      419,346
   Energy services plant in service.........................       1,241        2,261
   Common plant in service..................................      40,005       35,222
   Plant held for future use................................         639          639
                                                             -----------  -----------
                                                               2,384,950    2,329,365
   Less accumulated depreciation and amortization...........     937,228      892,727
                                                             -----------  -----------
                                                               1,447,722    1,436,638
   Construction work in progress............................      76,038      106,892
   Nuclear fuel, net of accumulated amortization
     of $20,413 and $26,395 ................................      28,933       30,904
                                                             -----------  -----------
      Net utility plant.....................................   1,552,693    1,574,434
                                                             -----------  -----------
Other Property and Investments:
   Non-utility property, net of accumulated depreciation
     of $1,774 and $1,547...................................       3,434        4,063
   Other investments, at cost...............................     250,834       29,370
                                                             -----------  -----------
      Total other property and investments..................     254,268       33,433
                                                             -----------  -----------
Current Assets:
   Cash.....................................................      11,125        4,228
   Temporary investments, at cost...........................       9,128       95,972
   Receivables, net of allowance for uncollectible
     accounts of $709 and $569..............................     197,025      127,642
   Income taxes receivable..................................      18,825        4,792
   Fuel, materials and supplies, at average cost............      41,260       44,660
   Gas in underground storage, at average cost..............       2,679        5,431
   Other current assets.....................................       6,632        7,186
                                                             -----------  -----------
        Total current assets................................     286,674      289,911
                                                             -----------  -----------
Deferred Charges............................................     136,679      137,891
                                                             -----------  -----------
                                                             $ 2,230,314  $ 2,035,669
                                                             ===========  ===========

                         CAPITALIZATION AND LIABILITIES
Capitalization:
   Common stock equity:
      Common stock outstanding-- 41,774,083 shares.......... $   208,870  $   208,870
      Additional paid-in capital............................     470,358      470,358
      Excess pension liability, net of tax..................      (2,102)      (1,623)
      Retained earnings since January 1, 1989...............      77,185       25,243
                                                             -----------  -----------
        Total common stock equity...........................     754,311      702,848
   Cumulative preferred stock without mandatory redemption
     requirements...........................................      12,800       12,800
   Long-term debt, less current maturities..................     713,919      728,843
                                                             -----------  -----------
        Total capitalization................................   1,481,030    1,444,491
                                                             -----------  -----------
Current Liabilities:
   Short-term debt..........................................     100,400           --
   Accounts payable.........................................     130,661       93,666
   Dividends payable........................................       5,159           --
   Current maturities of long-term debt.....................      14,970          146
   Accrued interest and taxes...............................      23,356       26,856
   Other current liabilities................................      25,477       44,699
                                                             -----------  -----------
        Total current liabilities...........................     300,023      165,367
                                                             -----------  -----------
Deferred Credits:
   Accumulated deferred investment tax credits..............      62,258       66,734
   Accumulated deferred income taxes........................     110,266       78,829
   Other deferred credits...................................     276,737      280,248
                                                             -----------  -----------
        Total deferred credits..............................     449,261      425,811
                                                             -----------  -----------
Commitments and Contingencies (notes 2 through 12)
                                                             $ 2,230,314  $ 2,035,669
                                                             ===========  ===========





   The accompanying notes are an integral part of these financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          Year Ended December 31,
                                                                    ---------------------------------
                                                                       1996       1995         1994
                                                                    ---------  ----------  ----------
                                                                              (In thousands)
Cash Flows From Operating Activities:
   Net earnings ................................................... $  72,580  $   75,562  $   80,318
   Adjustments to reconcile net earnings to net cash flows from operating activities:
      Depreciation and amortization................................    91,340      93,125      90,656
      Accumulated deferred investment tax credit...................    (4,476)     (4,830)     (6,898)
      Accumulated deferred income taxes............................    31,436       1,622      23,069
      Gain on sale of utility property.............................      (309)    (39,050)     (6,576)
      Write-down of natural gas vehicle program....................     2,810       1,445          --

      Curtailment gain on defined benefit pension plan.............   (13,316)         --          --
      Changes in certain assets and liabilities:
        Receivables................................................   (83,416)        795      23,868
        Fuel, materials and supplies...............................     5,795     (26,505)     (3,126)
        Deferred charges...........................................     5,190       6,731       8,427
        Accounts payable...........................................    36,930     (11,527)    (11,893)
        Accrued interest and taxes.................................    (3,500)     (1,218)     (1,919)
        Deferred credits...........................................    12,655      29,185      (5,418)
        Other......................................................    (9,279)      5,645      (3,604)
      Other, net...................................................     7,278      16,095      14,160
                                                                    ---------  ----------  ----------
           Net cash flows from operating activities................   151,718     147,075     201,064
                                                                    ---------  ----------  ----------
Cash Flows From Investing Activities:
   Utility plant additions.........................................   (88,904)   (106,627)   (119,284)
   Utility plant sales.............................................       333     206,482      39,562
   Other property sales............................................       702        (801)     (1,307)
   Net increase in other property and investments..................   (14,706)         --          --
   Purchase of PVNGS lease obligation bonds........................  (208,446)         --          --
   Decrease (increase) in temporary investments, net...............    86,844     (21,451)    (26,671)
                                                                    ---------  ----------  ----------
           Net cash flows from investing activities................  (224,177)     77,603    (107,700)
                                                                    ---------  ----------  ----------
Cash Flows From Financing Activities:
   Redemptions of PVNGS lease obligation bonds ....................        --    (132,663)         --
   Redemptions and repurchases of preferred stock..................        --     (64,175)     (7,711)
   Redemption of first mortgage bonds..............................        --          --     (45,000)
   Bond redemption premium and costs...............................    (5,158)       (505)     (2,732)
   Proceeds from asset securitization..............................   100,400      18,758          --
   Repayments of long-term debt....................................      (326)    (57,768)    (31,002)
   Dividends paid..................................................   (15,560)     (5,126)     (6,400)
                                                                    ---------  ----------  ----------
           Net cash flows from financing activities................    79,356    (241,479)    (92,845)
                                                                    ---------  ----------  ----------
Increase (Decrease) in Cash........................................     6,897     (16,801)        519
Cash at Beginning of Year..........................................     4,228      21,029      20,510
                                                                    ---------  ----------  ----------
Cash at End of Year................................................ $  11,125  $    4,228  $   21,029
                                                                    =========  ==========  ==========


Supplemental cash flow disclosures:
   Interest paid................................................... $  55,480  $   63,366  $   70,720
                                                                    =========  ==========  ==========
   Income taxes paid............................................... $  31,617  $   52,405  $   20,000
                                                                    =========  ==========  ==========




Cash consists of currency on hand and demand deposits.

   The accompanying notes are an integral part of these financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CAPITALIZATION


                                                                                           December 31,
                                                                                    ------------------------
                                                                                        1996         1995
                                                                                    -----------  -----------
Common Stock Equity:

   Common Stock, par value $5 per share............................................  $  208,870  $   208,870
   Additional paid-in capital......................................................     470,358      470,358
   Excess pension liability, net of tax............................................      (2,102)      (1,623)
   Retained earnings since January 1, 1989.........................................      77,185       25,243
                                                                                     ----------  ------------
        Total common stock equity..................................................     754,311      702,848
                                                                                     ----------  ------------


                                                      Shares
                                                    Outstanding
                                                         at          Current
                                          Stated    December 31,    Redemption
                                           Value        1996          Price
                                          -------   ------------   -----------

Cumulative Preferred Stock:
  Without mandatory redemption
    requirements:
    1965 Series, 4.58%..................  $100.00       128,000       $102.00            12,800       12,800
                                                    ------------                    -----------   ----------

Long-Term Debt:

Issue and Final Maturity                               Interest Rates
----------------------------------------             -------------------
  First mortgage bonds:
    1997................................                          5 7/8%                 14,650        14,650
    1999 through 2002...................                7 1/4% to 8 1/8%                 42,876        43,063
    2004 through 2007...................                8 1/8% to 9 1/8%                 43,276        43,421
    2008................................                               %                 54,374        54,374
    Pollution control revenue bonds:
    2007 through 2026...................                  5.7% to 7 3/4%                537,045       537,045
    2022................................                   Variable rate                 37,300        37,300

                                                                                     ----------   -----------
      Total first mortgage bonds........                                                729,521       729,853

   Other, including unamortized
      premium and (discount), net.........                                                 (632)         (864)
                                                                                     ----------   -----------
        Total long-term debt..............                                              728,889       728,989
   Less current maturities................                                               14,970           146
                                                                                     ----------   -----------
        Long-term debt, less current
        maturities........................                                              713,919       728,843
                                                                                     ----------   -----------
Total Capitalization......................                                           $1,481,030   $ 1,444,491
                                                                                     ==========   ===========




   The accompanying notes are an integral part of these financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1996, 1995 and 1994

(1)     Summary of Significant Accounting Policies

Organization

       Public Service Company of New Mexico (the "Company") is an investor-owned utility company engaged in the generation, transmission, distribution and sale of electricity. The Company provides retail electric service to a large area of north central New Mexico, including the cities of Albuquerque, Santa Fe, Rio Rancho, Las Vegas, Belen and Bernalillo. The Company provides service to customers in the City of Albuquerque without a franchise agreement, which contributes approximately one-half of the Company's total electric operating revenues. The absence of a franchise does not change the Company's right and obligation to serve these customers under state law. The Company also provides retail electric service to Deming in southwestern New Mexico and to Clayton in northeastern New Mexico. The Company is also engaged in the transmission, distribution and sale of natural gas within the State of New Mexico. The Company distributes natural gas to most of the major communities in New Mexico, including Albuquerque and Santa Fe. The Company is also engaged in the operation and management of the City of Santa Fe's Water System and is pursuing new business activities in the energy and utility related services area.

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

Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual recorded amounts could differ from those estimated.

Utility Plant

       Utility plant, with the exception of Palo Verde Nuclear Generating Station ("PVNGS") Unit 3 and the Company's purchased 22% beneficial interests in the PVNGS Units 1 and 2 leases, is stated at original cost, which includes capitalized payroll-related costs such as taxes, pension and other fringe benefits, administrative costs and an allowance for funds used during construction . Utility plant includes certain electric assets not subject to regulation. The results of operations of such electric assets are included in operating income.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1996, 1995 and 1994


(1)    Summary of Significant Accounting Policies (Continued)

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

Depreciation and Amortization

       Provision for depreciation and amortization of utility plant is made at annual straight-line rates approved by the NMPUC. The average rates used are as follows:


                                          1996          1995          1994
                                      ------------   -----------   -----------

Electric plant.....................        3.32%         3.32%         3.01%
Gas plant..........................        3.27%         3.21%         3.15%
Water plant (1)....................           --            --         2.68%
Common plant (2)...................           --            --         4.94%

         (1)    Water plant was sold in July 1995 (see note 12).
         (2) As a result of the water plant sale, common plant was transferred to electric plant.

       Effective January 1, 1995, depreciation rates were revised and include a provision for the recovery of fossil-fueled plant decommissioning costs approved by the NMPUC in 1994.

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

                        December 31, 1996, 1995 and 1994


(1)    Summary of Significant Accounting Policies (Continued)

Purchased Gas Adjustment Clause ("PGAC")

       The Company uses the deferral method of accounting for gas purchase costs which are settled in subsequent periods under gas adjustment clauses. Future recovery of these costs is subject to approval by the NMPUC.

Amortization of Debt Discount, Premium and Expense

       Discount, premium and expense related to the issuance of long-term debt are amortized over the lives of the respective issues. In connection with the retirement of long-term debt, such amounts associated with resources subject to NMPUC regulation are amortized over the lives of the respective issues. Amounts associated with the Company's firm-requirements wholesale customers and its resources excluded from NMPUC retail rates are recognized immediately as expense or income as they are incurred.

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

Investments in Debt and Equity Securities

       Certain of the Company's other investments are classified as Held-to-Maturities under the terms of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and measured at amortized cost in the statement of financial position.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1996, 1995 and 1994


(1)    Summary of Significant Accounting Policies (Continued)

Accounting Standards

       Environmental Remediation Liabilities. Effective January 1, 1997, the Company will adopt the provisions of Statement of Position ("SOP") 96-1, Environmental Remediation Liabilities. This Statement provides authoritative guidance for recognition, measurement, display and disclosure of environmental remediation liabilities in financial statements. The Company previously recorded environmental liabilities of $24.0 million for its retired fossil-fueled plants. Approximately $13.7 million of the $24.0 million has been expended as of December 31, 1996. The Company does not expect that the adoption of SOP 96-1 will have a material impact on the Company's financial position or results of operations.

       Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. In June 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. This Statement establishes, among other things, new criteria for determining whether a transfer of financial assets should be accounted for as a sale or as a pledge of collateral in a secured borrowing. SFAS No. 125 also establishes new accounting requirements for pledged collateral. SFAS No. 125 is effective for all transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively, and earlier or retroactive application is not permitted.

       Nuclear Plant Decommissioning. The staff of the Securities and Exchange Commission has questioned certain of the current accounting practices of the electric utility industry regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in financial statements of electric utilities. In response to these questions, the FASB has added a project to its agenda to review the accounting for closure and removal costs, including decommissioning of nuclear power plants. If current electric utility industry accounting practices for nuclear power plant decommissioning are changed, the annual provision for decommissioning could increase relative to 1996, and the estimated cost for decommissioning could be recorded as a liability (rather than as accumulated depreciation), with recognition of an increase in the cost of the related nuclear power plant. The Company does not believe that such changes, if required, would have a material adverse effect on results of operations due to the fact that decommissioning costs related to its two leased nuclear units are currently being recovered in rates.

(2)    Risks and Uncertainties

       The electric utility industry continues to be in a period of fundamental change intended to promote a competitive environment in the retail and wholesale energy marketplaces. Legislators and regulators at both the state and Federal levels continue to consider how to promote competition among suppliers of electricity and how to provide customers with choice among suppliers.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1996, 1995 and 1994


(2)    Risks and Uncertainties (Continued)

       At the state level, the Integrated Water and Resource Planning Committee of the New Mexico State Legislature (the "IWRPC") held hearings during 1996 which focused on the issues related to restructuring of the electric industry in New Mexico. The Company participated extensively in these hearings and, at the invitation of the IWRPC, submitted draft legislation to be used as a starting point for the various parties to consider regarding the electric industry restructuring. The draft legislation would allow an electric utility to recover all of its prudently incurred stranded costs and also provide a path for business flexibility. The AG testified that retail competition should not be introduced at this time but, if it is, there should be independent ownership of generation, transmission and distribution facilities, due to market power concerns. At its November 1996 meeting, the IWRPC voted not to recommend restructuring legislation in the 1997 session but instead to recommend continuation of the IWRPC and a study of the tax effects of restructuring. The IWRPC also sent a letter to the NMPUC calling for no restructuring to be undertaken by the NMPUC without legislative approval. The New Mexico legislative session is currently in progress and the Company will closely monitor any legislative action regarding restructuring of the electric utility industry.

       During 1996, the NMPUC conducted a series of workshop meetings in its "Investigation of Restructuring of Regulation of the Electric Industry in New Mexico". The Company actively participated in these workshops and presented the Company's position on various matters related to industry restructuring. The Company provided data and analysis in the areas of market structure, measurement and collection of stranded costs, market power, potential changes in Company structure and issues related to the transition phase. In conjunction with the workshop meetings, the NMPUC ordered all utilities under its jurisdiction to file their estimates of stranded costs, absent any recovery method being adopted, based on the Texas Public Utility Commission Economic Cost Over Market ("ECOM") model. The Company, in its filing, presented two methodologies: (i) using the ECOM model, the Company's stranded cost estimates run from $657 million for a 1998 full retail access case to $119 million for a 2002 full retail access case, and (ii) using a second methodology, based upon the difference between the Company's costs of existing generation and the costs of new combined cycle and combustion turbine units to serve the same load, the Company's costs above the level of new gas units were estimated at $748 million for a 1998 full retail access case to $327 million for a 2002 full retail access case. The Company advised the NMPUC that the results of the ECOM model are highly sensitive to various assumptions, primarily projections of future gas prices. To date, the NMPUC has not acted on the requested information.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1996, 1995 and 1994


(3)  Regulatory Assets and Liabilities

     The Company is subject to the provisions of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, on operations regulated by the NMPUC. Regulatory assets represent probable future revenue to the Company associated with certain costs which will be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process. Regulatory assets and liabilities reflected in the Consolidated Balance Sheets as of December 31 relate to the following:

                                                     1996         1995
                                                  ---------     ---------
                                                      (In thousands)

Deferred Income Taxes............................ $  71,682     $  71,094
Gas Take-or-Pay Costs............................    36,335        50,870
Purchased Gas Adjustment Clause..................    28,873           931
Gas Imputed Revenues.............................    10,362         8,113
Loss on Reacquired Debt..........................     7,850         6,377
Gas Reservation Fees.............................     7,029         5,622
Deferred Customer Expense on Gas Assets Sale.....     5,260         2,755
Gas Retirees' Health Care Costs..................     4,437         4,437
Proposed Transmission Line Costs.................     3,111            --
Gas Rate Case Costs..............................     1,571         1,100
Other............................................       598           422
                                                  ---------     ---------
     Subtotal....................................   177,108       151,721
                                                  ---------     ---------

Deferred Income Taxes............................   (56,961)      (60,815)
Gas Regulatory Reserve...........................   (24,614)       (7,328)
Customer Gain on Gas Assets Sale.................   (22,230)      (31,559)
PVNGS Prudence Audit.............................    (6,937)       (7,313)
Settlement Due Customers.........................    (4,072)       (4,101)
Revenue Subject to Refund........................    (3,594)         (382)
Gain on Reacquired Debt..........................      (559)         (669)
                                                  ---------     ---------
     Subtotal                                      (118,967)     (112,167)
                                                  ---------     ---------
     Net Regulatory Assets....................... $  58,141     $  39,554
                                                  =========     =========


     As of December 31, 1996, substantially all of the Company's regulatory assets and regulatory liabilities are being recovered in rates charged to customers or have been addressed in a regulatory proceeding. If a portion of the Company's operations under the NMPUC jurisdiction becomes no longer subject to the provisions of SFAS No. 71, a write off of related regulatory assets and liabilities would be required, unless some form of transition cost recovery (refund) continues through rates established and collected for the Company's remaining regulated operations.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1996, 1995 and 1994


(3)  Regulatory Assets and Liabilities (Continued)

     Effective January 1, 1996, the Company adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of. This statement imposes a stricter criterion for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. Based on the current regulatory structure in which the Company operates, adoption of this standard did not have a material impact on the Company's financial position or results of operations. However, the Company's ability to meet the criterion may change in the future as competitive factors influence wholesale and retail pricing in this industry.

(4)  Capitalization

     Changes  in  common  stock,   additional  paid-in  capital  and  cumulative
preferred stock are as follows:

                                                                                       Cumulative Preferred Stock
                                                                             ----------------------------------------------
                                                                               Without Mandatory         With Mandatory
                                                                                   Redemption              Redemption
                                           Common Stock                           Requirements            Requirements
                                   -----------------------------             ----------------------  ----------------------
                                      Number                     Additional              Aggregate               Aggregate
                                        of          Aggregate      Paid-In     Number      Stated      Number      Stated
                                      Shares        Par Value      Capital   of Shares     Value     of Shares     Value
                                   -------------   -----------   ----------- ----------  ----------  ----------  ----------
                                                                    (Dollars in thousands)

Balance at December 31, 1994.......   41,774,083   $   208,870   $   469,648    590,000  $   59,000     179,750  $   17,975

   Redemption of preferred stock...           --            --           710   (462,000)    (46,200)   (179,750)    (17,975)
                                      ----------   -----------   -----------    -------  ----------     -------  ----------
Balance at December 31, 1995
   and 1996........................   41,774,083   $   208,870      $470,358    128,000  $   12,800          --          --
                                      ==========   ===========   ===========    =======  ==========     =======  ==========



Common Stock

       The number of authorized shares of common stock with par value of $5 per share is 80 million shares.

       On December 31, 1996, the Company's Board of Directors ("Board") declared a quarterly cash dividend of 12 cents per share of common stock payable February 21, 1997 to shareholders of record as of February 3, 1997. This will be the fourth quarterly dividend to the Company's common shareholders since the Company reinstated its common stock dividend in May 1996.

       On September 16, 1996, the Company implemented a dividend reinvestment and stock purchase plan for investors, including customers and employees. The plan, called PNM Direct, also includes safekeeping services and automatic investment features. Initially, the Company's stock will be purchased in the open market to meet plan requirements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1996, 1995 and 1994


(4)    Capitalization (Continued)

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

       The aggregate amounts (in thousands) of maturities for 1997 through 2001 on long-term debt outstanding at December 31, 1996 are as follows:


1997.............................................................. $    14,970
1998.............................................................. $       350
1999.............................................................. $    12,030
2000.............................................................. $     1,050
2001.............................................................. $    16,038


Revolving Credit Facility and Other Credit Facilities

         At December 31, 1996, the Company has a $100 million revolving credit facility (the "Facility") with an expiration date of June 30, 1998. The Company must pay commitment fees of 3/10% per year on the total amount of the Facility. The Company expects to renew the Facility before its expiration date. The Company also has a $100 million credit facility, which expires on May 20, 2001, and is collateralized by the Company's electric and gas customer accounts receivable and certain amounts being recovered from gas customers relating to certain gas contract settlements. As of December 31, 1996, the Company has $110.6 million of available liquidity arrangements, consisting of $100 million from the Facility and $10.6 million from local lines of credit.

Off-Balance Sheet Items

         Although the PVNGS LOBs are off-balance sheet debt, these bonds are included in the calculation of the Company's debt to equity ratio as well as various financial coverage ratios by the major rating agencies. The purchase of the PVNGS LOBs is treated by the rating agencies as a defeasance of the bonds thereby resulting in an improvement to these ratios. The purchase of the PVNGS LOBs has also increased earnings in the form of interest income.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1996, 1995 and 1994


(5)  Fair Value of Financial Instruments

       The  estimated  fair  value  of  the  Company's   financial   instruments
(including current maturities) at December 31, is as follows:

                                        1996                     1995
                                 -------------------     --------------------
                                 Carrying     Fair       Carrying     Fair
                                  Amount      Value       Amount      Value
                                 --------    --------    --------    --------
                                                  (In thousands)

Long-Term Debt.................. $728,889    $731,358    $728,989    $730,337
Investment in PVNGS LOBs........ $212,979    $211,327          --          --

       Fair value is based on market quotes provided by the Company's investment bankers.

       The carrying amounts reflected on the consolidated balance sheets approximate fair value for cash, temporary investments, and receivables and payables due to the short period of maturity.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1996, 1995 and 1994

(6)    Income Taxes

       Income taxes consist of the following components:

                                                       1996     1995      1994
                                                      -------  -------  -------
                                                           (In thousands)

Current Federal income tax........................... $14,815  $45,940  $24,243
Current state income tax.............................   2,847    5,864       --
Deferred Federal income tax..........................  22,372   (3,212)  15,449
Deferred state income tax............................   4,936    7,031    8,077
Amortization of accumulated investment tax credits... (4,476) (4,442) (4,701) Recognition of accumulated deferred investment tax
   credits relating to sales of utility property ....      --     (388)  (2,197)
                                                      -------  -------  --------
   Total income taxes................................ $40,494  $50,793  $40,871

Charged to operating expenses........................ $39,395  $30,194  $44,210
Charged (credited) to other income and deductions....   1,099   20,599   (3,339)
                                                      -------  -------  --------
   Total income taxes ............................... $40,494  $50,793  $40,871
                                                      =======  =======  =======


       The Company's provision for income taxes differed from the Federal income tax computed at the statutory rate for each of the years shown. The differences are attributable to the following factors:

                                                       1996    1995     1994
                                                     -------  -------  -------
                                                           (In thousands)

Federal income tax at statutory rates................$39,576  $44,224  $42,417
Investment tax credits............................... (4,476)  (4,442)  (4,701)
Depreciation of flow-through items...................    519      723    1,112
Gains on the sale and leaseback of PVNGS
   Units 1and 2......................................   (527)    (527)    (527)
State income tax.....................................  5,192    7,146    5,222
Gains on sale of utility property....................     --    3,090   (2,139)
Other................................................    210      579     (513)
                                                     -------  -------  --------
   Total income taxes ...............................$40,494  $50,793  $40,871
                                                     =======  =======  =======

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1996, 1995 and 1994

(6)    Income Taxes (Continued)


       Deferred income taxes result from certain differences between the recognition of income and expense for tax and financial reporting purposes, as described in note 1. The major sources of these differences for which deferred taxes have been provided and the tax effects of each are as follows:


                                                   1996      1995       1994
                                                  -------  --------  ---------
                                                                (In thousands)

Deferred fuel costs.............................. $ 8,234  $ (3,990) $  (1,945)
Depreciation and cost recovery...................  18,048    12,730     22,118
Loss provision for the M-S-R power purchase
  contract.......................................      --     3,497      5,632
Contributions in aid of construction.............  (4,053)   (4,308)    (5,055)
Alternative minimum tax in excess of regular
  tax............................................  (1,052)  (26,002)   (24,100)
Net operating losses utilized ...................      --    55,217     35,077
PVNGS decommissioning............................     537    (2,321)    (2,445)
Gains on sale of utility property................      --   (29,868)    (8,421)
Contribution to 401(h) plan......................    (510)     (885)     1,204
Regulatory liability.............................  (6,651)       --         --
Curtailment gain (pension plan)..................   5,272        --         --
Transmission project cost........................   4,898    (3,177)      (792)
Other............................................   2,585     2,926      2,253
                                                  -------- --------  ---------
   Net deferred taxes provided................... $27,308  $  3,819  $  23,526
                                                  =======  ========  =========


         The components of the net accumulated deferred income tax liability were:


                                                           1996      1995
                                                         --------   --------
                                                           (In thousands)
Deferred Tax Assets:
   Alternative minimum tax credit carryforward.......... $ 67,681   $ 66,628
   Nuclear decommissioning..............................   16,303     14,023
   Regulatory liabilities...............................   54,430     60,070
   Other................................................   48,944     45,403
                                                         --------   --------
      Total deferred tax assets......................... $187,358   $186,124
                                                         --------   --------
Deferred Tax Liabilities:
   Depreciation......................................... $179,430   $168,562
   Investment tax credit................................   62,258     66,734
   Fuel costs...........................................   33,038     24,804
   Regulatory assets....................................   69,151     70,348
   Other................................................   16,005      1,239
                                                         --------   --------
      Total deferred tax liabilities....................  359,882    331,687
                                                         --------   --------
Accumulated deferred income taxes, net.................. $172,524   $145,563
                                                         ========   ========

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1996, 1995 and 1994


(6)    Income Taxes (Continued)

       The following table reconciles the change in the net accumulated deferred income tax liability to the deferred income tax expense included in the statement of earnings for the period:


Net change in deferred income tax liability per above table.......  $ 26,961
Change in tax effects of income tax related regulatory assets
       and liabilities............................................    (4,443)
Tax effect of excess pension liability............................       314
                                                                    --------
Deferred income tax expense for the period........................  $ 22,832
                                                                    ========

       The Company has no net operating loss carryforwards as of December 31, 1996.

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


                                                1996        1995       1994
                                              ---------   --------   --------

Service cost................................. $   8,540   $  6,770   $  8,121
Interest cost................................    20,546     18,332     17,589
Actual loss (return) on plan assets..........   (31,211)   (42,148)     1,079
Net amortization and deferral................     9,577     23,295    (18,731)
                                              ---------   --------   --------
et periodic pension cost....................      7,452      6,249      8,058
Curtailment gain.............................   (13,317)        --         --
                                              ---------   --------   --------
Total pension expense (income)............... $  (5,865)  $  6,249   $  8,058
                                              =========   ========   ========

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1996, 1995 and 1994


(7)      Employee and Post-Employment Benefits (Continued)

         In December 1996, the Company's board of directors approved changes to the Company's defined benefit pension plan and implementation of a defined contribution plan no later than January 1, 1998. As a result, the Company recorded a curtailment gain of approximately $13.3 million in the financial statements for the year ended December 31, 1996.

         The following sets forth the plan's funded status and amounts (in thousands) at December 31:


                                                               1996      1995
                                                             --------  --------

Vested benefits............................................  $233,687  $222,501
Non-vested benefits........................................    13,470    10,556
                                                             --------  --------
Accumulated benefit obligation.............................   247,157   233,057
Effect of future compensation levels.......................    11,894    46,889
                                                             --------  --------
Projected benefit obligation...............................   259,051   279,946
Fair value of plan assets..................................   273,981   246,670
                                                             --------  --------
Projected benefit obligation in excess of (less than)
  assets...................................................   (14,930)   33,276
Unrecognized prior service cost............................      (180)     (214)
Net unrecognized loss from past experience different
  from assumed and the effects of changes in assumptions...    (5,814)  (41,185)
Unamortized asset at transition, being amortized through
  the year 2002............................................     5,814     6,978
                                                             --------  --------
Accrued pension asset......................................  $(15,110) $ (1,145)
                                                             ========  ========



       The weighted average discount rate used to measure the projected benefit obligation was 7.75% and 7.50% for 1996 and 1995, respectively, and the expected long-term rate of return on plan assets was 8.75% for 1996 and 1995. The rate of increase in future compensation levels based on age-related scales was 4.1% for 1996 and 1995.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1996, 1995 and 1994


(7)    Employee and Post-Employment Benefits (Continued)

Other Postretirement Benefits

       The Company provides medical and dental benefits to eligible retirees. Currently, retirees are offered the same benefits as active employees after reflecting Medicare coordination. The components of postretirement benefit cost (in thousands) are as follows:

                                                   1996        1995     1994
                                                  -------    -------   ------

Service cost..................................... $ 1,449    $ 1,869   $1,389
Interest cost....................................   4,478      4,962    3,250
Actual loss (return) on plan assets..............  (1,208)    (2,726)     100
Transition obligation amortization...............   1,817      1,817    1,817
Net amortization and deferral....................    (159)     2,498     (295)
                                                  -------    -------   ------
Total postretirement benefit expense............. $ 6,377    $ 8,420   $6,261
                                                  =======    =======   ======

         The following sets forth the plan's funded status and amounts (in thousands) at December 31:


                                                            1996        1995
                                                          --------    --------
Accumulated benefit obligations for:
   Retirees.............................................. $ 25,237    $ 29,088
   Fully eligible employees..............................   15,375       7,144
   Active employees......................................   17,787      39,854
                                                          --------    --------
Accumulated benefit obligation...........................   58,399      76,086
Fair value of plan assets................................   20,930      15,600
                                                          ---------   ---------
Funded status............................................  (37,469)    (60,486)
Net unrecognized loss....................................    2,416      22,196
Unrecognized transition obligation (being amortized
  through the year 2012).................................   29,074      30,891
                                                          ---------   ---------
Accrued postretirement liability......................... $ (5,979)   $ (7,399)
                                                          ========    ========



       Plan assets consist primarily of domestic common stock, fixed income securities and cash equivalents.

       The weighted average discount rate used to measure the projected benefit obligation was 7.75% and 7.50% for 1996 and 1995, respectively, and the expected long-term rate of return on plan assets was 8.75% for 1996 and 1995. The health care cost trend rate was 8.0%, 8.0% and 7.5% for 1996, 1995 and 1994, respectively. The effect of a 1% increase in the health care trend rate assumption would increase the accumulated postretirement benefit obligation as of December 31, 1996 by approximately $10.4 million and the aggregate service and interest cost components of net periodic postretirement benefit cost for 1996 by approximately $1.1 million. The health care cost trend rate was expected to decrease to 6.0% by 2010 and to remain at that level thereafter.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1996, 1995 and 1994


(7)    Employee and Post-Employment Benefits (Continued)

Executive Retirement Program

       The Company has an executive retirement program for a group of management employees. The program was intended to attract, motivate and retain key management employees. The Company's projected benefit obligation for this program, as of December 31, 1996, was $18.3 million, of which the accumulated and vested benefit obligation was $17.4 million. As of December 31, 1996, the Company has recognized an additional liability of $2.1 million for the amount of unfunded accumulated benefits in excess of accrued pension costs. The net periodic pension cost for 1996, 1995 and 1994 was $2.1 million, $2.0 million and $2.2 million, respectively. In 1989, the Company established an irrevocable grantor trust in connection with the executive retirement program. Under the terms of the trust, the Company may, but is not obligated to, provide funds to the trust, which was established with an independent trustee, to aid it in meeting its obligations under such program. Funds in the amount of approximately $10.1 million (fair market value of $13.9 million) are presently in trust. No additional funds have been provided to the trust since 1989.

Performance Stock Plan

     The Company has a non-qualifying stock option plan, covering a group of management employees. Options are granted at the fair market value of the shares on the date of the grant. Options granted through December 31, 1995, vested on June 30, 1996, have an exercise term of up to 10 years. All subsequent awards granted after December 31, 1995, shall vest three years from the grant date of the awards and the maximum number of options are five million shares through December 31, 2000. In addition, the Company has a Director Restricted Stock Retainer Plan. The number of option shares granted in 1996 under the restricted stock retainer plan was 4,000 shares with an exercise price of $5.50. No options under the restricted stock retainer plan were exercised during 1996.

     The option price of each option grant is determined on the date of grant using the Black-Scholes option-pricing model with the following average assumptions used for grants in 1995 and 1996, respectively: dividend yield of 2.7% and 2.4%; expected volatility of 20% and 18%; risk-free interest rates of 5.5% and 5.59%; and expected lives of four years.

     The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its fixed stock option plan. Had compensation cost for the Company's stock based compensation plan been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the effect on the Company's pro forma net income and pro forma earnings per share would not be material.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1996, 1995 and 1994


(7)    Employee and Post-Employment Benefits (Continued)

     A summary of the status of the Company's fixed stock option plan (Performance Stock Plan) at December 31, 1996 and 1995 and changes during the years then ended is presented below:

                                            1996                  1995
                                    --------------------- ---------------------
                                                Weighted               Weighted
                                                 Average               Average
                                                Exercise               Exercise
             Fixed Options           Shares       Price     Shares       Price
----------------------------------  --------    ---------  ---------   --------

Outstanding at beginning of year     508,986     $17.625         --          --
Granted                              390,228     $19.480   508,9866     $17.625
Exercised                             52,427          --         --          --
Forfeited                                 --          --         --          --
                                    --------               --------
Outstanding at end of year           846,787     $18.480   508,9866     $17.625
                                    ========               ========

Options exercisable at year-end      456,559                     --

Weighted-average fair value of
options granted during the year        $3.56                  $3.49


     The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                    Options Outstanding                Options Exercisable
          ----------------------------------------- ------------------------
                          Weighted-
                           Average       Weighted
Range of     Number       Remaining       Average      Number      Weighted
Exercise  Outstanding    Contractual     Exercise    Exercisable    Average
 Prices   at 12/31/96       Life          Prices     at 12/31/96     Price
--------- -------------- --------------  ---------- -------------  ---------

$  5.50 -
$19.625      846,787      9.46 years      $18.547      456,559      $17.625

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1996, 1995 and 1994


(8)    Construction Program and Jointly-Owned Plants

     It is estimated that the Company's construction expenditures for 1997 will be approximately $165 million, including expenditures on jointly-owned projects. The Company's proportionate share of expenses for the jointly-owned plants is included in operating expenses in the consolidated statements of earnings.

     At  December  31,  1996,  the  Company's   interests  and   investments  in
jointly-owned generating facilities are:


                                                           Construction
                                      Plant in  Accumulated   Work in  Composite
Station (Fuel Type)                   Service   Depreciation  Progress Interest
------------------------              --------  ------------  -------- ---------
                                                   (In thousands)

San Juan Generating Station (Coal)... $724,525     $319,962    $ 3,755    46.3%
Palo Verde Nuclear Generating
   Station (Nuclear)*................ $198,549     $ 43,052    $10,723    10.2%
Four Corners Power Plant Units 4
   and 5 (Coal)...................... $117,884     $ 48,879    $ 3,613    13.0%

-----------

     * Includes the Company's interest in PVNGS Unit 3, the Company's interest in common facilities for all PVNGS units and the 22% beneficial interests in the PVNGS Units 1 and 2 leases.

San Juan Generating Station ("SJGS")

     The Company operates and jointly owns SJGS. At December 31, 1996, SJGS Units 1 and 2 are owned on a 50% shared basis with Tucson Electric Power Company, Unit 3 is owned 50% by the Company, 41.8% by Southern California Public Power Authority and 8.2% by Tri-State Generation and Transmission Association, Inc. Unit 4 is owned 38.457% by the Company, 28.8% by M-S-R Public Power Agency, California public power agency ("M-S-R"), 10.04% by the City of Anaheim, California, 8.475% by the City of Farmington, 7.2% by the County of Los Alamos, and 7.028% by Utah Associated Municipal Power Systems.

Palo Verde Nuclear Generating Station

     The Company has a 10.2% undivided interest in PVNGS. Commercial operation commenced in 1986 for Unit 1 and Unit 2 and 1988 for Unit 3. In 1985 and 1986, the Company completed sale and leaseback transactions for its undivided interests in Units 1 and 2 and certain related common facilities.

     In 1992, the Company purchased approximately 22% of the beneficial interests in the PVNGS Units 1 and 2 leases for approximately $17.5 million, recording $158.3 million as utility plant and $140.8 million as long-term debt. In 1993, such utility plant was written down to $46.7 million in conjunction with the electric retail rate reduction.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1996, 1995 and 1994


(8)  Construction Program and Jointly-Owned Plants (Continued)

     The PVNGS participants have insurance for public liability payments resulting from nuclear energy hazards to the full limit of liability under Federal law. This potential liability is covered by primary liability insurance provided by commercial insurance carriers in the amount of $200 million and the balance by an industry-wide retrospective assessment program. The maximum assessment per reactor under the retrospective rating program for each nuclear incident occurring at any nuclear power plant in the United States is approximately $79.3 million, subject to an annual limit of $10 million per incident. Based upon the Company's 10.2% interest in the three PVNGS units, the Company's maximum potential assessment per incident for all three units is approximately $24.3 million, with an annual payment limitation of $3 million per incident. The insureds under this liability insurance include the PVNGS participants and "any other person or organization with respect to his legal responsibility for damage caused by the nuclear energy hazard". If the funds provided by this retrospective assessment program prove to be insufficient, Congress could impose revenue raising measures on the nuclear industry to pay claims.

     The PVNGS participants maintain "all-risk" (including nuclear hazards) insurance for nuclear property damage to, and decontamination of, property at PVNGS in the aggregate amount of approximately $2.75 billion as of January 1, 1997, a substantial portion of which must be applied to stabilization and decontamination. The Company has also secured insurance against portions of the increased cost of generation or purchased power and business interruption resulting from certain accidental outages of any of the three PVNGS units if the outage exceeds 21 weeks. The Company is a member of two industry mutual insurers. These mutual insurers provide both the "all-risk" and increased cost of generation insurance to the Company. In the event of adverse losses experienced by these insurers, the Company is subject to an assessment. The
Company's maximum share of any assessment is approximately $3.9 million per year.

     The Company has a program for funding its share of decommissioning costs for PVNGS. Under this program, the Company makes a series of annual deposits to an external trust over the estimated useful life of each unit with the trust funds being invested under a plan which allows the accumulation of funds largely on a tax-deferred basis through the use of life insurance policies on certain current and former employees. The results of the 1995 decommissioning study indicate that the Company's share of the PVNGS decommissioning costs will be approximately $147.5 million, a decrease from $157.8 million based on the previous 1992 study (both amounts are stated in 1995 dollars).

     The Company determined that a supplemental investment program will be needed as a result of both historical cost increases and the lower than anticipated performance of the existing program. On September 29, 1995, the Company filed a request for permission from the NMPUC to establish a qualified tax advantaged trust for PVNGS Units 1 and 2. Due to Internal Revenue Service regulations, PVNGS Unit 3 will remain in a non-qualified trust.

     Pursuant to NMPUC approval the Company funded an additional $12.5 million into the qualified and non-qualified funds. The estimated market value of the trusts, including the current life insurance policies, at the end of 1996 was approximately $25.6 million.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1996, 1995 and 1994


(9)  Long-Term Power Contracts and Franchises

     The Company had two long-term contracts for the purchase of electric power. Under a contract with M-S-R, which expired in early 1995, the Company was obligated to pay certain minimum amounts and a variable component representing the expenses associated with the energy purchased and debt service costs associated with capital improvements. Total payments under this contract amounted to approximately $14 million for 1995 and $42 million for 1994.

     The Company has a power purchase contract with Southwestern Public Service Company ("SPS") for up to 200 MW, expiring in May 2011. The Company may reduce its purchases from SPS by 25 MW annually upon three years' notice. The Company provided such notice to reduce the purchase by 25 MW in 1999 and by an additional 25 MW in 2000. Also, the Company has 39 MW of contingent capacity obtained from El Paso Electric Company under a transmission capacity for generation capacity trade arrangement that increases to 70 MW from 1998 through 2003. In addition, the Company is interconnected with various utilities for economy interchanges and mutual assistance in emergencies.

     The Company anticipates the need for approximately 100 to 200 MW of additional capacity in the 1998 through 2000 timeframe. To meet this need, on October 4, 1996, the Company entered into a long-term power purchase contract with the Cobisa-Person Limited Partnership ("PLP") to purchase approximately 100 MW of unit contingent peaking capacity from a gas turbine generating unit for a period of 20 years, with an option to renew for an additional five years. The gas turbine generating unit will be constructed and operated by PLP and will be located on the Company's retired Person Generating Station site located in Albuquerque, New Mexico. The site for the generating unit was chosen, in part, to provide needed benefits to the Company's constrained transmission system. Depending on the regulatory timing of NMPUC and FERC approvals and the securing of necessary permits, construction could start in August 1998 with commercial operation beginning by May 1999. The operational date was chosen to satisfy both resource and transmission needs for the Company's jurisdictional load. During October 1996, the Company filed a request for approval from the NMPUC and PLP filed its application for requisite state commission determinations from the NMPUC. These two applications were consolidated by the NMPUC. In December 1996, the NMPUC established a procedural schedule for the consolidated applications. The Company and PLP have requested a final order from the NMPUC by July 31, 1997. Thereafter, certain actions from the FERC will be required, including approval of PLP's status as an "exempt wholesale generator" under Section 32 of the Public Utility Holding Company Act.

     In addition to the long-term power purchase contract with PLP, the Company is pursuing other options to ensure its additional capacity needs are met.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1996, 1995 and 1994


(10)    Lease Commitments

     The Company leases Units 1 and 2 of PVNGS, transmission facilities, office buildings and other equipment under operating leases. The lease expense for PVNGS is $66.3 million per year over base lease terms expiring in 2015 and 2016. Prior to 1992, the aggregate lease expense for the PVNGS leases was $84.6 million per year over the base lease terms; however, this amount was reduced by the purchase of approximately 22% of the beneficial interests in the PVNGS Units 1 and 2 leases (see note 8). Each PVNGS lease contains renewal and fair market value purchase options at the end of the base lease term. Covenants in the Company's PVNGS Units 1 and 2 lease agreements limit the Company's ability, without consent of the owner participants and bondholders in the lease transactions, (i) to enter into any merger or consolidation, or (ii) except in connection with normal dividend policy, to convey, transfer, lease or dividend more than 5% of its assets in any single transaction or series of related transactions.

     Future minimum operating lease payments (in thousands) at December 31, 1996 are:


1997.............................................................. $   79,028
1998..............................................................     78,700
1999..............................................................     78,333
2000..............................................................     78,213
2001..............................................................     78,100
Later years.......................................................  1,026,864
                                                                   ----------
   Total minimum lease payments................................... $1,419,238
                                                                   ==========


       Operating lease expense, inclusive of PVNGS leases, was approximately $80.3 million in 1996, $80.0 million in 1995 and $79.1 million in 1994. Aggregate minimum payments to be received in future periods under noncancelable subleases are approximately $6.6 million.

(11)  Environmental Issues and Retired Fossil-Fueled Plant Decommissioning Costs

        The Company has evaluated the potential impacts of the following environmental issues and believes, after consideration of established reserves, that the ultimate outcome of these environmental issues will not have a material adverse effect on the Company's financial condition or results of operations.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1996, 1995 and 1994


(11) Environmental Issues and Retired Fossil-Fueled Plant Decommissioning Costs (Continued)

Electric Operations

Santa Fe Station

       The Company and the New Mexico Environmental Department ("NMED") have conducted investigations of the groundwater contamination detected beneath the former Santa Fe Generating Station site to determine the source of the contamination. The Company has been and is continuing to cooperate with the NMED regarding site investigations and remedial planning pursuant to a settlement agreement between the Company and the NMED. In June 1996, the Company received a letter from the NMED, indicating that the NMED believes the Company is the source of gasoline contamination in a municipal well supplying the City of Santa Fe and groundwater underlying the Santa Fe Station. Further, the NMED letter stated that the Company was required to proceed with interim remediation of the contamination pursuant to the New Mexico Water Quality Control Commission ("NMWQCC") regulations.

       In July 1996, the Company filed an appeal with the NMWQCC protesting the determination and directives contained in the NMED's June 1996 letter.
Subsequently, negotiation meetings were conducted between the Company and the NMED for a resolution of the groundwater contamination issue.

       On October 3, 1996, the Company and the NMED signed an Amendment to the Settlement Agreement concerning the groundwater contamination. As part of the Amendment, the Company agreed to spend approximately $1.2 million ("Settlement Amount") for certain costs related to sampling, monitoring, and development and implementation of a remediation plan. The remediation plan is to be developed jointly by the Company and the NMED. Since the contamination affects a municipal well supplying the City of Santa Fe, the cooperation of the City of Santa Fe will also be sought in the development of the plan. The amended Settlement Agreement does not, however, provide the Company with a full and complete release from potential further liability for remediation of the groundwater contamination. After the Company has expended the Settlement Amount, if the NMED can establish through binding arbitration that the Santa Fe Station is the source of the contamination, the Company could be required to perform further remediation that is determined to be necessary. The Company continues to dispute any contention that the Santa Fe Station is the source of the groundwater contamination and believes that insufficient data exists to identify the sources of groundwater contamination. The Company has completed an aquifer characterization report and a groundwater quality report associated with the 40 day reactivation of the adjacent Santa Fe supply well in July and August of 1996. These reports strongly suggest the groundwater contamination does not originate from the Santa Fe Station site and has been drawn under the site by the pumping of the Santa Fe supply well. In addition, other urban wells in Santa Fe are likely vulnerable to contamination from off-site sources. The Company is working to provide a remedial approach plan by April 1997 in accordance with the amended Settlement Agreement.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1996, 1995 and 1994


(11) Environmental Issues and Retired Fossil-Fueled Plant Decommissioning Costs (Continued)

Person Station

       The Company, in compliance with the NMED's Corrective Action Directive, determined that groundwater contamination exists in the deep and shallow water aquifers. The Company is required to delineate the extent of the contamination and remediate the contaminants in the groundwater. The extent of the contaminated plume in the deep water aquifer was assessed and results were reported to the NMED. The Company also proposed revised remedial options to the NMED. The Company is awaiting a final response from the NMED. The Company's current estimate to decommission its retired fossil-fueled plants includes approximately $10.9 million to complete the groundwater remediation program at Person Station. As part of the financial assurance requirement of the Person Station Hazardous Permit, the Company posted a $5.1 million performance bond with a trustee. The remediation program continues on schedule.

Gas Operations

Gas Wellhead Pit Remediation

       The New Mexico Oil Conservation Commission issued an order, effective on January 14, 1993, that affects the gas gathering facilities located in the San Juan Basin in northwestern New Mexico. The Bureau of Land Management ("BLM") has issued a similar order. The order prohibits the further discharge of fluids associated with the production of natural gas into unlined earthen pits in specified areas (designated as "vulnerable areas") in the San Juan Basin. The order also required the submission of closure plans for the pits where further discharge was prohibited. The Company has complied with the orders and has submitted and received approval for pit closures from the New Mexico Oil Conservation Division ("OCD") and the BLM.

       These gas gathering facilities were sold to Williams Gas Processing-Blanco Inc., a subsidiary of Williams Field Services Group, Inc., of Tulsa Oklahoma ("Williams") on June 30, 1995. As a part of the sale agreement, the Company agreed to cease discharge to unlined earthen pits in designated vulnerable areas and to retain the responsibility for pit closures for a stated period of time and to a stated dollar amount (see note 12). The Company has assessed the pits in accordance with OCD/BLM directives, and is now in the process of closing pits and remediating them, if necessary, at wellhead locations within the designated vulnerable areas. The Company has submitted a groundwater management plan to the OCD and has received approval of the plan, and is proceeding with delineation of groundwater contamination and, as necessary, cleanup, in accordance with the approved plan. The Company will address groundwater contamination within the dollar and time limitations imposed by the sale agreement with Williams, and in accordance with the requirements of the OCD.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1996, 1995 and 1994


(11) Environmental Issues and Retired Fossil-Fueled Plant Decommissioning Costs (Continued)

       In March  1995,  the  Jicarilla  Apache  Tribe  ("Jicarilla")  enacted an ordinance directing that unlined surface impoundments located within environmentally sensitive areas be remediated and closed by December 1996, and that all other unlined surface impoundments on Jicarilla's lands be remediated and closed by December 1998. In 1995, the Company received a claim for indemnification by Williams, the purchaser of the Company's gas gathering and processing assets, for the environmental work required to comply with the Jicarilla ordinance. The Company submitted a closure/remediation plan to the Jicarilla, which was approved. The Company's remediation work pursuant to the plan commenced in mid-1996, and the costs of remediation are being charged against the $10.6 million indemnification cap contained in the purchase and sale agreement between the Company and Williams. The Company met the requirement for closing and remediating pits within the environmentally sensitive area by December 1996, and anticipates closing and remediating all other pits associated with the gas gathering and processing assets by December 1998 deadline specified in the ordinance.

(12)   Asset Sales

       In 1995, the Company and its subsidiaries sold certain non-strategic gas assets for approximately $154 million to Williams, recognizing an after-tax gain of $12.8 million. This gain was adjusted to $11.8 million in 1996 due to an accrual for additional gas environmental costs. Under the NMPUC order approving the sale, the Company is required to share approximately $35 million from the sale with customers, which will be credited to the customers' bills over five years. After completion of the fifth year, the amount of gain will be recalculated to include actual expenses specified in the agreement, subject to NMPUC review. As of December 31, 1996, the Company has a remaining balance of $22.2 million for future years credit to the customers. In addition, the Company, in 1995, sold its water division to the City of Santa Fe for $51.2 million (exclusive of current assets netted against current liabilities), recognizing a after-tax gain of $6.4 million. Pursuant to the purchase and sale agreement, the Company, through its Energy Service Business Unit, will continue to operate the water utility up to four years from the closing date for a fee under a contract with the City of Santa Fe.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1996, 1995 and 1994

(13)   Segment Information

       The financial information pertaining to the Company's electric, gas and other operations for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                          Electric*      Gas      Other      Total
                                                         ----------   --------   -------  ----------
                                                                      (In thousands)
1996:

   Operating revenues................................... $  645,639   $227,301   $10,446  $  883,386
   Operating expenses excluding income taxes............    509,804    191,922    16,246     717,972
                                                         ----------   --------   -------  ----------
   Pre-tax operating income (loss)......................    135,835     35,379    (5,800)    165,414
   Operating income tax.................................     32,422      8,927    (1,954)     39,395
                                                         ----------   --------   -------  ----------
   Operating income (loss).............................. $  103,413   $ 26,452   $(3,846) $  126,019
                                                         ==========   ========   =======  ==========


   Depreciation and amortization expense................ $   64,817   $ 13,122   $   177  $   78,116
                                                         ==========   ========   =======  ==========
   Construction expenditures............................ $   76,572   $ 26,497   $    18  $  103,087
                                                         ==========   ========   =======  ==========
   Identifiable assets:
      Net utility plant................................. $1,270,141   $281,348   $ 1,204  $1,552,693
      Other.............................................    449,478    202,725    25,418     677,621
                                                         ----------   --------   -------  ----------
        Total assets.................................... $1,719,619   $484,073   $26,622  $2,230,314
                                                         ==========   ========   =======  ==========

1995:

   Operating revenues................................... $  584,284   $217,985   $ 6,196  $  808,465
   Operating expenses excluding income taxes............    470,824    190,128     3,931     664,883
                                                         ----------   --------   -------  ----------
   Pre-tax operating income.............................    113,460     27,857     2,265     143,582
   Operating income tax.................................     24,884      4,313       997      30,194
                                                         ----------   --------   -------  ----------
   Operating income..................................... $   88,576   $ 23,544   $ 1,268  $  113,388
                                                         ==========   ========   =======  ==========
   Depreciation and amortization expense................ $   63,047   $ 17,248   $   570  $   80,865
                                                         ==========   ========   =======  ==========
   Contruction expenditures............................. $   76,610   $ 26,315   $ 4,741  $  107,666
                                                         ==========   ========   =======  ==========

   Identifiable assets:
      Net utility plant................................. $1,298,103   $276,218   $   113  $1,574,434
      Other.............................................    327,547    125,387     8,301     461,235
                                                         ----------   --------   -------  ----------
        Total assets.................................... $1,625,650   $401,605   $ 8,414  $2,035,669
                                                         ==========   ========   =======  ==========


              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1996, 1995 and 1994


(13)    Segment Information (Continued)

                                                         Electric*      Gas      Other      Total
                                                         ----------   --------   -------  ----------
                                                                       (In thousands)
1994:

   Operating revenues................................... $  621,794   $269,510   $13,407  $  904,711
   Operating expenses excluding income taxes............    468,519    233,743     7,161     709,423
                                                         ----------   --------   -------  ----------
   Pre-tax operating income.............................    153,275     35,767     6,246     195,288
   Operating income tax.................................     32,998      9,158     2,054      44,210
                                                         ----------   --------   -------  ----------
   Operating income..................................... $  120,277   $ 26,609   $ 4,192  $  151,078
                                                         ==========   ========   =======  ==========

   Depreciation and amortization expense................ $   56,003   $ 16,847   $ 1,287  $   74,137
                                                         ==========   ========   =======  ==========

   Construction expenditures............................ $   80,282   $ 31,518   $ 8,506  $  120,306
                                                         ==========   ========   =======  ==========

   Identifiable assets:
      Net utility plant................................. $1,302,467   $341,232   $52,988  $1,696,687
      Other.............................................    307,010    187,748    11,820     506,578
                                                         ----------   --------   -------  ----------
        Total assets.................................... $1,609,477   $528,980   $64,808  $2,203,265
                                                         ==========   ========   =======  ==========


-----------

* Includes the resources excluded from NMPUC retail rates regulation.

       On June 30, 1995, the Company sold substantially all of the gas gathering and processing assets of the Company and its gas subsidiaries and on July 3, 1995, the Company sold its water division (see note 12).

(14)   Subsequent Events

       On February 13, 1997, the NMPUC issued a final order in the gas rate case, ordering a rate decrease of $7.0 million. (See PART II, ITEM 7. -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- OTHER ISSUES FACING THE COMPANY -- GAS RATE CASE and NMPUC ORDER -- THE COMPANY'S JANUARY 1997 PGAC FACTOR VARIANCE REQUEST; ORDER TO FILE RETAIL ELECTRIC AND GAS RATE CASES" in this report.) In ordering the rate decrease, among other things, the NMPUC disallowed the recovery of certain regulatory assets. The Company strongly disagrees with the NMPUC's final order and filed an appeal with the New Mexico Supreme Court on February 17, 1997. The Company has evaluated the impacts of the rate reduction and has established appropriate reserves in its 1996 financial statements, pending the outcome of the appeal.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1996, 1995 and 1994


(14)   Subsequent Events (Continued)

       The NMPUC issued a final order in the Company's January 1997 PGAC Factor Variance Request on February 13, 1997. In the order, the NMPUC imposed, but suspended, a fine of $2.2 million to the Company due to an allegedly incorrect cost factor (too low) that was filed in November 1996. In addition, the NMPUC disallowed collection of $1.6 million of gas costs and ordered an independent audit to be conducted to review the Company's PGAC factor calculations for the period of December 1995 through January 1997. The NMPUC also ordered the docketing of two new investigations. The first, which requires a Company filing by March 15, 1997, will investigate whether or not the Company should exit the merchant function in providing gas supplies to customers. The second, will investigate the prudence of the Company's portfolio strategies and purchase practices. In addition, the NMPUC ordered the Company to file a new gas rate case by August 1, 1997, and also ordered the Company to file an electric retail rate case by May 1, 1997.

   In the order, the NMPUC accused the Company of intentionally filing an inaccurate factor to avoid a hearing, thus, impairing the NMPUC's ability to investigate rising gas prices. The Company strongly disagrees with the NMPUC's final order and is evaluating its options, including rehearing and a possible appeal to the New Mexico Supreme Court.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                           QUARTERLY OPERATING RESULTS


   The unaudited operating results by quarters for 1996 and 1995 are as follows:


                                                     Quarter Ended
                                     -------------------------------------------
                                     March 31  June 30  September 30 December 31
                                     --------  -------- ------------ -----------
                                       (In thousands except per share amounts)
1996:
   Operating Revenues................ $241,904  $197,597   $210,757    $233,128
   Operating Income.................. $ 38,475  $ 25,346   $ 32,412    $ 29,786
   Net Earnings (1), (2) ............ $ 26,448  $ 13,542   $ 19,940    $ 12,650
   Net Earnings per Share (1), (2)... $   0.63  $   0.32   $   0.47    $   0.30

1995:
   Operating Revenues................ $230,235  $191,532   $195,586    $191,112
   Operating Income.................. $ 33,731  $ 25,024   $ 34,734    $ 19,899
   Net Earnings (1).................. $ 18,184  $ 23,419   $ 28,969    $  4,990
   Net Earnings per Share (1)........ $   0.40  $   0.52   $   0.68    $   0.12


        In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results of operations for such periods have been included.

-------------------

(1) On June 30, 1995, the Company consummated the sale of substantially all of the gas gathering and processing assets of the Company and its gas subsidiaries to Williams. The Company recorded an after-tax gain of $12.8 million, or 31 cents per share. The gain amount was adjusted by $1.0 million or two cents per share in 1996 due to an accrual for additional gas environmental costs. On July 3, 1995, the Company consummated the sale of the Company's water division to the City of Santa Fe. The Company recorded an after-tax gain of $6.4 million, or 15 cents per share (see note 12).

(2) During the quarter ended December 31, 1996, the Company made a provision for loss of $10.0 million, net of tax ($.24 per common share), as a result of the gas rate order, pending the outcome of the appeal. In addition, the Company recorded an after-tax curtailment gain of $8.0 million ($.19 per common share) related to the change of the Company's defined benefit pension plan.


              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        COMPARATIVE OPERATING STATISTICS


                                                     1996        1995        1994        1993         1992
                                                 -----------  ----------  ----------  ----------   ----------
Electric Service Energy Sales -- KWh
  (in thousands):
   Residential..................................   1,892,290   1,795,371   1,786,292   1,683,213    1,650,491
   Commercial...................................   2,698,087   2,578,243   2,534,507   2,398,725    2,353,152
   Industrial...................................   1,505,801   1,434,974   1,268,208   1,145,369    1,087,357
   Other ultimate customers.....................     310,118     220,777     364,144     219,481      267,246
                                                 -----------  ----------  ----------  ----------   ----------
      Total sales to ultimate customers.........   6,406,296   6,029,365   5,953,151   5,446,788    5,358,246
   Sales for resale.............................   4,575,220   2,590,513   3,361,933   3,375,216    3,685,418
                                                 -----------  ----------  ----------  ----------   ----------
      Total KWh sales...........................  10,981,516   8,619,878   9,315,084   8,822,004    9,043,664
                                                 ===========  ==========  ==========  ==========   ==========
Electric Revenues (in thousands):
   Residential.................................. $   177,220  $  168,633  $  172,559  $  163,131   $  158,190
   Commercial...................................     226,146     218,222     229,851     218,263      211,086
   Industrial...................................      83,651      79,964      79,729      74,157       69,590
   Other ultimate customers.....................      20,804      18,749      24,147      15,548       16,521
                                                 -----------  ----------  ----------  ----------   ----------
      Total revenues to ultimate
        customers...............................     507,821     485,568     506,286     471,099      455,387
   Sales for resale.............................     121,329      80,949*     96,821*     99,895*     123,291
                                                 -----------  ----------  ----------  ----------   ----------
      Total revenues from energy sales..........     629,150     566,517     603,107     570,994      578,678
   Miscellaneous electric revenues..............      16,489      17,767      18,687      18,734       17,645
                                                 -----------  ----------  ----------  ----------   ----------
      Total electric revenues................... $   645,639  $  584,284  $  621,794  $  589,728   $  596,323
                                                 ===========  ==========  ==========  ==========   ==========

Customers at Year End:
   Residential..................................     304,900     296,821     287,369     278,357      271,155
   Commercial...................................      36,292      35,390      34,336      33,568       32,504
   Industrial...................................         375         374         384         381          386
   Other ultimate customers.....................         632         598         599         576          537
                                                 -----------  ----------  ----------  ----------   ----------
      Total ultimate customers..................     342,199     333,183     322,688     312,882      304,582
   Sales for Resale.............................          56          37          42          37           47
                                                 -----------  ----------  ----------  ----------   ----------
      Total customers...........................     342,255     333,220     322,730     312,919      304,629
                                                 ===========  ==========  ==========  ==========   ==========

Reliable Net Capability-- KW....................   1,506,000   1,506,000   1,506,000   1,541,000    1,591,000
Coincidental Peak Demand-- KW...................   1,217,000   1,247,000   1,189,000   1,104,000    1,053,000
Average Fuel Cost per Million BTU............... $    1.2735  $   1.3177  $   1.3488  $   1.3844   $   1.3263
BTU per KWh of Net Generation...................      10,768      10,811      10,817      11,036       11,039

Water Service**
   Water Sales-- Gallons (in thousands)                   --   1,616,544   3,366,388   3,414,950    3,224,271
   Revenues (in thousands)......................          --  $    6,196  $   13,407  $   13,063   $   12,471
   Customers at Year End........................          --      23,752      23,452      22,743       22,098

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

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        COMPARATIVE OPERATING STATISTICS

                                                  1996        1995       1994       1993      1992
                                                ---------  ---------   --------   --------  ---------
Gas Throughput--Decatherms (in thousands)
PNMGS:
   Residential..................................   27,387     25,865     27,139     28,031     27,063
   Commercial...................................    9,310      8,864      9,767     10,428     10,590
   Industrial...................................    2,136        661        831        923        707
   Public authorities...........................    2,591      2,411      2,465      2,473      4,199
   Irrigation...................................    1,418      1,245      1,272      1,259      1,134
   Sales for resale.............................    3,094      1,266        680      1,041      2,035
   Off-System Sales.............................    5,745      1,176         --         --         --
   Unbilled.....................................    1,405     (1,764)      (309)      (636)       649
                                                ---------  ---------   --------   --------  ---------
   PNMGS sales..................................   53,086     39,724     41,845     43,519     46,377
   Transportation throughput....................   47,010     49,136     43,135     46,059     48,674
                                                ---------  ---------   --------   --------  ---------
   PNMGS throughput.............................  100,096     88,860     84,980     89,578     95,051
Gathering Company:
   Spot market sales............................       --         39         --         --        858
   Transportation throughput....................       --     20,695     47,091     45,754     24,889
                                                ---------  ---------   --------   --------  ---------
      Total throughput..........................  100,096    109,594    132,071    135,332    120,798
                                                =========  =========   ========   ========  =========

Gas Revenues (in thousands)
PNMGS:
   Residential..................................$ 129,911  $ 125,290   $149,439   $149,796  $ 125,313
   Commercial...................................   33,022     32,328     42,725     44,575     37,222
   Industrial...................................    5,179      1,873      2,905      3,369      2,063
   Public authorities...........................    8,018      7,939      9,969      9,694     12,313
   Irrigation...................................    3,252      3,077      4,061      4,418      2,713
   Sales for resale.............................    2,106      3,114      2,462      3,137      4,460
   Off-System Sales.............................   14,352      1,885         --         --         --
   Imbalance penalties..........................    1,231      1,786        944         --         --
   Unbilled.....................................    2,677     (2,430)       267     (1,573)       716
                                                ---------  ---------   --------   --------  ---------
   Revenues from gas sales......................  199,749    174,862    212,772    213,416    184,800
   Transportation...............................   17,215     18,532     19,742     19,376     14,861
   Liquids......................................    7,608     12,782     14,551     18,214     25,620
   Other........................................    2,729      3,606      4,705      3,576      5,810
                                                ---------  ---------   --------   --------  ---------
   PNMGS operating revenues.....................  227,301    209,782    251,770    254,582    231,091
Gathering Company:
   Spot market sales............................       --         42         --          4      1,410
   Transportation...............................       --      3,640      7,850      7,353      3,892
   Imbalance penalties..........................       --        418         26         --         --
Processing Company:
   Liquids revenue..............................       --        632       (621)      (311)       807
   Processing fees..............................       --      3,471     10,485      9,459      6,795
                                                ---------  ---------   --------   --------  ---------
      Total operating revenues..................$ 227,301  $ 217,985   $269,510   $271,087  $ 243,159
                                                =========  =========   ========   ========  =========

Customers at Year End
PNMGS:
   Residential..................................  367,025    358,822    348,715    337,768    329,385
   Commercial...................................   30,757     30,493     30,139     30,151     29,765
   Industrial...................................       54         59         57         72         61
   Public authorities...........................    2,462      2,444      2,463      1,958      2,004
   Irrigation...................................    1,076        886        899        951      1,012
   Sales for resale.............................        3          2          3          3          4
   Transportation...............................       36         38         43         37         43
                                                ---------  ---------   --------   --------  ---------
   PNMGS customers..............................  401,413    392,744    382,319    370,940    362,274
Gathering Company:
   Off-system sales.............................       --         --         --          1          2
   Transportation...............................       --         --         21         21         16
Processing Company..............................       --         --         32         25         22
                                                ---------  ---------   --------   --------  ---------
      Total customers...........................  401,413    392,744    382,372    370,987    362,314
                                                =========  =========   ========   ========  =========

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

         None.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

       Reference is hereby made to "Election of Directors" in the Company's Proxy Statement relating to the annual meeting of stockholders to be held on April 29, 1997 (the "1997 Proxy Statement") and to PART I, SUPPLEMENTAL ITEM -- "EXECUTIVE OFFICERS OF THE COMPANY".

ITEM 11.  EXECUTIVE COMPENSATION

       Reference is hereby made to "Executive Compensation" in the 1997 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

       Reference is hereby made to "Voting Information", "Election of Directors" and "Stock Ownership of Certain Executive Officers" in the 1997 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Reference is hereby made to the 1997 Proxy Statement for such disclosure, if any, as may be required by this item.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
            ON FORM 8-K

       (a) -- 1. See Index to Financial Statements under Item 8.

       (a) -- 2. Financial Statement Schedules for the years 1996, 1995, and 1994 are omitted for the reason that they are not required or the information is otherwise supplied.

       (a) -- 3-A. Exhibits Filed:


Exhibit
  No.                                 Description
-------                               -----------

10.9.6 Amendment Number Nine to Coal Sales Agreement, dated as of December 31, 1995, among San Juan Coal Company, the Company and Tucson Electric Power Company.

10.19 Facility Lease dated as of July 31, 1986, between The First National Bank of Boston, as Owner Trustee, and Public Service Company of New Mexico together with Amendments No. 1, 2 and 3 thereto (refiled).

Exhibit
  No.                                 Description
-------                               -----------

10.20* Facility Lease dated as of August 12, 1986, between The First National Bank of Boston, as Owner Trustee, and Public Service Company of New Mexico together with Amendments No. 1 and 2 thereto (refiled).

10.21 Facility Lease dated as of December 15, 1986, between The First National Bank of Boston, as Owner Trustee, and Public Service
                Company of New Mexico (Unit 1 Transaction) together with Amendment No 1 thereto (refiled).

10.22 Facility Lease dated as of December 15, 1986, between The First National Bank of Boston, as Owner Trustee, and Public Service
                Company of New Mexico (Unit 2 Transaction) together with Amendment No. 1 thereto (refiled).

10.70**         Employment Termination and Release Agreement for M. Phyllis
                Bourque.

23.1            Consent of Arthur Andersen LLP.

27              Financial Data Schedule.

99.5 Participation Agreement dated as of July 31, 1986, among the Owner Participant named therein, First PV Funding Corporation. The First National Bank of Boston, in its individual capacity and as Owner Trustee (under a Trust Agreement dated as of July 31, 1986, with the Owner Participant), Chemical Bank, in its individual capacity and as Indenture Trustee (under a Trust Indenture, Mortgage, Security Agreement and Assignment of Rents dated as of July 31, 1986, with the Owner Trustee), and Public Service Company of New Mexico, including Appendix A definitions together with Amendment No. 1 thereto (refiled).

99.6 Trust Indenture, Mortgage, Security Agreement and Assignment of Rents dated as of July 31, 1986, between The First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Indenture Trustee together with Supplemental Indenture No. 1 thereto (refiled).

99.7            Assignment, Assumption, and Further Agreement dated as of
                July 31, 1986, between Public Service Company of New Mexico and The First National Bank of Boston, as Owner Trustee (refiled).

99.9* Trust Indenture, Mortgage, Security Agreement and Assignment of Rents dated as of August 12, 1986, between The First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Indenture Trustee together with Supplemental Indenture No. 1 thereto (refiled).

99.15 Trust Indenture, Mortgage, Security Agreement and Assignment of Rents dated as of December 31, 1986, between the First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Indenture Trustee (Unit 2 Transaction) (refiled)

99.17* Waiver letter with respect to "Deemed Loss Event" dated as of August 18, 1986, between the Owner Participant named therein, and Public Service Company of New Mexico (refiled).

99.18* Waiver letter with respect to "Deemed Loss Event" dated as of August 18, 1986, between the Owner Participant named therein, and Public Service Company of New Mexico (refiled).

Exhibit
  No.                                 Description
-------                               -----------

99.19 Agreement No. 13904 (Option and Purchase of Effluent), dated April 23, 1973, among Arizona Public Service Company, Salt River Project Agricultural Improvement and Power District, the Cities of Phoenix, Glendale, Mesa, Scottsdale, and Tempe, and the Town of Youngtown (refiled).

99.20 Agreement for the Sale and Purchase of Wastewater Effluent, dated June 12, 1981, among Arizona Public Service Company, Salt River Project Agricultural Improvement and Power District and the City of Tolleson, as amended (refiled).

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

         (a) -- 3-B.  Exhibits Incorporated By Reference:

         In addition to those Exhibits shown above, the Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation S-K section 10, paragraph (d) by reference to the filings set forth below:


Exhibit
  No.         Description of Exhibit                 Filed as Exhibit:              File No:
-------       ----------------------                 ----------------               --------

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
       (Buyer)


Exhibit
  No.         Description of Exhibit                 Filed as Exhibit:              File No:
-------       ----------------------                 ----------------               --------

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

2.2    Agreement to Purchase and Sell Between      4-(b)to the Registration           2-99990
       City of Santa Fe, New Mexico and Public     Statement No. 2-99990 of
       Service Company of New Mexico.              the Company.

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



Exhibit
  No.         Description of Exhibit                 Filed as Exhibit:              File No:
-------       ----------------------                 ----------------               --------

3.2    By-laws of Public Service Company of        3.2 to Annual Report of the       1-6986
       New Mexico With All Amendments to           Registrant on Form 10-K for
       and including December 5, 1994.             the fiscal year ended
                                                   December 31, 1994.

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

Material Contracts

10.1     Supplemental Indenture of Lease dated as   4-D to Registration              2-26116
         of July 19, 1966 between the Company       Statement No. 2-26116 of
         and other participants in the Four         the Company.
         Corners Project and the Navajo Indian
         Tribal Council.



Exhibit
  No.         Description of Exhibit                 Filed as Exhibit:              File No:
-------       ----------------------                 ----------------               --------
10.1.1   Amendment and Supplement No. 1 to           10.1.1 to Annual Report of        1-6986
         Supplemental and Additional Indenture       the Registrant on Form 10-K
         of Lease dated April 25, 1985 between the   for fiscal year ended
         Navajo Tribe of Indians and Arizona         December 31, 1995.
         Public Service Company, El Paso Electric
         Company, Public Service Company of
         New Mexico, Salt River Project
         Agricultural Improvement and Power
         District, Southern California Edison
         Company, and Tucson Electric Power
         Company (refiled).

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

10.5.3   Modification No. 4  dated October 25,       10.5.3 to Annual Report of        1-6986
         1984  and Modification No. 5 dated July     Registrant on Form 10-K for
         1, 1985 to Co-Tenancy Agreement             fiscal year ended December
         between the Company and Tucson              31, 1995.
         Electric Power Company (refiled).

10.5.5   Modification No. 8 to San Juan Project      10.5.5 to the Company's           1-6986
         Co-Tenancy Agreement between Public         Quarterly Report on Form
         Service Company of New Mexico and           10-Q for the quarter ended
         Tucson Electric Power Company dated         March 31, 1994.
         September 15, 1993.



Exhibit
  No.         Description of Exhibit                 Filed as Exhibit:              File No:
-------       ----------------------                 ----------------               --------

10.5.6   Modification No. 9 to San Juan Project      10.5.6 to the Company's           1-6986
         Co-Tenancy Agreement between Public         Quarterly Report on
         Service Company of New Mexico and           Form 10-Q for the quarter
         Tucson Electric Power Company dated         ended March 31, 1994.
         January 12, 1994.

10.5.7   Modification No. 10 to San Juan Project     10.5.7 to Annual Report of        1-6986
         Co-Tenancy  Agreement between Public        the Registrant on Form 10-K
         Service  Company of New Mexico and          for fiscal year ended
         Tucson Electric Power Company dated         December 31, 1995.
         November 30, 1995.

10.7     San Juan Project Operating Agreement        5-S to Registration               2-50338
         between the Company and Tucson              Statement No. 2-50338 of
         Gas & Electric Company, executed            the Company.
         December 21, 1973.

10.7.1   Modification No. 4 dated October 25,        10.7.1 to Annual Report of        1-6986
         1984 and Modification No. 5 dated July      Registrant on Form 10-K for
         1, 1985 to San Juan Project Operating       fiscal year ended December
         Agreement between the Company and           31, 1995.
         Tucson Electric Power Company (refiled).

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

10.7.5   Modification No. 10 dated November 30,      10.7.5 to Annual Report of        1-6986
         1995 to San Juan Project  Operating         the Registrant on Form 10-K
         Agreement  between  Public Service          for fiscal year ended
         Company of New Mexico and Tucson            December 31, 1995.
         Electric Power Company.

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
         1973.




Exhibit
  No.         Description of Exhibit                 Filed as Exhibit:              File No:
-------       ----------------------                 ----------------               --------

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

10.8.3   Amendment No. 8 effective                   10.58 to Annual Report of         1-6986
         September 12, 1983, to the Arizona          the Registrant on Form 10-K
         Nuclear Power Project Participation         for fiscal year ended
         Agreement. (refiled)                        December 31, 1993.

10.8.4   Amendment No. 9 to Arizona Nuclear          10.8.4 to Annual Report of        1-6986
         Power Project Participation Agreement       the Registrant on Form 10-K
         dated as of June 12, 1984 (refiled).        for fiscal year ended
                                                     December 31, 1994.

10.8.5   Amendment No. 10  dated as of               10.8.5 to Annual Report of        1-6986
         November 21, 1985 and Amendment No.         the Registrant on Form 10-K
         11 dated as of June 13, 1986 and effective  for fiscal year ended
         January 10, 1987 to Arizona Nuclear         December 31, 1994.
         Power Project Participation Agreement
         (refiled).

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

10.9     Coal Sales Agreement executed               10.9 to Annual Report of the      1-6986
         August 18, 1980 among San Juan Coal         Registrant on Form 10-K for
         Company, the Company and Tucson             fiscal year ended
         Electric Power Company, together with       December 31, 1991.
         Amendments No. One, Two, Four, and
         Six thereto.


Exhibit
  No.         Description of Exhibit                 Filed as Exhibit:              File No:
-------       ----------------------                 ----------------               --------

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
                                                     Commission).



Exhibit
  No.         Description of Exhibit                 Filed as Exhibit:              File No:
-------       ----------------------                 ----------------               --------

10.9.4   First Supplement to Coal Sales              19.4 to the Company's             1-6986
         Agreement, dated July 27, 1992 among        Quarterly Report on
         San Juan Coal Company, the Company          Form 10-Q for the quarter
         and Tucson Electric Power Company.          ended September 30, 1992
                                                     (confidentiality  treatment
                                                     was    requested    as   to
                                                     portions  of this  exhibit,
                                                     and  such   portions   were
                                                     omitted from the exhibit as
                                                     of  filed  and  were  filed
                                                     separately     with     the
                                                     Securities   and   Exchange
                                                     Commission).

10.9.5   Amendment No. Eight to Coal Sales           10.9.5 to Annual Report of        1-6986
         Agreement,  dated as of September 1,        the Registrant on Form 10-K
         1995,  among San Juan Coal  Company,        for fiscal  year ended the
         Company and Tucson Electric Power           December 31, 1995.
         Company .

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

10.11.1  Amendment No. 1 to the Early Purchase       10.11.1 to Annual Report of       1-6986
         and Participation Agreement between         the Registrant on Form 10-K
         Public Service Company of New Mexico        for fiscal year ended
         and M-S-R Public Power Agency,              December 31, 1987.
         executed as of December 16, 1987, for
         San Juan Unit 4.

10.12    Amended and Restated San Juan Unit 4        10.12 to Annual Report of         1-6986
         Purchase and Participation Agreement        the Registrant on Form 10-K
         dated as of December  28, 1984 between      for fiscal year ended the
         Company and the Incorporated                December 31, 1994.
         County of Los Alamos (refiled).

10.14    Participation Agreement among the           10.14 to Annual Report of         1-6986
         Company,  Tucson  Electric  Power           the  Registrant  on Form 10-K
         Company and certain financial               for fiscal year ended
         institutions relating to the San Juan Coal  December 31, 1992.
         Trust dated as of December 31, 1981
         (refiled).




Exhibit
  No.         Description of Exhibit                 Filed as Exhibit:              File No:
-------       ----------------------                 ----------------               --------

10.16     Interconnection Agreement dated               10.16 to Annual Report of     1-6986
          November 23, 1982, between the                the Registrant on Form 10-K
          Company and Southwestern Public               for fiscal year ended
          Service Company (refiled).                    December 31, 1992.

10.18*    Facility Lease dated as of December 16,       10.18 to Annual Report of     1-6986
          1985 between The First National Bank of       the Registrant on Form 10-K
          Boston, as Owner Trustee, and Public          for fiscal year ended
          Service Company of New Mexico together        December 31, 1995.
          with Amendments No. 1, 2 and 3 thereto.
          (refiled).

10.18.4*  Amendment No. 4 dated as of March 8,          10.18.4 to the Company's      1-6986
          1995, to Facility Lease between Public        Quarter Report on Form 10-Q
          Service Company of New Mexico and the         for the quarter ended
          First National Bank of Boston, dated as of    March 31, 1995.
          December 16, 1985.

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

10.24**   Management Life Insurance Plan (July          10.24 to Annual Report of     1-6986
          1985) of the Company (refiled).               the Registrant on Form 10-K
                                                        for fiscal year ended
                                                        December 31, 1995.

10.25**   Amended and Restated Medical                  19.6 to the Company's         1-6986
          Reimbursement Plan of Public Service          Quarterly Report on
          Company of New Mexico.                        Form 10-Q for the quarter
                                                        ended March 31, 1987.




Exhibit
  No.         Description of Exhibit                 Filed as Exhibit:              File No:
-------       ----------------------                 ----------------               --------

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




Exhibit
  No.         Description of Exhibit                 Filed as Exhibit:              File No:
-------       ----------------------                 ----------------               --------

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

10.36.1  Second stipulation in the matter of         10.38 to Annual Report of       1-6986
         application of Public Service Company of    the Registrant on Form 10-K
         New Mexico for NMPSC approval to sell       for fiscal year ended
         a 10.04% undivided interest in San Juan     December 31, 1992.
         Generating  Station  Unit 4 to the City
         of Anaheim,  California,
         and for related orders and approvals.

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

10.40**  First Restated and Amended Public           99.1 to Registration            333-03303
         Service Company of New Mexico Director      Statement No. 333-03303
         Retainer Plan.                              filed May 8, 1996.




Exhibit
  No.         Description of Exhibit                 Filed as Exhibit:              File No:
-------       ----------------------                 ----------------               --------
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

10.45**   First Restated and Amended Public          99.1 to Registration            333-03289
          Service Company of New Mexico              Statement No. 333-03289
          Performance Stock Plan.                    filed May 8, 1996.

10.46**   Public Service Company of New Mexico       10.1 to the Company's           1-6986
          Asset Sales Incentive Plan.                Quarterly Report on
                                                     Form 10-Q for the quarter
                                                     ended June 30, 1993.

10.46.1** Amendment No. 1 to the Public Service      10.46.1 to the Company's        1-6986
          Company of New Mexico Asset Sales          Quarterly Report on
          Incentive Plan dated August 1, 1994.       Form 10-Q for the quarter
                                                     ended June 30, 1994.



Exhibit
  No.         Description of Exhibit                 Filed as Exhibit:              File No:
-------       ----------------------                 ----------------               --------


10.47**   Compensation Arrangement with Chief        10.3 to the Company's            1-6986
          Executive Officer.                         Quarterly Report on
                                                     Form 10-Q for the quarter
                                                     ended June 30, 1993.

10.47.1** Pension Service Adjustment Agreement       10.3.1 to the Company's          1-6986
          for Benjamin F. Montoya.                   Quarterly Report on
                                                     Form 10-Q for the quarter
                                                     ended September 30, 1993.

10.47.2** Severance Agreement for Benjamin F.        10.3.2 to the Company's          1-6986
          Montoya.                                   Quarterly Report on
                                                     Form 10-Q for the quarter
                                                     ended September 30, 1993.

10.47.3** Executive Retention Agreement for          10.3.3 to the Company's          1-6986
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
          Company of New Mexico Executive            Quarterly Report on
          Retention Plan.                            Form 10-Q for the quarter
                                                     ended June 30, 1994.

10.53     January 12, 1994 Stipulation.              10.53 to Annual Report of        1-6986
                                                     the Registrant on Form 10-K
                                                     for fiscal year ended
                                                     December 31, 1993.



Exhibit
  No.         Description of Exhibit                 Filed as Exhibit:              File No:
-------       ----------------------                 ----------------               --------

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

10.57      U.S. $100,000,000 Revolving Credit        10.57 to Annual Report of       1-6986
           Agreement  Dated as of December 14,       the  Registrant on Form 10-K
           1993 Among Public  Service  Company of    for fiscal year ended
           New Mexico and certain Banks Herein       December 31, 1993.
           (Banks) and Chemical Bank and Citibank,
           N.A. (Co-Agents).

10.56.1    Amended and Restated Receivables          10.56.1 to the Company's        1-6986
           Purchase Agreement dated May 20, 1996,    Quarterly Report on Form
           between Public Service Company of New     10-Q for the quarter ended
           Mexico, Citibank and Citicorp North       June 30, 1996.
           America, Inc. and Amended Restated
           Collection Agent Agreement dated May
           20, 1996, between Public Service
           Company of New Mexico, Corporate
           Receivables Corporation and Citibank,
           N.A.

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

10.60      Reimbursement Agreement, dated as of      4.5 to Registration             33-65418
           November 1, 1992 between Public Service   Statement No. 33-65418 of
           Company of New Mexico and Canadian        the Company.
           Imperial Bank of Commerce, New York
           Agency.



Exhibit
  No.         Description of Exhibit                 Filed as Exhibit:              File No:
-------       ----------------------                 ----------------               --------


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

10.64*    Results Pay                                10.64 to the Company's          1-6986
                                                     Quarterly Report on  Form
                                                     10-Q for the quarter ended
                                                     March 31, 1995.

10.65     Agreement for Contract Operation and       10.64 to the Company's          1-6986
          Maintenance of the City of Santa Fe        Quarterly Report on Form
          Water Supply Utility System, dated July    10-Q for the quarter ended
          3, 1995.                                   June 30, 1995.

10.66     Stipulation regarding negotiated           10.50 to Annual Report of       1-6986
          agreement with intervenors to settle all   the Registrant on Form 10-K
          outstanding issues regarding recovery of   for fiscal year ended
          payments GCNM made to settle gas           December 31, 1994.
          take-or-pay contracts and pricing disputes.

10.67**   Deferred Compensation Agreement for        10.67 to Annual Report of       1-6986
          Jeffry E. Sterba                           the Registrant on Form 10-K
                                                     for fiscal year ended
                                                     December 31, 1995.



Exhibit
  No.         Description of Exhibit                 Filed as Exhibit:              File No:
-------       ----------------------                 ----------------               --------

10.68    Master Decommissioning Trust                10.68 to the Company's         1-6986
         Agreement  for  Palo  Verde  Nuclear        Quarterly  Report  on Form
         Generating  Station  dated March 15,        10-Q for the quarter  ended
         1996, between Public Service Company        March 31, 1996.
         of New Mexico and Mellon Bank, N.A.

10.69*   Refunding Agreement No. 3 dated as          10.69 to the Company's         1-6986
         of September 27, 1996 between Public        Quarterly Report on Form
         Service Company of New Mexico, The          10-Q for the quarter ended
         Owner Participant named therein,            September 30, 1996.
         State Street Bank and Trust Company,
         as Owner Trustee, The Chase Manhattan,
         Bank, as Indenture Trustee, and First PV
         Funding Corporation.

Additional Exhibits

22       Certain subsidiaries of the registrant.     22 to Annual Report of the     1-6986
                                                     Registrant on Form 10-K for
                                                     fiscal year ended
                                                     December 31, 1992.

99.1     Collateral Trust Indenture dated as of      99.1 to Annual Report of the   1-6986
         December 16, 1985 among First PV            Registrant on Form 10-K for
         Funding Corporation, Public Service         fiscal year ended December
         Company of New Mexico and Chemical          31, 1995.
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

99.1.6   1995 Supplemental Indenture among           99.1.6 to the Company's        1-6986
         First PV Funding Corporation, Public        Quarterly Report  on  Form
         Service Company of New Mexico and           10-Q for the quarter ended
         Chemical Bank, as Trustee dated as of       March 31, 1995.
         February 14, 1995.



Exhibit
  No.         Description of Exhibit                 Filed as Exhibit:              File No:
-------       ----------------------                 ----------------               --------
99.2*    Participation Agreement dated as of         99.2 to Annual Report of the    1-6986
         December 16, 1985, among the Owner          Registrant on Form 10-K for
         Participant named therein, First PV         fiscal year ended December
         Funding Corporation. The First National     31, 1995.
         Bank of Boston, in its individual capacity
         and as Owner Trustee (under a Trust
         Agreement dated as of December 16,
         1985 with the Owner Participant),
         Chemical Bank, in its individual capacity
         and as Indenture Trustee (under a Trust
         Indenture, Mortgage, Security Agreement
         and Assignment of Rents dated as of
         December 16, 1985 with the Owner
         Trustee), and Public Service Company of
         New Mexico, including Appendix A
         definitions together with Amendment No.
         1 dated July 15, 1986 and Amendment
         No. 2 dated November 18, 1986 (refiled).

99.3     Trust Indenture, Mortgage, Security         99.3 to the Company's           1-6986
         Agreement and Assignment of Rents           Quarterly Report on Form
         dated as of December 16, 1985, between      10-Q for the quarter ended
         the First National Bank of Boston, as       March 31, 1996.
         Owner Trustee, and Chemical Bank, as
         Indenture Trustee together with
         Supplemental Indentures Nos. 1 and 2
         (refiled).

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

99.4*    Assignment, Assumption and Further          99.4 to Annual Report of the    1-6986
         Agreement dated as of December 16,          Registration on Form 10-K
         1985, between Public Service Company        for fiscal year ended
         of New Mexico and The First National        December 31, 1995.
         Bank of Boston, as Owner Trustee
         (refiled).




Exhibit
  No.         Description of Exhibit                 Filed as Exhibit:              File No:
-------       ----------------------                 ----------------               --------

99.8     Participation Agreement dated as of         2.1 to the Company's           1-6986
         August 12, 1986, among the Owner            Current Report on Form 8-K
         Participant named therein, First            dated August 18, 1986.
         PV Funding Corporation. The First
         National Bank of Boston, in its
         individual capacity and as Owner
         Trustee (under a Trust Agreement
         dated as of August 12, 1986,
         with the Owner  Participant),
         Chemical  Bank, in its individual
         capacity and as Indenture Trustee
         (under a Trust  Indenture,
         Mortgage, Security Agreement and
         Assignment of Rents dated as of
         August 12, 1986, with the Owner
         Trustee),  and Public  Service
         Company of New Mexico, including
         Appendix A definitions.

99.8.1*  Amendment No. 1 dated as of November        28.8 to the Company's          1-6986
         18, 1986, to Participation Agreement        Current Report on Form 8-K
         dated as of August 12, 1986.                dated November 25, 1986.

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



Exhibit
  No.         Description of Exhibit                 Filed as Exhibit:              File No:
-------       ----------------------                 ----------------               --------


99.11*   Participation Agreement dated as of         2.1 to the Company Current      1-6986
         December 15, 1986, among the Owner          Report on Form 8-K dated
         Participant named therein, First PV         December 17, 1986.
         Funding Corporation, The First
         National Bank of Boston, in its
         individual capacity and as Owner
         Trustee (under a Trust Agreement
         dated as of December 15, 1986, with
         the Owner  Participant), Chemical
         Bank, in its individual capacity
         and as Indenture Trustee (under a
         Trust  Indenture,  Mortgage,
         Security  Agreement and Assignment
         of Rents dated as of December
         15, 1986, with the Owner Trustee),
         and Public Service Company of
         New  Mexico, including Appendix A
         definitions (Unit 1 Transaction).

99.12    Trust Indenture, Mortgage, Security         28.2 to the Company's           1-6986
         Agreement and  Assignment  of Rents         Current  Report on Form 8-K
         dated as of December 15, 1986, between      dated December 17, 1986.
         The First National Bank of Boston, as
         Owner Trustee, and Chemical Bank, as
         Indenture Trustee (Unit 1 Transaction).

99.13    Assignment, Assumption and Further          28.3 to the Company's           1-6986
         Agreement dated as of December 15,          Current Report on Form 8-K
         1986, between Public Service Company of     dated December 17, 1986.
         New Mexico and The First National Bank
         of Boston, as Owner Trustee (Unit 1
         Transaction).



Exhibit
  No.         Description of Exhibit                 Filed as Exhibit:              File No:
-------       ----------------------                 ----------------               --------

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

99.21*   1996 Supplemental Indenture dated as of     99.21 to the Company's          1-6986
         September 27, 1996 to Trust Indenture,      Quarterly Report on Form
         Mortgage, Security Agreement and            10-Q for the quarter ended
         Assignment of Rents dated as of             September 30, 1996.
         December 16, 1985 between State Street
         Bank and Trust Company, as Owner
         Trustee, and The Chase Manhattan Bank,
         as Indenture Trustee


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

         None.

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

                                     PUBLIC SERVICE COMPANY OF NEW MEXICO
                                                (Registrant)

Date: February 18, 1997              By  /s/ B. F. MONTOYA
                                        -------------------------------------
                                                    B. F. Montoya
                                        President and Chief Executive Officer

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


              Signature                                 Capacity                                  Date
              ---------                                 --------                                  ----

/s/ B. F. MONTOYA                             Principal Executive Officer and                 February 18, 1997
------------------------------------------      Director
B. F. MONTOYA
President and Chief Executive Officer

/s/ M. H. MAERKI                              Principal Financial Officer                     February 18, 1997
------------------------------------------
M. H. Maerki
Senior Vice President and
Chief Financial Officer

/s/ D. M. BURNETT                             Principal Accounting Officer                    February 18, 1997
------------------------------------------
D. M. Burnett
Corporate Controller and
Chief Accounting Officer

/s/ J. T. ACKERMAN                            Chairman of the Board                           February 18, 1997
------------------------------------------
J. T. Ackerman

/s/ R. G. ARMSTRONG                           Director                                        February 18, 1997
------------------------------------------
R. G. Armstrong

/s/ J. A. GODWIN                              Director                                        February 18, 1997
------------------------------------------
J. A. Godwin

/s/ L. H. LATTMAN                             Director                                        February 18, 1997
------------------------------------------
L. H. Lattman

/s/ M. LUJAN JR.                              Director                                        February 18, 1997
------------------------------------------
M. Lujan Jr.

/s/ R. U. ORTIZ                               Director                                        February 18, 1997
------------------------------------------
R. U. Ortiz

/s/ R. M. PRICE                               Director                                        February 18, 1997
------------------------------------------
R. M. Price

/s/ P. F. ROTH                                Director                                        February 18, 1997
------------------------------------------
P. F. Roth