Form 10-Q
period 1997-03-31
PUBLIC SERVICE CO OF NEW MEXICO
filed 1997-05-09
CIK 81023

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the period ended       March 31, 1997
                                          -----------------------

                                       OR

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                     to
                                      -----------------    ----------------

                       Commission file number   1-6986
                                              ----------

                    PUBLIC SERVICE COMPANY OF NEW MEXICO
                ---------------------------------------------
            (Exact name of registrant as specified in its charter)

               New Mexico                                   85-0019030
          -------------------                              ------------
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)

                 Alvarado Square, Albuquerque, New Mexico 87158
                 ----------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (505) 241-2700
                              ---------------------
              (Registrant's telephone number, including area code)


        (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock--$5.00 par value                    41,774,083 shares
   -----------------------------              ---------------------------
                 Class                         Outstanding at May 6, 1997

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                                      INDEX



                                                                      Page No.
                                                                      --------
PART I.  FINANCIAL INFORMATION:

        Report of Independent Public Accountants.......................    3

   ITEM 1.  FINANCIAL STATEMENTS

        Consolidated Statements of Earnings--
        Three Months Ended March 31, 1997 and 1996.....................    4

        Consolidated Balance Sheets--
        March 31, 1997 and December 31, 1996...........................    5

        Consolidated Statements of Cash Flows--
        Three Months Ended March 31, 1997 and 1996.....................    6

        Notes to Consolidated Financial Statements.....................    7

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................    8

PART II.  OTHER INFORMATION:

   ITEM 1.  LEGAL PROCEEDINGS..........................................   14

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .......   16

   ITEM 5.  OTHER INFORMATION..........................................   17

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...........................   19

Signature   ...........................................................   21

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Public Service Company of New Mexico:


We have reviewed the accompanying condensed consolidated balance sheet of Public Service Company of New Mexico (a New Mexico corporation) and subsidiaries as of March 31, 1997, and the related condensed consolidated statements of earnings for the three-month periods ended March 31, 1997 and 1996, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Public Service Company of New Mexico and subsidiaries as of December 31, 1996 (not presented herein), and, in our report dated February 13, 1997, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                       ARTHUR ANDERSEN LLP



Albuquerque, New Mexico
May 5, 1997

ITEM 1.  FINANCIAL STATEMENTS

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                         Three Months Ended
                                                              March 31
                                                   ----------------------------
                                                      1997              1996
                                                   -----------      -----------
                                                        (In thousands except
                                                         per share amounts)
Operating revenues:
  Electric                                         $   161,261      $   152,102
  Gas                                                  123,936           89,730
  Energy Services                                       13,625               72
                                                   -----------      -----------
    Total operating revenues                           298,822          241,904
                                                   -----------      -----------

Operating expenses:
  Fuel and purchased power                              47,118           39,725
  Gas purchased for resale                              81,660           46,459
  Gas purchased for resale - energy marketing           13,402               30
  Other operation and maintenance                       76,546           72,900
  Depreciation and amortization                         20,453           20,030
  Taxes, other than income taxes                         9,753            9,230
  Income taxes                                          13,197           15,055
                                                   -----------      -----------
    Total operating expenses                           262,129          203,429
                                                   -----------      -----------
    Operating income                                    36,693           38,475
                                                   -----------      -----------
Other income and deductions, net of taxes                2,437              817
                                                   -----------      -----------
    Income before interest charges                      39,130           39,292
                                                   -----------      -----------

Interest charges:
  Interest on long-term debt                            12,123           12,085
  Other interest charges                                 2,111              759
                                                   -----------      -----------
    Net interest charges                                14,234           12,844
                                                   -----------      -----------
Net earnings                                            24,896           26,448
Preferred stock dividend requirements                      147              147
                                                   -----------      -----------

Net earnings applicable to common stock            $    24,749      $    26,301
                                                   ===========      ===========
Average shares of common stock outstanding              41,774           41,774
                                                   ===========      ===========
Net earnings per share of common stock             $      0.59      $      0.63
                                                   ===========      ===========
Dividends paid per share of common stock           $      0.12      $    -
                                                   ===========      ===========


The accompanying notes are an integral part of these financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                March 31,          December 31,
                                                   1997               1996
                                               ------------        -----------
                                                (Unaudited)
                                                       (In thousands)
ASSETS
Utility plant                                   $ 2,509,996        $ 2,489,921
Accumulated provision for depreciation
  and amortization                                 (956,650)          (937,228)
                                                -----------        -----------
    Net utility plant                             1,553,346          1,552,693
                                                -----------        -----------
Other property and investments                      272,973            254,268
                                                -----------        -----------

Current assets:
  Cash                                                8,082             11,125
  Temporary investments, at cost                     20,454              9,128
  Receivables                                       184,168            197,025
  Income taxes receivable                             4,401             18,825
  Fuel, materials and supplies                       41,994             41,260
  Gas in underground storage                          2,374              2,679
  Other current assets                                8,190              6,632
                                                -----------        -----------
    Total current assets                            269,663            286,674
                                                -----------        -----------
Deferred charges                                    132,909            136,679
                                                -----------        -----------
                                                $ 2,228,891        $ 2,230,314
                                                ===========        ===========

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock equity:
    Common stock                                $   208,870        $   208,870
    Additional paid-in capital                      470,319            470,358
    Excess pension liability, net of tax             (1,840)            (2,102)
    Retained earnings since January 1, 1989          94,833             77,185
                                                -----------        -----------
        Total common stock equity                   772,182            754,311
  Cumulative preferred stock without
    mandatory redemption requirements                12,800             12,800
  Long-term debt, less current maturities           714,326            713,919
                                                -----------        -----------
        Total capitalization                      1,499,308          1,481,030
                                                -----------        -----------

Current liabilities:
  Short-term debt                                   123,000            100,400
  Accounts payable                                   81,500            130,661
  Dividends payable                                   7,248              5,159
  Current maturities of long-term debt               14,970             14,970
  Accrued interest and taxes                         28,097             23,356
  Other current liabilities                          22,292             25,477
                                                -----------        -----------
        Total current liabilities                   277,107            300,023
                                                -----------        -----------
Deferred credits                                    452,476            449,261
                                                -----------        -----------
                                                $ 2,228,891        $ 2,230,314
                                                ===========        ===========

The accompanying notes are an integral part of these financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                           Three Months Ended
                                                                 March 31
                                                           -------------------
                                                             1997        1996
                                                           --------    --------
                                                                (In thousands)
Cash Flows From Operating Activities:
  Net earnings                                             $ 24,896    $ 26,448
  Adjustments to reconcile net earnings to net cash
    flows from operating activities:
      Depreciation and amortization                          23,897      23,954
      Accumulated deferred investment tax credit             (1,119)     (1,166)
      Accumulated deferred income tax                         1,662        (690)
      Changes in certain assets and liabilities:
        Receivables                                          30,872      11,032
        Fuel, materials and supplies                           (430)      4,968
        Deferred charges                                      5,116       1,009
        Accounts payable                                    (49,171)    (22,583)
        Accrued interest and taxes                            4,741       9,323
        Deferred credits                                      2,320      (3,453)
        Other                                                (4,650)     (5,825)
      Other, net                                              2,179       1,197
                                                           ---------  ----------
        Net cash flows from operating activities             40,313      44,214
                                                           ---------  ----------

Cash Flows From Investing Activities:
  Utility plant additions                                   (25,454)    (22,005)
  Increase in nuclear decommissioning trust                 (23,000)         -
  Return of principal PVNGS LOBs                                820          -
  Increase in other property and investments                   (373)     (1,805)
  Increase in temporary investments, net                    (11,326)    (18,092)
                                                           ---------  ----------
        Net cash flows from investing activities            (59,333)    (41,902)
                                                           ---------  ----------

Cash Flows From Financing Activities:
  Bond redemption premium and costs                          (1,474)        (21)
  Repayments of long-term debt                                   -         (105)
  Trust borrowing for nuclear decommissioning                23,000        -
  Repayments of short-term borrowings                          (400)       -
  Dividends paid                                             (5,149)       (153)
                                                           ---------  ----------
        Net cash flows from financing activities             15,977        (279)
                                                           ---------  ----------

Increase (decrease) in cash                                  (3,043)      2,033
Cash at beginning of period                                  11,125       4,228
                                                           ---------  ----------
Cash at end of period                                         8,082   $   6,261
                                                           =========  ==========

Supplemental Cash Flow Disclosures:
  Interest paid                                            $ 13,971   $  17,502
                                                           =========  ==========
  Income taxes paid, net                                   $      -   $   4,000
                                                           =========  ==========


The accompanying notes are an integral part of these financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)    General Accounting Policy

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the consolidated financial statements. The significant accounting policies followed by Public Service Company of New Mexico (the "Company") are set forth in note
(1) of notes to the Company's consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K") filed with the Securities and Exchange Commission ("SEC").

(2)     Nuclear Decommissioning Costs

The Company's share of the Palo Verde Nuclear Generating Station ("PVNGS") decommissioning costs will be approximately $147.5 million in 1995 dollars. The Company makes regular payments under agreements approved by the New Mexico Public Utility Commission ("NMPUC") to external tax qualified and non-qualified trusts over the estimated useful life of each unit. A portion of the non-qualified trust funds are invested in life insurance policies. The remaining trust funds are invested primarily in equities, a municipal bond fund and a money market fund. Decommissioning costs are charged to expense over the license term and decommissioning costs for Units 1 and 2 are currently recovered in rates. As of March 31, 1997, the nuclear decommissioning trusts had net assets of $25.6 million.

(3)     Refinancing

On February 21, 1997, the Company completed the refinancing of $190 million of pollution control revenue bonds issued by the City of Farmington, all maturing in April 2022. The $60 million 1978 Series A Pollution Control Revenue Bonds and the $40 million 1979 Series A Pollution Control Revenue Bonds were refinanced as variable rate bonds (Pollution Control Revenue Refunding Bonds, $40 million 1997 Series A, $37 million 1997 Series B and $23 million 1997 Series C). The initial variable rates were 3.35% for $40 million 1997 Series A and $37 million 1997 Series B, and 3.30% for $23 million 1997 Series C. The remaining $90 million 1979 Series A Pollution Control Revenue Bonds were refinanced with a fixed rate of 6.375% (Pollution Control Revenue Refunding Bonds, 1997 Series D).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's 1996 Form 10-K PART II, ITEM 7. -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" discussed management's assessment of the Company's financial condition, results of operations and other issues facing the Company. The following discussion and analysis by management focuses on those factors that had a material effect on the Company's financial condition and results of operations during the first quarter of 1997 and 1996. It should be read in conjunction with the Company's consolidated financial statements. Trends and contingencies of a material nature are discussed to the extent known and considered relevant.

                         LIQUIDITY AND CAPITAL RESOURCES

The capital requirements for 1997 including a retrofit environmental project at the San Juan Generating Station, purchases of PVNGS Lease Obligation Bonds ("LOBs") and cash dividend requirements for both common and preferred stock are expected to be $214.4 million. The Company spent approximately $30.5 million for its utility construction expenditures and dividend requirements during the first quarter of 1997 and anticipates spending approximately $184 million during the remainder of 1997. The Company expects that such cash requirements can be met primarily through internally generated cash. However, to cover the differences in the amounts and timing of cash generation and cash requirements, the Company intends to utilize short-term borrowings under its liquidity arrangements. At March 31, 1997, the Company had $100 million of short-term borrowings against its liquidity arrangements and had $111 million in unused liquidity capacity. Included in this capacity were $100 million under a secured revolving credit facility ("Facility") and $11 million under local lines of credit. The Facility will expire in June 1998 and the Company expects to renew the Facility before its expiration date.

On February 21, 1997, the Company completed the refinancing of $190 million of pollution control revenue bonds issued by the City of Farmington, all maturing in April 2022 (see Note 3 of Notes to Financial Statements).

As of March 31, 1997, the Company had  approximately  $20.5 million in temporary
investments.   The  Company  continues  to  evaluate  its  investment  and  debt retirement options to optimize its financing strategy and earnings potential.

Dividends

On March 12, 1997, the Company's board of directors ("Board") declared a quarterly cash dividend of 17 cents per common share, payable May 23, 1997, to the common stockholders of record as of May 12, 1996. This is an increase of 5 cents per share above the dividend paid in the prior quarter and represents the first increase since the reinstatement of the common stock dividend a year ago. The Company's Board reviews the Company's dividend policy on a continuing basis. The declaration of common dividends is dependent upon a number of factors including earnings and financial condition of the Company and market conditions.

                              RESULTS OF OPERATIONS

Net earnings applicable to common stock decreased $1.6 million ($.04 per share) for the quarter ended March 31, 1997, from the corresponding period last year.

The following discussion highlights significant items which affected the results of operations for the quarter ended March 31, 1997 and 1996.

Electric gross margin (electric operating revenues less fuel and purchased power expense) for the current quarter increased $1.8 million from a year ago due to increased off-system sales. Higher gas prices on the West Coast and transmission limitations from the Northwest to the California-Arizona market contributed to the increase in off-system sales.

Gas gross margin (gas operating revenues less gas purchased for resale) for the current quarter decreased $1.0 million from the previous year due to lower off-system sales. Off-system sales margin decreased by $2.0 million from the corresponding period a year ago because of lower price differentials between market hubs.

Other operation and maintenance expenses increased $3.6 million for the quarter over the same period last year. An adjustment of $3.4 million had reduced retirees' health care costs in 1996. In 1997, compensation expense recorded for the exercise of employee stock options (one-time item) increased administrative and general labor expense by $3.8 million. That increase was offset by lower electric production expense of $3.4 million as a result of reduced scheduled maintenance outages in the current quarter.

Other income and deductions, net of taxes, for the quarter ended March 31, 1997 increased $1.6 million from the corresponding period a year ago due to increased interest income resulting from the purchase of $200 million of LOBs in October of 1996.

Net interest charges increased $1.4 million for the quarter ended March 31, 1997 from the corresponding period a year ago as a result of increased short-term borrowings related to the purchase of the $200 million of LOBs.

                         OTHER ISSUES FACING THE COMPANY

Gas Rate Case

As previously reported, on February 13, 1997, the NMPUC issued a final order in the gas rate case, ordering a rate decrease of approximately $6.9 million. In the order, the NMPUC disallowed, among other things, the recovery of certain regulatory assets. The Company had requested a $13.3 million increase in its retail natural gas sales and transportation rates. The Company strongly disagrees with the NMPUC's final order and has appealed it to the New Mexico Supreme Court. (See PART II, ITEM 7. -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- OTHER ISSUES FACING THE COMPANY -- GAS RATE CASE" in the 1996 Form 10-K.)

The New Mexico Attorney General ("AG") filed a notice of appeal of the gas rate case on March 17, 1997. On March 21, 1997, the Company filed a docketing statement on the appeal of the $6.9 million gas rate reduction order. This is the second step in the appeal process following the filing of the appeal in February 1997. The docketing statement identifies all of the errors in the final order that the Company may raise in its appeal, which include, among other things, (i) disallowance of loss on reacquired debt and reservation fees, (ii) transportation discount amounts, (iii) a reliability cost surcharge on sales and transportation customers, (iv) cost of capital issues, (v) the NMPUC's refusal to hear a proposed settlement of the case stipulated among the interested parties and (vi) the cumulative error of the order. The AG also filed a docketing statement on April 16, 1997, challenging the NMPUC's rate design and refusal to implement the reliability cost surcharge on sales and transportation customers. The appeal will continue with the filing of briefs-in-chief by the Company and the AG on June 11, 1997, response briefs by participants in the case on August 29, 1997, reply briefs by all participants on September 22, 1997, and oral argument before the Supreme Court at an as-yet unspecified date. The Company is unable to predict the date that the Supreme Court will subsequently issue its decision. While the appeal is pending, the NMPUC's final order remains in effect.

NMPUC Order on the Cost of Gas Case

As previously reported, the NMPUC issued a final order in this case on February 13, 1997. In the order, the NMPUC imposed, but suspended, a fine of $2.2 million to the Company due to an allegedly incorrect cost factor (too low) that was filed in November 1996. In addition, the NMPUC disallowed collection of $1.6 million of gas costs and ordered an independent audit to be conducted to review the Company's gas cost factor calculations for the period of December 1995 through January 1997. In the order, the NMPUC accused the Company of intentionally filing an inaccurate factor to avoid a hearing, thus impairing the NMPUC's ability to investigate rising gas prices. The NMPUC also ordered the docketing of two new investigations. The first, which required a Company filing by March 15, 1997, will investigate whether the Company should exit the merchant function. The merchant function refers to the Company's purchase and sale of natural gas for its sales customers. The second will investigate the prudence of the Company's portfolio strategies and purchase practices. In addition, the NMPUC ordered the Company to file a new gas rate case by August 1, 1997, and also ordered the Company to file an electric retail rate case by May 1, 1997. The Company strongly disagrees with the NMPUC's final order. (See PART II, ITEM
7. -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- OTHER ISSUES FACING THE COMPANY -- NMPUC ORDER -- THE COMPANY'S JANUARY 1997 PGAC FACTOR VARIANCE REQUEST; ORDER TO FILE NEW RETAIL ELECTRIC AND GAS RATE CASES" in the 1996 Form 10-K.)

On March 5, 1997, the NMPUC, noting that the Company had by letter indicated that it might request a rehearing, entered, on its own motion, an order reopening the proceeding to, among other things, take additional testimony regarding the allegedly incorrect gas cost factor. The reopening order specifically left all of the findings and conclusions in the February 13 order in place, but ruled that the February 13 order was now an interim order and established a procedural schedule for the Company to present additional testimony and for additional hearings. On March 14, 1997, the Company filed a motion for rehearing of the reopening order asking the NMPUC to withdraw the February 13 order and enter a new final order.

On April 2, 1997, the NMPUC issued an order, partially granting the Company's rehearing motion and agreeing to withdraw and vacate portions of the February 13 order. In the April 2 order, the NMPUC (1) withdrew the finding that, because the veracity of the Company's filings have been brought into question, rate cases for both gas and electric operations were necessary, (2) withdrew the requirement that the Company must pay for an independent audit of its gas cost filings, (3) suspended the imposition of the $2.2 million civil penalty and the order prohibiting the Company from recovering $1.6 million in gas costs incurred in December 1996, and (4) reaffirmed the March 5 order reopening the proceeding for additional testimony. That testimony from the Company is due on May 19, 1997, and further hearings are scheduled for June 23, 1997. The Board has established an ad hoc committee of outside directors to investigate the assertions of misconduct made by the NMPUC in its February 13 order. The committee has retained independent counsel to assist in the investigation. The investigation is expected to be completed by the time Company testimony is due.

In the April 2 order, the NMPUC further found that, because of the rapid changes occurring in the electric industry, all major electricity suppliers, within the jurisdiction of the NMPUC, which have not adopted a plan to provide retail open access must make a general rate case filing with the NMPUC. The April 2 order additionally requires the electric operations to make a general rate case filing by June 2, 1997. The status of the electric rate case filing requirement is discussed below.

Filings Relating to Electric Rate Case and Electric Industry Restructuring

On April 24, 1997, the Company filed related motions in two separate cases before the NMPUC: Case No. 2681, the NMPUC's Notice of Inquiry into electric industry restructuring and Case No. 2761, the Company's electric rate case filing ordered by the NMPUC. The Company proposes that the NMPUC reconvene the Case No. 2681 proceedings in an attempt to arrive at consensus legislation to present to the 1998 session of the New Mexico Legislature. In its filing, the Company offers to pay for an expert facilitator or mediator selected by the NMPUC to drive the process towards consensus. However, the Company's proposal is conditioned on the NMPUC granting the motion in Case No. 2761 to stay all proceedings and vacate the existing requirements to file a rate case by June 2, 1997, together with unbundled tariffs. The Company contends that all interested parties should focus their efforts on reaching consensus on industry restructuring for the 1998 legislative session and points out that the NMPUC will be replaced by the Public Regulation Commission ("PRC") on January 1, 1999. The Company also contends that the NMPUC's order requiring the rate case is for the unlawful purpose of forcing retail competition since the NMPUC lacks such authority, and that the Company's due process rights are violated by the requirement to file a rate case in the time frame specified and because the lack of a retail competition market structure makes it impossible to properly design unbundled tariffs. The Company stated that it was prepared to litigate the matter if its proposal to settle differences is not adopted by May 5, 1997 unless the NMPUC grants an initial extension to file the rate case to June 30 to allow more time to consider the proposal. On April 28, 1997, the NMPUC issued an order scheduling a hearing in Case No. 2681. The order stated that the NMPUC should not rule on the two motions until it has a complete understanding of the Company's proposal in both motions and, more importantly, the opportunity to assess the likelihood that the collaborative efforts proposed by the Company will succeed.

On May 6, 1997, the NMPUC issued an order, accepting the Company's proposal on the collaborative efforts intended to introduce competition into the state's retail electric power market. In the order, the NMPUC agreed to the Company's proposal for a series of meetings including all interested parties to draft legislation for consideration by the New Mexico Legislature in 1998. The NMPUC suspended its earlier order requiring the Company to file an electric rate case in June 1997 to facilitate the collaborative process. However, the NMPUC indicated that it will order the Company to file an electric rate case by September 1, 1997, if the parties in the negotiation fail to reach consensus on an industry restructuring plan by August 1, 1997. If the collaborative process terminates without consensus prior to August 1, the NMPUC will require the Company to file an electric rate case no later than thirty days after issuance of an order finding that the process has been terminated. The participants in the collaborative process must file a plan outlining the process and establishing the filing date for their restructuring proposals with the NMPUC. In the order, the NMPUC also outlined three subjects which must be addressed in the collaborative efforts, including (i) financial and economic issues, (ii) consumer protection and environmental issues and (iii) timing of the transition to a competitive market.

Filing Relating to Termination of Gas Merchant Function

As noted above, included in the February 13 order in the cost of gas case, the NMPUC ordered the Company to make a separate filing addressing the terms and conditions under which the Company would consider exiting the merchant function and to identify any compelling issues that should be brought to the attention of the NMPUC relating to exiting the merchant function. Since the cost of gas is passed through to customers, the Company does not make a profit or loss on this service.

On March 31, 1997, the Company filed its response in NMPUC Case No. 2760. In the filing, the Company asserted that all customers should have the option to choose their natural gas supplier, advocating that, ultimately, customer choice should dictate whether the Company's gas operation retains its merchant function. Currently, all customers may choose to become transportation customers on the Company's distribution system, but nearly all residential and most small commercial customers receive bundled sales service. The Company also outlined in the filing that, in addition to continuing to provide customers with information on their current options, it will conduct a customer survey to determine their awareness of the choices and preferences of services provided by the Company and other suppliers. As stated in the filing, the Company is currently planning to file by May 16, 1997 a proposal with the NMPUC, outlining immediate measures to facilitate the choice of transportation service by small commercial and residential customers to be in place by next winter. By June 1, 1997, the Company will also form a working group, consisting of customers, regulators, the AG staff, the Company and gas marketers, to determine what is needed to increase competition and more fully develop supplier choice for sales customers. In addition, the Company apprised the NMPUC of its intent to file for approval of a defined target purchased gas adjustment clause (similar to an incentive mechanism) by September 1, 1997, to be in effect by the winter of 1998/1999.

Investigation of Gas Supply Procurement Practices

As noted above, included in the February 13 order in the cost of gas case, the NMPUC established a docket in NMPUC Case No. 2759 to review the gas procurement practices and policies of the Company's gas operations. On April 14, 1997, the Company filed testimony supporting the prudence of its practices and policies. The Company asserted that its procurement practices and policies were conducted in accordance with the rules and regulations of the NMPUC and industry standards, and all gas costs billed to customers were prudently incurred. Hearings on the review are currently scheduled to commence on May 27, 1997.

Chihuahua, Mexico Project

As previously reported, in January 1997, the Company had submitted a joint bid to develop, design, construct, manage and operate natural gas distribution systems in the cities of Chihuahua and Cuauhtemoc-Anahuac and Delicias in the State of Chihuahua, Mexico. (See PART II, ITEM 7, -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- OVERVIEW -- Competitive Strategy" in the 1996 Form 10-K.) In January 1997, the Mexican authority determined that the Company's joint bid did not pass the technical review and awarded the project to another company. The Company continues to explore and identify opportunities to provide energy and utility related services and pursue new business opportunities in Mexico.

Update Regarding 1997 State Legislative Session Activities Affecting the Electric Utility Industry in New Mexico

The 1997 New Mexico legislative session adjourned on March 22, 1997. Two retail wheeling bills were introduced but both died on adjournment after being tabled in the first committee.

Two joint memorials passed both chambers. One continues an interim committee study of industry restructuring. The second directs a study on the tax impact on any restructuring and alternative tax structures to preserve the state and local revenue base. Gubernatorial action is not required.

A bill to create an interim committee to study transition to the new PRC which will become effective January 1, 1999, passed but was vetoed by the Governor. The Legislative Council can establish such a committee on its own or add those duties to an existing interim committee. A bill that sets forth the five districts for the new PRC commissioners was passed and signed into law by the Governor. It is likely that legislation empowering the PRC will be discussed in an interim committee and will be enacted during the 30-day 1998 session.

The Governor signed a bill authorizing the City of Las Cruces to condemn the utility system owned by El Paso Electric Company that serves Las Cruces, New Mexico; however, the new law is limited only to the City of Las Cruces.

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

New Mexico Industrial Energy Consumers ("NMIEC")

On April 22, 1997, NMIEC filed a petition for declaratory order with NMPUC. In its petition, NMIEC states that the Company has interrupted service to NMIEC members taking service under the Experimental Incremental Interruptible Power Rate ("EIIPR") during off-peak periods and such interruptions violate the terms of the EIIPR. The interruptions resulted from a scheduled maintenance for the Company's 345 Kv line connected to the Four Corners Generating Station. NMIEC alleges that its members have suffered economic harm from losses in production due to such interruptions. The petition requests, among other things, (i) clarification over the EIIPR to determine that EIIPR customers are entitled to be treated the same as all other customers with similar consumption when system emergency curtailments occur during the off-peak hours; (ii) determination that the Company's practice of interrupting EIIPR customers during off-peak hours is discriminatory; and (iii) the Company to discontinue such practice of interrupting EIIPR customers. The Company is currently investigating the complaint filed by NMIEC.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Federal Deposit Insurance Corporation ("FDIC") Litigation, formerly Resolution Trust Corporation ("RTC") Litigation ("MDL-995")

As previously reported, in April 1993, the Company and certain current and former employees of the Company or Meadows Resources, Inc., a wholly-owned subsidiary of the Company ("Meadows") ("BCD parties"), were named as defendants in an action filed in the United States District Court for the District of Arizona by the RTC, as receiver for Western Savings and Loan Association ("Western"). Three of the individuals sued by the RTC have indemnity agreements with the Company. The claims related to alleged actions of the Company's or
Meadows' employees in 1987 in connection with a loan procured by Bellamah Community Development ("BCD"), whose general partners include Meadows, from Western and the purchase by that partnership of property owned by Western. The FDIC (the FDIC was substituted for the RTC as plaintiff in MDL-995 in early
1996) apparently claims that the Company's liability stems from the actions of a former employee who allegedly acted on behalf of the Company for the Company's benefit. The FDIC is claiming in excess of $40 million in actual damages from the BCD/Western transactions and is also claiming damages substantially exceeding that amount on Arizona racketeering, civil conspiracy and aiding and abetting theories. These allegations involve claims against the Company for damages to Western caused by other defendants and from other transactions to which BCD was not a party. The Company is sued only on the Arizona racketeering claims. The FDIC claims that damages under the Arizona racketeering statute would be trebled under applicable law. The prevailing parties on the Arizona racketeering claims could seek fees and costs from the parties who do not prevail.

In April 1996, representatives of the BCD parties and the FDIC met with a mediator to continue settlement discussions. The mediation session resulted in an agreement to settle the case for approximately $5.8 million, approximately $3.1 million of which would be paid by the Company and the remainder to be paid by insurance covering the BCD parties. (See PART I, ITEM 3. -- "LEGAL PROCEEDINGS -- OTHER PROCEEDINGS" in the 1996 Form 10-K.)

Settlement documents are still being prepared. Delays have occurred due in part to reassignment of attorneys for the FDIC but submission for court approval appears imminent. After consideration of established reserves, the Company believes that there will be no material adverse effect on the Company's financial condition or results of operations. The Company continues to believe that all of the claims made by the FDIC in this case are without merit but, for business reasons, believes that the settlement is in the best interest of the Company.

PVNGS Property Taxes

As previously reported, in April 1996, the PVNGS participants and Arizona Department of Revenue reached an agreement to settle the litigation which was pursued by the PVNGS participants, claiming that portions of the new tax law enacted in 1990 are unconstitutional. The Arizona Court of Appeals ruled in favor of the participants in 1995. As a result, in July 1996, a $200 million property tax reduction was enacted which codifies the terms of the settlement. (See PART I, ITEM 3. -- "LEGAL PROCEEDINGS -- PVNGS PROPERTY TAXES" in the 1996 Form 10-K.) On February 11, 1997, the parties to this action signed the final documents, resulting in a reduction to the Company's Arizona property taxes by approximately $4.0 million annually beginning in 1996 and extending at least three years, barring any subsequent changes in the applicable tax laws. Pursuant to the settlement, the Company is required to relinquish its claims for relief with respect to prior years, and the defendants will not challenge the Court of Appeals' decision concerning prospective relief for tax years after 1995.

For a discussion of other legal proceedings, see PART 1, ITEM 2. -- "MANAGEMENT DISCUSSION -- OTHER ISSUES -- Gas Rate Case and Filings Relating to Electric Rate Case and Electric Industry Restructuring".

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Annual Meeting

At the meeting of shareholders held on April 29, 1997, the shareholders reelected the following three nominees to serve as directors until the annual meeting of shareholders in 2000, or until their successors are duly elected and qualified, as follows:

                                          Votes
                                         Against                      Broker
       Director           Votes For     or Withheld    Abstentions    Non-Votes
       --------           ---------     -----------    -----------    ---------

 Robert G. Armstrong     36,963,927      449,567           *             *

 Reynaldo U. Oritz       36,941,448      472,046           *             *

 Paul F. Roth            36,928,722      484,772           *             *


As reported in the Definitive 14A Proxy Statement filed March 24, 1997, the name of each other director whose term of office as a director continued after the meeting is as follows:

   John T. Ackerman
   Joyce A. Godwin
   Manuel Lujan, Jr.
   Laurence H. Lattman
   Benjamin F. Montoya
   Robert M. Price

The approval of the selection by the Company's Board of Arthur Andersen LLP as independent auditors for the fiscal year ending December 31, 1997, was voted on, as follows:


                          Votes
                         Against                             Broker
   Votes for           or Withheld        Abstentions       Non-Votes
   ---------           -----------        -----------       ---------

   37,223,423             61,105            128,966             *


*Not applicable or not readily available.

ITEM 5.  OTHER INFORMATION

Independent System Operator ("ISO")

On March 14, 1997, the Company entered into a Memorandum of Understanding with other transmission service providers to investigate the feasibility and benefits of forming an ISO in the Southwest. Entities participating in the investigation process include the Company, Arizona Electric Power Cooperative, Arizona Public Power Company ("APS"), El Paso Electric Company, Nevada Power Company, Plains Electric Generation & Transmission Cooperative, Salt River Project, Texas-New Mexico Power Company, Tucson Electric Power Company and the Desert Southwest Region of the Western Area Power Administration. Federal Energy Regulatory Commission Order 888, issued in 1996, encourages utilities to investigate the formation of such ISOs and provides criteria under which the formation, operation and governance of ISOs would be reviewed.

The proposed ISO, named the Desert Southwest Transmission and Reliability Operator ("Desert STAR"), would be empowered to serve as a transmission security monitor, handle transmission service reservations, transmission service scheduling and accounting, manage relief of congestion of the transmission grid, procure ancillary services required for transmission system operation and operate a grid-wide Open Access Same-time Information System. Desert STAR would be governed by an independent board representing all industry customer sectors.

The feasibility study group has held five public forums to receive input from interested entities regarding the formation of an ISO. The participants expect that a six month investigation would result in a completed feasibility study for Desert STAR. Implementation of the feasibility study would require various regulatory approvals at both the state and Federal level. The Company is currently unable to predict the timing of the formation or the ultimate outcome of the proposed ISO.

Four Corners Generating Station ("Four Corners")

Four Corners is located on land held under easements from the Federal government and also under leases from the Navajo Nation. APS is the operating agent of the plant and the Company owns a 13% ownership interest in Units 4 and 5. The lease for Four Corners contains a waiver until 2001 of the requirement that APS pay certain taxes to the Navajo Nation. APS and the Navajo Nation are currently attempting to negotiate an agreement that would settle certain issues regarding this waiver and other matters, including the computation of royalties due on the sales of coal and possessory interest taxes paid by the Four Corners coal supplier. The Company is currently unable to predict the outcome of this matter.

Person Station

The Company, in compliance with the New Mexico Environment Department's ("NMED") Corrective Action Directive, determined that groundwater contamination exists in the deep and shallow water aquifers at its retired fossil-fueled generating station. The Company is required to delineate the extent of the contamination and remediate the contaminants in the groundwater. The extent of the contaminant plume in the deep water aquifer was assessed and results were reported to the NMED. The Company estimated approximately $10.9 million to complete the groundwater remediation program at Person Station. (See PART II, ITEM 7. -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- OTHER ISSUES FACING THE COMPANY -- ENVIRONMENTAL ISSUES -- Electric Operations -- Person Station" in the 1996 Form 10-K.)

Based on currently available information, the Company's revised estimate for completion of the groundwater remediation program is approximately $6.3 million, a reduction of $4.6 million from the previously reported estimate. As required by regulation, the Company maintains a post-closure trust fund with a trustee to demonstrate financial assurance for post closure activities. The current balance of the trust fund is approximately $6.8 million. The remediation program continues on schedule.

Organizational Change

Effective March 11, 1997, the Company's Board elected Mr. Jeff Sterba as Executive Vice President and Chief Operating Officer, reporting directly to the President and Chief Executive Officer. Mr. Sterba will focus his attention on the operational side of the Company, overseeing the electric, gas, energy and bulk power services business units. This change will enable the Company's President to focus on industry restructuring and building better relationships with regulatory and legislative leaders and customers to be a successful competitor in the new energy marketplace.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits:

     10.71** Reimbursement Agreement, dated as of February 1, 1997, between Public Service Company of New Mexico and the Bank named therein.

     15.0       Letter Re: Unaudited Interim Financial Information

     27         Financial Data Schedule

     99.8 Participation Agreement dated as of August 12, 1986, among the Owner Participant named therein, First PV Funding Corporation, The First National Bank of Boston, in its individual capacity and as Owner Trustee (under a Trust Agreement dated as of August 12, 1986, with the Owner Participant), Chemical Bank, in its individual capacity and as Indenture Trustee (under a Trust Indenture, Mortgage, Security Agreement and Assignment of Rents dated as of August 12, 1986, with the Owner Trustee), and Public Service Company of New Mexico, including Appendix A definitions (refiled).

     99.8.1*    Amendment No. 1 dated as of November 18, 1986, to
                Participation Agreement dated as of August 12, 1986 (refiled).

     99.10* Assignment, Assumption, and Further Agreement dated as of August 12, 1986, between Public Service Company of New Mexico and The First National Bank of Boston, as Owner Trustee (refiled).

     99.11* Participation Agreement dated as of December 15, 1986, among the Owner Participant named therein, First PV Funding Corporation, The First National Bank of Boston, in its individual capacity and as Owner Trustee (under a Trust Agreement dated as of December 15, 1986, with the Owner Participant), Chemical Bank, in its individual capacity and as Indenture Trustee (under a Trust Indenture, Mortgage, Security Agreement and Assignment of Rents dated as of
                December  15,  1986,  with the Owner  Trustee),  and  Public
                Service Company of New Mexico, including Appendix A definitions (Unit 1 Transaction) (refiled).

     99.12 Trust Indenture, Mortgage, Security Agreement and Assignment of Rents dated as of December 15, 1986, between The First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Indenture Trustee (Unit 1 Transaction) (refiled).

a.   Exhibits (continued)

     99.13 Assignment, Assumption, and Further Agreement dated as of December 15, 1986, between Public Service Company of New Mexico and The First National Bank of Boston, as Owner Trustee (Unit 1 Transaction) (refiled).

     99.14 Participation Agreement dated as of December 15, 1986, among the Owner Participant named therein, First PV Funding Corporation, The First National Bank of Boston, in its individual capacity and as Owner Trustee (under a Trust Agreement dated as of December 15, 1986, with the Owner Participant), Chemical Bank, in its individual capacity and as Indenture Trustee (under a Trust Indenture, Mortgage, Security Agreement and Assignment of Rents dated as of
                December  15,  1986,  with the Owner  Trustee),  and  Public
                Service Company of New Mexico, including Appendix A definitions (Unit 2 Transaction) (refiled).

     99.16 Assignment, Assumption, and Further Agreement dated as of December 15, 1986, between Public Service Company of New Mexico and The First National Bank of Boston, as Owner Trustee (Unit 2 Transaction) (refiled).


    *One or more additional documents, substantially identical in all material respects to this exhibit, have been entered into, relating to one or more additional sale and leaseback transactions. Although such additional documents may differ in other respects (such as dollar amounts and percentages), there are no material details in which such additional documents differ from this exhibit.

  **Two additional documents, substantially identical in all material respects to this exhibit, have been entered into, relating to two additional letters of credit supporting pollution control revenue refunding bonds. Although such additional documents may differ in other respects (such as dollar amounts and percentages), there are no material details in which such additional documents differ from this exhibit.

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

                             PUBLIC SERVICE COMPANY OF NEW MEXICO
                             ------------------------------------
                                         (Registrant)



Date:  May 8, 1997                  /s/ Donna M. Burnett
                             ------------------------------------
                                      Donna M. Burnett
                                 Corporate Controller and
                                 Chief Accounting Officer
                               (Officer duly authorized to
                                    sign this report)