Form 10-Q
period 1997-06-30
PUBLIC SERVICE CO OF NEW MEXICO
filed 1997-08-01
CIK 81023

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the period ended       June 30, 1997
                                          -----------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock--$5.00 par value                    41,774,083 shares
   -----------------------------              ----------------------------
                 Class                        Outstanding at July 31, 1997

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                                      INDEX



                                                                       Page No.
PART I.  FINANCIAL INFORMATION:

        Report of Independent Public Accountants.......................   3

   ITEM 1.  FINANCIAL STATEMENTS

        Consolidated Statements of Earnings--
        Three Months and Six Months Ended June 30, 1997 and 1996.......   4

        Consolidated Balance Sheets--
        June 30, 1997 and December 31, 1996............................   5

        Consolidated Statements of Cash Flows--
        Six Months Ended June 30, 1997 and 1996........................   6

        Notes to Consolidated Financial Statements.....................   7

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................   8

PART II.  OTHER INFORMATION:

   ITEM 1.  LEGAL PROCEEDINGS..........................................  15

   ITEM 5.  OTHER INFORMATION..........................................  16

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...........................  18

Signature   ...........................................................  19

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Public Service Company of New Mexico:


We have reviewed the accompanying condensed consolidated balance sheet of Public Service Company of New Mexico (a New Mexico corporation) and subsidiaries as of June 30, 1997, and the related condensed consolidated statements of earnings for the three-month and six-month periods ended June 30, 1997 and 1996, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the company's management.

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



Albuquerque, New Mexico
July 31, 1997

ITEM 1.  FINANCIAL STATEMENTS

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                     Three Months Ended         Six Months Ended
                                                          June 30                    June 30
                                                   ----------------------    -----------------------
                                                     1997         1996          1997         1996
                                                   ---------   ----------    ---------    ----------
                                                        (In thousands except per share amounts)
Operating revenues:
  Electric                                         $ 166,390    $ 154,438    $ 327,651    $ 306,540
  Gas                                                 53,138       43,093      177,074      132,823
  Energy Services                                     19,214           66       32,839          138
                                                   ----------   ----------   ----------   ----------
    Total operating revenues                         238,742      197,597      537,564      439,501
                                                   ----------   ----------   ----------   ----------

Operating expenses:
  Fuel and purchased power                            52,337       40,848       99,455       80,573
  Gas purchased for resale                            27,386       19,197      109,046       65,656
  Gas purchased for resale - energy marketing         20,093           17       33,495           47
  Other operation and maintenance                     78,120       78,582      154,666      151,482
  Depreciation and amortization                       20,484       18,555       40,937       38,585
  Taxes, other than income taxes                       8,536        8,598       18,289       17,828
  Income taxes                                         5,792        6,454       18,989       21,509
                                                   ----------   ----------   ----------   ----------
    Total operating expenses                         212,748      172,251      474,877      375,680
                                                   ----------   ----------   ----------   ----------
    Operating income                                  25,994       25,346       62,687       63,821
                                                   ----------   ----------   ----------   ----------

Other income and deductions, net of taxes              4,680        1,036        7,117        1,853
                                                   ----------   ----------   ----------   ----------
    Income before interest charges                    30,674       26,382       69,804       65,674
                                                   ----------   ----------   ----------   ----------

Interest charges:
  Interest on long-term debt                          11,561       12,118       23,684       24,203
  Other interest charges                               3,546          722        5,657        1,481
                                                   ----------   ----------   ----------   ----------
    Net interest charges                              15,107       12,840       29,341       25,684
                                                   ----------   ----------   ----------   ----------

Net earnings                                          15,567       13,542       40,463       39,990
Preferred stock dividend requirements                    146          146          293          293
                                                   ----------   ----------   ----------   ----------

Net earnings applicable to common stock            $  15,421    $  13,396    $  40,170    $  39,697
                                                   ==========   ==========   ==========   ==========

Average shares of common stock outstanding            41,774       41,774       41,774       41,774
                                                   ==========   ==========   ==========   ==========

Net earnings per share of common stock             $    0.37    $    0.32    $    0.96    $    0.95
                                                   ==========   ==========   ==========   ==========

Dividends paid per share of common stock           $    0.17    $    0.12    $    0.29    $    0.12
                                                   ==========   ==========   ==========   ==========



The accompanying notes are an integral part of these financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                      June 30,    December 31,
                                                        1997         1996
                                                     ----------   -----------
                                                     (Unaudited)
                                                          (In thousands)
ASSETS
Utility plant                                        $2,533,991    $2,489,921
Accumulated provision for depreciation
  and amortization                                     (976,535)     (937,228)
                                                     -----------   -----------
      Net utility plant                               1,557,456     1,552,693
                                                     -----------   -----------
Other property and investments                          274,208       254,268
                                                     -----------   -----------

Current assets:
    Cash                                                  3,526        11,125
    Temporary investments, at cost                       22,550         9,128
    Receivables                                         163,655       197,025
    Income taxes receivable                               5,939        18,825
    Fuel, materials and supplies                         42,655        41,260
    Gas in underground storage                            6,075         2,679
    Other current assets                                  8,346         6,632
                                                     -----------   -----------
      Total current assets                              252,746       286,674
                                                     -----------   -----------
Deferred charges                                        140,475       136,679
                                                     -----------   -----------
                                                     $2,224,885    $2,230,314
                                                     ===========   ===========

CAPITALIZATION AND LIABILITIES
Capitalization:
    Common stock equity:
       Common stock                                  $  208,870    $  208,870
       Additional paid-in capital                       470,271       470,358
       Excess pension liability, net of tax              (1,840)       (2,102)
       Retained earnings since January 1, 1989          103,152        77,185
                                                     -----------   -----------
          Total common stock equity                     780,453       754,311
    Cumulative preferred stock without mandatory
      redemption requirements                            12,800        12,800
    Long-term debt, less current maturities             714,183       713,919
                                                     -----------   -----------
          Total capitalization                        1,507,436     1,481,030
                                                     -----------   -----------

Current liabilities:
    Short-term debt                                     103,000       100,400
    Accounts payable                                    106,993       130,661
    Dividends payable                                     7,248         5,159
    Current maturities of long-term debt                    340        14,970
    Accrued interest and taxes                           21,961        23,356
    Other current liabilities                            25,578        25,477
                                                     -----------   -----------
          Total current liabilities                     265,120       300,023
                                                     -----------   -----------
Deferred credits                                        452,329       449,261
                                                     -----------   -----------
                                                     $2,224,885    $2,230,314
                                                     ===========   ===========


The accompanying notes are an integral part of these financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                           Six Months Ended
                                                               June 30
                                                        ----------------------
                                                          1997          1996
                                                        ---------    ---------
                                                            (In thousands)
Cash Flows From Operating Activities:
  Net earnings                                          $  40,463    $  39,990
  Adjustments to reconcile net earnings to net cash
    flows from operating activities:
      Depreciation and amortization                        46,329       47,219
      Accumulated deferred investment tax credit           (2,238)      (2,332)
      Accumulated deferred income tax                       3,564           20
      Changes in certain assets and liabilities:
        Receivables                                        49,846       10,996
        Fuel, materials and supplies                       (4,791)       3,726
        Deferred charges                                   (1,917)       4,515
        Accounts payable                                  (23,695)      (9,436)
        Accrued interest and taxes                         (1,395)        (140)
        Deferred credits                                    1,261       (5,601)
        Other                                              (1,602)      (7,447)
      Other, net                                            5,336        2,958
                                                        ----------   ----------

        Net cash flows from operating activities          111,161       84,468
                                                        ----------   ----------

Cash Flows From Investing Activities:
  Utility plant additions                                 (55,592)     (40,655)
  Increase in nuclear decommissioning trust               (23,000)        -
  Return of principal PVNGS LOBs                              820         -
  Increase in other property and investments                 (687)      (3,089)
  Temporary investments, net                              (13,422)     (33,159)
                                                        ----------   ----------
        Net cash flows from investing activities          (91,881)     (76,903)
                                                        ----------   ----------

Cash Flows From Financing Activities:
  Bond redemption premium and costs                        (2,319)        (196)
  Repayments of other long-term debt                         -            (179)
  Trust borrowing for nuclear decommissioning              23,000         -
  Repayments of short-term borrowings                     (35,180)        -
  Dividends paid                                          (12,380)      (5,261)
                                                        ----------   ----------

        Net cash flows from financing activities          (26,879)      (5,636)
                                                        ----------   ----------

Increase (Decrease) in cash                                (7,599)       1,929
Cash at beginning of period                                11,125        4,228
                                                        ----------   ----------
Cash at end of period                                   $   3,526    $   6,157
                                                        ==========   ==========

Supplemental Cash Flow Disclosures:
  Interest paid                                         $  30,036    $  25,205
                                                        ==========   ==========
  Income taxes paid, net                                $  22,250    $  25,500
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

(2)     Nuclear Decommissioning Costs

The Company's share of the Palo Verde Nuclear Generating Station ("PVNGS") decommissioning costs will be approximately $147.5 million in 1995 dollars. The Company makes regular payments under agreements approved by the New Mexico Public Utility Commission ("NMPUC") to external tax qualified and non-qualified trusts over the estimated useful life of each unit. A portion of the non-qualified trust funds is invested in life insurance policies. The remaining trust funds are invested primarily in equities, a municipal bond fund and a money market fund. Decommissioning costs are charged to expense over the license term and decommissioning costs for Units 1 and 2 are currently recovered in rates. As of June 30, 1997, the nuclear decommissioning trusts had net assets with a market value of $26.8 million.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's 1996 Form 10-K PART II, ITEM 7. -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" discussed management's assessment of the Company's financial condition, results of operations and other issues facing the Company. The following discussion and analysis by management focuses on those factors that had a material effect on the Company's financial condition and results of operations during the first six months of 1997 and 1996. It should be read in conjunction with the Company's consolidated financial statements. Trends and contingencies of a material nature are discussed to the extent known and considered relevant.

                         LIQUIDITY AND CAPITAL RESOURCES

The capital requirements for 1997 of $214.0 million include utility construction expenditures, purchases of PVNGS Lease Obligation Bonds ("LOBs") and cash dividend requirements for both common and preferred stock. The Company spent approximately $68.0 million for capital requirements during the first half of 1997 and anticipates spending approximately $146.0 million during the remainder of 1997. The Company expects that such cash requirements will be met primarily through internally generated cash. However, to cover the differences in the amounts and timing of cash generation and cash requirements, the Company intends to utilize short-term borrowings under its liquidity arrangements. At June 30, 1997, the Company had $80 million of short-term borrowings against its liquidity arrangements and had $140 million in unused liquidity capacity. Included in this capacity were $100 million under a secured revolving credit facility ("Facility"), $20 million of the credit facility collateralized by the Company's utility customer accounts receivable and certain amounts being recovered from gas customers relating to certain gas contract settlements and $20 million under local lines of credit. The Facility will expire in June 1998 and the Company expects to renew the Facility before its expiration date.

As of June 30, 1997,  the Company had  approximately  $22.6 million in temporary
investments.   The  Company  continues  to  evaluate  its  investment  and  debt retirement options to optimize its financing strategy and earnings potential.

Dividends

On June 3, 1997, the Company's board of directors ("Board") declared a quarterly cash dividend of 17 cents per common share, payable August 22, 1997, to the common stockholders of record as of August 1, 1997. The Company's Board reviews the Company's dividend policy on a continuing basis. The declaration of common dividends is dependent upon a number of factors including earnings and financial condition of the Company and market conditions.

                              RESULTS OF OPERATIONS

Net earnings applicable to common stock increased $2.0 million ($.05 per share) for the quarter ended June 30, 1997 over the same quarter of last year. Net earnings applicable to common stock for the six months ended June 30, 1997 increased $.5 million ($.01 per share) over the same period of last year. The following discussion highlights significant items which affected the results of operations for the quarter and six months ended June 30, 1997 and 1996.

Electric gross margin (electric operating revenues less fuel and purchased power expense) increased $.5 million and $2.2 million for the quarter and six months ended June 30, 1997, respectively, over the corresponding periods a year ago. These increases were attributable to retail load growth for the quarter and increased off-system sales margin for the six month period.

Gas gross margin (gas operating revenues less gas purchased for resale) increased $1.9 million and $.9 million for the quarter and six months ended June 30, 1997, respectively, over the corresponding periods a year ago. The main contributor to these increases was the implementation of a new monthly customer charge (access fee) starting February 1997 pursuant to a gas rate order.

The increase in Energy Services operating revenues and gas purchased for resale reflects the activities related to the buying, selling, transporting and storing of natural gas by the Company's Energy Services Business Unit.

Other operation and maintenance ("O&M") expenses decreased $.5 million and increased $3.2 million for the quarter and six months ended June 30, 1997, respectively, from the corresponding periods a year ago. The increase in O&M expenses for the six months ended June 30, 1997 were due to increases in (i) administrative and general ("A&G") labor expense of $2.1 million resulting from a 1997 recording of compensation expense stemming from the exercise of stock options, (ii) office supplies and expenses of $1.9 million resulting from increased computer related costs, (iii) customer related service expenses of $1.5 million and (iv) employee benefit expenses of $1.0 million. Such increased expenses were offset by lower electric maintenance expenses of $3.3 million resulting from lower scheduled maintenance outages at the PVNGS, San Juan Generating Station ("SJGS") and Four Corners Generating Station ("Four Corners"), lower PVNGS property tax and the 1996 incentive pay accrual.

Other income and deductions, net of taxes increased $3.6 million and $5.3 million for the quarter and the six months ended June 30, 1997, respectively, over the corresponding periods of last year due to increased interest income from the investment in the PVNGS LOBs and settlement of a litigated case.

Interest charges increased $2.3 million and $3.7 million for the quarter and the six months ended June 30, 1997, respectively, over the same periods last year due to increased short-term borrowings for the purchase of the $200 million of PVNGS LOBs and interest accruals on the balance due customers related to the gain associated with the 1995 gas asset sale.

                         OTHER ISSUES FACING THE COMPANY

Collaborative Effort on the Electric Industry Restructuring

As previously reported, the NMPUC issued an order in May 1997, accepting the Company's proposal on the collaborative efforts intended to introduce competition into the state's retail electric power market. The Company had proposed a series of meetings including all interested parties to draft legislation for consideration by the New Mexico Legislature in 1998. In order to facilitate the collaborative process, the NMPUC suspended its earlier order requiring the Company to file an electric rate case in June 1997. The NMPUC indicated in its order that it would order the Company to file an electric rate case by September 1, 1997, if the parties in the negotiation failed to reach consensus on an industry restructuring plan by August 1, 1997, or thirty days after the collaborative was terminated due to lack of consensus. (See Part I, Item 2. -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- OTHER ISSUES FACING THE COMPANY -- Filings Relating to Electric Rate Case and Electric Industry Restructuring" in the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1997.)

The Company and interested parties, including a number of customer organizations, an industrial energy users group, the state Attorney General ("AG"), the staff of the NMPUC, power marketers, environmental groups and regulated utility companies have held extensive meetings for drafting proposed legislation on restructuring the electric industry for the 1998 state legislative session. On June 18, 1997, certain consumer groups announced that the collaborative effort to draft legislation had reached an impasse and requested the NMPUC to declare the process terminated and order the electric rate case to be filed. The consumer groups had demanded that the Company and other regulated utilities in the state either lease or divest their electric distribution systems to an independent operator, or divest their generation and energy services businesses. The groups also opposed stranded cost recovery in the absence of divestiture. The Company and other regulated utilities participating in the collaborative process found that position unacceptable. The Company and certain other interested parties requested the NMPUC to order the process to continue with additional guidelines and authority granted to the facilitators.

On July 1, 1997, the NMPUC ordered the Company and the interested parties involved in the discussions on electric restructuring to resume negotiations. In ordering resumption of the discussions, the NMPUC revised its original rules regarding the collaborative process. Under the new rules, the NMPUC will work closely with the two facilitators who are to guide the discussions to resolve intractable issues. By rescinding its definition of consensus as unanimity and giving the facilitators more control over the process, the NMPUC encouraged the parties to reach a mutually satisfactory agreement. The NMPUC ordered a Final Report on the collaborative process to be filed no later than September 15, 1997, and thereafter, the NMPUC will report the results of the collaborative process to the legislative interim committee charged with studying the electric industry restructuring in New Mexico.

The schedule for the Company's electric rate case has been postponed to October 1, 1997. Depending on the outcome of the collaborative process, the NMPUC will determine at a later date whether the rate case is necessary.

Gas Rate Case

As previously reported, on February 13, 1997, the NMPUC issued a final order in the gas rate case, ordering a rate decrease of approximately $6.9 million. In the order, the NMPUC disallowed, among other things, the recovery of certain regulatory assets. The Company had requested a $13.3 million increase in its retail natural gas sales and transportation rates. The Company strongly disagrees with the NMPUC's final order and has appealed it to the New Mexico Supreme Court ("Supreme Court"). (See PART II, ITEM 7. -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- OTHER ISSUES FACING THE COMPANY -- GAS RATE CASE" in the 1996 Form 10-K.) The AG also filed a notice of appeal of the gas rate case on March 17, 1997. On June 11, 1997, the Company and the AG filed their briefs-in-chief with the Supreme Court. The Company's brief challenged (i) the NMPUC's disallowance of loss on reacquired debt, reservation fees and transportation discount amounts, (ii) the NMPUC's rejection of a reliability cost surcharge on sales and transportation customers, (iii) cost of capital issues, and (iv) the cumulative error of the order, including the NMPUC's refusal to hear a proposed settlement of the case stipulated among certain of the interested parties. The AG's brief challenged the NMPUC's rate design and refusal to implement the reliability cost surcharge on sales and transportation customers. Response briefs by participants in the case are due on August 29, 1997; reply briefs by all participants are due on September 22, 1997. Oral argument will be held before the Supreme Court at an as-yet unspecified date. The Company is unable to predict the date that the Supreme Court will subsequently issue its decision. While the appeal is pending, the NMPUC's final order remains in effect.

NMPUC Order on the Cost of Gas Case

As previously reported, the NMPUC issued a final order in this case on February 13, 1997 ("February 13 order"). In the order, the NMPUC imposed, but suspended, a fine of $2.2 million to the Company due to an allegedly incorrect cost factor (too low) that was filed in November 1996. In addition, the NMPUC disallowed collection of $1.6 million of gas costs and ordered an independent audit to be conducted to review the Company's gas cost factor calculations for the period of December 1995 through January 1997. In the order, the NMPUC accused the Company of intentionally filing an inaccurate gas cost factor to avoid a hearing, thus impairing the NMPUC's ability to investigate rising gas prices. The NMPUC also ordered the docketing of three new proceedings. The first required a Company filing by March 15, 1997 as to whether the Company should exit the merchant function. The second investigated the prudence of the Company's portfolio strategies and gas supply procurement practices. In the third, the NMPUC ordered the Company to file a new gas rate case by August 1, 1997. (See PART II, ITEM 7. -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- OTHER ISSUES FACING THE COMPANY -- NMPUC ORDER -- THE COMPANY'S JANUARY 1997 PGAC FACTOR VARIANCE REQUEST; ORDER TO FILE NEW RETAIL ELECTRIC AND GAS RATE CASES" in the 1996 Form 10-K.)

On March 5, 1997, the NMPUC issued an order reopening the proceeding to, among other things, take additional testimony regarding the allegedly incorrect gas cost factor. The reopening order specifically left all of the findings and conclusions in the February 13 order in place, but ruled that the February 13 order was now an interim order and established a procedural schedule for the Company to present additional testimony and for additional hearings. On March 14, 1997, the Company filed a motion for rehearing of the reopening order asking the NMPUC to withdraw the February 13 order and enter a new order.

On April 2, 1997, the NMPUC issued an order, partially granting the Company's rehearing motion and agreeing to withdraw and vacate portions of the February 13 order. In the April 2 order, the NMPUC (i) withdrew the finding that, because the veracity of the Company's filings has been brought into question, rate cases for both gas and electric operations were necessary, (ii) withdrew the requirement that the Company must pay for the NMPUC to conduct an independent audit of its gas cost filings, (iii) suspended the imposition of the $2.2 million fine and the order prohibiting the Company from recovering $1.6 million in gas costs incurred in December 1996, and (iv) reaffirmed the March 5 order reopening the proceeding for additional testimony.

The Board established an ad hoc committee of outside directors to investigate the assertions of misconduct made by the NMPUC in its February 13 order. The committee retained independent counsel to assist in the investigation. On May 8, 1997, the report of the independent counsel was completed and sent to the NMPUC. The report concluded that the Company neither falsified nor deliberately misled the NMPUC in its gas cost factor statement that was filed in November 1996. The report concluded that reliance on witnesses who had only secondary and general information regarding the November 1996 filing after the resignation of a key employee contributed to the finding by the NMPUC that the filing was false or misleading. However, the report also concluded that the unusual procedural setting of the proceeding including short notice of the issues to be considered, dispensing with prefiled testimony and normal discovery and the fact that the November 1996 filing became a focal point only after the hearing began contributed significantly to the Company's inability to respond with appropriate witnesses and evidence concerning the November 1996 filing.

On May 23, June 5, and July 9, 1997, the Company filed testimony in the reopened proceeding. Hearings were held before the NMPUC on June 24, June 25 and July 16, 1997. The Company believes that it has presented unrebutted evidence that the November 1996 gas cost filing contained no false or misleading information. The NMPUC has not yet issued an order on rehearing.

In addition, the Company filed for an extension of time to file the new gas rate case. On July 15, 1997, the NMPUC, without discussion, granted the Company an extension until September 2, 1997 to file the new case.

Filing Relating to Termination of Gas Merchant Function

As previously reported, in the February 13 order in the cost of gas case, the NMPUC ordered the Company to make a separate filing addressing the terms and conditions under which the Company would consider exiting the merchant function and to identify any compelling issues that should be brought to the attention of the NMPUC relating to exiting the merchant function. Since the cost of gas is passed through to customers, the Company does not make a profit or loss on this service.

On March 31, 1997, the Company filed its response in NMPUC Case No. 2760. In the filing, the Company asserted that all customers should have the option to choose their natural gas supplier, advocating that, ultimately, customer choice should dictate whether the Company's gas operation retains its merchant function. In addition, the Company apprised the NMPUC of its intent to file for approval of a defined target purchased gas adjustment clause, similar to an incentive mechanism, by September 1, 1997, to be in effect by the winter of 1998/1999. Currently, all customers may choose to become transportation customers on the Company's distribution system, but nearly all residential and most small commercial customers receive bundled sales service. (See Part I, Item 2. -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- OTHER ISSUES FACING THE COMPANY -- Filing Relating to Termination of Gas Merchant Function" in the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1997.) On June 1, 1997, the Company formed a working group, consisting of customers, the AG, the NMPUC staff, the Company and gas marketers, to determine what is needed to increase competition and more fully develop supplier choice for sales customers. As a result, on June 30, 1997, the Company filed a Stipulation entered into with several customers that outlined interim measures to facilitate the choice of transportation service by small commercial and residential customers to be in place by next winter. The Company has also proposed that long-term solutions to issues raised by the working group be addressed by a long-term working group on the Company's new gas rate case. The NMPUC staff and AG opposed the Stipulation, principally based on concerns with proper gas cost allocation. A hearing was held with the NMPUC on the Stipulation on July 17, 1997, but was recessed until August 1, 1997, to enable the parties to attempt resolution of the contested issues.

Investigation of Gas Supply Procurement Practices

As previously reported, in the February 13 order in the cost of gas case, the NMPUC established a docket in NMPUC Case No. 2759 to review the gas procurement practices and policies of the Company's gas operations. On April 14, 1997, the Company filed testimony supporting the prudence of its practices and policies. The Company asserted that its procurement practices and policies were conducted in accordance with the rules and regulations of the NMPUC and industry standards, and all gas costs billed to customers were prudently incurred. (See
Part I, Item 2. -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- OTHER ISSUES FACING THE COMPANY -- Investigation of Gas Supply Procurement Practices" in the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1997.) Hearings on the review were held on June 9 through June 11, 1997. At the conclusion of the hearing, the NMPUC issued an oral ruling that the Company was not imprudent in its gas procurement practices for the 1996-97 winter season. Looking forward to the coming winter heating season, the NMPUC expressed its view that the Company should utilize appropriate contracting and hedging tools to reach a reasonable balance between low cost and mitigation of price volatility in its gas procurement practices. The Company has requested that the NMPUC issue a final written order, but such an order has not yet been entered.

Purchased Gas Adjustment Clause ("PGAC")

On July 3, 1997, the Company submitted a filing with the NMPUC seeking approval to modify the method pursuant to which it recovers its gas costs through the PGAC. The Company proposed two options; the first option, a more levelized mechanism, similar to the current monthly PGAC, establishes a projected weighted average cost of gas to be used to recover gas costs from customers for up to a four month period. The second option, which will be limited to the first 20,000 customers who request the option, offers one fixed price which will remain in effect for one year, regardless of market conditions. Both options include the use of financial instruments to provide moderation in gas prices.

No hearing date has been established for this case.

Transmission Right-of-Way

As previously reported, the Company has easements for right-of-way with the Navajo Nation for portions of several transmission lines and other associated facilities that facilitate delivery of the Company's generation resources to the Albuquerque metropolitan area. One grant of easement for approximately 4.2 miles of right-of-way for two parallel 345 Kv transmission lines expired in 1993. In 1995, the Company reached a tentative agreement with the Navajo Nation for a twenty-year renewal of the transmission easement and resolution of all other major right-of-way issues. Prior to execution of the agreement, another agency of the Navajo Nation notified the Company that it was contesting certain water rights at the SJGS, which, among other things, delayed resolution of the transmission right-of-way issues. (See PART II, ITEM 7. -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- OTHER ISSUES FACING THE COMPANY -- Transmission Right-of-Way" in the 1996 Form 10-K.)

In mid-July 1997, the settlement documents for the renewal of the right-of-way issues were approved by the Bureau of Indian Affairs ("Bureau") and finalized. Pursuant to the settlement, the Company paid approximately $14.4 million to the Navajo Nation, of which a portion will be billed to Tucson Electric Power Company for their respective share, and the Bureau issued the various right-of-way grants. The settlement resulted in the Navajo Nation receiving $3 million of the $14.4 million in the Company's common stock as partial payment for the right-of-way grants. The Company arranged for the purchase of the stock in the open market. The Company will amortize its share of the settlement over the twenty year term of the agreement.

Disclosure Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful, cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. Accordingly, the Company hereby identifies the following important factors which could cause the Company's actual financial results to differ materially from any such results which might be projected, forecasted, estimated or budgeted by the Company in forward-looking statements: (i) adverse actions of utility regulatory commissions, (ii) utility industry restructuring, (iii) failure to recover stranded assets, (iv) failure to obtain new customers or retain existing customers, (v) inability to carry out marketing and sales plans, (vi) adverse impacts resulting from environmental regulations, (vii) loss of favorable fuel supply contracts, (viii) failure to obtain water rights and rights-of-way, (ix) operational and environmental problems at generating stations and (x) failure to obtain and maintain adequate transmission capacity.

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Federal Deposit Insurance Corporation ("FDIC") Litigation, formerly Resolution Trust Corporation ("RTC") Litigation ("MDL-995")

As previously reported, in April 1993, the Company and certain current and former employees of the Company or Meadows Resources, Inc., a wholly-owned subsidiary of the Company ("Meadows") ("BCD parties"), were named as defendants in an action filed in the United States District Court ("Court") for the District of Arizona by the RTC, as receiver for Western Savings and Loan Association ("Western"). Three of the individuals sued by the RTC have indemnity agreements with the Company. The claims related to alleged actions of the Company's or Meadows' employees in 1987 in connection with a loan procured by Bellamah Community Development ("BCD"), whose general partners include Meadows, from Western and the purchase by that partnership of property owned by Western. The FDIC (the FDIC was substituted for the RTC as plaintiff in MDL-995 in early
1996) apparently claims that the Company's liability stems from the actions of a former employee who allegedly acted on behalf of the Company for the Company's benefit. The FDIC is claiming in excess of $40 million in actual damages from the BCD/Western transactions and is also claiming damages substantially exceeding that amount on Arizona racketeering, civil conspiracy and aiding and abetting theories. These allegations involve claims against the Company for damages to Western caused by other defendants and from other transactions to which BCD was not a party. The Company is sued only on the Arizona racketeering claims. The FDIC claims that damages under the Arizona racketeering statute would be trebled under applicable law. The prevailing parties on the Arizona racketeering claims could seek fees and costs from the parties who do not prevail.

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

Settlement documents were executed as of July 3, 1997, and a motion seeking Court approval of the settlement was filed on July 23, 1997. Other parties have thirty days to object to the settlement. Delays have occurred due in part to reassignment of attorneys for the FDIC. After consideration of established reserves, there will be no material adverse effect on the Company's financial condition or results of operations. The Company continues to believe that all of the claims made by the FDIC in this case are without merit but, for business reasons, believes that the settlement is in the best interest of the Company. The Company did not concede to any wrongdoing in the settlement.

For a discussion of other legal proceedings, see PART 1, ITEM 2. -- "MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- OTHER ISSUES FACING THE COMPANY".

ITEM 5.  OTHER INFORMATION

Four Corners

As previously reported, Four Corners is located on land held under easements from the Federal government and also under leases from the Navajo Nation. Arizona Public Service Company ("APS") is the operating agent of the plant and the Company owns a 13% ownership interest in Units 4 and 5. The lease for Four Corners contains a waiver until 2001 of the requirement that APS pay certain taxes to the Navajo Nation. APS and the Navajo Nation have negotiated a settlement agreement that would settle certain issues regarding this waiver and other matters, including the computation of royalties due on the sales of coal and possessory interest taxes paid by the Four Corners coal supplier. (See PART II, ITEM 5. -- "OTHER INFORMATION -- Four Corners Generating Station ("Four Corners")" in the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1997.)

The settlement agreement has been approved by all participants at Four Corners but remains subject to approval of the Navajo Nation Tribal Council and various committees of the tribe. The Company anticipates approval by the Navajo Nation but is unable to predict the exact timing of such approval. Under the agreement, the Company will receive a refund of approximately $3.2 million and will be committed to making certain future payments to the Navajo Nation in lieu of certain taxes that were in dispute. The payment obligation extends through the term of the lease and is approximately sixty percent of the previous tax payment made under protest in escrow by the Company.

Water Supply

As previously reported, the Company initiated the process for renewal and extension of a contract with the United States Bureau of Reclamation ("USBR") for 16,200 acre feet of water for SJGS through the year 2025. The Navajo Nation requested the USBR to delay renewal of the USBR contract due to claimed water shortages of the Navajo Indian Irrigation Project. (See PART 1, ITEM 1. -- "BUSINESS -- ELECTRIC OPERATIONS -- Fuel and Water Supply" in the 1996 Form 10-K.) The Company has continued its discussions with the Navajo Nation to resolve their concerns relating to the Company's proposed renewal of the water contract with the USBR for SJGS. On March 27, 1997, the Resource Committee of the Navajo Nation Tribal Council approved an agreement that commits the parties to good faith negotiations on the water supply for SJGS for a period of ninety days. The agreement also acknowledges that the water supply issues must be resolved in connection with the Company's support of the resolution of the issues raised by BHP Minerals International, Inc., concerning the Navajo Nation's proposed selection of certain mining properties within San Juan and La Plata mines pursuant to the Navajo-Hopi Land Settlement Act of 1974. The Company and counsel for the Navajo Nation have recently agreed to continue negotiations for a period of sixty days, which would conclude on August 26, 1997. The Company is currently unable to predict the outcome of these discussions.

On July 15, 1997, the Company was notified by the USBR that the USBR had received from the Solicitor of the U.S. Department of Interior a Memorandum Opinion concluding that the Company's contract extension with the USBR would require Congressional approval pursuant to Section 11 of the Navajo Indian Irrigation Project and San Juan-Chama Project Authorization Act of 1962. The Company intends to pursue such an approval once the contract is negotiated with the USBR.

Diversification Plan

On June 10, 1997, the NMPUC hearing examiner issued a recommended decision for approval, with a number of conditions, of the Company's request for authorization to create three energy-related subsidiaries. (See PART II, Item 7. -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- OVERVIEW -- Competitive Strategy" in the 1996 Form 10-K.)

In the Company's 1995 filing for approval, the Company requested permission to invest a maximum of $50 million in the subsidiaries. The hearing examiner's recommendation indicated that any capital infusion or financial assistance to its proposed subsidiaries beyond the $50 million will require prior approval from the NMPUC. The recommendation also directed that all investments made in the subsidiaries and their operations should not adversely affect the Company's ratepayers.

Exceptions to the recommended decision were filed by the Company, AG and the New Mexico Industrial Energy Consumers. The NMPUC will review the recommendation and can accept, reject, or modify the hearing examiner's recommendation. The Company is currently unable to predict the outcome of the NMPUC's final decision.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.     Exhibits:

       3.1* Restated Articles of Incorporation of the Company, as amended through May 10, 1985

       3.2* By-laws of Public Service Company of New Mexico With All Amendments to and including December 5, 1994

       10.52 Memorandum of Agreement between the Navajo Nation and Public Service Company of New Mexico (Nine-Mile Transmission R-O-W)

       15.0    Letter Re: Unaudited Interim Financial Information

       27      Financial Data Schedule

       *The Company hereby incorporates the exhibits by reference pursuant to Exchange Act Rule 12b-32 and Regulation S-K, Section 10, paragraph (d).

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

                                       PUBLIC SERVICE COMPANY OF NEW MEXICO
                                       ------------------------------------
                                                 (Registrant)



Date:  July 31, 1997
                                       ------------------------------------
                                               Donna M. Burnett
                                           Corporate Controller and
                                           Chief Accounting Officer
                                      (Officer duly authorized to sign
                                                this report)