Form 10-Q
period 1997-09-30
PUBLIC SERVICE CO OF NEW MEXICO
filed 1997-10-30
CIK 81023

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the period ended    September 30, 1997
                                          -----------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock--$5.00 par value                    41,774,083 shares
   -----------------------------              -------------------------------
                 Class                        Outstanding at October 29, 1997

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                                      INDEX



                                                                        Page No.
PART I.  FINANCIAL INFORMATION:

        Report of Independent Public Accountants.........................   3

   ITEM 1.  FINANCIAL STATEMENTS

        Consolidated Statements of Earnings--
        Three Months and Nine Months Ended September 30, 1997 and 1996...   4

        Consolidated Balance Sheets--
        September 30, 1997 and December 31, 1996.........................   5

        Consolidated Statements of Cash Flows--
        Nine Months Ended September 30, 1997 and 1996....................   6

        Notes to Consolidated Financial Statements.......................   7

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................   8

PART II.  OTHER INFORMATION:

   ITEM 1.  LEGAL PROCEEDINGS............................................  16

   ITEM 5.  OTHER INFORMATION............................................  17

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................  19

Signature   .............................................................  20

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Public Service Company of New Mexico:


We have reviewed the accompanying condensed consolidated balance sheet of Public Service Company of New Mexico (a New Mexico corporation) and subsidiaries as of September 30, 1997, and the related condensed consolidated statements of earnings for the three-month and nine-month periods ended September 30, 1997 and 1996, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the company's management.

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



Albuquerque, New Mexico
October 29, 1997

ITEM 1.  FINANCIAL STATEMENTS

                        PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF EARNINGS
                                            (Unaudited)

                                                      Three Months Ended        Nine Months Ended
                                                         September 30              September 30
                                                   -----------------------   -----------------------
                                                      1997         1996         1997         1996
                                                   ----------   ----------   ----------   ----------
                                                        (In thousands except per share amounts)
Operating revenues:
  Electric                                         $ 213,159    $ 180,214    $ 540,810    $ 486,754
  Gas                                                 41,391       30,478      218,465      163,301
  Energy Services                                     31,421           65       64,260          203
                                                   ----------   ----------   ----------   ----------
    Total operating revenues                         285,971      210,757      823,535      650,258
                                                   ----------   ----------   ----------   ----------

Operating expenses:
  Fuel and purchased power                            77,343       47,786      176,798      128,359
  Gas purchased for resale                            17,198        9,855      126,244       75,511
  Gas purchased for resale - energy marketing         30,364           22       63,859           69
  Other operation and maintenance                     82,992       80,906      237,658      232,388
  Depreciation and amortization                       20,841       19,835       61,778       58,420
  Taxes, other than income taxes                       9,634        9,079       27,923       26,907
  Income taxes                                        12,714       10,862       31,703       32,371
                                                   ----------   ----------   ----------   ----------
    Total operating expenses                         251,086      178,345      725,963      554,025
                                                   ----------   ----------   ----------   ----------
    Operating income                                  34,885       32,412       97,572       96,233
                                                   ----------   ----------   ----------   ----------

Other income and deductions, net of taxes:             2,732          644        9,849        2,497
                                                   ----------   ----------   ----------   ----------
    Income before interest charges                    37,617       33,056      107,421       98,730
                                                   ----------   ----------   ----------   ----------

Interest charges:
  Interest on long-term debt                          11,394       12,101       35,078       36,304
  Other interest charges                               1,904        1,015        7,561        2,496
                                                   ----------   ----------   ----------   ----------
    Net interest charges                              13,298       13,116       42,639       38,800
                                                   ----------   ----------   ----------   ----------

Net earnings                                          24,319       19,940       64,782       59,930
Preferred stock dividend requirements                    147          147          440          440
                                                   ----------   ----------   ----------   ----------

Net earnings applicable to common stock            $  24,172    $  19,793    $  64,342    $  59,490
                                                   ==========   ==========   ==========   ==========

Average shares of common stock outstanding            41,774       41,774       41,774       41,774
                                                   ==========   ==========   ==========   ==========

Net earnings per share of common stock             $    0.58    $    0.47    $    1.54    $    1.42
                                                   ==========   ==========   ==========   ==========

Dividends paid per share of common stock           $    0.17    $    0.12    $    0.46    $    0.24
                                                   ==========   ==========   ==========   ==========


The accompanying notes are an integral part of these financial statements.



              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                 September 30,     December 31,
                                                     1997              1996
                                                 -------------     ------------
                                                 (Unaudited)
                                                        (In thousands)
ASSETS
Utility plant                                    $  2,549,532      $ 2,489,921
Accumulated provision for depreciation
  and amortization                                   (993,149)        (937,228)
                                                 -------------     ------------
      Net utility plant                             1,556,383        1,552,693
                                                 -------------     ------------
Other property and investments                        272,429          254,268
                                                 -------------     ------------

Current assets:
    Cash                                                3,625           11,125
    Temporary investments, at cost                     22,580            9,128
    Receivables                                       187,905          197,025
    Income taxes receivable                             -               18,825
    Fuel, materials and supplies                       42,720           41,260
    Gas in underground storage                          6,340            2,679
    Other current assets                                6,355            6,632
                                                 -------------     ------------
      Total current assets                            269,525          286,674
                                                 -------------     ------------
Deferred charges                                      150,359          136,679
                                                 -------------     ------------
                                                 $  2,248,696      $ 2,230,314
                                                 =============     ============

CAPITALIZATION AND LIABILITIES
Capitalization:
    Common stock equity:
       Common stock                              $    208,870      $   208,870
       Additional paid-in capital                     470,118          470,358
       Excess pension liability, net of tax            (1,840)          (2,102)
       Retained earnings since January 1, 1989        127,324           77,185
                                                 -------------     ------------
          Total common stock equity                   804,472          754,311
    Cumulative preferred stock without mandatory
      redemption requirements                          12,800           12,800
    Long-term debt, less current maturities           713,989          713,919
                                                 -------------     ------------
          Total capitalization                      1,531,261        1,481,030
                                                 -------------     ------------

Current liabilities:
    Short-term debt                                    92,800          100,400
    Accounts payable                                  109,401          130,661
    Dividends payable                                     147            5,159
    Current maturities of long-term debt                  350           14,970
    Accrued interest and taxes                         34,299           23,356
    Other current liabilities                          21,716           25,477
                                                 -------------     ------------
          Total current liabilities                   258,713          300,023
                                                 -------------     ------------
Deferred credits                                      458,722          449,261
                                                 -------------     ------------
                                                 $  2,248,696      $ 2,230,314
                                                 =============     ============


The accompanying notes are an integral part of these financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                           Nine Months Ended
                                                              September 30
                                                         ---------------------
                                                           1997         1996
                                                         ---------   ---------
                                                              (In thousands)
Cash Flows From Operating Activities:
  Net earnings                                           $ 64,782     $ 59,930
  Adjustments to reconcile net earnings to net cash
    flows from operating activities:
      Depreciation and amortization                        70,895       67,706
      Accumulated deferred investment tax credit           (3,357)      (3,498)
      Accumulated deferred income tax                       5,696       (1,599)
      Changes in certain assets and liabilities:
        Receivables                                        31,756        9,509
        Fuel, materials and supplies                       (5,121)       4,771
        Deferred charges                                  (11,968)       5,246
        Accounts payable                                  (21,290)     (10,192)
        Accrued interest and taxes                         10,943        4,890
        Deferred credits                                    5,679       (4,860)
        Other                                              (3,466)      (8,400)
      Other, net                                           10,259       11,875
                                                         ---------    ---------
        Net cash flows from operating activities          154,808      135,378
                                                         ---------    ---------

Cash Flows From Investing Activities:
  Utility plant additions                                 (83,790)     (66,385)
  Increase in nuclear decommissioning trust               (23,000)        -
  Return of principal PVNGS LOBs                            5,018         -
  Increase in other property and investments               (2,181)     (14,230)
  Escrow for purchase of PVNGS lease obligation bonds        -        (218,090)
  Temporary investments, net                              (13,453)      62,654
                                                         ---------    ---------
        Net cash flows from investing activities         (117,406)    (236,051)
                                                         ---------    ---------

Cash Flows From Financing Activities:
  Bond redemption premium and costs                        (2,466)        (295)
  Repayments of other long-term debt                      (14,970)        (326)
  Trust borrowing for nuclear decommissioning              23,000         -
  Net increase (decrease) in short-term debt              (30,600)     114,000
  Exercise of employee stock options                         (241)      (1,395)
  Dividends paid                                          (19,625)     (10,409)
                                                         ---------    ---------
        Net cash flows from financing activities          (44,902)     101,575
                                                         ---------    ---------

Increase (decrease) in cash                                (7,500)         902
Cash at beginning of period                                11,125        4,228
                                                         ---------    ---------
Cash at end of period                                    $  3,625     $  5,130
                                                         =========    =========

Supplemental Cash Flow Disclosures:
  Interest paid                                          $ 42,583     $ 39,949
                                                         =========    =========
  Income taxes paid, net                                 $ 29,250     $ 30,617
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

(2)     Nuclear Decommissioning Costs

The Company's share of the Palo Verde Nuclear Generating Station ("PVNGS") decommissioning costs will be approximately $162.6 million in 1997 dollars. The Company makes regular payments under agreements approved by the New Mexico Public Utility Commission ("NMPUC") to external tax qualified and non-qualified trusts over the estimated useful life of each unit. A portion of the non-qualified trust funds is invested in life insurance policies. The remaining trust funds are invested primarily in equities, a municipal bond fund and a money market fund. Decommissioning costs are charged to expense over the license term and decommissioning costs for Units 1 and 2 are currently recovered in rates. As of September 30, 1997, the nuclear decommissioning trusts had net assets with a market value of $30.0 million.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's 1996 Form 10-K PART II, ITEM 7. -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" discussed management's assessment of the Company's financial condition, results of operations and other issues facing the Company. The following discussion and analysis by management focuses on those factors that had a material effect on the Company's financial condition and results of operations during the first nine months of 1997 and 1996. It should be read in conjunction with the Company's consolidated financial statements. Trends and contingencies of a material nature are discussed to the extent known and considered relevant.

                         LIQUIDITY AND CAPITAL RESOURCES

The previously estimated capital requirements for 1997 of $214.0 million included utility construction expenditures, purchases of PVNGS Lease Obligation Bonds ("LOBs") and cash dividend requirements for both common and preferred stock. The capital requirements for 1997 have been revised downward to $200.0 million. The Company spent approximately $103.4 million for capital requirements during the first nine months of 1997 and anticipates spending approximately $96.6 million, including $40.0 million associated with the purchase of PVNGS LOBs, during the fourth quarter of 1997. The Company expects that these cash requirements will be met primarily through internally generated cash. However, to cover the differences in the amounts and timing of cash generation and cash requirements, the Company intends to utilize short-term borrowings under its liquidity arrangements. At September 30, 1997, the Company had $70.0 million of short-term borrowings against its liquidity arrangements and had $150 million in unused liquidity capacity. Included in this capacity were $100 million under a secured revolving credit facility ("Facility"), $30 million of the credit facility collateralized by the Company's utility customer accounts receivable and certain amounts being recovered from gas customers relating to certain gas contract settlements and $20 million under local lines of credit. The Facility will expire in June 1998 and the Company expects to replace the Facility before its expiration date, as discussed below.

As of September 30, 1997, the Company had approximately $22.6 million in temporary investments. The Company continues to evaluate its investment and debt retirement options to optimize its financing strategy and earnings potential.

In November 1997, the Company expects to request NMPUC approval to enter into a five-year $300 million senior unsecured revolving credit facility ("Revolver"). The Revolver would replace the Company's existing $100 million Facility. The Company intends to use borrowings from the Revolver to retire all $140 million of its outstanding taxable first mortgage bonds. In addition, in the November filing, the Company also expects to request authority to exchange the first mortgage bonds currently collateralizing the outstanding tax-exempt pollution control revenue bonds of approximately $575 million with senior unsecured notes ("SUNs"). One of the conditions to such exchange is the requirement that the SUNs will be rated the same as the first mortgage bonds by Moody's Investors Services and Standard & Poor's Ratings Services. After the Company has completed these transactions, the 1947 Indenture of Mortgage and Deed of Trust will be extinguished. The SUNs, which will be issued under an indenture containing a restriction on liens (except in certain limited circumstances) and certain other covenants and restrictions, will be the senior debt of the Company. Although the Company believes it will be successful in consummating this transaction, there can be no assurance that it will be completed as planned.

Dividends

On October 7, 1997, the Company's board of directors ("Board") declared a quarterly cash dividend of 17 cents per common share, payable November 21, 1997, to the common stockholders of record as of November 3, 1997. The Company's Board reviews the Company's dividend policy on a continuing basis. The declaration of common dividends is dependent upon a number of factors including earnings and financial condition of the Company and market conditions.

                              RESULTS OF OPERATIONS

Net earnings applicable to common stock increased $4.4 million ($.11 per share) and $4.9 million ($.12 per share) for the quarter and nine months ended September 30, 1997, respectively, over the corresponding periods last year.

The following discussion highlights significant items which affected the results of operations for the quarter and nine months ended September 30, 1997 and 1996.

Electric gross margin (electric operating revenues less fuel and purchased power expense) increased $3.4 million and $5.6 million for the quarter and nine months ended September 30, 1997, respectively, over the corresponding periods a year ago. These increases were attributable to retail customer growth and increased off-system sales margin in the current periods.

Gas gross margin (gas operating revenues less gas purchased for resale) increased $3.6 million and $4.4 million for the quarter and nine months ended September 30, 1997, respectively, over the corresponding periods a year ago. Contributing to these increases was the implementation of a higher fixed monthly customer charge (access fee) starting February 1997 pursuant to the NMPUC's final order in the gas rate case; however, as a result of the final order, which also reduced the per therm rate applied to customers' consumption, gas gross margin for the fourth quarter of this year is expected to be lower than a year ago.

The increase in Energy Services operating revenues and gas purchased for resale reflects the out of state activities related to the buying, selling, transporting and storing of natural gas by the Company's Energy Services Business Unit. (See "OTHER ISSUES FACING THE COMPANY-- Wholesale Marketing Activities" for further discussion.)

Other operation and maintenance ("O&M") expenses increased $2.1 million for the quarter over the corresponding period a year ago. For the nine months ended September 30, 1997, O&M expenses increased $5.3 million over the corresponding period last year due to increases in expenses related to computers, customer service, production and distribution. Such increases were offset by lower electric maintenance expenses of $4.2 million resulting from lower scheduled maintenance outages at the PVNGS, San Juan Generating Station ("SJGS") and Four Corners Generating Station ("Four Corners").

Other income and deductions, net of taxes, increased $2.1 million and $7.4 million for the quarter and nine months ended September 30, 1997, respectively, over the corresponding periods a year ago due to increased interest income from the investment in the PVNGS LOBs and settlement of a litigated case in June 1997.

Net interest charges increased $3.8 million for the nine months ended September 30, 1997, over the same period last year due to increased short-term borrowings for the purchase of the $200 million of PVNGS LOBs and interest accruals on the balance due customers related to the gain associated with the 1995 gas asset sale.

                         OTHER ISSUES FACING THE COMPANY

Collaborative Effort on the Electric Industry Restructuring

As previously reported, pursuant to the July 1, 1997 NMPUC order, the Company and interested parties, including a number of customer organizations, an industrial energy users group, the state Attorney General ("AG"), the staff of the NMPUC, power marketers, environmental groups and regulated utility companies resumed collaborative process discussions for drafting proposed legislation on restructuring the electric industry for the 1998 state legislative session. The NMPUC ordered a Final Report on the collaborative process to be filed no later than September 15, 1997, and the NMPUC was to report the results of the collaborative process to the Water, Utilities and Natural Resources Committee of the New Mexico Legislature (the "Committee") charged with studying the electric industry restructuring in New Mexico. (See Part I, Item 2. -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- OTHER ISSUES FACING THE COMPANY-- Collaborative Effort on the Electric Industry Restructuring" in the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1997.)

On September 12, 1997, the facilitators declared that the collaborative process had reached an impasse among the parties. However, the Company filed a proposal for electric industry restructuring on September 15, 1997, with both the NMPUC and the Committee. This plan was a joint submission by various parties to the collaborative process including the Company, Enron Corporation and the New Mexico Retail Association. It was also supported by Southwestern Public Service Company, United States Executive Agencies and the International Brotherhood of Electrical Workers.

The Company's proposal called for an immediate rate reduction of $10 million per year from the effective date of proposed legislation (July 1998) until open access (January 1, 2001) for residential customers without the need for a rate case. The proposal also called for full retail competition no later than January 1, 2001. Part of the Company's proposal included an offer to create a regulated distribution wires and pipes company dedicated only to the delivery of electricity and gas. Other services, usually associated with delivery, such as meter reading, billing, and customer services would be provided through competitive markets. The Company offered to assume the risk of stranded cost recovery on all fossil fuel generation and on all generation previously excluded from New Mexico jurisdictional rates but would recover all fixed costs associated with PVNGS Units 1 and 2 through a non-bypassable "wires charge" from 2001 to 2016. The Company currently estimates if the market clearing price for power fell to 3.0 cents/kWh, it may incur an after-tax write-off of approximately $205 million related to its fossil fuel generation if the Company assumes this risk.

The Committee will further consider possible legislation in its last meeting, scheduled for November 20, 1997, before the legislative session.

On September 22, 1997, the NMPUC extended the deadline for the Company's electric rate case to October 15, 1997, to allow continued discussions on industry restructuring. On October 7, 1997, the Company filed a verified petition for Writ of Mandamus with the New Mexico Supreme Court ("Supreme Court") and requested the Supreme Court to stay the NMPUC's order requiring the Company to file a rate case by October 15, 1997. On October 20, 1997, the Supreme Court denied the Company's petition for Writ of Mandamus and request for stay. On October 21, 1997, the NMPUC ordered the Company to file its electric rate case by November 3, 1997.

City of Albuquerque Retail Pilot Load Aggregation Program

On September 11, 1997, the City of Albuquerque ("COA") filed a petition with the NMPUC to institute a Retail Pilot Load Aggregation Program for the period January 1, 1998 through December 31, 1998. The petition requests the NMPUC to provide (i) an expedited registration/certification process, (ii) an NMPUC order compelling transmission on behalf of the COA, (iii) derivation of retail rates exclusive of the Company's production costs, (iv) arbitration assistance to facilitate a "true-up" or reconciliation of any over or under recovered costs and (v) arbitration assistance to accommodate metering, billing and collection processes. On September 18, 1997, the NMPUC held a prehearing meeting. At the meeting, the Company stated that the COA's petition seeks to invoke NMPUC jurisdiction that does not exist. The NMPUC issued a procedural schedule requiring a formal hearing. The Company filed to vacate the NMPUC's schedule on grounds that the COA's petition was an informal complaint and the NMPUC's rules did not allow for hearings based on this informal complaint. The NMPUC has not responded to the Company's and COA's filings at this time. The Company, however, did state that it was willing to work with the COA to design a pilot program.

Gas Rate Case Appeal

As previously reported, on February 13, 1997, the NMPUC issued a final order in the Company's gas rate case filed in August 1995, ordering a rate decrease of approximately $6.9 million. In the order, the NMPUC disallowed, among other things, the recovery of certain regulatory assets. The Company had requested a $13.3 million increase in its retail natural gas sales and transportation rates. The Company strongly disagrees with the NMPUC's final order and has appealed its case to the Supreme Court. The AG also filed a notice of appeal of the gas rate case in March 1997. In June 1997, the Company and the AG filed their briefs-in-chief with the Supreme Court, challenging certain aspects of the order. (See PART I, ITEM 2. -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- OTHER ISSUES FACING THE COMPANY -- GAS RATE CASE" in the quarterly report on Form 10-Q for the quarter ended June 30, 1997.)

Response briefs and reply briefs have been filed. Oral arguments will be held before the Supreme Court on November 12, 1997. The Company is unable to predict the date that the Supreme Court will subsequently issue its decision. While the appeal is pending, the NMPUC's final order remains in effect.

New Gas Rate Case

By order issued on February 13, 1997, as subsequently modified on April 2, 1997, in a proceeding related to the cost of gas, the NMPUC ordered the Company to file a new gas services rate case. On October 15, 1997, the Company completed the filing of the case, requesting a rate increase of $12.6 million. In addition, the Company proposed a "Defined Target Mechanism" for its purchased gas adjustment tariffs. The Defined Target Mechanism provides for a sharing of gas cost gains and losses between shareholders and customers within a four percent band above and below a benchmark based principally on market indexes. The NMPUC has tentatively scheduled hearings for February 1998. The Company anticipates a decision within the nine-month time frame prescribed by state law, which expires in mid-August 1998. On October 24, 1997, a number of intervenors in the case filed a joint motion with the NMPUC to reject the Company's rate case filing, alleging that the Company's filing was incomplete and not in compliance with the NMPUC's rules and the NMPUC's final order in the last gas rate case regarding certain rate design issues. The Company strongly disagrees with the joint motion and is currently preparing its response to the joint motion. The NMPUC has not acted on the joint motion at this time.

Filing Relating to Termination of Gas Merchant Function

As previously reported, in the February 13 order in the cost of gas case, the NMPUC ordered the Company to make a separate filing addressing the terms and conditions under which the Company would consider exiting the merchant function and to identify any compelling issues that should be brought to the attention of the NMPUC relating to exiting the merchant function. Since the cost of gas is passed through to customers, the Company does not make a profit on this service.

In March 1997, the Company filed its response in NMPUC Case No. 2760. In the filing, the Company asserted that all customers should have the option to choose their natural gas supplier, advocating that, ultimately, customer choice should dictate whether the Company's gas operation retains its merchant function. Currently, all customers may choose to become transportation customers on the Company's distribution system, but nearly all residential and most small commercial customers receive bundled sales service. In June 1997, the Company formed a working group, consisting of customers, the AG, the NMPUC staff, the Company and gas marketers, to determine what is needed to increase competition and more fully develop supplier choice for sales customers. As a result, on June 30, 1997, the Company filed a Stipulation entered into with some of the working group participants that outlined interim measures to facilitate the choice of transportation service by small commercial and residential customers to be in place by next winter. The Company has also proposed that long-term solutions to issues raised by the working group be addressed by the working group on the Company's new gas rate case. The NMPUC staff and AG opposed the Stipulation, principally based on concerns with proper gas cost allocation. A hearing was held with the NMPUC on the Stipulation on July 17, 1997, but was recessed until August 1, 1997 to enable the parties to attempt resolution of the contested issues. (See Part I, Item 2. -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- OTHER ISSUES FACING THE COMPANY -- Filing Relating to Termination of Gas Merchant Function" in the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1997.)

The hearing was resumed on August 1, 1997. Based on several changes in the Stipulation, only the AG opposed the implementation of the Stipulation. On August 18, 1997, the NMPUC entered an order adopting and approving the Stipulation. In addition, the NMPUC ordered the docket not be closed so that it could review the implementation of the Gas Choice program. In its order, the NMPUC stated that after the first year of the program, marketers should have the option of sending their own bills. The Company sought rehearing of the NMPUC's order for the limited purpose of requesting the NMPUC to strike the statement relating to marketers sending their own bills. The AG also sought rehearing on these and other grounds. On October 6, 1997, the NMPUC issued an order withdrawing the statement regarding billing after August 1998.

The Gas Choice program as it pertains to sale or transportation of gas should not affect the Company's financial condition or results of operations. In addition, pursuant to the NMPUC order issued on August 18, 1997, the Company has the right to request recovery of any prudently incurred costs associated with the implementation of the Gas Choice program.

Purchased Gas Adjustment Clause ("PGAC")

On July 3, 1997, the Company submitted a filing with the NMPUC seeking approval to modify the method pursuant to which it recovers its gas costs through the PGAC. After discussions with interested parties, on September 15, 1997, the Company filed an amended application modifying its original proposed gas cost recovery mechanism. This mechanism would enable the Company to better levelize the price that it charges its customers during the winter heating season. In addition, the Company sought authority to offer a fixed priced option for up to 20,000 customers. This option provides one fixed price which will remain in effect for up to one year, regardless of market conditions. The NMPUC has set a hearing for October 28, 1997, but has deferred the hearing on the fixed price option at this time. Based on this, the Company may not be able to offer a fixed price option this year. The Company expects the new levelized mechanism to be in place for the upcoming winter heating season if approved by the NMPUC. Hearings were held before the NMPUC on October 28, 1997. At the hearings, the parties to the case agreed to bifurcate the fixed price option and requested the NMPUC set a schedule that would allow a final order to be issued regarding the fixed price option in the second quarter of 1998. As a result, the Company will not be able to offer the proposed fixed price option this year. The NMPUC indicated that its final order regarding the Company's proposed levelized price mechanism will be issued on November 3, 1997.

Coal Supply

The coal requirements for SJGS are being supplied by San Juan Coal Company ("SJCC"), a wholly owned subsidiary of BHP Minerals International, Inc., from certain Federal, state and private coal leases under a Coal Sales Agreement, pursuant to which SJCC will supply processed coal for operation of SJGS until 2017. The primary sources of coal are a mine adjacent to SJGS and a mine located approximately 25 miles northeast of SJGS in the La Plata area of northwestern New Mexico. During the third quarter of 1997, the Company was notified by SJCC of certain audit exceptions identified by the Minerals Management Service for the period 1986 through 1997. These exceptions pertain to the valuation of coal for purposes of calculating the Federal coal royalty. Primary issues include whether coal processing and transportation costs should be included in the base value of La Plata coal for royalty determination. In addition, the Company has been notified of claims by a private royaltyholder involving royalty valuation at the La Plata Mine. The Company is currently assessing the potential impact to the Company and the validity of the audit exceptions and claims.

Wholesale Marketing Activities

As previously reported, the Company's strategy for dealing with competition in the changing market place includes pursuing growth through new business opportunities. In pursuing new business opportunities, the Company is focusing on energy and utility related activities under its Energy Services Business Unit. (See Part II, Item 7. -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATION  --  OVERVIEW  --  Competitive
Strategy" in the 1996 Form 10-K.) The Company is also pursuing growth from its more traditional wholesale power marketing activities.

Under the Bulk Power Services Business Unit, the Company's Wholesale Power Marketing area is seeking to expand its historical power sales opportunities by increasing its trading activities in wholesale power markets outside of New Mexico. As of September 30, 1997, total wholesale power sales are projected to increase by 30% over 1996 levels. Forty-seven percent of the total off-system sales made through September 30, 1997, were from off-system power purchases compared to 37% in all of 1996. The Company plans to continue to grow as a wholesale power commodity trader in the region.

Under the Energy Services Business Unit, the Company's PNM Energy Marketing ("PNMEM") division has been established. PNMEM is currently trading natural gas in wholesale markets outside of New Mexico. As of September 30, 1997, PNMEM served over 120 end-use facilities in California and has many industrial and utility customer commitments throughout the Pacific Northwest, Rocky Mountain and Mid-continent regions. The gas contract portfolio as of September 30, 1997, includes fixed-price sale commitments totaling approximately 8.8 million MMBtu. Most of these commitments are concentrated in the coming winter and spring months. PNMEM's gas contract portfolio currently extends through June 1999.

The corporate risk management area measures the risk in the Company's commodity portfolios in accordance with the "value-at-risk" methodology. This methodology uses forward price curves in the energy markets to estimate the size and probability of future potential losses. The corporate risk management area also monitors compliance with policies approved by the Board, relating to its trading activities. The Company actually manages its risk exposure using physical commodity contracts.

Year "2000" Computer Programming Issues

As a result of the information processing challenges associated with the upcoming millennium change, the Company is assessing the impact of the Year 2000 issue on its operations, including the development of cost estimates for, and the extent of programming changes required to address this issue. It is anticipated that a substantial portion of the total costs to correct the Year 2000 problem will be incurred over the next two years and will be expensed as incurred. The Company expects to complete its Year 2000 cost estimates during 1998 and does not expect these costs to have a significant impact on the Company's ongoing results of operations.

San Diego Gas and Electric Company ("SDG&E")

As previously reported, the Company has a contract with SDG&E which requires SDG&E to purchase 100 MW from the Company through April 2001. On October 27, 1993, SDG&E filed a complaint with the Federal Energy Regulatory Commission ("FERC") against the Company, alleging that certain charges under the 1985 power purchase agreement were unjust, unreasonable and unduly discriminatory. On March 18, 1996, SDG&E filed a second complaint with the FERC against the Company, again alleging that charges under the agreement were unjust, unreasonable and unduly discriminatory. SDG&E has requested the FERC, in both complaints, to investigate charges under the agreement. (See PART I, ITEM 1. -- "BUSINESS -- ELECTRIC OPERATIONS -- Sources of Power" in the 1996 Form 10-K.)

On August 22, 1997, SDG&E filed a third complaint with the FERC against the Company, again alleging that charges under the agreement were unjust, unreasonable and unduly discriminatory. SDG&E is again requesting that the FERC investigate charges under the agreement. The Company responded to the third complaint on September 29, 1997. The relief sought by SDG&E under the third complaint is similar to that requested under the first and second complaints. The refund period requested in the third complaint, if granted, would extend for a fifteen month period beginning October 21, 1997. The FERC has not issued a ruling on any of the three complaints and has not indicated when or if any of these complaints will be considered. The relief, as a result of all three complaints, if granted, would reduce annual demand charges paid by SDG&E by approximately $11 million per year from the date of the ruling through April 2001, and could result in a refund of approximately $25 to $30 million as of September 30, 1997. The Company believes that all three of the complaints are without merit and intends to vigorously resist all three complaints.

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Federal Deposit Insurance Corporation ("FDIC") Litigation, formerly Resolution Trust Corporation ("RTC") Litigation ("MDL-995")

As previously reported, in April 1996, the Company and representatives of certain current and former employees of the Company or Meadows Resources, Inc., a wholly-owned subsidiary of the Company ("BCD parties") and the FDIC met with a mediator to continue settlement discussions. The mediation session resulted in an agreement to settle the case for approximately $5.8 million, approximately $3.1 million of which would be paid by the Company and the remainder to be paid by insurance covering the BCD parties. Settlement documents were executed as of July 3, 1997, and a motion seeking United States District Court ("Court") for the District of Arizona approval of the settlement was filed on July 23, 1997. (See PART I, ITEM 3. -- "LEGAL PROCEEDINGS -- OTHER PROCEEDINGS" in the 1996 Form 10-K and PART II, ITEM 1. -- "LEGAL PROCEEDINGS -- Federal Deposit Insurance Corporation ("FDIC") Litigation, formerly Resolution Trust Corporation ("RTC") Litigation ("MDL-995")" in the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1997.)

On September 11, 1997, the Court entered judgment approving the settlement without objection. After allowing for extended periods for possible appeal, which is considered remote, it is expected that authorization to disburse settlement funds, which were previously placed in escrow, will be provided after December 10, 1997. After consideration of established reserves, there will be no material adverse effect on the Company's financial condition or results of operations. The Company continues to believe that all of the claims made by the FDIC in this case are without merit but, for business reasons, believes that the settlement is in the best interest of the Company. The Company did not concede to any wrongdoing in the settlement.

For  a  discussion  of  other  legal  proceedings,   see  PART  1,  ITEM  2.  --
"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- OTHER ISSUES FACING THE COMPANY".

ITEM 5.  OTHER INFORMATION

Cobisa-Person Limited Partnership ("PLP")

As previously reported, the Company anticipates the need for approximately 100 to 200 MW of additional capacity in the 1998 through 2000 timeframe. To meet this need, on October 4, 1996, the Company entered into a long-term power purchase contract with the PLP to purchase approximately 100 MW of unit contingent peaking capacity from a gas turbine generating unit for a period of 20 years, with an option to renew for an additional five years. The gas turbine generating unit will be constructed and operated by the PLP and will be located on the Company's retired Person Generating Station site located in Albuquerque, New Mexico. The site for the generating unit was chosen, in part, to provide needed benefits to the Company's constrained transmission system. (See PART I, ITEM 1. -- "BUSINESS -- ELECTRIC OPERATIONS -- Sources of Power" in the 1996 Form 10-K.)

A hearing before the NMPUC regarding this case was held on August 28, 1997, and on September 30, 1997, the NMPUC issued a final order approving the application. The final order also included approval of a stipulated settlement agreement ("Stipulation") which had earlier been entered into among the Company, the PLP and the NMPUC staff to resolve certain issues raised in this proceeding. The Stipulation included, among other things, a provision wherein the Company committed, in cooperation with the NMPUC staff, to the development and evaluation of a request for proposal for purchase of approximately 5 MW of capacity from solar generation resources. The Company would not be obligated to build such a unit or commit to such a power purchase agreement prior to NMPUC approval of a full-recovery mechanism that would not put the Company at a competitive disadvantage.

Depending on the regulatory timing of the FERC approval and securing of necessary permits, construction of the gas turbine generating unit could start in August 1998 with commercial operation beginning by May 1999. The operational date was chosen to satisfy both resource and transmission needs anticipated for the Company's jurisdictional load. Certain actions from the FERC will be required, including approval of PLP's status as an "exempt wholesale generator" under Section 32 of the Public Utility Holding Company Act.

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

The settlement agreement has been approved by all participants at Four Corners, the Navajo Nation Tribal Council and the United States Departments of Interior and Justice. Final execution of the settlement is expected during the fourth quarter of 1997. Under the agreement, the Company will receive a refund of approximately $3.1 million (approximately $2.8 million in cash and the remainder in fuel expense credit during the fourth quarter of 1997) and will be committed to making certain future payments to the Navajo Nation in lieu of certain taxes that were in dispute. The payment obligation extends through the term of the lease and is approximately sixty percent of the previous tax payment made under protest in escrow by the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits:

    3.1  *    Restated Articles of Incorporation of the Company, as amended through May 10, 1985

    3.2  *    By-laws of Public Service Company of New Mexico With All
              Amendments to and including December 5, 1994

  10.45.1**   First Amendment to the First Restated and Amended Public Service
              Company of New Mexico Performance Stock Plan dated August 12, 1997

   15.0       Letter Re: Unaudited Interim Financial Information

   27         Financial Data Schedule

   * The Company hereby incorporates the exhibits by reference pursuant to Exchange Act Rule 12b-32 and Regulation S-K, Section 10, paragraph (d).

   ** Designates each management contract or compensatory plan or arrangement required to be identified pursuant to paragraph 3 of Item 14 (a) of Form 10-K.

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

                                  PUBLIC SERVICE COMPANY OF NEW MEXICO
                                  ------------------------------------
                                                (Registrant)



Date:  October 30, 1997                       /s/ Donna M. Burnett
                                  --------------------------------------------
                                                 Donna M. Burnett
                                             Corporate Controller and
                                             Chief Accounting Officer
                                  (Officer duly authorized to sign this report)