Form 10-K
period 1997-12-31
PUBLIC SERVICE CO OF NEW MEXICO
filed 1998-02-23
CIK 81023

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1997      Commission File Number 1-6986



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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES x/ NO

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

   The total number of shares of the Company's Common Stock outstanding as of January 31, 1997 was 41,774,083. On such date, the aggregate market value of the voting stock held by non-affiliates of the Company, as computed by reference to the New York Stock Exchange composite transaction closing price of $22 5/8 per share reported by the Wall Street Journal, was $945,138,628.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the following document are incorporated by reference into the indicated part of this report:

      Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the annual meeting of stockholders to be held on April 28, 1998--PART III.

================================================================================


                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
GLOSSARY...............................................................     iv

                                     PART I
ITEM 1. BUSINESS.......................................................      1
          THE COMPANY..................................................      1
          ELECTRIC OPERATIONS..........................................      1
            Service Area and Customers.................................      1
            Power Sales................................................      2
            Sources of Power...........................................      3
            Fuel and Water Supply......................................      4
          NATURAL GAS OPERATIONS
            Service Area and Customers.................................      7
            Natural Gas Supply.........................................      8
            Natural Gas Sales..........................................      9
          ENERGY SERVICES BUSINESS UNIT OPERATIONS.....................     10
          RATES AND REGULATION.........................................     10
            Gas Rates and Regulation...................................     10
            Electric Rates and Regulation -NMPUC.......................     12
            Electric Rates and Regulation-FERC.........................     13
            Proposed Rulemakings.......................................     15
            PRC .......................................................     15
          ENVIRONMENTAL FACTORS........................................     16

ITEM  2. PROPERTIES....................................................     17
           ELECTRIC....................................................     17
             Fossil-Fueled Plants......................................     18
             Nuclear Plant.............................................     18
             Other Electric Properties.................................     21
            NATURAL GAS................................................     21
            OTHER INFORMATION..........................................     21

ITEM  3. LEGAL PROCEEDINGS.............................................     21
           PVNGS WATER SUPPLY LITIGATION...............................     21
           SAN JUAN RIVER ADJUDICATION.................................     22
           OTHER PROCEEDINGS...........................................     22
             Republic Savings Bank ("RSB") Litigation..................     22
             Four Corners..............................................     23

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........     23

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE COMPANY...................     24

                                     PART II

ITEM  5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS........................................      26

ITEM  6. SELECTED FINANCIAL DATA......................................      27

ITEM  7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS........................      28

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................     F-1

ITEM  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE........................     E-1

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY..............     E-1

ITEM 11. EXECUTIVE COMPENSATION.......................................     E-1

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT.................................................     E-1

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............     E-1

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
           ON FORM 8-K................................................     E-1

SIGNATURES............................................................    E-21

                                  GLOSSARY


AG................................   New Mexico Attorney General
Anaheim...........................   City of Anaheim, California
APPA..............................   Arizona Power Pooling Association
APS...............................   Arizona Public Service Company
BHP...............................   BHP Minerals International, Inc.
BLM...............................   Bureau of Land Management
BTU...............................   British Thermal Unit
decatherm.........................   1,000,000 BTUs
DOE...............................   United States Department of Energy
EIP...............................   Eastern Interconnection Project
El Paso...........................   El Paso Electric Company
EPA...............................   United States Environmental Protection
                                       Agency
EPNG..............................   El Paso Natural Gas Company
FASB..............................   Financial Accounting Standards Board
Farmington........................   City of Farmington, New Mexico
FERC..............................   Federal Energy Regulatory Commission
Four Corners......................   Four Corners Power Plant
FPPCAC............................   Fuel and Purchased Power Cost
                                       Adjustment Clause
Gathering Company.................   Sunterra Gas Gathering Company, a
                                       wholly-owned  subsidiary  of the
                                       Company
Kv................................   Kilovolt
KW................................   Kilowatt
KWh...............................   Kilowatt Hour
Los Alamos........................   The County of Los Alamos, New Mexico
mcf...............................   Thousand cubic feet
Meadows...........................   Meadows Resources, Inc., a wholly-owned
                                       subsidiary of the Company
M-S-R.............................   M-S-R Public Power Agency, a California
                                       public power agency
MW................................   Megawatt
MWh...............................   Megawatt Hour
NMED..............................   New Mexico Environment Department
NMPUC.............................   New Mexico Public Utility Commission
NRC...............................   United States Nuclear Regulatory Commission
OCD...............................   New Mexico Oil Conservation Division
PGAC..............................   PNMGS' Purchased Gas Adjustment Clause
PNMGS.............................   Public Service Company of New Mexico Gas
                                        Services, a division of the Company
PRC...............................   Public Regulation Commission
Processing Company................   Sunterra Gas Processing Company, a
                                        wholly-owned   subsidiary   of  the
                                        Company
PVNGS.............................   Palo Verde Nuclear Generating Station
RCRA..............................   Resource Conservation and Recovery Act
Reeves Station....................   Reeves Generating Station
Salt River Project................   Salt River Project Agricultural Improvement
                                        and Power District
SCE...............................   Southern California Edison Company
SCPPA.............................   Southern California Public Power Authority
SDG&E.............................   San Diego Gas and Electric Company

SEC...............................   Securities and Exchange Commission
SJCC..............................   San Juan Coal Company
SJGS..............................   San Juan Generating Station
SPS...............................   Southwestern Public Service Company
TNP...............................   Texas-New Mexico Power Company
throughput........................   Volumes of gas delivered, whether or not
                                       owned by PNMGS
Tucson............................   Tucson Electric Power Company
UAMPS.............................   Utah Associated Municipal Power Systems
USBR..............................   United States Bureau of Reclamation
USEC..............................   United States Enrichment Corporation
Williams..........................   Williams Gas Processing-Blanco, Inc., a
                                       subsidiary   of   the   Williams   Field
                                       Services Group, Inc., of Tulsa, Oklahoma

                                     PART I

ITEM 1.  BUSINESS
                                   THE COMPANY

        Public Service Company of New Mexico (the "Company") was incorporated in the State of New Mexico in 1917 and has its principal offices at Alvarado Square, Albuquerque, New Mexico 87158 (telephone number 505-241-2700). The Company is a public utility primarily engaged in the generation, transmission, distribution and sale of electricity and in the transmission, distribution and sale of natural gas within the State of New Mexico. In addition, in pursuing new business opportunities, the Company is focusing on energy and utility related activities under its Energy Services Business Unit. The Company is also operating the City of Santa Fe's water system. (See PART II, ITEM 7. -
"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - OVERVIEW - Competitive Strategy".)

        The total population of the area served by one or more of the Company's utility services is estimated to be approximately 1.3 million, of which 52.1% live in the greater Albuquerque area.

        For the year ended December 31, 1997, the Company derived 63.6% of its operating revenues from electric operations, 26.0% from natural gas operations and 10.4% from energy services operations.

        As of December 31, 1997, the Company employed 2,789 persons.

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

        The Company provides retail electric service to a large area of north central New Mexico, including the cities of Albuquerque, Santa Fe, Rio Rancho, Las Vegas, Belen and Bernalillo. The Company also provides retail electric service to Deming in southwestern New Mexico and to Clayton in northeastern New Mexico. As of December 31, 1997, approximately 349,000 retail electric customers were served by the Company, the largest of which accounted for approximately 3.8% of the Company's total electric revenues for the year ended December 31, 1997.

        The Company holds 20 long-term, non-exclusive franchise agreements for its electric retail operations, expiring between August 1998 and November 2028. These franchises are agreements that provide the Company access to public rights-of-way for placement of the Company's electric facilities. The City of Albuquerque (the "COA"), Bernalillo County and the City of Las Vegas franchises expired in 1992, 1997 and 1996, respectively. Customers in the area covered by the expired franchises represent approximately 40.2%, 8.6% and 1.2%, respectively, of the Company's 1997 total electric operating revenues, and no other franchise area represents more than 6.1%. The Company continues to collect and pay franchise fees to both the COA and the City of Las Vegas. The Company currently does not pay franchise fees to Bernalillo County. The Company remains obligated under state law to provide service to customers in the franchise area even in the absence of a franchise agreement.

Power Sales

        For the years 1993 through 1997, retail KWh sales have grown at a compound annual rate of approximately 4.7%. The Company's system and off-system sales (revenues and energy consumption) and system peak demands in summer and winter are shown in the following tables:

                            ELECTRIC SALES BY MARKET
                             (Thousands of dollars)

                                        1997       1996       1995       1994       1993
                                        ----       ----       ----       ----       ----

Retail ............................   $519,504   $507,821   $485,568   $506,286   $471,099
Firm-requirements wholesale .......   $ 10,690   $ 12,359   $ 20,282   $ 22,296   $ 18,468
Other contracted off-system sales..   $118,876   $ 86,689   $ 43,158*  $ 54,862*  $ 56,214*
Economy energy sales ..............   $ 55,768   $ 22,281   $ 17,509*  $ 19,663*  $ 25,213*

* Due to the provision for the loss associated with the M-S-R contingent power purchase contract recognized in 1992, revenues from other contracted off-system sales and economy energy sales were reduced by a total of $7.3 million, $25.0 million and $20.5 million in 1995, 1994 and 1993, respectively.


                            ELECTRIC SALES BY MARKET
                                (Megawatt hours)

                                        1997        1996        1995        1994        1993
                                        ----        ----        ----        ----        ----

Retail ............................   6,534,899   6,406,296   6,029,365   5,953,151   5,446,788
Firm-requirements wholesale .......     278,727     282,534     447,629     489,182     342,137
Other contracted off-system sales..   3,790,081   2,928,321     594,367   1,403,480   1,450,966
Economy energy sales ..............   2,716,835   1,364,365   1,548,517   1,469,271   1,582,113


                               SYSTEM PEAK DEMAND*
                                   (Megawatts)

                           1997        1996        1995        1994      1993
                           ----        ----        ----        ----      ----

Summer...................  1,209       1,217       1,247       1,189     1,104
Winter...................  1,142       1,111       1,076       1,040       982

*System peak demand relates to retail and firm-requirements wholesale customers only.

        The Company's wholesale power marketing area continues to increase its trading activities. During 1997 and 1996, the Company's sales in the off-system markets accounted for approximately 48.9% and 39.1%, respectively, of its total KWh sales and approximately 24.8% and 17.3%, respectively, of its total revenues from energy sales. Of the total off-system sales made in 1997, 47% were transacted through purchases for resale as compared to 37% in 1996. However, the Company continues to be committed to increasing its utilization of its major generation capacity at SJGS, Four Corners and PVNGS. Capacity factors for these generating stations were 81.4%, 74.8% and 90.6%, respectively, in 1997, as compared to 80.2%, 75.9% and 89.1%, respectively, in 1996. During 1997, the Company's major off-system sales contracts in effect were with SDG&E and APPA.

        The SDG&E contract requires SDG&E to purchase 100 MW from the Company through April 2001. SDG&E has filed three separate complaints with the FERC against the Company, alleging that certain charges under the 1985 power purchase agreement were unjust, unreasonable and unduly discriminatory. See PART II, ITEM
7. - "MANAGEMENT'S DISCUSSION AND ANAYLSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - OTHER ISSUES FACING THE COMPANY REGULATORY ISSUES - SDG&E's Complaints".

        The APPA contract requires APPA to purchase varying amounts of power from the Company through May 2008 and allows APPA to make adjustments to the purchase amounts subject to certain notice provisions. APPA provided notice that it was invoking its option to reduce its power demand in 1997. This resulted in a peak demand in 1997 of 89 MW. APPA invoked the same option to reduce its power demand in 1998 to 89 MW.

        The Company furnished firm-requirements wholesale power in New Mexico in 1997 to the cities of Farmington and Gallup, and TNP. The Company is committed to provide service to the City of Gallup through April 2003. Average monthly demands under the City of Gallup contract for 1997 were approximately 26 MW. TNP may adjust its annual demand between 15 MW and 40 MW with one year's notice and may terminate service with two years' notice. During 1997, TNP purchased 15 MW and gave notice that it will continue to purchase 15 MW in 1998. TNP has also provided notice of its intent to terminate service after 1998. No firm-requirements wholesale customer accounted for more than 1.1% of the Company's total electric operating revenues for the year ended December 31, 1997.

Sources of Power

        As of December 31, 1997, the total net generation capacity of facilities owned or leased by the Company was 1,506 MW.

        In addition, the Company has a power purchase contract with SPS for up to 200 MW, expiring in May 2011. The Company may reduce its purchases from SPS by 25 MW annually upon three years' notice. The Company provided such notice to reduce the purchase by 25 MW in 1999 and by an additional 25 MW in 2000. Also, the Company has 39 MW of contingent capacity obtained from El Paso under a transmission capacity for generation capacity trade arrangement that increases up to 70 MW from 1998 through 2003. In addition, the Company is interconnected with various utilities for economy interchanges and mutual assistance in emergencies. Additionally, the Company has been actively trading in the wholesale power market and has entered into and anticipates that it will continue to enter into short-term power purchases to accommodate the trading activity.

        The Company anticipates the need for approximately 100 to 200 MW of additional capacity in the 1998 through 2000 timeframe. To meet this need, in 1996, the Company entered into a long-term power purchase contract with the Cobisa-Person Limited Partnership ("PLP") to purchase approximately 100 MW of unit contingent peaking capacity from a gas turbine generating unit for a period of 20 years, with an option to renew for an additional five years. The gas turbine generating unit will be constructed and operated by the PLP and will be located on the Company's retired Person Generating Station site located in Albuquerque, New Mexico. The site for the generating unit was chosen, in part, to provide needed benefits to the Company's constrained transmission system. In October 1996, the Company filed a request for approval from the NMPUC. The NMPUC issued a final order approving the application in September 1997. The final order also included approval of a stipulated settlement agreement ("Stipulation") which had earlier been entered into among the Company, the PLP and the NMPUC staff to resolve certain issues raised in this proceeding. The Stipulation included, among other things, a provision wherein the Company committed, in cooperation with the NMPUC staff, to the development and evaluation of a request for proposal ("RFP") for purchase of approximately 5 MW of capacity from solar generation resources. The Company would not be obligated to build such a unit or commit to such a power purchase agreement prior to NMPUC approval of a full-recovery mechanism that would not put the Company at a competitive disadvantage.

        The NMPUC docketed a new case to follow the progress of the RFP and address the issue of full-cost recovery. The RFP was issued on January 16, 1998. Proposals are due on March 24, 1998. It is expected that contracts with successful bidders will be signed by June 6, 1998, in order to facilitate the NMPUC hearing on full-cost recovery, which has been scheduled for June 15, 1998.

        On December 23, 1997, the PLP received FERC approval for "exempt wholesale generator" status with respect to the gas turbine generating unit, as defined in Section 32 of the Public Utility Holding Company Act. Under the power purchase agreement, construction of the gas turbine generating unit was scheduled to begin in August 1998, with commercial operation and power delivery scheduled in May 1999. The operation date was originally chosen to satisfy both resource and transmission needs anticipated for the Company's jurisdictional load. However, a reduction in the Company's load forecast for 1999 combined with technical issues concerning one of the candidate gas turbines has lead the Company and PLP to consider a nine to twelve month delay in the operation date.

        In addition to the long-term power purchase contract with the PLP, the Company is pursuing other options to ensure its additional capacity needs are met.

Fuel and Water Supply

        The percentages of the Company's generation of electricity (on the basis of KWh) fueled by coal, nuclear fuel and gas and oil, and the average costs to the Company of those fuels (in cents per million BTU), during the past five years were as follows:

                       Coal                Nuclear              Gas and Oil
                -------------------  --------------------  --------------------
                Percent of  Average  Percent of   Average  Percent of   Average
                ----------  -------  ----------   -------  ----------   -------

 1993..........    72.9      164.7      26.7       58.1       0.4        331.7
 1994..........    72.0      162.9      27.8       58.5       0.2        321.7
 1995..........    67.9      168.3      31.9       49.1       0.2        242.2
 1996..........    68.9      159.3      30.4       49.7       0.7        238.2
 1997..........    68.1      152.7      31.1       48.3       0.8        326.6

        The estimated generation mix for 1998 is 69.4% coal, 29.7% nuclear and .9% gas and oil. Due to locally available natural gas and oil supplies, the utilization of locally available coal deposits and the generally abundant supply of nuclear fuel, the Company believes that adequate sources of fuel are available for its generating stations.

Coal
        The coal requirements for SJGS are being supplied by SJCC, a wholly-owned subsidiary of BHP, from certain Federal, state and private coal leases under a Coal Sales Agreement, pursuant to which SJCC will supply processed coal for operation of SJGS until 2017. BHP guaranteed the obligations of SJCC under the agreement, which contemplates the delivery of approximately 107 million tons of coal during its remaining term. Such amount would supply substantially all the requirements of SJGS through approximately 2017. The primary sources of coal are a mine adjacent to SJGS and a mine located approximately 25 miles northeast of SJGS in the La Plata area of northwestern New Mexico. On September 1, 1995, the parties executed an amendment to the Coal Sales Agreement. The amendment provides for flexibility in coal sourcing. Mining operations are being shifted over time to the La Plata Mine and several other sources including the expanded La Plata reserves and a new lease contiguous with the existing San Juan Mine. While the savings in fuel cost over the life of the contract are continuing to be developed, it is currently estimated that the Company will save approximately $186 million of coal fuel costs during the period 1998 through 2005. The average cost of fuel, including ash disposal and land reclamation costs, for SJGS for the years 1995, 1996 and 1997 was 184.6 cents, 167.0 cents and 164.2 cents, respectively, per million BTU ($35.75, $32.18 and $31.59 per ton, respectively). For other information related to coal requirements, see PART II, ITEM 7. - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - OTHER ISSUES FACING THE COMPANY
- COAL FUEL SUPPLY".

        Four Corners is supplied with coal under a fuel agreement between the owners and BHP, under which BHP agreed to supply all the coal requirements for the life of the plant. BHP holds a long-term coal mining lease, with options for renewal, from the Navajo Nation and operates a surface mine adjacent to Four Corners with the coal supply expected to be sufficient to supply the units for their estimated useful lives. The average cost of fuel, including ash disposal and land reclamation costs, for the years 1995, 1996 and 1997 at Four Corners was 113.4 cents, 125.9 cents and 100.1 cents, respectively, per million BTU ($20.04, $22.90 and $17.77 per ton, respectively). The 1997 reduction in the average cost of fuel reflects the settlement of certain issues between APS, the operating agent, and the Navajo Nation regarding the computation of royalties due on the sales of coal and possessory interest taxes paid by the Four Corners coal supplier.

Natural Gas

        The natural gas used as fuel for the Company's Albuquerque electric generating plant (Reeves Station) is delivered by PNMGS. (See "NATURAL GAS OPERATIONS".) In addition to rate changes under filed tariffs, the Company's cost of gas increases or decreases according to the average cost of the gas supply.

Nuclear Fuel

        The fuel cycle for PVNGS is comprised of the following stages: (1) the mining and milling of uranium ore to produce uranium concentrates; (2) the conversion of uranium concentrates to uranium hexafluoride; (3) the enrichment of uranium hexafluoride; (4) the fabrication of fuel assemblies; (5) the utilization of fuel assemblies in reactors; and (6) the storage of spent fuel and the disposal thereof. The Company has made arrangements through contract flexibilities to obtain quantities of uranium concentrates anticipated to be sufficient to meet its share of uranium concentrates requirements through 2000. Existing contracts and options could be utilized to meet 80% of such requirements in 2001 and 2002 and 50% of requirements from 2003 through 2007. Spot purchases in the uranium market will be made, as appropriate, in lieu of any uranium that might be obtained through contract flexibilities and options. The Company understands that the other PVNGS participants have made comparable arrangements for their uranium concentrates requirements. The PVNGS participants, including the Company, contracted for all conversion services required with options through 1998 and for up to 60% through 2002. The PVNGS participants, including the Company, also have an enrichment services contract with USEC which obligates USEC to furnish enrichment services required for the operation of the three PVNGS units over a term expiring in September 2002, with options to continue through September 2007. In addition, existing contracts will provide fuel assembly fabrication services until at least 2003 for each PVNGS unit, and through contract options, approximately fifteen additional years are available.

        Existing spent fuel pool storage facilities at PVNGS have sufficient capacity with certain modifications to store all fuel expected to be discharged from normal operation of all of the PVNGS units through at least the year 2002. Pursuant to the Nuclear Waste Policy Act of 1982, as amended in 1987 (the "Waste Act"), DOE is obligated to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by all domestic power reactors. The NRC, pursuant to the Waste Act, also requires operators of nuclear power reactors to enter into spent fuel disposal contracts with DOE. APS, on its own behalf and on behalf of the other PVNGS participants, executed a spent fuel disposal contract with DOE. Under the Waste Act, DOE was to develop the facilities necessary for the storage and disposal of spent nuclear fuel and to have the first such facility in operation by 1998. The facility was to be a permanent repository, but DOE has announced that such a repository now cannot be completed before 2010. In July 1996, the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") ruled that the DOE had an obligation to start disposing of spent nuclear fuel no later than January 31, 1998. By way of letter dated December 17, 1996, DOE informed contract holders, including APS, that it would be unable to begin acceptance of spent nuclear fuel for disposal in a repository or interim storage facility by January 31, 1998. In November 1997, the D.C. Circuit issued a writ of mandamus precluding DOE from excusing its own delay on the grounds that DOE has not yet prepared a permanent repository or interim storage facility. Several bills have been introduced in Congress contemplating the construction of a central interim storage facility which could be available in the latter part of the current decade; however, there is resistance to certain features of these bills both in Congress and the Administration.

        Facility funding is a further complication. While all nuclear utilities pay into a nuclear waste fund an amount calculated on the basis of the output of their respective plants, the annual Congressional appropriations for the permanent repository have been for amounts less than the amounts paid into the waste fund (the balance of which is being used for other purposes) and, according to DOE spokespersons, may now be at a level less than needed to achieve a 2010 operational date for a permanent repository. No funding will be available for a central interim facility until one is authorized by Congress.

         APS indicated that it has storage capacity in existing fuel storage pools at PVNGS which, with certain modifications, could accommodate all fuel expected to be discharged from normal operation of PVNGS through about 2002, and believes it could augment that wet storage with new facilities for on-site dry storage of spent fuel for an indeterminate period of operation beyond 2002, subject to obtaining any required governmental approvals. APS currently believes that spent fuel storage or disposal methods will be available for use by PVNGS to allow its continued operation beyond 2002.

        A low-level radioactive waste facility built in 1995 at the PVNGS site could store an amount of waste equivalent to 10 years of normal operation of PVNGS. Although some low-level waste has been stored on-site, APS is currently shipping low-level waste to off-site facilities. APS currently believes that interim low-level waste storage methods are or will be available for use by PVNGS to allow its continued operation and to safely store low-level waste until a permanent facility is available.

        While believing that scientific and financial aspects of the issues of spent fuel and low-level waste storage and disposal can be resolved satisfactorily, the Company acknowledges that their ultimate resolution in a timely fashion will require political resolution and action on national and regional scales which it is less able to predict.

Water Supply

        Water for Four Corners and SJGS is obtained from the San Juan River. (See ITEM 3. - "LEGAL PROCEEDINGS - SAN JUAN RIVER ADJUDICATION".) BHP holds rights to San Juan River water and has committed a portion of such rights to Four Corners through the life of the project. The Company and Tucson have a contract with the USBR ("USBR Contract") for consumption of 16,200 acre feet of water per year for SJGS, which contract expires in 2005, and in addition, the Company was granted the authority to consume 8,000 acre feet of water per year under a state permit that is held by BHP. The Company is of the opinion that sufficient water is under contract for SJGS through 2005.

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

        The Company has continued its discussions with the Navajo Nation to resolve their concerns relating to the Company's proposed renewal of the water contract with the USBR for SJGS. On March 27, 1997, the Resource Committee of the Navajo Nation Tribal Council approved an agreement that committed the parties to good faith negotiations on the water supply for SJGS for a period of ninety days. The agreement also acknowledged that the water supply issues must be resolved in connection with the Company's support of the resolution of the issues raised by BHP concerning the Navajo Nation's proposed selection of certain mining properties within San Juan and La Plata mines pursuant to the Navajo-Hopi Land Settlement Act of 1974. (See PART II, ITEM 7. - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - OTHER ISSUES FACING THE COMPANY - COAL FUEL SUPPLY".) The Company and counsel for the Navajo Nation have recently agreed to continue negotiations until April 1, 1998. The Company is currently unable to predict the outcome of these discussions.

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

        Sewage effluent used for cooling purposes in the operation of the PVNGS units has been obtained under contracts with certain municipalities in the area. The contracted quantity of effluent exceeds the amount required for the three PVNGS units. The validity of these effluent contracts is the subject of litigation in state and Federal courts. (See ITEM 3. - "LEGAL PROCEEDINGS - PVNGS WATER SUPPLY LITIGATION".)

                             NATURAL GAS OPERATIONS

Service Area and Customers

        The Company's gas operating division, PNMGS, distributes natural gas to most of the major communities in New Mexico, including Albuquerque and Santa Fe, serving approximately 410,000 customers as of December 31, 1997. The Albuquerque metropolitan area accounts for approximately 55.2% of the total sales-service customers. PNMGS holds long-term, non-exclusive franchises with varying expiration dates in all incorporated communities requiring franchise agreements. The Company is currently negotiating with the COA to extend the franchise agreement which is scheduled to expire on February 28, 1998. PNMGS' customer base includes both "sales-service" customers and "transportation-service" customers. Sales-service customers purchase natural gas and receive transportation and delivery services from PNMGS for which PNMGS receives both cost-of-gas and cost-of-service revenues. Cost-of-gas revenues collected from on-system sales-service customers are a recovery of the cost of purchased gas in accordance with NMPUC rules and regulations and do not affect the net earnings of the Company. Additionally, PNMGS makes occasional gas sales to off-system customers. Off-system sales deliveries generally occur at interstate pipeline interconnects with PNMGS' system. Transportation-service customers, who procure gas independently of PNMGS and contract with PNMGS for transportation and related services, provide PNMGS with cost-of-service revenues only. Transportation services are provided to gas marketers, producers and end users for delivery to locations throughout the PNMGS distribution systems, as well as for delivery to interstate pipelines. PNMGS provided gas transportation deliveries to approximately 1,000 gas marketers, producers and end users during 1997.

        For the twelve months ended December 31, 1997, PNMGS had throughput of approximately 84.6 million decatherms, including sales of 50.6 million decatherms to both sales-service customers and off-system customers. No single "sales-service" customer accounted for more than 2.4% of PNMGS' therm sales in 1997. During 1997, approximately 40.2% of the PNMGS' total gas throughput was related to transportation gas deliveries. PNMGS' transportation rates are unbundled, and transportation customers only pay for the service they receive. PNMGS' total operating revenues for the year ended December 31, 1997, were approximately $294.8 million. Cost-of-gas revenues, received from sales-service and off-system customers, accounted for approximately 57.6% of PNMGS' total operating revenues. Since a major portion of PNMGS' load is related to heating, levels of therm sales are affected by the weather. Approximately 50.5% of PNMGS' total therm sales in 1997 occurred in the months of January, February, November and December.

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

Natural Gas Sales

        The following table shows gas throughput by customer class*:

                                 GAS THROUGHPUT
                            (Millions of decatherms)

                                    1997     1996      1995      1994      1993
                                    ----     ----      ----      ----      ----

Residential.....................    30.7     27.4      25.9      27.1      28.0
Commercial......................    10.6      9.3       8.9       9.8      10.4
Industrial......................     1.3      2.1       0.7       0.8       0.9
Public authorities..............     4.2      2.6       2.4       2.5       2.5
Irrigation......................     1.6      1.4       1.2       1.3       1.3
Sales for resale................     1.2      0.8       1.3       0.7       1.0
Unbilled........................    (0.2)     1.4      (1.8)     (0.3)     (0.6)
Transportation**................    34.0     47.1      69.8      90.2      91.8
Off-system sales................     1.2      8.0       1.2         -         -
                                    ----    -----     -----     -----     -----
                                    84.6    100.1     109.6     132.1     135.3
                                    ====    =====     =====     =====     =====


        The following table shows gas revenues by customer class*:

                                  GAS REVENUES
                             (Thousands of dollars)

                          1997        1996        1995       1994        1993
                          ----        ----        ----       ----        ----

Residential............ $187,563    $129,911    $125,290   $149,439    $149,796
Commercial.............   50,502      33,022      32,328     42,725      44,575
Industrial.............    4,536       5,179       1,873      2,905       3,369
Public authorities.....   17,577       8,018       7,939      9,969       9,694
Irrigation.............    5,041       3,252       3,077      4,061       4,418
Sales for resale.......    4,465       2,106       3,114      2,462       3,137
Unbilled...............   (2,172)      2,678      (2,430)       267      (1,573)
Transportation**.......   14,172      17,215      22,172     27,592      26,729
Liquids................    4,451       7,608      13,414     16,090      18,724
Processing fees........        -           -       5,180     10,638       9,761
Off-system sales.......    1,926      14,352       1,927          -           4
Other..................    6,708       3,960       4,101      3,362       2,453
                        --------    --------    --------   --------    --------
                        $294,769    $227,301    $217,985   $269,510    $271,087
                        ========    ========    ========   ========    ========


* On June 30, 1995, the Company sold substantially all of the gas gathering and processing assets of the Company and its gas subsidiaries. The above information reflects the revenues and throughput of the gathering company and processing company through this date.
**  Customer-owned gas.

                    ENERGY SERVICES BUSINESS UNIT OPERATIONS

        The Company has been conducting non-regulated activities under its Energy Services Business Unit. This business unit has initiated several business lines to position the Company for an increasingly competitive market. The Energy Services Business Unit consists of Energy Marketing, Energy Partners, Water Services and Phaser Advanced Metering Services. Energy Marketing focuses on the marketing of natural gas outside of New Mexico. Energy Partners provides energy management solutions that assist customers in implementing cost effective procurement, distribution and consumption of energy. Water Services is seeking opportunities in infrastructure management with a specific focus on the municipal and Native American markets. The Company currently has a contract with the City of Santa Fe to operate the Santa Fe water system through the year 2001. Phaser Advanced Metering Services provides electric meter installation, testing, service and consulting expertise to energy service providers as well as commercial and industrial customers. The Energy Services Business Unit is also pursuing utility related business opportunities in Mexico.

        In 1995, the Company filed an application with the NMPUC for authorization for the creation of three wholly-owned non-utility subsidiaries as part of the Energy Services Business Unit. The Company sought approval to invest a maximum of $50 million in the three subsidiaries over time and to enter into reciprocal loan agreements for up to $30 million with these subsidiaries. In June 1997, the hearing examiner in this case recommended approval of the proposed subsidiaries with certain conditions. The Company is currently awaiting a final order from the NMPUC. (See PART II, ITEM 7, - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS - OVERVIEW - Competitive Strategy".)

                              RATES AND REGULATION

        The Company is subject to the jurisdiction of the NMPUC with respect to its retail electric and gas rates, service, accounting, issuance of securities, construction of major new generation and transmission facilities and other matters. The FERC has jurisdiction over rates and other matters related to wholesale electric sales.

Gas Rates and Regulation

Gas Rate Case

       The NMPUC issued an order in February 1997 requiring the Company to file a gas rate case. On October 15, 1997, the Company filed its case requesting a rate increase of $12.6 million. (See PART II, ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - OTHER ISSUES FACING THE COMPANY - REGULATORY ISSUES - The 1997 Gas Rate Case".)

PGAC Continuation Filing

        Retail gas rate schedules contain a PGAC which provides for timely recovery of the cost of gas purchased for resale to its sales-service customers. On November 24, 1997, in a proceeding related to the Company's 1993 PGAC Continuation Filing, the NMPUC issued a final order approving continued use of the Company's PGAC. As part of its order, the NMPUC ordered the Company to make its next PGAC continuation filing no later than two years from the date of the issuance of its order.

Levelized PGAC

        On July 3, 1997, the Company submitted a filing with the NMPUC seeking approval to modify the method pursuant to which it recovers its gas cost through the PGAC that would enable the Company to better levelize the price that it charges its customers during the winter heating season. On November 3, 1997, the NMPUC issued an order approving the proposed levelized PGAC. This order allowed the Company to implement its levelized PGAC mechanism effective December 1, 1997, and granted the Company the necessary authorization to include the cost of hedging transactions for recovery through its PGAC. The Company had also sought authority to offer a fixed price option for up to 20,000 customers. At the hearings, the parties agreed to bifurcate the issue of the fixed price option. The NMPUC has not yet scheduled a hearing to address the proposed fixed price option.

NMPUC Order on the Cost of Gas Case

        In December 1996, due to rapidly rising gas supply costs, PNMGS requested a variance from the NMPUC to increase its gas cost factor by more than 10% without a prior mandatory hearing. Pursuant to NMPUC rules, PNMGS implemented the new gas cost factor with its January 1997 billing cycle. This increase in gas cost, along with increased gas consumption and longer billing periods for some customers, resulted in a substantial increase to customers' bills. The NMPUC denied PNMGS' variance to increase the factor more than 10% without a hearing and held public hearings to receive public comment and testimony. The hearings began and concluded in January 1997.
The Company provided testimony regarding the higher gas cost.

        The NMPUC issued a final order in this proceeding on February 13, 1997. In the order, the NMPUC imposed, but suspended, a fine of $2.2 million on the Company due to an allegedly incorrect gas cost factor (too low) that was filed in November 1996. In the order, the NMPUC accused the Company of intentionally filing an inaccurate factor to avoid a hearing, thus impairing the NMPUC's ability to investigate rising gas prices. In addition, the NMPUC disallowed collection of $1.6 million of gas costs and ordered an independent audit to be conducted to review the Company's PGAC factor calculations for the period of December 1995 through January 1997. The NMPUC also ordered the docketing of two investigations. The first would be to investigate whether or not the Company should exit the merchant function of providing gas supplies to customers. The second would be to investigate the prudence of the Company's portfolio strategies and purchase practices. In addition, the NMPUC ordered the Company to file a gas rate case and also ordered the Company to file an electric retail rate case.

        Subsequently, the NMPUC issued an order, partially granting a motion filed by the Company requesting a rehearing. In the order granting the rehearing, the NMPUC: (1) withdrew the finding that, because the veracity of the Company's filings had been brought into question, rate cases for both gas and electric operations were necessary; however, the requirement for the rate cases was continued for other reasons; (2) withdrew the requirement that the Company must pay for NMPUC staff to conduct an independent audit of its gas cost filings; (3) suspended the imposition of the $2.2 million civil penalty and the order prohibiting the Company from recovering $1.6 million in gas costs incurred in December 1996 and (4) left the case open for additional testimony. The rehearing was held before the NMPUC. The Company believes that it presented unrebutted evidence that the November 1996 gas cost filing contained no false or misleading information. The NMPUC has not yet issued a final order in the proceeding.

Filing Relating to Termination of Gas Merchant Function

        As noted above, included in the February 13 order in the cost of gas case, the NMPUC ordered the Company to make a separate filing addressing the terms and conditions under which the Company would consider exiting the merchant function and to identify any related compelling issues.

        In March 1997, the Company filed its response. In the filing, the Company asserted that all customers should have the option to choose their natural gas supplier, advocating that, ultimately, customer choice should dictate whether the Company's gas operation retains its merchant function. Currently, all customers may choose to purchase their gas supplies from a third party and receive transportation service from the Company.

        In June 1997, the Company formed a working group, consisting of customers, the AG, the NMPUC staff, the Company and gas marketers, to determine what is needed to increase competition and more fully develop supplier choice for sales customers. As a result, the Company filed a stipulation that outlined interim measures, known as the Gas Choice Program, to facilitate the choice of transportation service by small commercial and residential customers for the winter of 1997-98. The AG opposed the implementation of the stipulation.

        In August 1997, the NMPUC entered an order approving the stipulation but left the docket open so that it could review the implementation of the Gas Choice Program. The program commenced operations in December 1997. Thus far, the response has been minimal. In January 1998, the NMPUC convened a workshop to address the initial results of the Gas Choice Program and to present proposals to improve customer participation and customer satisfaction. At the workshop, the NMPUC decided to schedule formal hearings concerning permanent implementation of a gas choice program during 1998.

Investigation of Gas Supply Procurement Practices

        As noted above, included in the February 13 NMPUC order in the cost of gas case, the NMPUC established a new docket to review the Company's gas procurement practices and policies. Hearings were held in June 1997. At the conclusion of the hearing, the NMPUC issued an oral ruling that the Company was not imprudent in its gas procurement practices for the 1996-97 winter season. For the current winter heating season, the NMPUC expressed its view that the Company should utilize appropriate contracting and hedging tools to reach a reasonable balance between low cost and mitigation of price volatility in its gas procurement practices. The Company requested that the NMPUC issue a final written order, but such an order has not yet been entered.

Electric Rates and Regulation - NMPUC

Electric Rate Case

        The NMPUC issued an order in May 1997 requiring the Company to file an electric rate case. On November 3, 1997, the Company filed its electric rate case. In the filing, the Company stated that although the Company could justify a $5.0 million rate increase, it would not seek to increase rates, stating that rate stability is important in preparing for industry restructuring. (See PART II, ITEM 7. - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - OTHER ISSUES FACING THE COMPANY - REGULATORY ISSUES - Electric Rate Case".)

Fossil-Fueled Plant Decommissioning Costs

        The  Company's  six owned or  partially  owned,  in service and retired, fossil-fueled generating stations are expected to incur dismantling and reclamation costs as they are decommissioned. The Company's share of decommissioning costs for all of its fossil-fueled generating stations is projected to be approximately $149.0 million stated in 1997 dollars, including approximately $24.0 million (of which $14.4 million has already been expended) for Person, Prager and Station Fe Stations which have been retired.

        The Company is currently recovering estimated decommissioning costs for its in-service fossil-fueled generating facilities through rates charged to its NMPUC retail customers.

New Mexico Industrial Energy Consumers ("NMIEC")

        On April 22, 1997, NMIEC filed a petition for declaratory order with the NMPUC. In its petition, NMIEC states that the Company has interrupted service to NMIEC members taking service under the Experimental Incremental Interruptible Power Rate ("EIIPR") during off-peak periods and such interruptions violate the terms of the EIIPR. The interruptions resulted from a scheduled maintenance for the Company's 345 Kv line connected to the Four Corners. NMIEC alleges that its members have suffered economic harm from losses in production due to such interruptions. The petition requests, among other things: (i) clarification of the EIIPR to determine that EIIPR customers are entitled to be treated the same as all other customers with similar consumption when system emergency curtailments occur during the off-peak hours; (ii) determination that the Company's practice of interrupting EIIPR customers during off-peak hours is discriminatory and (iii) the Company to discontinue such practice of interrupting EIIPR customers. The Company, in a filing with the NMPUC, stated that it unintentionally misapplied the tariff and as a result, filed an amendment to its EIIPR tariff to clarify the language regarding off-peak interruptions. The NMPUC has not issued a ruling on NMIEC's petition.

City of Gallup ("Gallup") Complaint

       On January 7, 1998, Gallup, Gallup Joint Utilities and the Pittsburg & Midway Coal Mining Co. ("Pitt-Midway") filed a joint complaint and petition ("Complaint") for declaratory order regarding service status and abandonment of facilities with the NMPUC. The Complaint asserts, among other things, that the Company has wrongfully kept Pitt-Midway as an obligated customer of the Company and will not allow Gallup to serve Pitt-Midway, and that the Company has not promptly pursued the sale of a transmission line to Pitt-Midway pursuant to contractual obligations. The Complaint seeks interim relief in the form of an interim declaratory order stating: (i) Pitt-Midway is no longer an obligated customer of the Company for services at the mine and that Pitt-Midway is not obligated to continue payment of the Company's industrial service rate; (ii) Gallup is entitled to serve Pitt-Midway with electric power or alternatively, that Gallup can serve the mine at rates approved by the NMPUC; (iii) abandonment of the power line and related facilities by the NMPUC is not necessary; (iv) the Company allows the wheeling of power purchased by Gallup from APS over its transmission system and (v) the Company enters into an interconnection agreement with Gallup.

       As ordered by the NMPUC, the Company filed its brief on February 23, 1998. The Company believes that it continues to maintain the jurisdictional rights to serve Pitt-Midway until the advent of retail open access and beyond if the Company can supply energy at the lowest cost.

Electric Rates and Regulation - FERC

FERC Order

        FERC Order 889, effective January 3, 1997, requires public utilities to install and operate an Open Access Same-time Information System and comply with certain standards of conduct among employees in transmission operations and wholesale power marketing, designed to prevent employees of a public utility or its affiliates engaged in wholesale marketing functions from obtaining preferential access to transmission-related information or from engaging in unduly discriminatory business practices regarding access to transmission service. In January 1997, the Company filed with the FERC its Standards of Conduct report in compliance with provisions of Order 889, and amended its filing in September 1997 in compliance with Order 889-A. The amended filing updates the status of the Company's efforts to separate wholesale merchant functions from transmission operation and reliability functions. In December 1997, FERC approved a series of orders aimed at further clarification of the functional separation of utilities' transmission and wholesale merchant functions, and to neutralize utilities' incentive to favor their own generation.

        FERC is now focusing on what procedures should be followed, in the absence of Federal legislation on reliability issues, to address the effect of new reliability standards on jurisdictional electric transmission service.

FPPCAC

        The Company's firm-requirements wholesale customers have a FPPCAC which has an approximate 30-day time lag in implementation for billing purposes. The Company's FPPCAC for its firm-requirement wholesale customers had been at variance with the filed FERC tariffs. As a result, the Company filed a petition with FERC on October 28, 1993, to permit deviation from the filed FERC tariffs for the period of July 1985 through January 1993. The Company's filing indicated that the four firm-requirements wholesale customers benefited during that time period relative to the energy costs they would have been billed under the application of the filed FERC tariffs. The four affected customers concur with the Company's position and have filed a certificate of concurrence with FERC. Discussions regarding the Company's filing with FERC staff have occurred, but at this time no formal response has been given to the Company. The Company has no indication when a formal response will be received; however, the Company does not anticipate any material adverse impact on the Company's financial condition or results of operations as a result of this issue.

Transmission Rate Case Settlement

        In April 1996, the Company filed a transmission rate case at the FERC which requested a change in rates for its firm and non-firm transmission customers. Prior to the scheduled hearings in the case, the Company and the firm transmission customers were able to reach a negotiated settlement. A stipulation on the settlement reached by the parties was filed with the FERC on December 16, 1996. In accordance with the stipulated agreement, the Company will refund approximately $3.7 million of revenues it collected from its firm transmission customers. In addition, the Company's firm wholesale transmission service revenues were reduced by approximately $1.6 million beginning in 1997. The stipulation was certified by the Administrative Law Judge to the FERC on January 22, 1997. The Company anticipates that the FERC will take action on the stipulation but cannot currently predict a timeframe for such action. The Company does not anticipate any material adverse impact on the Company's financial condition or results of operations from the settlement agreement.

Independent System Operator ("ISO")

        In January 1998, the Company entered into a Development Agreement with other transmission service providers and users to form an ISO in the Southwest. The Development Agreement has a one year term and is separated into two phases. The first phase will define the operating, pricing, planning and legal parameters of the ISO by July 31, 1998. The second phase, which is expected to be completed by December 31, 1998, will develop the By-laws, Articles of Incorporation and various tariffs and agreements required. Over thirty entities are participating in the development process including investor owned utilities, generation and transmission cooperatives, government entities, private corporations and other interested groups. FERC Order 888, issued in 1996, encourages utilities to investigate the formation of such ISOs and provides criteria under which the formation, operation and governance of ISOs would be reviewed.

        The  proposed  ISO,  named  the  Desert   Southwest   Transmission   and
Reliability operator ("Desert STAR"), would be empowered to serve as a transmission security monitor, handle transmission service reservations, transmission service scheduling and accounting, manage relief of congestion of the transmission grid, procure ancillary services required for transmission system operation and operate a grid-wide Open Access Same-time Information System. Desert STAR would be governed by an independent board.

         The Company is currently unable to predict the ultimate timing of the formation or the ultimate outcome of the proposed ISO.

Proposed Rulemakings

        On June 5, 1995, the NMPUC issued a Notice of Inquiry ("NOI") seeking comments on whether and how NMPUC Rule 450, which governs affiliate transactions, should be revised. On June 3, 1996, the NMPUC issued its Notice of Proposed Rulemaking and Order on the NOI proposing certain amendments to NMPUC Rule 450 and seeking comments and suggested language changes to its proposed amendments by August 5, 1996. The proposed amendments would, in effect, limit the Company's non-utility business ventures. The Company vigorously opposed these limitations and filed its comments and suggested language changes with the NMPUC. The Company contends that many of the proposed amendments are unwarranted or prohibited under the New Mexico Public Utility Act. To date, the NMPUC has not acted on the comments or suggested language changes the Company and other commentors requested.

        On February 16, 1998, the NMPUC issued a Notice of Proposed Rulemaking (the "Notice") which, if adopted would require additional information to be disclosed on customer bills. The Notice proposes the following: (i) each electric utility shall separately state in its bills to customers the portions of its rates which are attributable to generation, transmission and distribution functions; (ii) if a rate case is pending on the effective date of this rule, the NMPUC shall order the utility to propose this information consistent with its rate filing or as the NMPUC may otherwise direct; (iii) the NMPUC staff shall determine the portions of a utility's rates which are attributable to generation, transmission and distribution functions; this information shall be included in customer bills within 60 days of service by the utility, unless the utility files proposed revisions; (iv) a bill insert shall describe the different functional components of electric service; thereafter, the insert shall be included in customer bills no less than every six months; (v) the proposed rule applies to every investor-owned, rural electric cooperative, or municipal electric utility operating in New Mexico that is subject to the jurisdiction of the NMPUC and (vi) the rule, either proposed or as modified, shall not be adopted prior to April 20, 1998. The Company is currently evaluating the Notice. Comments are due March 20, 1998.

PRC

        In 1996, New Mexico voters approved an amendment to the state constitution which will replace the present State Corporation Commission ("SCC") and the NMPUC with a single, elected five member regulatory authority. The new PRC will be responsible for overseeing registration of all New Mexico corporations, as well as regulating insurers, transportation and telecommunications companies, oil and gas pipelines, and gas, electric, water and sewer public utilities operating in the state. During the 1998 legislative session, House Bill 74, which combines the regulatory authority of the NMPUC and the SCC into the five member elected PRC effective January 1, 1999, passed both houses and is awaiting signature by the Governor. The bill establishes the organizational structure of the PRC, prescribes appropriate campaign practices, and establishes a code of conduct for commissioners, but otherwise leaves the existing regulatory framework for utilities, telecommunications, insurance and motor carriers in place. Incumbent NMPUC commissioners are not eligible to run unless they resign, although incumbent SCC commissioners may run for the PRC without resigning. The new commissioners will be elected by district in the November 1998 general election.

        For other rates and regulation  issues facing the Company,  see PART II,
ITEM 7. - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - OVERVIEW - OTHER ISSUES FACING THE COMPANY REGULATORY ISSUES".

                              ENVIRONMENTAL FACTORS

        The Company, in common with other electric and gas utilities, is subject to stringent regulations for protection of the environment by state, Federal and tribal authorities. In addition, PVNGS is subject to the jurisdiction of the NRC, which has authority to issue permits and licenses and to regulate nuclear facilities in order to protect the health and safety of the public from radioactive hazards and to conduct environmental reviews pursuant to the
National Environmental Policy Act. The Company believes that it is in compliance, in all material respects, with the environmental laws. The Company does not currently expect that material expenditures for environmental control facilities will be required to meet environmental regulations in 1998 and 1999. However, in order to achieve operational efficiencies, the Company began a retrofit environmental project at SJGS in 1997, which will cost the Company approximately $40 million. This project is scheduled to be completed in January 1999.

The Clean Air Act

        The Clean Air Act Amendments of 1990 (the "Act") impose stringent limits on emissions of sulfur dioxide and nitrogen oxides from fossil-fueled electric generating plants. The Act is intended to reduce air contamination from every sizeable source of air pollution in the nation. Electric utilities with fossil-fueled generating units will be affected particularly by the section of the Act which deals with acid rain. To be in compliance with the Act, many utilities will be faced with installing expensive sulfur dioxide removal equipment, securing low sulfur coal, buying sulfur dioxide emission allowances, or a combination of these. Due to the existing air pollution control equipment on the coal-fired SJGS and Four Corners, the Company believes that it will not be faced with any material capital expenditures in order to be in compliance with the acid rain provisions (both sulfur dioxide and nitrogen dioxide) of the Act. SJGS and Four Corners have installed flow monitoring equipment and have completed certification testing of their continuous emission monitoring equipment. Certification testing data was submitted to the EPA in 1995, as required. Under other provisions of the Act, the Company will be required to obtain operating permits for its coal- and gas-fired generating units and to pay annual fees associated with the operating permit program. The New Mexico operating permit program was approved by the EPA in November 1994. Operating permit applications were submitted to the state in 1995. As of this date, the Company has not received operating permits for its coal- or gas-fired generating units. The Company has been negotiating the terms and conditions of the permits with the regulatory agencies and expects to have operating permits issued by the second quarter of 1998.

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

        The Commission's  recommendations  regarding  stationary sources are to:
(i) implement existing Clean Air Act requirements through the year 2000; (ii) establish stationary source emission targets as regulatory triggers; (iii) develop a plan for allocating trading credits under a regulatory program emissions cap; (iv) review compliance with targets and establish incentives; (v) complete source attribution studies and (vi) develop an improved monitoring and accounting system.

        The Commission did not recommend any additional emission reductions for point sources. The recommendations include monitoring the impact of existing Clean Air Act requirements on emission reductions and the resulting effect on visibility, setting regional targets for SO2 emissions from stationary sources for the year 2000 and developing a regulatory program to implement if the targets are exceeded. The regulatory program will most likely include a market-based trading of emissions allowances. The targets and the regulatory program have not yet been developed; however, the Company does not expect a material adverse effect on the Company's financial condition or results of operations.

        In a related matter, the EPA proposed regional haze regulations in 1997. These proposed regulations address visibility impairment in Class I areas. The EPA has stated that it considered the Commission's recommendations in the formulation of the proposed regulations. The inclusion of the Commission's recommendations in the proposed regulations is not obvious. The Company is attempting to have the Commission's recommendations included in the final regional haze regulations.

        In July 1997, the EPA issued its final rules revising the National Ambient Air Quality Standards for ozone and particulate matter. The EPA is now involved in developing implementation plans for these revised standards. The nature of and cost of the impacts of these revisions to the standards, if any, to the Company's operations cannot be determined at this time; however, the Company does not anticipate any material adverse impact on the Company's financial condition or results of operations.

        For other environmental  issues facing the Company, see PART II, ITEM 7.
- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - OTHER ISSUES FACING THE COMPANY - ENVIRONMENTAL ISSUES - Electric Operations and ENVIRONMENTAL ISSUES - Gas Operations".

ITEM 2.  PROPERTIES

        Substantially all of the Company's utility plant is mortgaged to secure its first mortgage bonds. (See PART II, ITEM 7. - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS LIQUIDITY AND CAPITAL RESOURCES - Capital Requirements and Liquidity and Financing Capability".)

                                    ELECTRIC

        The Company's ownership and capacity in electric generating stations in commercial service as of December 31, 1997, were as follows:
                                                                    Total Net
                                                                    Generation
   Type             Name                  Location                 Capacity (MW)
   ----             ----                  --------                 -------------

Nuclear.......  PVNGS (a)            Wintersburg, Arizona                390 *
Coal..........  SJGS (b)             Waterflow, New Mexico               750
Coal..........  Four Corners (c)     Fruitland, New Mexico               192
Gas/Oil.......  Reeves               Albuquerque, New Mexico             154
Gas/Oil.......  Las Vegas            Las Vegas, New Mexico                20
                                                                       -----
                                                                       1,506
                                                                       =====

    * For load and resource purposes, the Company has notified the NMPUC that it recognizes the maximum dependable capacity rating for PVNGS to be 381 MW.

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

        In July 1996, the Company and other SJGS participants signed an agreement to convert the existing flue gas desulfurization (SO2 removal) system at the SJGS into a much simpler and cost effective limestone system. The conversion project will cost the Company approximately $40 million and is scheduled to be completed in January 1999.

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

        During 1997, PVNGS was operated at a capacity factor of 90.6% which was the highest yearly capacity factor attained at the plant. This capacity factor was primarily attributable to record setting low refueling outage days.

Steam Generator Tubes

        APS, as the operating agent of PVNGS, has encountered tube cracking in the steam generators. In March 1993, PVNGS Unit 2 steam generators experienced a tube rupture. APS's recent analysis indicates that it will be economically desirable for the owners of PVNGS to replace the Unit 2 steam generators in approximately ten years. The recent analysis indicates that around 2003, the steam generators will not be able to maintain full power output because of the number of tubes that will have been plugged. Tube plugging, which effectively removes the tube from service, is the normal course of action to handle a cracked tube. The PVNGS participants, including the Company, would face lost revenue and increased expense due to reduced power output from the steam generator and longer inspections of the steam generators during outages. After a detailed analysis and assessment, the PVNGS participants, including the Company, made the decision during the last quarter of 1997 to fabricate a spare set of steam generators. The cost of the new steam generators to the Company, including installation costs, will be approximately $18.7 million in 1997 dollars. APS expects that the replacement will be performed in conjunction with a normal refueling outage in order to limit additional incremental outage time to approximately 70 days.

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

        In October 1996, the Company purchased $200 million of the PVNGS LOBs and another $28.9 million in December 1997. The bonds are held as an investment on the Company's books. For rating agency purposes, the PVNGS LOBs are included in the calculation of the debt to equity ratio and various financial coverage ratios. The purchase of the $228.9 million of PVNGS LOBs is treated by the rating agencies as a defeasance of the bonds, thereby resulting in an improvement to certain financial coverage ratios.

        Each lease describes certain events, "Events of Loss" or "Deemed Loss Events", the occurrence of which could require the Company to, among other things, (i) pay the lessor and the equity investor, in return for such investor's interest in PVNGS, cash in the amount provided in the lease and (ii) assume debt obligations relating to the PVNGS lease. The "Events of Loss" generally relate to casualties, accidents and other events at PVNGS, which would severely adversely affect the ability of the operating agent, APS, to operate, and the ability of the Company to earn a return on its interests in, PVNGS. The "Deemed Loss Events" consist mostly of legal and regulatory changes (such as changes in law making the sale and leaseback transactions illegal, or changes in law making the lessors liable for nuclear decommissioning obligations). The Company believes the probability of such "Events of Loss" or "Deemed Loss Events" occurring is remote. Such belief is based on the following reasons: (i) to a large extent, prevention of "Events of Loss" and some "Deemed Loss Events" is within the control of the PVNGS participants, including the Company, and the PVNGS operating agent, through the general PVNGS operational and safety oversight process and (ii) with respect to other "Deemed Loss Events", which would involve a significant change in current law and policy, the Company is unaware of any pending proposals or proposals being considered for introduction in Congress or any state legislative or regulatory body that, if adopted, would cause any such events.

PVNGS Decommissioning Funding

        The Company has a program for funding its share of decommissioning costs for PVNGS. Under a portion of this program, the Company makes a series of annual deposits under agreements approved by the NMPUC to an external non-qualified trust which are applied towards an investment in life insurance policies on certain current and former employees. The remaining portion of the nuclear decommissioning funding program is invested in equities in qualified and non-qualified trusts. The results of the 1995 decommissioning cost study indicated that the Company's share of the PVNGS decommissioning costs will be approximately $162.6 million (in 1997 dollars).

        Pursuant to NMPUC approval, the Company funded an additional $2.1 million and $12.5 million in 1997 and 1996, respectively, into the qualified and non-qualified trust funds. The estimated market value of the trusts, including the net cash value of the current life insurance policies, at the end of 1997 was approximately $30.9 million.

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

        The PVNGS participants maintain "all-risk" (including nuclear hazards) insurance for nuclear property damage to, and decontamination of, property at PVNGS in the aggregate amount of approximately $2.75 billion as of January 1, 1998, a substantial portion of which must be applied to stabilization and decontamination. The Company has also secured insurance against portions of the increased cost of generation or purchased power and business interruption resulting from certain accidental outages of any of the three PVNGS units if the outage exceeds 17 weeks. The Company is a member of two industry mutual insurers. These mutual insurers provide both the "all-risk" and increased cost of generation insurance to the Company. In the event of adverse losses experienced by these insurers, the Company is subject to an assessment. The
Company's maximum share of any assessment is approximately $4.3 million per year.

Other Electric Properties

        As of December 31, 1997, the Company owned, jointly owned or leased 2,803 circuit miles of electric transmission lines, 5,352 miles of distribution overhead lines, 3,392 cable miles of underground distribution lines (excluding street lighting) and 227 substations.

                                   NATURAL GAS

        The natural gas property as of December 31, 1997, consisted primarily of natural gas storage, transmission and distribution systems. Provisions for storage made by the Company include ownership and operation of an underground storage facility located near Albuquerque, New Mexico. The transmission systems consisted of approximately 1,277 miles of pipe with appurtenant compression facilities. The distribution systems consisted of approximately 10,332 miles of pipe.

        On June 21, 1996, the Company entered into a purchase agreement with the DOE for the purchase of approximately 130 miles of transmission pipe for $3.1 million for the transmission of natural gas to Los Alamos and to certain other communities in northern New Mexico. The purchase is subject to the DOE providing right-of-way satisfactory to the Company. The acquisition by the Company was approved by the NMPUC in December 1996. Right-of-way resolution is expected to be completed sometime in 1998.

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

ITEM 3. LEGAL PROCEEDINGS

                          PVNGS WATER SUPPLY LITIGATION

        The Company understands that a summons served on APS in 1986 required all water claimants in the Lower Gila River Watershed of Arizona to assert any claims to water on or before January 20, 1987, in an action pending in the Maricopa County Superior Court. PVNGS is located within the geographic area subject to the summons and the rights of the PVNGS participants, including the Company, to the use of groundwater and effluent at PVNGS are potentially at issue in this action. APS, as the PVNGS project manager, filed claims that dispute the court's jurisdiction over the PVNGS participants' groundwater rights and their contractual rights to effluent relating to PVNGS and, alternatively, seek confirmation of such rights. APS's claims dispute the court's jurisdiction over APS's groundwater rights with respect to PVNGS, and alternatively, seek confirmation of such rights. In 1992, the Arizona Supreme Court heard oral argument on certain issues in this matter which are pending on interlocutory appeal. Issues important to APS's claims were remanded to the trial court for further action and the trial court certified its decision for interlocutory appeal to the Arizona Supreme Court. In September 1994, the Arizona Supreme Court granted review of the trial court decision. No trial date concerning the water rights claims of APS has been set in this matter.

        Although the foregoing matters remain subject to further evaluation, APS expects that the described litigation will not have a material adverse impact on the operation of PVNGS. In addition, the Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial condition or results of operation.

                           SAN JUAN RIVER ADJUDICATION

        In 1975, the State of New Mexico filed an action entitled State of New Mexico v. United States, et al., in the District Court of San Juan County, New Mexico, to adjudicate all water rights in the "San Juan River Stream System". The Company was made a defendant in the litigation in 1976. The action was expected to adjudicate water rights used at Four Corners and at SJGS. (See ITEM
1. "BUSINESS - ELECTRIC OPERATIONS - Fuel and Water Supply - Water Supply".) The Company cannot at this time anticipate the effect, if any, of any water rights adjudication on the present arrangements for water at SJGS and Four Corners. It is the Company's understanding that final resolution of the case cannot be expected for several years.

                                OTHER PROCEEDINGS

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

        Meadows owns directly a 100% ownership interest in Republic Holding Company ("RHC"), and RSB was a wholly-owned subsidiary of RHC. Meadows and RHC have pending before the United States Court of Federal Claims a lawsuit filed in 1992, alleging similar contractual arrangements to those at issue in the Winstar case. The Federal government has filed a counterclaim alleging breach by RHC of its obligation to maintain RSB's net worth and has moved to dismiss Meadows' claim for lack of standing.

        RSB was the thrift organized upon the acquisition of Citizens Federal Savings and Loan Association and Fireside Federal Savings and Loan Association, both Illinois corporations, in 1985. The plaintiffs invested $17 million of new capital in the failing institutions. The Federal regulators expressly promised that approximately $23 million of supervisory goodwill created by the transaction could be accounted for as an intangible asset to be counted toward regulatory capital. Additionally, the regulators promised to allow a $3 million cash contribution by the Federal Savings and Loan Insurance Corporation to be recorded as a direct credit to regulatory capital. In 1992, the Office of Thrift Supervision placed RSB in receivership and appointed the RTC as receiver. In November 1992, RTC sold RSB as a going concern for a premium of nearly $1 million, with approximately $215.5 million in assets and $203.9 million in liabilities.

        The RSB case has been held in abeyance pending the ruling by the Supreme Court. The Company believes that the Winstar decision establishes the Federal government's liability to Meadows and RHC in the RSB litigation and the amount of damages owed as a result will be vigorously litigated. It is premature to estimate the amount of recovery, if any, by Meadows and RHC.

Four Corners

        The Company owns a 13% ownership interest in Units 4 and 5 of Four Corners located in northwestern New Mexico on land leased from the Navajo Nation. In July 1995, the Navajo Nation enacted the Navajo Nation Air Pollution Prevention and Control Act, the Navajo Nation Safe Drinking Water Act and the Navajo Nation Pesticide Act (collectively, the "Acts"). By letter dated October 12, 1995, the Four Corners participants requested the United States Secretary of the Interior (the "Secretary") to resolve their dispute with the Navajo Nation regarding whether or not the Acts apply to operation of Four Corners. The Four Corners participants subsequently filed a lawsuit in the District Court of the Navajo Nation (the "Court"), Window Rock District, seeking, among other things, a declaratory judgment that: (i) the Four Corners leases and Federal easements preclude the application of the Acts to the operation of Four Corners and (ii) the Navajo Nation and its agencies and courts lack adjudicatory jurisdiction to determine the enforceability of the Acts as applied to Four Corners. On October 18, 1995, the Navajo Nation and the Four Corners participants agreed to indefinitely stay the proceedings referenced above so that the parties may attempt to resolve the dispute without litigation, and have requested that the Secretary and the Court stay these proceedings. The Company is unable to predict the outcome of this matter but does not anticipate any material adverse impact on the Company's financial condition or results of operation.

        For a  discussion  of other  legal  proceedings,  see PART II, ITEM 7. -
"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - OTHER ISSUES FACING THE COMPANY - REGULATORY ISSUES - Electric Rate Case and The 1995 Gas Rate Case Appeal".

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF THE COMPANY

       Executive officers, their ages, offices held with the Company in the past five years and initial effective dates thereof, were as follows on December 31, 1997, except as otherwise noted:

        Name        Age                     Office                              Initial Effective Date
        ----        ---                     ------                              ----------------------

B. F. Montoya....... 62  President and Chief Executive Officer                  August 1, 1993

J. E. Sterba........ 42  Executive Vice President and Chief Operating Officer   March 11, 1997
                         Senior Vice President, Bulk Power Services             December 6, 1994
                         Senior Vice President, Corporate Development           December 7, 1993
                         Senior Vice President, Asset Restructuring             April 6, 1993
                         Senior Vice President, Retail Electric and Water       January 29, 1991
                         Services

M. D. Christensen... 49  Senior Vice President, New Mexico Retail Services      November 3, 1997
                         Senior Vice President, Customer Service and Public     January 9, 1996
                         Affairs
                         Vice President, Public Affairs                         December 7, 1993
                         Vice President, Communications                         July 22, 1991

R. J. Flynn......... 55  Senior Vice President, Electric Services               December 1, 1994

M. H. Maerki........ 57  Senior Vice President and Chief Financial Officer      December 7, 1993
                         Senior Vice President, Administration and Chief        March 2, 1993
                         Financial Officer
                         Senior Vice President and Chief Financial Officer      June 1, 1988

P. T. Ortiz......... 47  Senior Vice President, General Counsel and Secretary   December 6, 1994
                         Senior Vice President, Regulatory Policy, General      December 7, 1993
                         Counsel and Secretary
                         Senior Vice President, Public Policy, General          March 2, 1993
                         Counsel and Secretary
                         Senior Vice President, General Counsel and Corporate   February 4, 1992
                         Secretary

W. J. Real.......... 49  Senior Vice President, Gas Services                    December 6, 1994
                         Senior Vice President, Utility Operations              December 7, 1993
                         Senior Vice President, Customer Service and            March 2, 1993
                           Operations
                         Executive Vice President, Gas Operations               June 19, 1990

R. B. Ridgeway...... 39  Senior Vice President, Energy Services                 December 14, 1996
                         Vice President, Corporate Planning                     August 10, 1996
                         Director, Corporate Strategy                           July 2, 1994
                         Consultant, Competitive Analysis                       October 5, 1992



        Name        Age                     Office                              Initial Effective Date
        ----        ---                     ------                              ----------------------

J. A. Zanotti....... 58  Senior Vice President, Human Resources                 January 9, 1996
                         Vice President, Human Resources                        March 2, 1993
                         Senior Vice President, Human Resources and             July 26, 1990
                           Communications

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

                                     PART II

ITEM 5.       MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

       The Company's common stock is traded on the New York Stock Exchange. Ranges of sales prices of the Company's common stock, reported as composite transactions (Symbol: PNM), and dividends declared on common stock for 1997 and 1996, by quarters, are as follows:

                                                     Range of
  Quarter Ended                                     Sales Prices     Dividends
  -------------                                  ----------------
                                                 High         Low    per Share
                                                 ----         ---    ---------
  1997:
     December 31 .........................     23 15/16    18 7/8      $0.17
     September 30 ........................     19  9/16    17 3/4      $0.17
     June 30 .............................     18   5/8    15 3/4      $0.17
     March 31 ............................     20   1/2    17 1/4      $0.17
                                                                       -----
        Fiscal Year ......................     23 15/16    15 3/4      $0.68
                                                                       =====

  1996:
     December 31 .........................     19   7/8    18 1/8      $0.12
     September 30 ........................     20   3/8    19          $0.12
     June 30 .............................     20   1/2    17 1/4      $0.12
     March 31 ............................     18   3/4    17 3/8      $0.12
                                                                       -----
        Fiscal Year ......................     20   1/2    17 1/4      $0.48
                                                                       =====

       On January 31, 1998, there were 17,512 holders of record of the Company's common stock.

       On December 9, 1997, the Company's Board of Directors ("Board") declared a quarterly cash dividend of 17 cents per share of common stock payable February 20, 1998 to shareholders of record as of February 2, 1998. The Company reinstated its common stock dividend in May 1996.

       The Board set the dividend payout ratio below the industry average to allow for dividend growth in the future and to sustain financial flexibility for the Company to respond to potential opportunities in the evolving energy marketplace. The Board had not declared cash dividends on common stock since 1989. In establishing its new dividend policy, the Board weighed the Company's current financial position and its future business plan, as well as the regulatory and business climate in New Mexico. Future dividend declaration will be reviewed for action by the Board. The payment of future dividends will depend on earnings, the financial condition of the Company, market conditions and other factors.

Cumulative Preferred Stock

       While isolated sales of the Company's cumulative preferred stock have occurred in the past, the Company is not aware of any active trading market for its cumulative preferred stock. Quarterly cash dividends were paid on each series of the Company's cumulative preferred stock at their stated rates during 1997 and 1996.

ITEM 6.  SELECTED FINANCIAL DATA

                                               1997          1996         1995          1994         1993
                                               ----          ----         ----          ----         ----
                                                  (In thousands except per share amounts and ratios)

Total Operating Revenues ..............     $1,135,267    $  883,386   $  808,465    $  904,711   $  873,878
Net Earnings (Loss) ...................     $   80,995    $   72,580   $   75,562    $   80,318   $  (61,486)*
Earnings (Loss) per Common Share:
   Basic...............................     $     1.92    $     1.72   $     1.72    $     1.77   $    (1.64)*
   Diluted.............................     $     1.91    $     1.71   $     1.72    $     1.77   $    (1.64)*
Total Assets ..........................     $2,313,732    $2,230,314   $2,035,669    $2,203,265   $2,212,189
Preferred Stock with Mandatory Redemption
   Requirements .......................              -             -            -    $   17,975   $   24,386
Long-Term Debt, including Current
    Maturities ........................     $  714,345    $  728,889   $  728,989    $  900,595   $  976,525
Common Stock Data:
   Market price per common share at
       year end .......................     $   23.688    $   19.625   $   17.625    $    13.00   $    11.25
   Book value per common share at
      year end ........................     $    19.26    $    18.06   $    16.82    $    15.11   $    13.29
   Average number of common shares
      outstanding .....................         41,774        41,774       41,774        41,774       41,774
   Cash dividend declared per
      common share ....................     $     0.68    $     0.48            -             -            -
Return on Average Common Equity........           10.2 %         9.8 %       10.7 %        12.4 %      (10.7)%
Capitalization:
   Common stock equity ................           52.5 %        50.4 %       48.6 %        39.2 %       34.4 %
   Preferred stock:
      Without mandatory redemption
        requirements ..................            0.8           0.9          0.9           3.7          3.6
      With mandatory redemption
        requirements ..................              -             -            -           1.1          1.5
   Long-term debt, including current
       maturities .....................           46.7          48.7         50.5          56.0         60.5
                                                  -----         -----        -----         -----       -----
                                                   100%          100%         100%          100%        100%
                                                  =====         =====        =====         =====       =====

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

Restructuring the Electric Utility Industry

        Competition and restructuring of the electric utility industry continue to be key issues facing the Company. Efforts to advance and determine the eventual form of industry restructuring continued during 1997.

        At the state level, the Company proposed in April 1997 that the NMPUC reconvene the proceedings involving the NMPUC's Notice of Inquiry into the restructuring of the electric industry, in an attempt to arrive at consensus legislation to be presented to the 1998 session of the New Mexico Legislature. In May 1997, the NMPUC issued an order accepting the Company's proposal for a collaborative effort, and the proposal for a series of meetings to be held among all interested parties. The parties held several meetings in which the Company actively participated. However, in September 1997, the collaborative process to draft legislation was declared at an impasse due to disagreement on issues regarding the divestiture of generation and energy service units from electric distribution and transmission systems, and the recoverability of stranded costs.

        Although the parties could not reach agreement, the Company filed its own proposal for industry restructuring in September 1997 with both the NMPUC, and the Water, Utilities and Natural Resources Committee ("WUNR") of the New Mexico Legislature.

        The Company's proposal called for an immediate rate reduction of $10 million per year for residential customers from the effective date of proposed legislation until open access without the need for a rate case. The proposal also called for full retail competition no later than January 1, 2001. Other parts of the Company's proposal included an offer to create a regulated distribution "wires and pipes" company dedicated only to the delivery of electricity and natural gas. Other services, usually associated with distribution, such as meter reading, billing and customer services would be provided through competitive markets. The Company offered to assume the risk of stranded cost recovery on all fossil fuel generation and for PVNGS Unit 3 which was previously excluded from New Mexico jurisdictional rates. However, the Company would recover all fixed costs associated with PVNGS Units 1 and 2 through a non-bypassable "wires charge" from 2001 to 2016. The proposal also called for certain credits to stranded costs which would effectively shorten the time period for recovery. The Company currently estimates that if the market clearing price for power, which represents the cost of generation at the plant, fell to 3.0 cents/KWh, it may incur an after-tax write-off of approximately $176 million related to its fossil fuel generation if the Company assumes this risk. The Company's proposal was supported by various parties to the collaborative process, including Enron Corporation, the New Mexico Retail Association, SPS, the United States Executive Agencies and the International Brotherhood of Electrical Workers. However, the Company's proposal was not adopted by the WUNR and not introduced during the1998 legislative session. The WUNR declined to recommend any restructuring legislation as a committee bill during the 1998 legislative session.

        On January 22, 1998, the NMPUC submitted its own report to the New Mexico Legislature related to restructuring of the electric utility industry. The following key points were included in the report: (i) PVNGS and Plains Escalante Generating Station are the most debated issues in deregulation because of their potential stranded costs; (ii) stranded costs, if determined to be lawful, should be verified by the NMPUC or its successor, the PRC; (iii) market power issues may be addressed through functional separation or partial or complete divestiture of generation, transmission and distribution; (iv) unbundling is necessary to understand the disparities among various electricity providers; (v) despite an abundance of natural resources to fuel generation facilities, New Mexico customers pay more for electricity because of costs associated with generation plants; (vi) on average, New Mexico residential customers pay more for electricity than regional and national residential customers and (vii) system reliability must be maintained or enhanced, and customers must be educated and environmental protections should be promoted. In addition, sample legislation was attached to the report, giving either the NMPUC or the PRC authority to conclude matters relating to electric industry restructuring. The report was issued as a result of a NMPUC case and, with the issuance of the report, the case was closed. The NMPUC's draft legislation was not introduced during the 1998 legislative session. House Memorial 27, the only measure dealing with restructuring, passed the House. Memorial 27 stated the intent of the legislature to address the issue of electric industry restructuring in the 1999 session and declared that the NMPUC does not have statutory authority to implement restructuring at this time. The Memorial 27 did not require concurrence by the Senate; however, an identical Senate Memorial was not acted upon by the full Senate prior to adjournment.

        In a related matter, in 1996, the NMPUC ordered all utilities under its jurisdiction to file their estimates of stranded costs, absent any recovery method being adopted, based on the Texas Public Utility Commission Economic Cost Over Market ("ECOM") model. The Company, in its filing, presented two methodologies: (i) using the ECOM model, the Company's stranded cost estimates run from $657 million for a 1998 full retail access case to $119 million for a 2002 full retail access case and (ii) using a second methodology, based upon the difference between the Company's costs of existing generation and the costs of new combined cycle and combustion turbine units to serve the same load, the Company's costs above the level of new gas units, in 1997 dollars, were estimated at $748 million for a 1998 full retail access case to $327 million for a 2002 full retail access case. The Company advised the NMPUC that the results of the ECOM model are highly sensitive to various assumptions, primarily projections of future gas prices. This information was addressed in the NMPUC's report submitted to the New Mexico Legislature.

        At the Federal level, legislation was introduced in the United States Congress in 1996 to allow retail competition by the year 2000. Since then, a number of bills have been drafted for potential introduction in Congress. It is anticipated that these bills will be heavily lobbied by utilities, industrials, power marketers, generators, environmental groups, consumer groups and state regulators.

        The  FERC  issued  Order  888 in  1996,  requiring  utilities  that  own
transmission   facilities  to  file  open  access   tariffs  to  make  available
transmission services to affiliates and non-affiliates at fair and nondiscriminatory rates. Order 888 also states that public utilities will be allowed to seek recovery of legitimate and verifiable stranded costs from departing customers as a result of wholesale competition. The FERC indicated that it will provide for the recovery of retail stranded costs only if state regulators lack the legal authority to address those costs at the time retail wheeling is required. The FERC also stated that it would permit stranded cost recovery under wholesale all-requirements contracts. However, upon reconsideration, FERC determined that it will serve as the primary forum for deciding stranded cost recovery cases if a non-jurisdictional municipal utility annexes territory currently served by a local retail utility. This move by FERC filled a jurisdictional gap that could have arisen since municipal utilities are not necessarily subject to state commission jurisdiction.

        Although it is currently unable to predict the ultimate outcome of possible retail competition initiatives, the Company has been and will continue to be active at both the state and Federal levels in the public policy debates on the restructuring of the electric utility industry. The Company will continue to work with customers, regulators, legislators and other interested parties to find solutions that bring benefits from competition while recognizing past commitments.

Competitive Strategy

        The Company's strategy for dealing with competition includes ongoing cost reductions, increased productivity, pursuit of growth opportunities, seeking to improve credit ratings to investment grade and strengthening of customer relations. To accomplish these objectives, the Company continues to maintain the focus on its core business and is aggressively pursuing its efforts to expand its energy and utility related business into carefully targeted markets for new businesses opportunities.

        The restructuring of the utility industry, coupled with today's renewed emphasis on energy conservation and environmental protection, is fueling a growing demand for energy, water and wastewater management services. In pursuing new business opportunities, the Company is focusing on energy and utility related activities under its Energy Services Business Unit. These activities will provide energy marketing and energy management services, the marketing of natural gas outside of New Mexico, management services for water and wastewater systems and utility related management and operations services for Federal installations and other large commercial institutions. The Company is currently operating the City of Santa Fe's water system. The Energy Services Business Unit is also pursuing utility related business opportunities in Mexico.

        In June 1995, the Company filed an application with the NMPUC for authorization for the creation of three wholly-owned non-utility subsidiaries as part of the Energy Services Business Unit. The Company sought approval to invest a maximum of $50 million in the three subsidiaries over time and to enter into reciprocal loan agreements for up to $30 million with these subsidiaries. In June 1997, the NMPUC hearing examiner issued a recommended decision for approval, with a number of conditions. The recommendation indicated that any capital infusion or financial assistance to its proposed subsidiaries beyond the requested $50 million and reciprocal loans exceeding more than $30 million with these subsidiaries will require prior approval from the NMPUC. The recommendation also directed that all investments made in the subsidiaries and their operations should not adversely affect the Company's ratepayers. The Company is currently awaiting the NMPUC's final order in this case.

        The Company does not anticipate an earnings contribution from the Energy Services Business Unit over the next few years. However, the Company believes that successful operation of the Energy Services Business Unit activities will better position the Company in an increasingly competitive utility environment.

                         LIQUIDITY AND CAPITAL RESOURCES

Capital Requirements and Liquidity

        Total capital requirements include construction expenditures as well as other major capital requirements, including retirement of long-term debt, long-term debt sinking funds and cash dividend requirements for both common and preferred stock. The main focus of the Company's construction program is upgrading generating systems, upgrading and expanding the electric and gas transmission and distribution systems and purchasing nuclear fuel. Total capital requirements and construction expenditures for 1997 were $173.9 million and $128.2 million, respectively. Projections for total capital requirements and construction expenditures for 1998 are $218.9 million and $141.3 million, respectively. Such projections for the years 1998 through 2002 are $940.3 million and $563.2 million, respectively. The projected capital requirements do not include the planned refinancing of $140 million of taxable first mortgage bonds or the planned refinancing of PVNGS Lease Obligation Bonds ("LOBs") discussed below. These estimates are under continuing review and subject to on-going adjustment. In conjunction with the upgrading of generating systems, the Company began a retrofit environmental project at SJGS which is scheduled to be completed in January 1999. The project will cost the Company approximately $40 million. The Company's anticipated savings in fuel and operating expense are estimated to be approximately $10 million per year over the life of the plant.

        The Company's construction expenditures for 1997 were entirely funded through cash generated from operations. The Company currently anticipates that internal cash generation will be sufficient to meet capital requirements for the years 1998 through 2002. To cover the difference in the amounts and timing of cash generation and cash requirements, the Company intends to use short-term borrowings under its liquidity arrangements.

        At the end of 1997, the Company had $130.0 million of available liquidity arrangements, consisting of $100.0 million from a secured revolving credit facility ("Facility"), $15.0 million from an accounts receivable securitization and $15.0 million in local lines of credit. The Facility will expire in June 1998 and the Company intends to replace the facility with a five-year $300 million senior unsecured revolving credit facility ("Revolver").

        In November 1997, the Company requested NMPUC approval to enter into the Revolver. In addition, the Company intends to borrow $140 million from the Revolver to retire all of its outstanding taxable first mortgage bonds. The Company also requested authority to exchange the first mortgage bonds currently collateralizing the outstanding $575 million of tax-exempt pollution control revenue bonds with senior unsecured notes ("SUNs"). After completion of these transactions, the 1947 Indenture of Mortgage and Deed of Trust would be extinguished, resulting in more administrative, financial and strategic flexibility for the Company. The extinguishment of the mortgage requires the consent of one party which has not yet consented and may not consent. Due to concern about the consent, the Company also requested NMPUC authority to leave an amended mortgage in place. Among other modifications, the mortgage would be amended such that only $111 million of tax-exempt pollution control revenue bonds would have the benefit of the lien. The property under the lien would be reduced and no future bonds could be issued under the mortgage. The SUNs are planned to be issued under an indenture containing a restriction on liens (except in certain limited circumstances) and certain other covenants and restrictions. With the exception of the $111 million of tax-exempt pollution control revenue bonds secured by first mortgage bonds, the SUNs will be the senior debt of the Company. On February 16, 1998, the NMPUC issued an order approving these transactions. The Company is anticipating completion of these transactions in mid-March 1998.

        As of December 31, 1997, the Company had approximately $18.2 million in cash and temporary investments.

Financing Capability

        The Company's ability to finance its construction program at a reasonable cost and to provide for other capital needs is largely dependent upon its ability to earn a fair return on equity, results of operations, credit ratings, regulatory approvals and financial market conditions. Financing flexibility is enhanced by providing a high percentage of total capital requirements from internal sources and having the ability, if necessary, to issue long-term securities, and to obtain short-term credit. Standard & Poor's Corp. and Moody's Investors Services, Inc. currently maintain the Company's credit ratings at one level below investment grade. Duff & Phelps Credit Rating Co. currently maintains an investment grade rating for the Company's first mortgage bonds, but continues to rate all other securities of the Company below investment grade. The Company may face limited credit markets and higher financing costs as a result of its securities being rated below investment grade.

        One impact of the Company's current ratings, together with covenants in the Company's PVNGS Units 1 and 2 lease agreements (see PART I, ITEM 2. - "PROPERTIES - Nuclear Plant"), is to limit the Company's ability, without consent of the owner participants and bondholders in the lease transactions: (i) to enter into any merger or consolidation, or (ii) except in connection with normal dividend policy, to convey, transfer, lease or dividend more than 5% of its assets in any single transaction or series of related transactions. The Facility imposes similar restrictions regardless of credit ratings.

        The issuance of first mortgage bonds by the Company is subject to earnings and bondable property provisions of the Company's first mortgage bond indenture. The Company also has the capability under the mortgage indenture, without regard to the earnings test but subject to other conditions, to issue first mortgage bonds on the basis of certain previously retired bonds. At December 31, 1997, based on the earnings test, the Company could have issued approximately $463 million of additional first mortgage bonds, assuming an annual interest rate of 7.34 percent. The Company's restated articles of incorporation limit the amount of preferred stock which may be issued. Assuming a preferred stock dividend rate of 7.24 percent, the Company could have issued $525 million of preferred stock as of year-end.

Financing Activities

        In February 1997, the Company refinanced $190 million of pollution control revenue bonds issued by the City of Farmington, all maturing in April 2022. The effect of the refinancing resulted in a decrease in interest charges of approximately $1.1 million in 1997. On December 1, 1997, the Company converted $137.3 million of variable rate pollution control revenue bonds to fixed rates. Of the total, $100 million of City of Farmington bonds were converted to a fixed rate of 5.80% and $37.3 million of Maricopa County, Arizona Pollution Control Corporation bonds were converted to a fixed rate of 5.75%. The City of Farmington bonds mature on April 1, 2022, and the Maricopa County, Arizona Pollution Control Corporation bonds mature on November 1, 2022.

        In December 1997, the Company purchased $28.9 million of PVNGS LOBs, 10.15% Series. Although the LOBs are off-balance sheet debt, these outstanding bonds have been included in the calculation of the Company's debt to capitalization ratio as well as various financial coverage ratios by the major rating agencies. The purchase of the LOBs will not only improve these ratios, but will also increase earnings in the form of interest income.

        The Company is currently preparing to request NMPUC approval to issue up to $443 million in fixed income securities to refinance the $208 million in LOBs remaining in the public markets and the $219 million in LOBs held by the Company as an investment. Under a stipulated agreement with the NMPUC, any savings generated from the refinancing will be split 40% to the Company's customers and 60% to shareholders. The Company hopes to complete the transaction during the second quarter of 1998.

        Other than the financing activities discussed above, the Company currently has no requirements for long-term financing during the period of 1998 through 2002. However, during this period, the Company could enter into further long-term financings for the purpose of strengthening its balance sheet and reducing its cost of capital. The Company's continuing program of retiring or repurchasing long-term debt provided a net increase in earnings of approximately $9.7 million, before taxes, during 1997.

        The Company continues to evaluate its investment and debt retirement options to optimize its financing strategy and earnings potential.

Dividends
        The Company resumed the payment of cash dividends on common stock in May 1996. The Company's board of directors ("Board") reviews the Company's dividend policy on a continuing basis. The declaration of common dividends is dependent upon a number of factors including earnings and financial condition of the Company and market conditions.

Capital Structure

        The Company's capitalization, including current maturities of long-term debt, at December 31 is shown below:

                                                  1997      1996      1995
                                                  ----      ----      ----

    Common Equity...........................      52.5%     50.4%     48.6%
    Preferred Stock.........................       0.8       0.9       0.9
    Long-term Debt..........................      46.7      48.7      50.5
                                                 -----     -----     -----
       Total Capitalization*................     100.0%    100.0%    100.0%
                                                 =====     =====     =====

  * Total capitalization does not include as debt the present value of the Company's lease obligations for PVNGS Units 1 and 2 and EIP.


                              RESULTS OF OPERATIONS

        Basic earnings per share of common stock were $1.92, $1.72 and $1.72 for 1997, 1996 and 1995, respectively. Earnings in 1997 increased substantially above the 1996 level due to increased electric gross margin and interest income. The sales of the gas gathering and processing assets and the Company's water division in 1995 had a significant positive earnings effect in 1995 and impacted 1996 earnings by reducing operating margin, reducing operating expenses, reducing interest charges and increasing investment income.

        Electric gross margin (operating revenues less fuel and purchased power expense) increased $20.1 million in 1997 from 1996 as a result of retail load growth and increased off-system sales margin as a result of continued improvement in wholesale power market conditions.

        Electric gross margin increased $23.3 million in 1996 from 1995 as a result of retail load growth and warmer than normal weather and increased off-system sales margin as a result of improved wholesale power market conditions.

        Gas gross margin (operating revenues less gas purchased for resale) increased $1.3 million in 1997 over 1996 resulting from the implementation of a higher fixed monthly customer charge (access fee) starting February 1997 pursuant to the NMPUC's final order in the gas rate case. This was offset by a reduced per therm rate per the NMPUC's final order and lower off-system sales margin.

        Gas gross margin in 1996 was unchanged from 1995. Higher off-system sales margin and higher retail sales margin as a result of cooler than normal weather in 1996 were offset by the absence of the gas gathering and processing margin in 1996 due to the sale of the gas gathering and processing assets in 1995.

        The increase in the Energy Services Business Unit operating revenues and gas purchased for resale in 1997 was due to the Company's first full year of natural gas marketing operations outside of New Mexico. Gross margin decreased $4.6 million in 1997 from 1996 due mainly to a negative margin from the gas marketing operations as a result of unusual weather conditions on the West Coast and elsewhere around the country contributing to the volatility in natural gas prices during the fourth quarter of 1997. The Company does not anticipate an earnings contribution from the Energy Services Business Unit over the next few years.

        Other operation and maintenance expenses ("O&M") increased $13.2 million in 1997 from 1996 due to the following: (i) higher operating expenses of $4.3 million related to the Energy Services Business Unit's operations; (ii) higher distribution expense of $4.2 million as a result of increased maintenance and service enhancement efforts; (iii) higher production expenses of $4.3 million resulting from the write-off of obsolete inventory and undistributed stores expense at PVNGS and a severance pay accrual at SJGS; (iv) higher customer related service expenses of $2.9 million resulting from the Company's customer enhancement program; (v) higher sales expense of $2.0 million and (vi) higher transmission expense of $1.1 million. Offsetting these increases were lower maintenance expense at Four Corners due to a scheduled maintenance outage in 1996, lower gas and oil production expense, and lower administrative and general ("A&G") labor and benefit expense.

        Other O&M decreased $.3 million in 1996 from 1995 due to the  following:
(i) lower production expenses of $7.9 million as a result of reduced scheduled maintenance outages in 1996, decreased down time in 1996 for refueling outages and lower property taxes in 1996; (ii) a decrease of $6.3 million in gas production and products extraction expense resulting from the gas assets sale in June 1995; (iii) lower pension and benefit costs of $4.2 million as a result of an adjustment to the retirees' health care costs and (iv) a decrease in water division expense of $3.0 million resulting from the sale of the Company's water division in July 1995. These decreases were offset by higher A&G expense of $21.0 million due to increased labor, increased office supplies and expense and higher outside services expenses.

        Depreciation and amortization expenses increased $4.6 million in 1997 as a result of additional utility plant and an adjustment recorded in 1996 for the over amortization of certain intangible utility plant.

        Depreciation and amortization expenses decreased $2.7 million in 1996 from 1995 as a result of the sale of the Company's water division and gas assets in 1995 and an adjustment recorded in 1996 for the over amortization of certain intangible utility plant.

        Net other income and deductions increased $11.9 million from a year ago and decreased $18.8 million in 1996 from 1995. Significant 1997 items, net of taxes, included interest income of $14.3 million resulting from the investment in the PVNGS LOBs and settlement of litigation. Significant 1996 items, net of taxes, included the following: (i) a regulatory liability of $10.1 million; (ii) a $1.7 million write-down of certain assets related to the Company's natural gas vehicle program and (iii) an additional accrual of $1.0 million for environmental liabilities associated with the 1995 gas assets sale. Offsetting these decreases were a curtailment gain of $8.0 million related to the change of the Company's defined benefit pension plan and higher interest income of $7.6 million as a result of increased temporary investments in 1996 and the purchase of the PVNGS LOBs.

        Significant 1995 items, net of taxes, included the following: (i) a gain of $12.8 million recognized from the gas assets sale; (ii) a gain of $6.4 million recognized from the sale of the Company's water division; (iii) a $2.6 million adjustment to the carrying costs related to gas take-or-pay settlement amounts; (iv) a $1.9 million insurance recovery and (v) a $1.4 million adjustment to reclamation reserves for certain mining operations. Offsetting these increases were: (i) additional regulatory reserves of $4.8 million and
(ii) write-downs of $1.8 million for various non-utility properties.

        Net interest charges increased $1.5 million in 1997 due to increased short-term borrowings for the purchase of the $200 million of PVNGS LOBs in October 1996 and interest accruals on the balance due customers related to the gain associated with the 1995 gas asset sale.

        Net interest charges decreased $3.2 million in 1996 from 1995 as a result of the retirement of $132.7 million of PVNGS LOBs in March 1995. Offsets to the 1996 decrease were higher short-term interest charges resulting from short-term borrowings for the purchase of the PVNGS LOBs and an interest assessment from the Internal Revenue Service.

        Preferred stock dividend requirements decreased $3.1 million in 1996 as a result of the retirement of $64 million of preferred stock in August 1995.

                         OTHER ISSUES FACING THE COMPANY

REGULATORY ISSUES

Electric Rate Case

        The NMPUC issued an order in May 1997, requiring the Company to file an electric rate case by September 1, 1997, if the collaborative process failed to reach consensus on an industry restructuring plan by August 1, 1997. In September 1997, the collaborative process was declared at an impasse. On October 21, 1997, the collaborative process was formally ended without a consensus (see "Restructuring the Electric Utility Industry" discussed above). As a result, on November 3, 1997, the Company filed its electric rate case. In the filing, the Company stated that although the Company could justify a $5.0 million rate increase, it would not seek to increase rates, stating that rate stability is important in preparing for industry restructuring.

        In the Company's proposal for restructuring filed with the NMPUC and the WUNR, the Company had offered to reduce residential and small commercial customers rates by $10.0 million per year during the transition period, with another $5.0 million rate reduction upon the advent of full open access. The Company stated that these substantial rate reduction commitments in the context of industry restructuring may need to be modified if an additional rate reduction results from this rate case.

        The NMPUC has scheduled public hearings for the rate case to begin on April 15, 1998. The Company anticipates a final order from the NMPUC during 1998. The Company is currently unable to predict the ultimate outcome of this case.

        In conjunction with the Company's electric rate case filing, the Company requested the New Mexico Supreme Court ("Supreme Court") to issue an order disqualifying and removing the Chairman of the NMPUC from participating in this case. This request was based on his prior involvement in Company cases while he was with the AG's office and in private practice. The Company stated that because of positions taken by the Chairman in past cases, the Company's due process rights for a fair hearing would be violated. The Supreme Court has established a briefing schedule and will hear oral arguments on April 13, 1998. Pending the decision, the Supreme Court has issued a stay prohibiting the Chairman from participating in the electric rate case.

The 1995 Gas Rate Case Appeal

        In 1995, the Company filed a request for a $13.3 million increase in its retail natural gas sales and transportation rates. On February 13, 1997, the NMPUC issued a final order in the gas rate case, ordering a rate decrease of approximately $6.9 million. In the order, the NMPUC disallowed, among other things, the recovery of certain regulatory assets. The Company strongly disagrees with the NMPUC's final order. The Company and the AG filed appeals with the Supreme Court. The Company is awaiting a decision by the Supreme Court, but is unable to predict the timing or the ultimate outcome. While the appeal is pending, the NMPUC's final order remains in effect.

The 1997  Gas Rate Case

        By order issued in February 1997, as subsequently modified in April 1997, in a proceeding related to the cost of gas, the NMPUC ordered the Company to file a new gas rate case. On October 15, 1997, the Company completed the filing of the case, requesting a rate increase of $12.6 million. Also, the Company filed a motion for clarification and request for variance voluntarily disclosing that it had not performed and filed a study of fuel and unaccounted for gas usage in its system as required by the NMPUC in a 1990 order. The Company explained that it is currently performing such a study and only seeks a variance until the current study is completed. The NMPUC has scheduled public hearings for this case to begin on March 23, 1998.

        The NMPUC staff and intervenors in the rate case filed their testimony on February 16, 1998. The NMPUC staff recommended an increase of $2.5 million to current rates while the AG recommended a decrease of $4.9 million. Both recommendations are significantly lower than the Company's request for a $12.6 million rate increase. Other parties to the case recommended certain adjustments to the Company's proposed rate increase. The Company is currently reviewing all testimony and will file its rebuttal testimony on March 13, 1998. The Company anticipates a final order from the NMPUC during 1998. The Company is currently unable to predict the ultimate outcome of this case.

Investigation Relating to Amount of Fuel and Unaccounted for Gas Costs Passed through the PGAC

        In connection with the motion for clarification filed in the 1997 gas rate case concerning the study of fuel and unaccounted for gas, the NMPUC staff requested that the NMPUC docket an investigation into the amount of fuel and unaccounted for gas costs that have passed through the Company's PGAC. The NMPUC staff is concerned that a 1995 reduction in the rate for fuel and unaccounted for gas collected from transportation customers may have unfairly shifted costs to sales customers. The NMPUC staff's motion seeks an investigation into the amount of fuel and unaccounted for gas associated with the Company's transmission and distribution systems, the actual amount of fuel and unaccounted for gas that should have been allocated to sales customers beginning in July 1995 and the amount, if any, of improper cost shifting that may have occurred as the result of the 1995 reduction. The Company has responded that it is not opposed to the requested investigation and believes that the results of the investigation will demonstrate that there has been no significant cost shifting resulting from the reduction in the factor charged to transportation customers.

City of Albuquerque Retail Pilot Load Aggregation Program

        In September 1997, the COA filed a petition with the NMPUC to institute a Retail Pilot Load Aggregation Program that would run from January 1, 1998 through December 31, 1998. The petition requests that the NMPUC provide: (i) an expedited registration/certification process; (ii) an NMPUC order compelling transmission (by the Company) on behalf of COA; (iii) derivation of retail rates exclusive of the Company's production costs; (iv) arbitration assistance to facilitate a "true-up" or reconciliation of any over or under recovered costs and (v) arbitration assistance to accommodate metering, billing, and collection processes.

        In January 1998, hearings on this case were conducted. At the hearings, the Company stated its position as follows: (i) the Company believes that only the New Mexico Legislature has the authority to order retail competition or a pilot on retail access; (ii) several pilots have already been conducted in other states and the key implementation issues to be addressed in a transition to a competitive environment have already been identified and (iii) if state legislation were passed regarding electric industry restructuring, a pilot as a component of that legislation could be useful to test the enabling systems and infrastructure necessary to implement that legislation on a small scale prior to implementation of full scale open access. The Company also identified numerous problems with the COA proposed pilot program, as it is not structured to provide benefits to anyone other than COA.

        The NMPUC staff presented an alternative proposal to the COA pilot proposal, which was for a larger pilot that included a broader mix of customer classes. At the hearing, the COA was receptive to the proposal and suggested that it be run coincidentally with COA's pilot. The NMPUC staff also proposed that the NMPUC order a separate proceeding to identify what stranded costs, transition costs and administrative costs would be incurred by the Company in connection with a pilot and the proper methodology for quantifying any appropriate recovery.

        The Company believes it is entitled to recover all of its costs, less avoided production costs, if a pilot is pursued, but has moved to dismiss this case for lack of jurisdiction by the NMPUC and lack of standing to file the case by the COA. The NMPUC has not ruled on the motion. The NMPUC has not issued an order on this case. Once an order is issued, the Company will review the findings and will evaluate its options at that time.

SDG&E's Complaints

        The Company has a contract with SDG&E which requires SDG&E to purchase 100 MW from the Company through April 2001. In 1993, SDG&E filed a complaint with the FERC against the Company, alleging that certain charges under the 1985 power purchase agreement were unjust, unreasonable and unduly discriminatory. In 1996, SDG&E filed a second complaint with the FERC against the Company, again alleging that charges under the agreement were unjust, unreasonable and unduly discriminatory. SDG&E has requested the FERC, in both complaints, to investigate charges under the agreement.

        On August 22, 1997, SDG&E filed a third complaint with the FERC against the Company, again alleging that charges under the agreement were unjust, unreasonable and unduly discriminatory. SDG&E is again requesting that the FERC investigate charges under the agreement. The Company responded to the third complaint on September 29, 1997. The relief sought by SDG&E under the third complaint is similar to that requested under the first and second complaints. The refund period requested in the third complaint, if granted, would extend for a fifteen month period beginning October 21, 1997. The FERC has not issued a ruling on any of the three complaints and has not indicated when or if any of these complaints will be considered. The relief, as a result of all three complaints, if granted, would reduce annual demand charges paid by SDG&E by approximately $11 million per year from the date of the ruling through April 2001, and could result in a refund of approximately $27 to $31 million as of December 31, 1997. The Company believes that all three of the complaints are without merit and intends to vigorously resist all three complaints.

NATURAL GAS MARKETING ACTIVITIES

        The Company is currently marketing natural gas in wholesale markets outside of New Mexico in its Energy Services Business Unit. As of December 31, 1997, the Company served over 120 end-user facilities in California and has many industrial and utility customer commitments throughout the Pacific Northwest, Rocky Mountain and Mid-continent regions. The gas contract portfolio currently extends through June 1999.

        In 1997, the Company relied on physical commodity contracts to mitigate its price risk exposure. Reliance on physical commodity contracts subjects the Company to market, liquidity, performance and other risks that can have negative impacts on margins. In 1997, the Company experienced margin losses of $4.4 million on sales of approximately $115 million related to its gas marketing activities. Although the Company attempts to manage the risks associated with its fixed price physical contracts in terms of contract volumes and prices, net open positions exist. To the extent these net open positions exist, the Company is exposed to the risk of fluctuating market prices which may result in future losses to the Company.

        During 1997, the Company did not use derivative financial instruments to manage its price risk exposure in the marketing of natural gas. However, the Company anticipates using derivative financial instruments beginning in 1998.

        The Company measures the risk in the Company's commodity portfolio in accordance with the "value-at-risk" methodology. This methodology uses forward price curves in the energy markets to estimate the size and probability of future gains and losses. The Company also monitors compliance with policies approved by the Board relating to its trading activities.

THE IMPACT OF THE YEAR 2000 ISSUE

        The Company is continuing to assess the impact of the Year 2000 issue on its reporting systems, equipment and operations. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, the computer systems could recognize the year 2000 as the year 1900. This could result in a system failure or miscalculations causing disruptions of operations. Equipment that contains embedded chips may also be affected by the Year 2000 issue. Equipment affected may range from hand held calculators, elevators, routers, transformers and generators.

        The Company plans to use both internal and external resources to have its critical systems Year 2000 compliant by mid-1999. The Company is currently replacing two major software systems which are projected to be completed during 1998 and will be Year 2000 compliant. However, the Company anticipates that the conversion of certain non-critical systems may not be completed until late 1999. In addition, certain portions of the project could be delayed if new hardware or software upgrades are not available on time. As part of the Year 2000 project, the Company also plans to inquire of other companies with which it transacts business regarding their Year 2000 compliance issues in order to identify any potential adverse impact to the Company.

        The Company is in the process of assessing the cost to resolve the impact of the Year 2000 issue on its operations, and anticipates to complete its assessment by the end of 1998. The Company believes that if modifications, conversions and replacements are not completed timely, the Year 2000 issue could have a material adverse impact on the Company's operations.

ENVIRONMENTAL ISSUES

        The Company is committed to complying with all applicable environmental regulations. Environmental issues have presented and will continue to present a challenge to the Company. The Company has evaluated the potential impacts of the following environmental issues and believes, after consideration of established reserves, that the ultimate outcome of these environmental issues will not have a material adverse effect on the Company's financial condition or results of operations.

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

        On October 3, 1996, the Company and the NMED signed an Amendment to the Settlement Agreement concerning the groundwater contamination underlying the site. As part of the Amendment, the Company agreed to spend approximately $1.2 million ("Settlement Amount") for certain costs related to sampling, monitoring, and development and implementation of a remediation plan.

        The amended Settlement Agreement does not, however, provide the Company with a full and complete release from potential further liability for remediation of the groundwater contamination. After the Company has expended the Settlement Amount, if the NMED can establish through binding arbitration that the Santa Fe Station is the source of the contamination, the Company could be required to perform further remediation that is determined to be necessary. The Company continues to dispute any contention that the Santa Fe Station is the source of the groundwater contamination and believes that insufficient data exists to identify the sources of groundwater contamination. The Company has completed an aquifer characterization report and a groundwater quality report associated with the 40 day reactivation of the adjacent Santa Fe supply well in July and August of 1996. These reports strongly suggest the groundwater contamination does not originate from the Santa Fe Station site and has been drawn under the site by the pumping of the Santa Fe supply well. In addition, other urban wells in Santa Fe are likely to be vulnerable to contamination from off-site sources.

        The Company and the NMED, with the cooperation of the City of Santa Fe, have chosen a remediation plan proposed by a remediation contractor. The City of Santa Fe, the Company and the NMED have entered into a Memorandum of Understanding concerning the chosen remediation plan and the operation of the municipal well adjacent to the Santa Fe Station site in connection with carrying out that plan. Construction of the remediation system under the plan is expected to commence in the second quarter of 1998. The system is expected to be in operation early in the third quarter of 1998.

Person Station

        The Company, in compliance with the NMED's Corrective Action Directive, determined that groundwater contamination exists in the deep and shallow groundwater at the Person Station site. The Company is required to delineate the extent of the contamination and remediate the contaminants in the groundwater at the Person Station site. The extent of the contaminant plume in the deep groundwater was assessed and results were reported to the NMED. The Company currently is involved with the process to renew the RCRA post-closure care permit for the facility. Remedial actions for the deep groundwater will be incorporated into the new permit. The Company has proposed a monitoring program in conjunction with natural attenuation processes as the most cost effective approach for the deep groundwater remediation. The Company's current estimate to decommission its retired fossil-fueled plants includes approximately $6.3 million in additional expenses to complete the groundwater remediation program at Person Station. As part of the financial assurance requirement of the Person Station Hazardous Waste Permit, the Company established a trust fund. The current value of the trust fund at December 31, 1997, was $7.3 million. The remediation program continues on schedule.

Gas Operations

Gas Wellhead Pit Remediation

        The New Mexico Oil Conservation Commission issued an order, effective on January 14, 1993, that affects the gas gathering facilities located in the San Juan Basin in northwestern New Mexico. The BLM has issued a similar order. The order prohibits the further discharge of fluids associated with the production of natural gas into unlined earthen pits in specified areas (designated as "vulnerable areas") in the San Juan Basin. The order also required the submission of closure plans for the pits where further discharge was prohibited. The Company has complied with the orders and has submitted and received approval for pit closures from the OCD and the BLM.

        These gas gathering facilities were sold to Williams on June 30, 1995. As a part of the purchase and sale agreement, the Company agreed to cease discharge to unlined earthen pits in designated vulnerable areas and to retain the responsibility for pit closures for a stated period of time and to a stated dollar amount. The Company has assessed the pits in accordance with OCD/BLM directives, and is now in the process of closing pits and remediating them, if necessary, at wellhead locations within the designated vulnerable areas. The Company has submitted a groundwater management plan to the OCD and has received approval of the plan, and is proceeding with delineation of groundwater contamination and, as necessary, cleanup, in accordance with the approved plan. The Company will address soil and groundwater contamination within the dollar and time limitations imposed by the purchase and sale agreement with Williams, and in accordance with the requirements of the OCD.

        In March 1995,  the  Jicarilla  Apache  Tribe  ("Jicarilla")  enacted an ordinance directing that unlined surface impoundments located within environmentally sensitive areas be remediated and closed by December 1996, and that all other unlined surface impoundments on Jicarilla lands be remediated and closed by December 1998. In 1995, the Company received a claim for indemnification by Williams, the purchaser of the Company's gas gathering and processing assets, for the environmental work required to comply with the Jicarilla ordinance. The Company submitted a closure/remediation plan to the Jicarillas, which was approved. The Company's remediation work pursuant to the plan commenced in mid-1996, and the costs of remediation are being charged against the $10.6 million indemnification cap contained in the purchase and sale agreement between the Company and Williams. The Company met the requirement for closing and remediating pits within the environmentally sensitive area by December 1996, and anticipates closing and remediating all other pits associated with the gas gathering and processing assets by the December 1998 deadline specified in the ordinance.

COAL FUEL SUPPLY

        The coal requirements for SJGS are being supplied by SJCC, a wholly owned subsidiary of BHP, from certain Federal, state and private coal leases under a Coal Sales Agreement, pursuant to which SJCC will supply processed coal for operation of SJGS until 2017. The primary sources of coal are a mine adjacent to SJGS and a mine located approximately 25 miles northeast of SJGS in the La Plata area of northwestern New Mexico.

        During the third quarter of 1997, the Company was notified by SJCC of certain audit exceptions identified by the Federal Minerals Management Service for the period 1986 through 1997. These exceptions pertain to the valuation of coal for purposes of calculating the Federal coal royalty. Primary issues include whether coal processing and transportation costs should be included in the base value of La Plata coal for royalty determination. In addition, the Company was notified of claims by a private royaltyholder involving royalty valuation at the La Plata Mine. The Company is currently assessing the potential impact to the Company and the validity of the audit exceptions and claims.

        In 1996, the Company was notified by BHP, fuel supplier to SJGS, that the Navajo Nation has proposed to select certain properties within the San Juan and La Plata Mines (the "mining properties") pursuant to the Navajo-Hopi Land Settlement Act of 1974 (the "Act"). The mining properties are operated by BHP under leases from the BLM and comprise a portion of the fuel supply for SJGS. An administrative appeal by BHP is pending. In the appeal, BHP expressed concern that transfer of the mining properties to the Navajo Nation may subject the mining operations to taxation and additional regulation by the Navajo Nation, both of which could increase the price of coal that might potentially be passed on to SJGS through the existing Coal Sales Agreement. A stay of all actions by the BLM has been ordered by the Interior Board of Land Appeals pending resolution of the issues on appeal. The Company is monitoring closely the appeal and other developments on this issue and will continue to assess potential impacts to SJGS and the Company's operations. Currently, the Company is unable to predict the ultimate outcome of this matter but does not believe it will have a material adverse effect on the Company's financial condition or results of operations.

ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION

        As described in note 3 to the consolidated financial statements, the Company is subject to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 71, Accounting for the Effects of Certain Types of Regulation. In the event the Company determines that it no longer meets the criteria for following SFAS No. 71, the accounting impact would be an extraordinary,  non-cash  charge  to  operations  of an  amount  that  could  be material. Criteria that may give rise to the discontinuance of SFAS No. 71 include: (1) increasing competition that restricts the Company's ability to establish prices to recover specific costs and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews these criteria to ensure that the continuing application of SFAS No. 71 is appropriate. Based on a current evaluation of the various factors and conditions that are expected to impact future cost recovery, the Company believes that its regulatory assets (net of related regulatory liabilities), including those related to generation, are probable of future recovery.

ACCOUNTING STANDARDS

        Environmental Remediation Liabilities. Effective January 1, 1997, the Company adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position ("SOP") 96-1, Environmental Remediation Liabilities. This Statement provides authoritative guidance for recognition, measurement, display and disclosure of environmental remediation liabilities in financial statements. The Company previously recorded environmental liabilities of $24.0 million for its retired fossil-fueled plants. Approximately $14.4 million of the $24.0 million has been expended through December 31, 1997. The adoption of SOP 96-1 did not have a material impact on the Company's financial position or results of operations.

        Nuclear Plant Decommissioning. The staff of the SEC has questioned certain of the current accounting practices of the electric utility industry regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in financial statements of electric utilities. In response to these questions, the FASB has added a project to its agenda to review the accounting for closure and removal costs, including decommissioning of nuclear power plants. If current electric utility industry accounting practices for nuclear power plant decommissioning are changed, the annual provision for decommissioning could increase relative to 1996, and the estimated cost for decommissioning could be recorded as a liability (rather than as accumulated depreciation), with recognition of an increase in the cost of the related nuclear power plant. The Company does not believe that such changes, if required, would have a material adverse effect on results of operations.

        Reporting Comprehensive Income and Disclosure about Segments of an Enterprise and Related Information. During 1997, FASB issued SFAS No. 130, Reporting Comprehensive Income and SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. These statements are not effective until 1998. SFAS No. 130 requires the reporting and display of comprehensive income and its components in financial statements. The objective of this statement is to report a measure of all changes in equity that resulted from transactions and other economic events of the period other than transactions with owners. Comprehensive income is the total of net income and all other nonowner changes in equity. SFAS No. 131 requires a public company to report selected information about its reportable operating segments in annual and interim condensed financial statements. This statement introduces a new model for segment reporting, called the "management approach" for identifying operating segments. Operating segments are components of an enterprise for which discrete financial information is available, that is evaluated regularly by the chief operating decision-maker within a company in order to make operating decisions and assess performance.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

        The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful, cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. Accordingly, the Company hereby identifies the following important factors which could cause the Company's actual financial results to differ materially from any such results which might be projected, forecasted, estimated or budgeted by the Company in forward-looking statements: (i) adverse actions of utility regulatory commissions; (ii) utility industry restructuring; (iii) failure to recover stranded assets; (iv) failure to obtain new customers or retain existing customers; (v) inability to carry out marketing and sales plans;
(vi) adverse impacts resulting from environmental regulations; (vii) loss of favorable fuel supply contracts; (viii) failure to obtain water rights and rights-of-way; (ix) operational and environmental problems at generating stations; (x) weather conditions and (xi) failure to maintain adequate transmission capacity.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                      INDEX

                                                                            Page
                                                                            ----

Management's Responsibility for Financial Statements ...................     F-1
Report of Independent Public Accountants ...............................     F-2
Financial Statements:
  Consolidated Statements of Earnings ..................................     F-3
  Consolidated Statements of Retained Earnings (Deficit) ...............     F-4
  Consolidated Balance Sheets ..........................................     F-5
  Consolidated Statements of Cash Flows ................................     F-6
  Consolidated Statements of Capitalization ............................     F-7
  Notes to Consolidated Financial Statements ...........................     F-8
Supplementary Data:
  Quarterly Operating Results ..........................................    F-36
  Comparative Operating Statistics .....................................    F-37

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Public Service Company of New Mexico:

We have audited the accompanying consolidated balance sheets and statements of capitalization of Public Service Company of New Mexico (a New Mexico corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, retained earnings (deficit), and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Public Service Company of New Mexico and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


                                        ARTHUR ANDERSEN LLP

Albuquerque, New Mexico
  February 10, 1998


              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                                   Year Ended December 31,
                                                            ------------------------------------
                                                               1997         1996         1995
                                                            ----------    ---------    ---------
                                                          (In thousands except per share amounts)
Operating Revenues:
  Electric                                                  $  722,438    $ 645,639    $ 584,284
  Gas                                                          294,769      227,301      217,985
  Energy Services                                              118,060       10,446        -
  Water                                                           -           -            6,196
                                                            -----------   ----------   ----------
     Total operating revenues                                1,135,267      883,386      808,465
                                                            -----------   ----------   ----------

Operating Expenses:
  Fuel and purchased power                                     235,508      178,807      140,752
  Gas purchased for resale                                     169,758      103,574       94,299
  Gas purchased for resale and other - Energy Services         121,728        9,485        -
  Other operation expenses                                     273,692      263,432      257,627
  Maintenance and repairs                                       52,629       49,694       55,809
  Depreciation and amortization                                 82,702       78,116       80,865
  Taxes, other than income taxes                                36,871       34,864       35,531
  Income taxes                                                  38,334       39,395       30,194
                                                            -----------   ----------   ----------
     Total operating expenses                                1,011,222      757,367      695,077
                                                            -----------   ----------   ----------
     Operating income                                          124,045      126,019      113,388
                                                            -----------   ----------   ----------

Other Income and Deductions:
  Other                                                         21,548        2,367       40,707
  Income tax expense                                            (8,384)      (1,099)     (20,599)
                                                            -----------   ----------   ----------
     Net other income and deductions                            13,164        1,268       20,108
                                                            -----------   ----------   ----------
     Income before interest charges                            137,209      127,287      133,496
                                                            -----------   ----------   ----------

Interest Charges:
  Interest on long-term debt                                    46,670       49,009       52,637
  Other interest charges                                         9,544        5,698        5,297
                                                            -----------   ----------   ----------
     Net interest charges                                       56,214       54,707       57,934
                                                            -----------   ----------   ----------

Net Earnings                                                    80,995       72,580       75,562
Preferred Stock Dividend Requirements                              586          586        3,714
                                                            -----------   ----------   ----------

Net Earnings Available for Common Stock                       $ 80,409     $ 71,994     $ 71,848
                                                            ===========   ==========   ==========

Average Number of Common Shares Outstanding                     41,774       41,774       41,774
                                                            ===========   ==========   ==========

Net Earnings per Common Share (Basic)                         $   1.92     $   1.72     $   1.72
                                                            ===========   ==========   ==========

Net Earnings per Common Share (Diluted)                       $   1.91     $   1.71     $   1.72
                                                            ===========   ==========   ==========

Dividends Paid per Share of Common Stock                      $   0.63     $   0.36     $      -
                                                            ===========   ==========   ==========


   The accompanying notes are an integral part of these financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (DEFICIT)

                                                 Year Ended December 31,
                                         -------------------------------------
                                            1997          1996         1995
                                         ----------    ----------   ----------
                                                     (In thousands)

Balance at Beginning of Year               $ 77,185     $ 25,243    $ (46,006)
Net earnings                                 80,995       72,580       75,562
Redemption of cumulative preferred stock      -            -             (599)
Dividends:
   Cumulative preferred stock                  (586)        (586)      (3,714)
   Common stock                             (28,406)     (20,052)      -
                                         -----------   ----------   ----------
Balance at End of Year                    $ 129,188     $ 77,185     $ 25,243
                                         ===========   ==========   ==========

























    The accompanying notes are an integral part of these financial statements.


              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                 As of December 31,
                                                              -----------------------
                                                                 1997         1996
                                                              ----------   ----------
                                                                    (In thousands)
Utility Plant, at original cost except PVNGS:
  Electric plant in service                                   $1,958,912   $1,918,238
  Gas plant in service                                           441,045      424,827
  Energy services plant in service                                  -           1,241
  Common plant in service                                         43,415       40,005
  Plant held for future use                                          551          639
                                                              -----------  -----------
                                                               2,443,923    2,384,950
  Less accumulated depreciation and amortization               1,003,086      937,228
                                                              -----------  -----------
                                                               1,440,837    1,447,722
  Construction work in progress                                  104,497       76,038
  Nuclear fuel, net of accumulated amortization of
    $21,263 and $20,413                                           27,816       28,933
                                                              -----------  -----------

     Net utility plant                                         1,573,150    1,552,693
                                                              -----------  -----------

Other Property and Investments:
  Non-utility property, net of accumulated depreciation
    of $2,146 and $1,774                                           4,502        3,434
  Other investments, at cost                                     300,438      250,834
                                                              -----------  -----------

     Total other property and investments                        304,940      254,268
                                                              -----------  -----------

Current Assets:
  Cash                                                             8,705       11,125
  Temporary investments, at cost                                   9,490        9,128
  Receivables, net of allowance for uncollectible
    accounts of $783 and $709                                    216,305      197,025
  Income taxes receivable                                           -          18,825
  Fuel, materials and supplies, at average cost                   33,664       41,260
  Gas in underground storage, at average cost                     13,158        2,679
  Other current assets                                             4,509        6,632
                                                              -----------  -----------

     Total current assets                                        285,831      286,674
                                                              -----------  -----------

Deferred charges                                                 149,811      136,679
                                                              -----------  -----------
                                                              $2,313,732   $2,230,314
                                                              ===========  ===========

                         CAPITALIZATION AND LIABILITIES

Capitalization:
  Common stock equity:
    Common stock outstanding--41,774 shares                    $ 208,870    $ 208,870
    Additional paid-in capital                                   469,073      470,358
    Excess pension liability, net of tax                          (2,727)      (2,102)
    Retained earnings since January 1, 1989                      129,188       77,185
                                                              -----------  -----------

       Total common stock equity                                 804,404      754,311
  Cumulative preferred stock without mandatory
    redemption requirements                                       12,800       12,800
  Long-term debt, less current maturities                        713,995      713,919
                                                              -----------  -----------

     Total capitalization                                      1,531,199    1,481,030
                                                              -----------  -----------

Current Liabilities:
  Short-term debt                                                114,100      100,400
  Accounts payable                                               154,501      130,661
  Dividends payable                                                7,248        5,159
  Current maturities of long-term debt                               350       14,970
  Accrued interest and taxes                                      24,161       23,356
  Other current liabilities                                       26,102       25,477
                                                              -----------  -----------

     Total current liabilities                                   326,462      300,023
                                                              -----------  -----------

Deferred Credits:
  Accumulated deferred investment tax credits                     57,823       62,258
  Accumulated deferred income taxes                              121,353      110,266
  Other deferred credits                                         276,895      276,737
                                                              -----------  -----------

     Total deferred credits                                      456,071      449,261
                                                              -----------  -----------

Commitments and Contingencies
                                                              $2,313,732   $2,230,314
                                                              ===========  ===========

   The accompanying notes are an integral part of these financial statements.


              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Year Ended December 31,
                                                                  ---------------------------------
                                                                    1997        1996         1995
                                                                  ---------  ----------   ---------
                                                                               (In thousands)
Cash Flows From Operating Activities:
  Net earnings                                                    $ 80,995   $  72,580    $ 75,562
  Adjustments to reconcile net earnings to net cash flows
    from operating activities:
      Depreciation and amortization                                 94,924      90,458      92,588
      Accumulated deferred investment tax credit                    (4,436)     (4,476)     (4,830)
      Accumulated deferred income taxes                             11,080      31,436       1,622
      Gain on sale of utility property                                 -          (309)    (39,050)
      Write-down of natural gas vehicle program                        -         2,810       1,445
      Curtailment gain on defined benefit pension plan                 -       (13,316)         -
      Changes in certain assets and liabilities:
        Receivables                                                  4,554     (83,416)        795
        Fuel, materials and supplies                                (2,883)      5,795     (26,505)
        Deferred charges                                           (11,190)      5,190       6,731
        Accounts payable                                            23,808      36,930     (11,527)
        Accrued interest and taxes                                     805      (3,500)     (1,218)
        Deferred credits                                             2,455      12,655      29,185
        Other                                                         (371)     (9,279)      5,645
      Other, net                                                    13,381      22,343      17,671
                                                                  ---------  ----------   ---------
              Net cash flows from operating activities             213,122     165,901     148,114
                                                                  ---------  ----------   ---------
Cash Flows From Investing Activities:
  Utility plant additions                                         (128,371)   (103,087)   (107,666)
  Increase in nuclear decommissioning trust                        (23,000)        -            -
  Return of principal of PVNGS lease obligation bonds                5,018         -            -
  Utility plant sales                                                  -           333     206,482
  Other property sales                                                 -           702        (801)
  Net increase in other property and investments                    (6,814)    (14,706)         -
  Escrow for purchase of PVNGS lease obligation bonds              (28,900)   (208,446)         -
  Decrease (increase) in temporary investments, net                   (363)     86,844     (21,451)
                                                                  ---------  ----------   ---------
              Net cash flows from investing activities            (182,430)   (238,360)     76,564
                                                                 ---------  ----------   ---------
Cash Flows From Financing Activities:
  Redemption of PVNGS lease obligation bonds                           -           -      (132,663)
  Redemptions and repurchases of preferred stock                       -           -       (64,175)
  Bond redemption premium and costs                                 (3,693)     (5,158)       (505)
  Proceeds from (repayments of) asset securitization               (13,900)    100,400      18,758
  Repayments of long-term debt                                     (14,970)       (326)    (57,768)
  Trust borrowing for nuclear decommissioning                       23,000         -            -
  Increase in short-term debt                                        4,600         -            -
  Exercise of employee stock options                                (1,285)        -            -
  Dividends paid                                                   (26,864)    (15,560)     (5,126)
                                                                 ---------  ----------   ---------
              Net cash flows from financing activities             (33,112)     79,356    (241,479)
                                                                  ---------  ----------   ---------
Increase (Decrease) in Cash                                         (2,420)      6,897     (16,801)
Cash at Beginning of Year                                           11,125       4,228      21,029
                                                                  ---------  ----------   ---------
Cash at End of Year                                                $ 8,705   $  11,125     $ 4,228
                                                                  =========  ==========   =========
Supplemental cash flow disclosures:
  Interest paid                                                   $ 57,302   $  55,480    $ 63,366
                                                                  =========  ==========   =========
  Income taxes paid, net of refunds                               $ 20,175   $  31,617    $ 52,405
                                                                  =========  ==========   =========



Cash consists of currency on hand and demand deposits.

   The accompanying notes are an integral part of these financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                                                                                       December 31,
                                                                                                ------------------------
                                                                                                   1997         1996
                                                                                                -----------  -----------
                                                                                                          (In thousands)
Common Stock Equity:
    Common Stock, par value $5 per share                                                         $ 208,870    $ 208,870
    Additional paid-in capital                                                                     469,073      470,358
    Excess pension liability, net of tax                                                            (2,727)      (2,102)
    Retained earnings since January 1, 1989                                                        129,188       77,185
                                                                                                -----------  -----------
        Total common stock equity                                                                  804,404      754,311
                                                                                                -----------  -----------

                                                                  Shares
                                                                Outstanding at      Current
                                                Stated           December 31,     Redemption
                                                 Value             1997              Price
                                              ------------   ------------------   ------------
Cumulative Preferred Stock:
    Without mandatory redemption requirements:
        1965 Series, 4.58%                      $100.00           128,000           $102.00         12,800       12,800
                                                             ==================                 -----------  -----------

Long-Term Debt:
Issue and Final Maturity                                       Interest Rates
                                                               ---------------
    First mortgage bonds:
        1997                                                             5 7/8%                          -       14,650
        1999 through 2002                                    7 1/4% to   8 1/8%                     42,556       42,876
        2005 through 2007                                    8 1/8% to   9 1/8%                     43,276       43,276
        2008                                                                 9%                     54,374       54,374
        Pollution control revenue bonds:
            2007 through 2026                                5.7%    to  6 1/2%                    574,345      537,045
            2022                                               Variable rate                             -       37,300
                                                                                                -----------  -----------
                Total first mortgage bonds                                                         714,551      729,521

    Other, including unamortized premium
      and (discount), net                                                                             (206)        (632)
                                                                                                -----------  -----------
            Total long-term debt                                                                   714,345      728,889
    Less current maturities                                                                            350       14,970
                                                                                                -----------  -----------
            Long-term debt, less current maturities                                                713,995      713,919
                                                                                                -----------  -----------
Total Capitalization                                                                            $1,531,199   $1,481,030
                                                                                                ===========  ===========



   The accompanying notes are an integral part of these financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1997, 1996 and 1995

(1)  Summary of Significant Accounting Policies

Organization

        Public Service Company of New Mexico (the "Company") is an investor-owned utility company engaged in the generation, transmission, distribution and sale of electricity. The Company provides retail electric service to a large area of north central New Mexico, including the cities of Albuquerque, Santa Fe, Rio Rancho, Las Vegas, Belen and Bernalillo. The City of Albuquerque (the "COA"), Bernalillo County and the City of Las Vegas franchises expired in 1992, 1997 and 1996, respectively. Customers in the area covered by the expired franchises represent approximately 40.2%, 8.6% and 1.2%, respectively, of the Company's 1997 total electric operating revenues, and no other franchise area represents more than 6.1%. The Company continues to collect and pay franchise fees to both the COA and the City of Las Vegas. The Company currently does not pay franchise fees to Bernalillo County. The Company remains obligated under state law to provide service to customers in the franchise area even in the absence of a franchise agreement. The Company also provides retail electric service to Deming in southwestern New Mexico and to Clayton in northeastern New Mexico. The Company is also engaged in the transmission, distribution and sale of natural gas within the State of New Mexico. The Company distributes natural gas to most of the major communities in New Mexico, including Albuquerque and Santa Fe. In addition, in pursuing new business opportunities, the Company is focusing on energy and utility related activities under its Energy Services Business Unit. These activities will provide energy marketing and energy management services, the marketing of natural gas outside of New Mexico, management services for water and wastewater systems and utility related management and operation services for Federal installations and other large commercial institutions. The Company is also operating the City of Santa Fe's water system.

Systems of Accounts

        The Company maintains its accounts for utility operations primarily in accordance with the uniform systems of accounts prescribed by the Federal Energy Regulatory Commission ("FERC") and the National Association of Regulatory Utility Commissioners, and adopted by the New Mexico Public Utility Commission ("NMPUC").

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

Utility Plant

        Utility plant, with the exception of Palo Verde Nuclear Generating Station ("PVNGS") Unit 3 and the Company's purchased 22% beneficial interests in the PVNGS Units 1 and 2 leases, is stated at original cost, which includes capitalized payroll-related costs such as taxes, pension and other fringe benefits, administrative costs and an allowance for funds used during construction. Utility plant includes certain electric assets not subject to regulation. The results of operations of such electric assets are included in operating income.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995

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

Depreciation and Amortization

        Provision for depreciation and amortization of utility plant is made at annual straight-line rates approved by the NMPUC. The average rates used are as follows:

                                               1997        1996        1995
                                               ----        ----        ----

        Electric plant ................        3.33%       3.32%       3.32%
        Gas plant .....................        3.23%       3.27%       3.21%
        Common plant ..................        7.60%       7.00%       9.61%

       Effective January 1, 1995, electric plant depreciation rates were revised and include a provision for the recovery of fossil-fueled plant decommissioning costs approved by the NMPUC in 1994. Gas plant depreciation rates were approved by the NMPUC and revised in March 1997.

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

Fuel and Purchased Power Cost Adjustment Clause ("FPPCAC")

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

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995


(1)  Summary of Significant Accounting Policies (Continued)

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

Income Taxes

        The Company reports income tax expense in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. SFAS No. 109 requires deferred income taxes for temporary differences between financial and income tax reporting to be recorded using the liability method. Deferred income taxes are computed using the statutory tax rates scheduled to be in effect when the temporary differences reverse. Current NMPUC jurisdictional rates include the tax effects of the majority of these temporary differences (normalization). Recovery of reversing temporary differences previously accounted for under the flow-through method is also included in rates charged to customers. For regulated operations, any changes in tax rates applied to accumulated deferred income taxes may not be immediately recognized because of ratemaking and tax accounting provisions contained in the Tax Reform Act of 1986. Items accorded flow-through treatment under NMPUC orders, deferred income taxes and the future ratemaking effects of such taxes, as well as corresponding regulatory assets and liabilities, are recorded in the financial statements.

Accounting Standards

        Environmental Remediation Liabilities. Effective January 1, 1997, the Company adopted the provisions of The American Institute of Certified Public Accountants Statement of Position ("SOP") 96-1, Environmental Remediation Liabilities. This Statement provides authoritative guidance for recognition, measurement, display and disclosure of environmental remediation liabilities in financial statements. The Company previously recorded environmental liabilities of $24.0 million for its retired fossil-fueled plants. Approximately $14.4 million of the $24.0 million has been expended as of December 31, 1997. The adoption of SOP 96-1 did not have a material impact on the Company's financial position or results of operations.

        Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. In June 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. This Statement establishes, among other things, new criteria for determining whether a transfer of financial assets should be accounted for as a sale or as a pledge of collateral in a secured borrowing. SFAS No. 125 also establishes new accounting requirements for pledged collateral. SFAS No. 125 is effective for all transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, is to be applied prospectively, and earlier or retroactive application is not permitted.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995

(1) Summary of Significant Accounting Policies (Continued)

         Nuclear Plant Decommissioning. The staff of the Securities and Exchange Commission has questioned certain of the current accounting practices of the electric utility industry regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in financial statements of electric utilities. In response to these questions, the FASB has added a project to its agenda to review the accounting for closure and removal costs, including decommissioning of nuclear power plants. If current electric utility industry accounting practices for nuclear power plant decommissioning are changed, the annual provision for decommissioning could increase relative to 1997, and the estimated cost for decommissioning could be recorded as a liability (rather than as accumulated depreciation), with recognition of an increase in the cost of the related nuclear power plant. The Company does not believe that such changes, if required, would have a material adverse effect on results of operations.

Risk Management Activities

        The Company's Board of Directors ("Board") approved a Corporate policy statement regarding risk management activities. The Company is exposed to market risk from changes in certain energy related commodity prices. Although the Company is allowed to enter into certain derivative transactions to manage the volatility relating to the price exposure, the Company did not use derivative financial instruments to hedge this price risk exposure during 1997. Because market prices of certain energy commodities depend on a number of unpredictable factors, such as weather, the Company is currently managing the resulting volatility using commodities contracts. Beginning in 1998, the Company is planning to use derivative financial instruments, including exchange-traded financial futures, options, swaps and other derivative financial instruments as part of an overall risk-management strategy. These instruments are to be used only as a means of hedging exposure to price and interest-rate risk connected to anticipated transactions or existing assets and liabilities. The Company does not intend to open a derivative position for speculative purposes.

        Once the Company enters into derivative transactions, deferral (hedge) accounting will be applied only if the derivative financial instrument reduces the risk of the underlying hedged item and is designated at inception as a hedge with respect to the hedged item. Additionally, the derivative must result in payoffs that are expected to be inversely correlated to those of the hedged item. Correlation will be assessed monthly and measured on a rolling three month average. If a derivative instrument ceases to meet the criteria for deferral or settlement accounting, any subsequent gains and losses will be recognized in income. If a hedging instrument is sold or terminated prior to maturity, gains and losses will continue to be deferred until the hedged item is recognized in income.

Performance Stock Plan

        The Company continues to apply Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for this plan.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995


(2)   Risks and Uncertainties

        Competition and restructuring of the electric utility industry continue to be key issues facing the Company. Efforts to advance and determine the eventual form of industry restructuring continued during 1997.

        At the state level, the Company proposed in April 1997 that the NMPUC reconvene the proceedings involving the NMPUC's Notice of Inquiry into the restructuring of the electric industry, in an attempt to arrive at consensus legislation to be presented to the 1998 session of the New Mexico Legislature. In May 1997, the NMPUC issued an order accepting the Company's proposal for a collaborative effort, and the proposal for a series of meetings to be held among all interested parties. The parties held several meetings in which the Company actively participated. However, in September 1997, the collaborative process to draft legislation was declared at an impasse due to disagreement on issues regarding the divestiture of generation and energy service units from electric distribution and transmission systems, and the recoverability of stranded costs.

        Although the parties could not reach agreement, the Company filed its own proposal for industry restructuring in September 1997 with both the NMPUC, and the Water, Utilities and Natural Resources Committee ("WUNR") of the New Mexico Legislature.

        The Company's proposal called for an immediate rate reduction of $10 million per year for residential customers from the effective date of proposed legislation until open access without the need for a rate case. The proposal also called for full retail competition no later than January 1, 2001. Other parts of the Company's proposal included an offer to create a regulated distribution "wires and pipes" company dedicated only to the delivery of electricity and natural gas. Other services, usually associated with distribution, such as meter reading, billing and customer services would be provided through competitive markets. The Company offered to assume the risk of stranded cost recovery on all fossil fuel generation and for PVNGS Unit 3 which was previously excluded from New Mexico jurisdictional rates. However, the Company would recover all fixed costs associated with PVNGS Units 1 and 2 through a non-bypassable "wires charge" from 2001 to 2016. The proposal also called for certain credits to stranded costs which would effectively shorten the time period for recovery. The Company currently estimates that if the market clearing price for power, which represents the cost of generation at the plant, fell to 3.0 cents/KWh, it may incur an after-tax write-off of approximately $176 million related to its fossil fuel generation if the Company assumes this risk. The Company's proposal was supported by various parties to the collaborative process, including Enron Corporation, the New Mexico Retail Association, Southwestern Public Service Company ("SPS"), the United States Executive Agencies and the International Brotherhood of Electrical Workers. However, the Company's proposal was not adopted by the WUNR and not introduced during the 1998 legislative session. The WUNR declined to recommend any restructuring legislation as a committee bill during the 1998 legislative session.

      On January 22, 1998, the NMPUC submitted its own report to the New Mexico Legislature related to restructuring of the electric utility industry. The following key points were included in the report: (i) PVNGS and Plains Escalante Generating Station are the most debated issues in deregulation because of their potential stranded costs; (ii) stranded costs, if determined to be lawful, should be verified by the NMPUC or its successor, the Public Regulation
Commission ("PRC"); (iii) market power issues may be addressed through functional separation or partial or complete divestiture of generation, transmission and distribution; (iv) unbundling is necessary to understand the disparities among various electricity providers; (v) despite an abundance of natural resources to fuel generation facilities, New Mexico customers pay more for electricity because of costs associated with generation plants; (vi) on average, New Mexico residential customers pay more for electricity than regional and national

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995


(2)   Risks and Uncertainties (Continued)

residential customers and (vii) system reliability must be maintained or enhanced, and customers must be educated and environmental protections should be promoted. In addition, sample legislation was attached to the report, giving either the NMPUC or the PRC authority to conclude matters relating to electric industry restructuring. The report was issued as a result of a NMPUC case and, with the issuance of the report, the case was closed.

        The  NMPUC's  draft  legislation  was not  introduced  during  the  1998
legislative   session.   House  Memorial  27,  the  only  measure  dealing  with
restructuring, passed the House. Memorial 27 stated the intent of the legislature to address the issue of electric industry restructuring in the 1999 session and declared that the NMPUC does not have statutory authority to implement restructuring at this time. The Memorial 27 did not require concurrence by the Senate; however, an identical Senate Memorial was not acted upon by the full Senate prior to adjournment.

        In a related matter, in 1996, the NMPUC ordered all utilities under its jurisdiction to file their estimates of stranded costs, absent any recovery method being adopted, based on the Texas Public Utility Commission Economic Cost Over Market ("ECOM") model. The Company, in its filing, presented two methodologies: (i) using the ECOM model, the Company's stranded cost estimates run from $657 million for a 1998 full retail access case to $119 million for a 2002 full retail access case and (ii) using a second methodology, based upon the difference between the Company's costs of existing generation and the costs of new combined cycle and combustion turbine units to serve the same load, the Company's costs above the level of new gas units, in 1997 dollars, were estimated at $748 million for a 1998 full retail access case to $327 million for a 2002 full retail access case. The Company advised the NMPUC that the results of the ECOM model are highly sensitive to various assumptions, primarily projections of future gas prices. This information was addressed in the NMPUC's report submitted to the New Mexico Legislature.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995


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


                                                          1997         1996
                                                          ----         ----
                                                           (In thousands)

     Deferred Income Taxes ............................$  70,968    $  71,682
     Gas Take-or-Pay Costs ............................   19,953       36,335
     PGAC .............................................   16,006       28,873
     Gas Imputed Revenues .............................   12,823       10,362
     Loss on Reacquired Debt ..........................    8,869        7,850
     Gas Reservation Fees .............................    7,029        7,029
     Gas Retirees' Health Care Costs ..................    6,345        4,437
     Deferred Customer Expense on Gas Assets Sale .....    5,260        5,260
     Proposed Transmission Line Costs .................    2,903        3,111
     EPNG Risk Sharing Surcharge ......................    2,196            -
     Gas Rate Case Costs ..............................    1,571        1,571
     Other ............................................      118          598
                                                       ---------    ---------
          Subtotal ....................................  154,041      177,108
                                                       ---------    ---------

     Deferred Income Taxes ............................  (53,132)     (56,961)
     Gas Regulatory Reserve ...........................  (27,881)     (24,614)
     Customer Gain on Gas Assets Sale .................  (11,856)     (22,230)
     PVNGS Prudence Audit .............................   (6,561)      (6,937)
     Revenue Subject to Refund ........................   (3,896)      (3,594)
     Settlement Due Customers .........................   (3,743)      (4,072)
     EPNG Risk Sharing Surcharge ......................   (2,196)           -
     Other ............................................     (723)           -
     Gain on Reacquired Debt ..........................     (546)        (559)
                                                       ---------    ---------
          Subtotal                                      (110,534)    (118,967)
                                                       ---------    ---------
          Net Regulatory Assets .......................$  43,507    $  58,141
                                                       =========    =========

        As of December 31, 1997, substantially all of the Company's regulatory assets and regulatory liabilities are being recovered in rates charged to customers or have been addressed in a regulatory proceeding. If a portion of the Company's operations under the NMPUC jurisdiction becomes no longer subject to the provisions of SFAS No. 71, a write off of related regulatory assets and liabilities would be required, unless some form of transition cost recovery (refund) continues through rates established and collected for the Company's remaining regulated operations. Based on a current evaluation of the various factors and conditions that are expected to impact future cost recovery, the Company believes that its regulatory assets are probable of future recovery.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995


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

(4)  Capitalization

     Changes  in  common  stock,   additional  paid-in  capital  and  cumulative
preferred stock are as follows:

                                                                                  Cumulative
                                                                                Preferred Stock
                                                                            ----------------------
                                                                               Without Mandatory
                                                                                  Redemption
                                        Common Stock                             Requirements
                                 -------------------------                  ----------------------
                                                               Additional                Aggregate
                                    Number       Aggregate       Paid-In      Number      Stated
                                  of Shares      Par Value       Capital    of Shares      Value
                                  ---------      ---------       -------    ---------      -----
                                                             (Dollars in thousands)

Balance at December 31, 1995
    and 1996                     41,774,083      $ 208,870     $ 470,358     128,000     $ 12,800
Exercise of stock options                                         (1,285)
                                ------------    -----------   -----------   ---------   ----------

Balance at December 31, 1997     41,774,083      $ 208,870     $ 469,073     128,000     $ 12,800
                                ============    ===========   ===========   =========   ==========


Common Stock


       The number of authorized shares of common stock with par value of $5 per share is 80 million shares.

        On December 9, 1997, the Company's Board declared a quarterly cash dividend of 17 cents per share of common stock payable February 20, 1998 to shareholders of record as of February 2, 1998. The Company resumed the payment of cash dividends on common stock starting in May 1996. The Company's Board reviews the Company's dividend policy on a continuing basis. The declaration of common dividends is dependent upon a number of factors including earnings and financial condition of the Company and market conditions.

        On September 16, 1996, the Company implemented a dividend reinvestment and stock purchase plan for investors, including customers and employees. The plan, called PNM Direct, also includes safekeeping services and automatic investment features. The Company's stock is purchased in the open market to meet plan requirements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995


(4)  Capitalization (Continued)

Cumulative Preferred Stock

        The number of authorized shares of cumulative preferred stock is 10 million shares. The Company has 128,000 shares, 1965 Series, 4.58%, stated value of $100 per share, of cumulative preferred stock outstanding. The 1965 Series does not have a mandatory redemption requirement but may be redeemable at 102% of the par value with accrued dividends. The holders of the 1965 Series are entitled to payment before holders of common stock in the event of any liquidation or dissolution or distribution of assets of the Company. In addition, the 1965 Series is not entitled to a sinking fund and cannot be converted into any other class of stock of the Company. The Company's restated articles of incorporation limit the amount of preferred stock which may be issued. The earnings test in the Company's restated articles of incorporation currently allows for the issuance of preferred stock.

Long-Term Debt

        Substantially all utility plant is pledged to secure the Company's first mortgage bonds. A portion of certain series of long-term debt will be redeemed serially prior to their due dates. The issuance of first mortgage bonds by the Company is subject to earnings coverage and bondable property provisions of the Company's first mortgage bond indenture. The Company also has the capability under the mortgage indenture to issue first mortgage bonds on the basis of certain previously retired bonds and earnings.

         The aggregate amounts (in thousands) of maturities for 1998 through 2002 on long-term debt outstanding at December 31, 1997 are as follows:

         1998 ................................................  $      350
         1999 ................................................  $   12,030
         2000 ................................................  $    1,050
         2001 ................................................  $   16,038
         2002 ................................................  $   15,900

         On February 21, 1997, the Company completed the refinancing of $190 million of pollution control revenue bonds issued by the City of Farmington, all maturing in April 2022. The $60 million 1978 Series A Pollution Control Revenue Bonds and the $40 million 1979 Series A Pollution Control Revenue Bonds were refinanced as variable rate bonds (Pollution Control Revenue Refunding Bonds, $40 million 1997 Series A, $37 million 1997 Series B and $23 million 1997 Series
C). The initial variable rates were 3.35% for $40 million 1997 Series A and $37 million 1997 Series B, and 3.30% for $23 million 1997 Series C. The remaining $90 million 1979 Series A Pollution Control Revenue Bonds were refinanced with a fixed rate of 6.375% (Pollution Control Revenue Refunding Bonds, 1997 Series D). The effect of the refinancing resulted in a decrease in interest charges of approximately $1.1 million in 1997.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995


(4)  Capitalization (Continued)

        On December 1, 1997, the Company converted $137.3 million of pollution control revenue bonds from variable rate to fixed rates. Of the total, $100 million of City of Farmington bonds (Pollution Control Revenue Refunding Bonds, $40 million 1997 Series A, $37 million 1997 Series B, and $23 million 1997 Series C) were converted to a fixed rate of 5.80% and $37.3 million of Maricopa County, Arizona Pollution Control Corporation bonds (Pollution Control Revenue Refunding Bonds, $37.3 million 1992 Series A) were converted to a fixed rate of 5.75%. The City of Farmington bonds mature on April 1, 2022, and the Maricopa County, Arizona Pollution Control Corporation bonds mature on November 1, 2022.

Revolving Credit Facility and Other Credit Facilities

        At December 31, 1997, the Company has a $100 million revolving credit facility (the "Facility") with an expiration date of June 30, 1998. The Company must pay commitment fees of 3/10% per year on the total amount of the Facility. The Company expects to renew the Facility before its expiration date with a five-year $300 million senior unsecured revolving credit facility ("Revolver"). The Company also has a $100 million credit facility, which expires on May 20, 2001, and is collateralized by the Company's electric and gas customer accounts receivable and certain amounts being recovered from gas customers relating to certain gas contract settlements. As of December 31, 1997, the Company had $130 million of available liquidity arrangements, consisting of $100 million from the Facility, $15 million from the accounts receivable securitization, and $15 million from local lines of credit.

         In November 1997, the Company requested NMPUC approval to enter into the Revolver. In addition, the Company intends to borrow $140 million from the Revolver to retire all of its outstanding taxable first mortgage bonds. The Company also requested authority to exchange the first mortgage bonds currently collateralizing the outstanding $575 million of tax-exempt pollution control revenue bonds with senior unsecured notes ("SUNs").

        After completion of these transactions, the 1947 Indenture of Mortgage and Deed of Trust would be extinguished, resulting in more administrative, financial and strategic flexibility for the Company. The extinguishment of the mortgage requires the consent of one party which has not yet consented and may not consent. Due to concern about the consent, the Company also requested NMPUC authority to leave an amended mortgage in place. Among other modifications, the mortgage would be amended such that only $111 million of tax-exempt pollution control revenue bonds would have the benefit of the lien. The property under the lien would be reduced and no future bonds could be issued under the mortgage. The SUNs are planned to be issued under an indenture containing a restriction on liens (except in certain limited circumstances) and certain other covenants and restrictions. With the exception of the $111 million of tax-exempt pollution control revenue bonds secured by first mortgage bonds, the SUNs will be the senior debt of the Company. On February 16, 1998, the NMPUC issued an order approving these transactions. The Company is anticipating completion of these transactions in mid-March 1998.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 1997, 1996 and 1995


(4)  Capitalization (Continued)


Off-Balance Sheet Items

        In October 1996, the Company purchased $200 million of the PVNGS Lease Obligation Bonds ("LOBs") at a premium with accrued interest and on December 30, 1997, the Company purchased $28.9 million of 10.15% Series PVNGS LOBs at a premium with accrued interest.

        Although the PVNGS LOBs are off-balance sheet debt, these bonds are included in the calculation of the Company's debt to capitalization ratio as well as various financial coverage ratios by the major rating agencies. The purchase of the PVNGS LOBs is treated by the rating agencies as a defeasance of the bonds thereby resulting in an improvement to these ratios. The purchase of the PVNGS LOBs has also increased earnings in the form of interest income.

Fair Value of Financial Instruments

       The  estimated  fair  value  of  the  Company's   financial   instruments
(including current maturities) at December 31, is as follows:

                                                         1997                   1996
                                                 --------------------  --------------------
                                                  Carrying     Fair     Carrying     Fair
                                                   Amount     Value      Amount     Value
                                                 ---------  ---------  ---------  ---------
                                                               (In thousands)

  Long-Term Debt ............................... $ 714,345  $ 743,524  $ 728,889  $ 731,358
  Decommissioning Trust Debt.................... $  23,000  $  23,000  $       -  $       -

  Investment in PVNGS LOBs ..................... $ 237,774  $ 236,049  $ 212,979  $ 211,327
  Decommissioning Trust......................... $  51,857  $  53,900  $  25,641  $  25,600
  Fossil-Fueled Plant Decommissioning Trust..... $   7,245  $   7,273  $   6,785  $   6,785
  Rabbi Trust................................... $  10,080  $  15,218  $  10,087  $  13,991


       Fair value is based on market quotes provided by the Company's investment bankers.

        The carrying amounts reflected on the consolidated balance sheets approximate fair value for cash, temporary investments, and receivables and payables due to the short period of maturity.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995


(5)  Earnings Per Share

        In 1997, the Company adopted SFAS No. 128, Earnings per Share. As a result, dual presentation of basic and diluted earnings per share has been
presented   in  the   Consolidated   Statement  of   Earnings.   The   following
reconciliation illustrates the impact on the share amounts of potential common shares and the earnings per share amounts:
                                                                    Per-Share
                                                Income    Shares      Amount
                                               --------   ------    ---------
                                                  (In thousands except per
                                                       share amounts)
    December 31, 1997
    Net Earnings                               $80,995
    Less: Preferred stock dividends               (586
                                               -------
    Basic Earnings per Share
    Net earnings available for common stock     80,409    41,774      $1.92
    Options issued                                           217
                                               -------    ------
    Diluted Earnings per Share
    Net earnings available for common stock    $80,409    41,991      $1.91
                                               =======    ======      =====

    December 31, 1996
    Net Earnings                               $72,580
    Less: Preferred stock dividends               (586
                                               -------
    Basic Earnings per Share
    Net earnings available for common stock     71,994    41,774      $1.72
    Options issued                                           332
                                               -------    ------
    Diluted Earnings per Share
    Net earnings available for common stock    $71,994    42,106      $1.71
                                               =======    ======      =====

    December 31, 1995
    Net Earnings                               $75,562
    Less:  Preferred stock dividends            (3,714)
                                               -------
    Basic earnings per share
    Net earnings available for common stock     71,848    41,774      $1.72
    Options issued                                   -       103
                                               -------    ------
    Diluted earnings per share
    Net earnings available for common stock    $71,848    41,877      $1.72
                                               =======    ======      =====

         The adoption of SFAS No. 128 did not have an impact on previously reported earnings per share (basic).

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995

(6)  Income Taxes

       Income taxes consist of the following components:

                                                                         1997        1996       1995
                                                                         ----        ----       ----
                                                                                (In thousands)

       Current Federal income tax ..................................   $ 32,911   $  14,815  $  45,940
        Current state income tax ....................................      9,859       2,847      5,864
        Deferred Federal income tax .................................      8,781      22,372     (3,212)
        Deferred state income tax ...................................       (397)      4,936      7,031
        Amortization of accumulated investment tax credits ..........     (4,436)     (4,476)    (4,442)
        Recognition of accumulated deferred investment tax credits
          relating to sales of utility property .....................          -           -       (388)
                                                                       ---------   ---------  ---------
           Total income taxes .......................................  $  46,718   $  40,494  $  50,793
                                                                       =========   =========  =========

        Charged to operating expenses ...............................  $  38,334   $  39,395  $  30,194
        Charged  to other income and deductions .....................      8,384       1,099     20,599
                                                                       ---------   ---------  ---------
           Total income taxes.......................................   $  46,718   $  40,494  $  50,793
                                                                       =========   =========  =========

        The Company's provision for income taxes differed from the Federal income tax computed at the statutory rate for each of the years shown. The differences are attributable to the following factors:

                                                                          1997        1996       1995
                                                                          ----        ----       ----
                                                                                (In thousands)

        Federal income tax at statutory rates ........................ $   44,700  $   39,576  $  44,224
        Investment tax credits .......................................     (4,436)     (4,476)    (4,442)
        Depreciation of flow-through items ...........................        519         519        723
        Gains on the sale and leaseback of PVNGS
           Units 1 and 2 .............................................       (527)       (527)      (527)
        State income tax .............................................      5,963       5,192      7,146
        Gains on sale of utility property ............................          -           -      3,090
        Other ........................................................        499         210        579
                                                                       ----------  ----------  ---------
           Total income taxes ........................................ $   46,718  $   40,494  $  50,793
                                                                       ==========  ==========  =========

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995


(6)  Income Taxes (Continued)

        Deferred income taxes result from certain temporary differences between the recognition of income and expense for tax and financial reporting purposes, as described in note 1. The major sources of these differences for which deferred taxes have been provided and the tax effects of each are as follows:

                                                                  1997        1996         1995
                                                                  ----        ----         ----
                                                                           (In thousands)

    Deferred fuel costs .....................................   $(9,133)    $ 8,234     $ (3,990)
    Depreciation and cost recovery ..........................     6,390      18,048       12,730
    Loss provision for the M-S-R power purchase contract ....         -           -        3,497
    Contributions in aid of construction ....................    (3,185)     (4,053)      (4,308)
    Alternative minimum tax in excess of regular tax .......     12,482      (1,052)     (26,002)
    Net operating losses utilized ...........................         -           -       55,217
    PVNGS decommissioning ...................................    (1,512)        537       (2,321)
    Gains on sale of utility property .......................         -           -      (29,868)
    Contribution to 401(h) plan .............................     3,181        (510)        (885)
    Regulatory liability ....................................         -      (6,651)          -
    Curtailment gain  .......................................         -       5,272            -
    Transmission project cost ...............................         -       4,898       (3,177)
    Other ...................................................       161       2,585        2,926
                                                                -------     -------     --------
       Net deferred taxes provided ..........................   $ 8,384     $27,308     $  3,819
                                                                =======     =======     ========

         The components of the net accumulated deferred income tax liability were:

                                                             1997        1996
                                                             ----        ----
                                                              (In thousands)
   Deferred Tax Assets:
     Alternative minimum tax credit carryforward  ........  $ 55,198  $ 67,681
     Nuclear decommissioning .............................    18,226    16,303
     Regulatory liabilities ..............................    50,689    54,430
     Other ...............................................    46,079    48,944
                                                            --------  --------
        Total deferred tax assets ........................  $170,192  $187,358
                                                            ========  ========

   Deferred Tax Liabilities:
     Depreciation ........................................  $182,641  $179,430
     Investment tax credit ...............................    57,823    62,258
     Fuel costs ..........................................    23,905    33,038
     Regulatory assets ...................................    68,524    69,151
     Other ...............................................    16,475    16,005

        Total deferred tax liabilities ...................   349,368   359,882
                                                            --------  --------
   Accumulated deferred income taxes, net ................  $179,176  $172,524
                                                            ========  ========

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995


(6)   Income Taxes (Continued)

        The following table reconciles the change in the net accumulated deferred income tax liability to the deferred income tax expense included in the consolidated statement of earnings for the period:


Net change in deferred income tax liability per above table .....    $  6,652

Change in tax effects of income tax related regulatory
   assets and liabilities .......................................      (3,114)

Tax effect of excess pension liability ..........................         410
                                                                     --------
Deferred income tax expense for the period ......................    $  3,948
                                                                     ========

       The Company has no net operating loss carryforwards as of December 31, 1997.

(7)   Employee and Post-Retirement Benefits

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

                                                 1997        1996         1995
                                                 ----        ----         ----

   Service cost ...........................    $  6,535   $   8,540    $  6,770
   Interest cost ..........................      19,592      20,546      18,332
   Actual return on plan assets ...........     (69,069)    (31,211)    (42,148)
   Net amortization and deferral ..........      44,513       9,577      23,295
                                               --------   ---------    --------
   Net periodic pension cost ..............       1,571       7,452       6,249
   Curtailment gain .......................           -     (13,317)         -
                                               --------   ---------    --------
   Total pension expense (income) .........    $  1,571   $  (5,865)   $  6,249
                                               ========   =========    ========

        In December 1996, the Company's Board approved changes to the Company's defined benefit pension plan and implementation of a defined contribution plan no later than January 1, 1998. As a result, the Company recorded a curtailment gain of approximately $13.3 million in the consolidated financial statements for the year ended December 31, 1996.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995


(7)  Employee and Post-Retirement Benefits (Continued)

        The following sets forth the plan's funded status and amounts (in thousands) at December 31:

                                                                                 1997        1996
                                                                                 ----        ----

   Vested benefits .........................................................  $  267,021  $   233,687
   Non-vested benefits .....................................................      30,658       13,470
                                                                              ----------   ----------
   Accumulated benefit obligation ..........................................     297,679      247,157
   Effect of future compensation levels ....................................           -       11,894
   Projected benefit obligation ............................................     297,679      259,051
   Fair value of plan assets ...............................................     330,550      273,981
                                                                              ----------   ----------
   Projected benefit obligation less than plan assets ......................     (32,871)     (14,930)
   Unrecognized prior service cost .........................................        (146)        (180)
   Net unrecognized loss from past experience different from assumed and          14,828       (5,814)
      the effects of changes in assumptions ................................
   Unamortized asset at transition, being amortized through the year 2002...       4,650        5,814
                                                                              ----------   ----------
   Accrued pension asset ...................................................  $  (13,539)  $  (15,110)
                                                                              ==========   ==========

         The weighted average discount rate used to measure the projected benefit obligation was 7.75% for 1997 and 1996, and the expected long-term rate of return on plan assets was 8.75% for 1997 and 1996. The rate of increase in future compensation levels based on age-related scales was not applicable for 1997 and 4.1% for 1996.

Other Postretirement Benefits

         The Company provides medical and dental benefits to eligible retirees. Currently, retirees are offered the same benefits as active employees after reflecting Medicare coordination. The components of postretirement benefit cost (in thousands) are as follows:
                                                   1997      1996     1995
                                                   ----      ----     ----

   Service cost ................................  $1,300   $1,449    $1,869
   Interest cost ...............................   4,452    4,478     4,962
   Actual return on plan assets ................  (6,076)  (1,208)   (2,726)
   Transition obligation amortization ..........   1,817    1,817     1,817
   Net amortization and deferral ...............   4,192     (159)    2,498
                                                  ------   ------    ------
   Total postretirement benefit expense ........  $5,685   $6,377    $8,420
                                                  ======   ======    ======

       The following sets forth the plan's funded status and amounts (in thousands) at December 31:
                                                               1997      1996
                                                               ----      ----
   Accumulated benefit obligations for:
      Retirees ............................................. $ 26,664  $ 25,237
      Fully eligible employees .............................   16,079    15,375
      Active employees .....................................   16,341    17,787
                                                             --------  --------
   Accumulated benefit obligation ..........................   59,084    58,399
   Fair value of plan assets ...............................   33,159    20,930
                                                             --------  --------
   Funded status ...........................................  (25,925)  (37,469)
   Net unrecognized (gain) loss.............................   (4,033)    2,416
   Unrecognized transition obligation (being amortized
       through the year 2012) ..............................   27,256    29,074
                                                             --------  --------
   Accrued postretirement liability ........................ $ (2,702) $ (5,979)
                                                             ========  ========

       Plan assets consist primarily of domestic common stock, fixed income securities and cash equivalents.

       The weighted average discount rate used to measure the projected benefit obligation was 7.25% and 7.75% for 1997 and 1996, respectively, and the expected long-term rate of return on plan assets was 8.75% for 1997 and 1996. The health care cost trend rate was 8.0% for 1997, 1996 and 1995. The effect of a 1% increase in the health care trend rate assumption would increase the accumulated postretirement benefit obligation as of December 31, 1997 by approximately $10.5 million and the aggregate service and interest cost components of net periodic postretirement benefit cost for 1997 by approximately $1.2 million. The health care cost trend rate was expected to decrease to 5.0% by 2010 and to remain at that level thereafter.

Executive Retirement Program

        The Company has an executive retirement program for a group of management employees. The program was intended to attract, motivate and retain key management employees. The Company's projected benefit obligation for this program, as of December 31, 1997, was $19.2 million, of which the accumulated and vested benefit obligation was $19.2 million. As of December 31, 1997, the Company has recognized an additional liability of $2.7 million for the amount of unfunded accumulated benefits in excess of accrued pension costs. The net periodic pension cost for 1997, 1996 and 1995 was $2.2 million, $2.1 million and $2.0 million, respectively. In 1989, the Company established an irrevocable grantor trust in connection with the executive retirement program. Under the terms of the trust, the Company may, but is not obligated to, provide funds to the trust, which was established with an independent trustee, to aid it in meeting its obligations under such program. Marketable securities in the amount of approximately $10.1 million (fair market value of $15.2 million) are presently in trust. No additional funds have been provided to the trust since 1989.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995


(7)  Employee and Post-Retirement Benefits (Continued)

Stock Option Plans

        The Company's Performance Stock Plan is a non-qualified stock option plan, covering a group of management employees. Options are granted at the fair market value of the shares on the date of the grant. Options granted through December 31, 1995, vested on June 30, 1996, have an exercise term of up to 10 years. All subsequent awards granted after December 31, 1995, vest three years from the grant date of the awards. The maximum number of options authorized are five million shares through December 31, 2000.

        In addition, the Company has a Director Retainer Plan which provides for payment of the Directors' annual retainer in the form of cash, restricted stock or stock options. The number of options granted in 1997 under the Director Retainer Plan was 12,000 shares with an exercise price of $6.625. No options under the Director Retainer Plan were exercised during 1997.
The number of option shares outstanding as of December 31, 1997 was 16,000.

        The fair value of each option grant is determined on the date of grant using the Black-Scholes option-pricing model with the following average assumptions used for grants in 1995, 1996 and 1997, respectively: dividend yield of 2.7%, 2.4% and 3.0%; expected volatility of 20%, 18% and 20%, risk-free interest rates of 5.5%, 5.59% and 5.69%; and expected lives of four years.

        A summary of the status of the Company's stock option plans at December 31, and changes during the years then ended is presented below:

                                           1997               1996                  1995
                                     ----------------   ------------------   -------------------
                                             Weighted             Weighted              Weighted
                                              Average              Average               Average
                                             Exercise             Exercise              Exercise
          Fixed Options              Shares   Price     Shares     Price     Shares        Price
          -------------              ------   -----     ------     -----     ------        -----

Outstanding at beginning of year     846,787   $18.48   508,986   $17.625         --           --

Granted                              312,707   $23.03   390,228   $19.48     508,986      $17.625

Exercised                             98,211   $17.62    51,286   $17.625         --           --

Forfeited                             13,998   $19.62     1,141   $17.625         --           --
                                   ---------            -------              -------
Outstanding at end of year         1,047,285   $19.85   846,787   $18.48     508,986      $17.625
                                   =========            =======              =======
Options exercisable at year-end      362,348                                 456,559           --

Weighted-average fair value of
options granted during the year        $4.71              $3.56                $3.49


              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995


(7)  Employee and Post-Retirement Benefits (Continued)

        The  following  table   summarizes   information   about  stock  options
outstanding at December 31, 1997:



                              Options Outstanding                      Options Exercisable
                  ------------------------------------------      ---------------------------
                                    Weighted-
                                     Average
                                    Remaining                                        Weighted
   Range of          Number          Weighted       Average           Number          Average
   Exercise       Outstanding      Contractual      Exercise      Exercisable at      Exercise
    Prices        at 12/31/97         Life          Prices           12/31/97          Prices
   --------       -----------      -----------      --------      --------------     ---------
   $  5.50 -
     $6.625           16,000         9.75 years     $ 6.344             4,000         $ 5.50

   $ 17.625
   $ 23.6875       1,031,285         8.93 years     $20.06            358,348         $17.625
   ---------       ---------         ----------     -------           -------         -------
   $  5.50 -
   $ 23.6875       1,047,285         8.95 years     $19.858           362,348         $17.491
                   =========                                          =======

       Had compensation cost for the Company's performance stock plan been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the effect on the Company's pro forma net earnings and pro forma earnings per share would be as follows:


                                            1997       1996       1995
                                            ----       ----       ----
                                      (In thousands except per share amounts)

  Net Earnings:
  (Available for common)  As Reported      $80,409    $71,994    $71,848
                          Pro Forma        $80,018    $70,952    $71,848

  Basic EPS:              As Reported      $  1.92    $  1.72    $  1.72
                          Pro Forma        $  1.92    $  1.70    $  1.72

  Diluted EPS:            As Reported      $  1.91    $  1.71    $  1.72
                          Pro Forma        $  1.90    $  1.70    $  1.72

            PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995


(8)   Construction Program and Jointly-Owned Plants

        It is estimated that the Company's construction expenditures for 1998 will be approximately $141.3 million, including expenditures on jointly-owned projects. The Company's proportionate share of expenses for the jointly-owned plants is included in operating expenses in the consolidated statements of earnings.

        At December 31, 1997, the Company's interests and investments in jointly-owned generating facilities are:

                                                                                Construction
                                                     Plant in    Accumulated      Work in     Composite
     Station (Fuel Type)                             Service     Depreciation     Progress     Interest
     -------------------                             -------     ------------     --------     --------
                                                                          (In thousands)

     San Juan Generating Station (Coal)..........  $   725,308    $ 341,237      $ 21,679       46.3%
     Palo Verde Nuclear Generating
       Station (Nuclear)*........................  $   190,649    $  40,434      $ 16,537       10.2%
     Four Corners Power Plant Units 4 and 5
        (Coal) ..................................  $   118,305    $  55,703      $  3,812       13.0%


     * Includes the Company's interest in PVNGS Unit 3, the Company's interest in common facilities for all PVNGS units and the 22% beneficial interests in the PVNGS Units 1 and 2 leases.

San Juan Generating Station ("SJGS")

        The Company operates and jointly owns SJGS. At December 31, 1997, SJGS Units 1 and 2 are owned on a 50% shared basis with Tucson Electric Power Company, Unit 3 is owned 50% by the Company, 41.8% by Southern California Public Power Authority and 8.2% by Tri-State Generation and Transmission Association, Inc. Unit 4 is owned 38.457% by the Company, 28.8% by M-S-R Public Power Agency, California public power agency ("M-S-R"), 10.04% by the City of Anaheim, California, 8.475% by the City of Farmington, 7.2% by the County of Los Alamos, and 7.028% by Utah Associated Municipal Power Systems.

Palo Verde Nuclear Generating Station

        The Company has a 10.2% undivided interest in PVNGS. Commercial operation commenced in 1986 for Unit 1 and Unit 2 and 1988 for Unit 3. In 1985 and 1986, the Company completed sale and leaseback transactions for its undivided interests in Units 1 and 2 and certain related common facilities.

     In 1992, the Company purchased approximately 22% of the beneficial interests in the PVNGS Units 1 and 2 leases for approximately $17.5 million, recording $158.3 million as utility plant and $140.8 million as long-term debt. In 1993, such utility plant was written down to $46.7 million in conjunction with an electric retail rate reduction.

            PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995


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

        The PVNGS participants maintain "all-risk" (including nuclear hazards) insurance for nuclear property damage to, and decontamination of, property at PVNGS in the aggregate amount of approximately $2.75 billion as of January 1, 1998, a substantial portion of which must be applied to stabilization and decontamination. The Company has also secured insurance against portions of the increased cost of generation or purchased power and business interruption resulting from certain accidental outages of any of the three PVNGS units if the outage exceeds 17 weeks. The Company is a member of two industry mutual insurers. These mutual insurers provide both the "all-risk" and increased cost of generation insurance to the Company. In the event of adverse losses experienced by these insurers, the Company is subject to an assessment. The
Company's maximum share of any assessment is approximately $4.3 million per year.

        The Company has a program for funding its share of decommissioning costs for PVNGS. Under a portion of this program, the Company makes a series of annual deposits under agreements approved by the NMPUC to an external non-qualified trust which are applied towards an investment in life insurance policies on certain current and former employees. The remaining portion of the nuclear decommissioning funding program is invested in equities in qualified and non-qualified trusts. The results of the 1995 decommissioning cost study indicated that the Company's share of the PVNGS decommissioning costs will be approximately $162.6 million (in 1997 dollars).

        Pursuant to NMPUC approval, the Company funded an additional $2.1 million and $12.5 million in 1997 and 1996, respectively, into the qualified and non-qualified trust funds. The estimated market value of the trusts, including the net cash value of the current life insurance policies, at the end of 1997 was approximately $30.9 million.

(9)  Long-Term Power Contracts

        The Company had two long-term contracts for the purchase of electric power. Under a contract with M-S-R, which expired in early 1995, the Company was obligated to pay certain minimum amounts and a variable component representing the expenses associated with the energy purchased and debt service costs associated with capital improvements. Total payments under this contract amounted to approximately $14 million for 1995.

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995


(9)  Long-Term Power Contracts (Continued)

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

        The Company anticipates the need for approximately 100 to 200 MW of additional capacity in the 1998 through 2000 timeframe. To meet this need, in 1996, the Company entered into a long-term power purchase contract with the Cobisa-Person Limited Partnership ("PLP") to purchase approximately 100 MW of unit contingent peaking capacity from a gas turbine generating unit for a period of 20 years, with an option to renew for an additional five years. The gas turbine generating unit will be constructed and operated by the PLP and will be located on the Company's retired Person Generating Station site located in Albuquerque, New Mexico. The site for the generating unit was chosen, in part, to provide needed benefits to the Company's constrained transmission system. In October 1996, the Company filed a request for approval from the NMPUC. The NMPUC issued a final order approving the application in September 1997. The final order also included approval of a stipulated settlement agreement ("Stipulation") which had earlier been entered into among the Company, the PLP and the NMPUC staff to resolve certain issues raised in this proceeding. The Stipulation included, among other things, a provision wherein the Company committed, in cooperation with the NMPUC staff, to the development and evaluation of a request for proposal ("RFP") for purchase of approximately 5 MW of capacity from solar generation resources. The Company would not be obligated to build such a unit or commit to such a power purchase agreement prior to NMPUC approval of a full-recovery mechanism that would not put the Company at a competitive disadvantage.

        The NMPUC docketed a new case to follow the progress of the RFP and address the issue of full-cost recovery. The RFP was issued on January 16, 1998. Proposals are due on March 24, 1998. It is expected that contracts with successful bidders will be signed by June 6, 1998 in order to facilitate the NMPUC hearing on full-cost recovery, which has been scheduled for June 15, 1998.

        On December 23, 1997, the PLP received FERC approval for "exempt wholesale generator" status with respect to the gas turbine generating unit, as defined in Section 32 of the Public Utility Holding Company Act. Under the power purchase agreement, construction of the gas turbine generating unit is expected to begin in August 1998, with commercial operation and power delivery scheduled in May 1999. The operation date was originally chosen to satisfy both resource and transmission needs anticipated for the Company's jurisdictional load. However, a reduction in the Company's load forecast for 1999 combined with technical issues concerning one of the candidate gas turbines has lead the Company and PLP to consider a nine to twelve month delay in the operation date.

        In addition to the long-term power purchase contract with the PLP, the Company is pursuing other options to ensure its additional capacity needs are met.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995


(10)  Lease Commitments

        The Company leases Units 1 and 2 of PVNGS, certain transmission facilities, office buildings and other equipment under operating leases. The lease expense for PVNGS is $66.3 million per year over base lease terms expiring in 2015 and 2016. Prior to 1992, the aggregate lease expense for the PVNGS leases was $84.6 million per year over the base lease terms; however, this amount was reduced by the purchase of approximately 22% of the beneficial interests in the PVNGS Units 1 and 2 leases (see note 8). Each PVNGS lease contains renewal and fair market value purchase options at the end of the base lease term. Covenants in the Company's PVNGS Units 1 and 2 lease agreements limit the Company's ability, without consent of the owner participants and bondholders in the lease transactions, (i) to enter into any merger or consolidation, or (ii) except in connection with normal dividend policy, to convey, transfer, lease or dividend more than 5% of its assets in any single transaction or series of related transactions.

     Future minimum operating lease payments (in thousands) at December 31, 1997 are:

    1998 ....................................................$   79,436
    1999 ....................................................    79,068
    2000 ....................................................    78,711
    2001 ....................................................    78,528
    2002 ....................................................    78,425
    Later years .............................................   950,979
                                                             ----------
      Total minimum lease payments ......................... $1,345,147
                                                             ==========

        Operating lease expense, inclusive of PVNGS leases, was approximately $80.8 million in 1997, $80.3 million in 1996 and $80.0 million in 1995. Aggregate minimum payments to be received in future periods under noncancelable subleases are approximately $5.9 million.

(11)  Environmental Issues and Retired Fossil-Fueled Plant Decommissioning Costs

        The Company is committed to complying with all applicable environmental regulations. Environmental issues have presented and will continue to present a challenge to the Company. The Company has evaluated the potential impacts of the following environmental issues and believes, after consideration of established reserves, that the ultimate outcome of these environmental issues will not have a material adverse effect on the Company's financial condition or results of operations.

Electric Operations

Santa Fe Station

        The Company and the New Mexico Environment Department ("NMED") have conducted investigations of the groundwater contamination detected beneath the former Santa Fe Generating Station site to determine the source of the contamination. The Company has been and is continuing to cooperate with the NMED regarding site investigations and remedial planning pursuant to a Settlement Agreement between the Company and the NMED. In June 1996, the Company received a letter from the NMED, indicating that the NMED believes the Company is the source of gasoline contamination in a municipal well supplying the City of Santa Fe and groundwater underlying the Santa Fe Station. Further, the NMED letter

(11) Environmental Issues and Retired Fossil-Fueled Plant Decommissioning Costs (Continued)

stated that the Company was required to proceed with interim remediation of the contamination pursuant to the New Mexico Water Quality Control Commission ("NMWQCC") regulations. In July 1996, the Company filed an appeal with the NMWQCC protesting the determination and directives contained in the NMED's June 1996 letter. Subsequently, negotiation meetings were conducted between the Company and the NMED for a resolution of the groundwater contamination issue.

        On October 3, 1996, the Company and the NMED signed an Amendment to the Settlement Agreement concerning the groundwater contamination underlying the site. As part of the Amendment, the Company agreed to spend approximately $1.2 million ("Settlement Amount") for certain costs related to sampling, monitoring, and development and implementation of a remediation plan.

        The amended Settlement Agreement does not, however, provide the Company with a full and complete release from potential further liability for remediation of the groundwater contamination. After the Company has expended the Settlement Amount, if the NMED can establish through binding arbitration that the Santa Fe Station is the source of the contamination, the Company could be required to perform further remediation that is determined to be necessary. The Company continues to dispute any contention that the Santa Fe Station is the source of the groundwater contamination and believes that insufficient data exists to identify the sources of groundwater contamination. The Company has completed an aquifer characterization report and a groundwater quality report associated with the 40 day reactivation of the adjacent Santa Fe supply well in July and August of 1996. These reports strongly suggest the groundwater contamination does not originate from the Santa Fe Station site and has been drawn under the site by the pumping of the Santa Fe supply well. In addition, other urban wells in Santa Fe are likely to be vulnerable to contamination from off-site sources.

        The Company and the NMED, with the cooperation of the City of Santa Fe, have chosen a remediation plan proposed by a remediation contractor. The City of Santa Fe, the Company and the NMED have entered into a Memorandum of Understanding concerning the chosen remediation plan and the operation of the municipal well adjacent to the Santa Fe Station site in connection with carrying out that plan. Construction of the remediation system under the plan is expected to commence in the second quarter of 1998. The system is expected to be in operation early in the third quarter of 1998.

Person Station

        The Company, in compliance with the NMED's Corrective Action Directive, determined that groundwater contamination exists in the deep and shallow groundwater at the Person Station site. The Company is required to delineate the extent of the contamination and remediate the contaminants in the groundwater at the Person Station site. The extent of the contaminant plume in the deep groundwater was assessed and results were reported to the NMED. The Company currently is involved with the process to renew the Resource Conservation and Recovery Act post-closure care permit for the facility. Remedial actions for the deep groundwater will be incorporated into the new permit. The Company has proposed a monitoring program in conjunction with natural attenuation processes as the most cost effective approach for the deep groundwater remediation. The Company's current estimate to decommission its retired fossil-fueled plants includes approximately $6.3 million in additional expenses to complete the groundwater remediation program at Person Station. As part of the financial assurance requirement of the Person Station Hazardous Waste Permit, the Company established a trust fund. The current value of the trust fund at December 31, 1997, was $7.3 million. The remediation program continues on schedule.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995


(11) Environmental Issues and Retired Fossil-Fueled Plant Decommissioning Costs (Continued)

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

        These gas gathering facilities were sold to Williams Gas Processing-Blanco, Inc., a subsidiary of the Williams Field Services Group,
Inc., of Tulsa, Oklahoma ("Williams") on June 30, 1995. As a part of the purchase and sale agreement, the Company agreed to cease discharge to unlined earthen pits in designated vulnerable areas and to retain the responsibility for pit closures for a stated period of time and to a stated dollar amount. The Company has assessed the pits in accordance with OCD/BLM directives, and is now in the process of closing pits and remediating them, if necessary, at wellhead locations within the designated vulnerable areas. The Company has submitted a groundwater management plan to the OCD and has received approval of the plan, and is proceeding with delineation of groundwater contamination and, as necessary, cleanup, in accordance with the approved plan. The Company will address soil and groundwater contamination within the dollar and time limitations imposed by the purchase and sale agreement with Williams, and in accordance with the requirements of the OCD.

         In March 1995, the Jicarilla Apache Tribe ("Jicarilla") enacted an ordinance directing that unlined surface impoundments located within environmentally sensitive areas be remediated and closed by December 1996, and that all other unlined surface impoundments on Jicarilla lands be remediated and closed by December 1998. In 1995, the Company received a claim for indemnification by Williams, the purchaser of the Company's gas gathering and processing assets, for the environmental work required to comply with the Jicarilla ordinance. The Company submitted a closure/remediation plan to the Jicarillas, which was approved. The Company's remediation work pursuant to the plan commenced in mid-1996, and the costs of remediation are being charged against the $10.6 million indemnification cap contained in the purchase and sale agreement between the Company and Williams. The Company met the requirement for closing and remediating pits within the environmentally sensitive area by December 1996, and anticipates closing and remediating all other pits associated with the gas gathering and processing assets by the December 1998 deadline specified in the ordinance.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995


(12)  Asset Sales

        In 1995, the Company and its subsidiaries sold certain non-strategic gas assets for approximately $154 million to Williams, recognizing an after-tax gain of $12.8 million. This gain was adjusted to $11.8 million in 1996 due to an accrual for additional gas environmental costs. Under the NMPUC order approving the sale, the Company is required to share approximately $35 million from the sale with customers, which is being credited to the customer's bills over five years. After completion of the fifth year, the amount of gain will be recalculated to include actual expenses specified in the agreement, subject to NMPUC review. As of December 31, 1997, the Company has a remaining balance of $11.9 million for future years credit to its customers. However, as a result of the increase in estimated sales expense, the Company proposed in another NMPUC case to retain $7.2 million of the $11.9 million until all actual expenses have been accumulated. The NMPUC has not issued an order on the Company's proposal. In addition, the Company, in 1995, sold its water division to the City of Santa Fe for $51.2 million (exclusive of current assets netted against current liabilities), recognizing an after-tax gain of $6.4 million. The Company, through its Energy Services Business Unit, has a contract with the City of Santa Fe to operate the Santa Fe water systems through the year 2001.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995


(13)   Segment Information

        The Company primarily operates in three business segments, as indicated below. A description of each of the Company's three segments and their products, services and markets served is included in Part I of this Annual Report on Form 10-K. Corporate administrative expenses are allocated to segments based upon the nature of the expense.

       Summarized financial information by business segment for 1997, 1996 and 1995 is as follows:

                                                                            Energy
                                                  Electric*      Gas       Services**   Other       Total
                                                  ----------   --------    --------   --------   ----------
                                                                        (In thousands)
1997:
   Operating revenues                             $  722,438   $294,769    $118,060   $      -   $1,135,267
   Operating expenses excluding income taxes         576,521    263,738     132,629          -      972,888
                                                  ----------   --------    --------   --------   ----------
   Pre-tax operating income (loss)                   145,917     31,031     (14,569)         -      162,379
   Operating income tax (benefit)                     36,446      7,587      (5,732)        33       38,334
                                                  ----------   --------    --------   --------   ----------
   Operating income (loss)                        $  109,471   $ 23,444    $ (8,837)  $    (33)  $  124,045
                                                  ==========   ========    ========   ========   ==========
   Depreciation and amortization expense          $   68,089   $ 14,587    $     26   $      -   $   82,702
                                                  ==========   ========    ========   ========   ==========
   Construction expenditures                      $   96,963   $ 31,408    $      -   $      -   $  128,371
                                                  ==========   ========    ========   ========   ==========

   Identifiable assets:
   Net utility plant                              $1,276,927   $296,223    $      -   $      -   $1,573,150
   Other                                             509,007    183,097      40,479      7,999      740,582
                                                  ----------   --------    --------   --------   ----------
      Total assets                                $1,785,934   $479,320    $ 40,479   $  7,999   $2,313,732
                                                  ==========   ========    ========   ========   ==========

1996:
   Operating revenues                             $  645,639   $227,301    $ 10,446   $      -   $  883,386
   Operating expenses excluding income taxes         509,804    191,922      16,246          -      717,972
                                                  ----------   --------    --------   --------   ----------
   Pre-tax operating income (loss)                   135,835     35,379      (5,800)         -      165,414
   Operating income tax (benefit)                     32,422      8,927      (2,296)       342       39,395
                                                  ----------   --------    --------   --------   ----------
   Operating income (loss)                        $  103,413   $ 26,452    $ (3,504)  $   (342)  $  126,019
                                                  ==========   ========    ========   ========   ==========
   Depreciation and amortization expense          $   64,817   $ 13,122    $    177   $      -   $   78,116
                                                  ==========   ========    ========   ========   ==========
   Construction expenditures                      $   76,572   $ 26,497    $     18   $      -   $  103,087
                                                  ==========   ========    ========   ========   ==========

   Identifiable assets:
   Net utility plant                              $1,270,141   $281,348    $  1,204   $      -   $1,552,693
   Other                                             449,478    202,725      13,618     11,800      677,621
                                                  ----------   --------    --------   --------   ----------
      Total assets                                $1,719,619   $484,073    $ 14,822   $ 11,800   $2,230,314
                                                  ==========   ========    ========   ========   ==========

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995

(13)  Segment Information (Continued)

                                                     Electric*      Gas         Other       Total
                                                    ----------    --------     -------    ----------
                                                                   (In thousands)
1995:
    Operating revenues                              $  584,284    $217,985     $ 6,196    $  808,465
    Operating expenses excluding income taxes          470,824     190,128       3,931       664,883
                                                    ----------    --------     -------    ----------
    Pre-tax operating income                           113,460      27,857       2,265       143,582
    Operating income tax                                24,884       4,313         997        30,194
                                                    ----------    --------     -------    ----------
    Operating income                                $   88,576    $ 23,544     $ 1,268    $  113,388
                                                    ==========    ========     =======    ==========
    Depreciation and amortization expense           $   63,047    $ 17,248     $   570    $   80,865
                                                    ==========    ========     =======    ==========
    Construction expenditures                       $   76,610    $ 26,315     $ 4,741    $  107,666
                                                    ==========    ========     =======    ==========

    Identifiable assets:
    Net utility plant                               $1,298,103    $276,218     $   113    $1,574,434
    Other                                              327,547     125,387       8,301       461,235
                                                    ----------    --------     -------    ----------
       Total assets                                 $ 1,625,60    $401,605     $ 8,414    $2,035,669
                                                    ==========    ========     =======    ==========

  *Includes the resources excluded from NMPUC retail rates regulation. **Energy Services began operations in 1996.

        On June 30, 1995, the Company sold substantially all of the gas gathering and processing assets of the Company and its gas subsidiaries and on July 3, 1995, the Company sold its water division (see note 12).

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                           QUARTERLY OPERATING RESULTS


   The unaudited operating results by quarters for 1997 and 1996 are as follows:

                                                                    Quarter Ended
                                                     ----------------------------------------------
                                                     March 31   June 30   September 30  December 31
                                                     --------   --------  ------------  -----------
                                                        (In thousands except per share amounts)

    1997:
       Operating Revenues ...........................$ 298,822   $238,742    $285,971     $311,732
       Operating Income .............................$  36,693   $ 25,994    $ 34,885     $ 26,473
       Net Earnings  ................................$  24,896   $ 15,567    $ 24,319     $ 16,213
       Net Earnings per Share (basic)................$    0.59   $   0.37    $   0.58     $   0.38
       Net Earnings per share (diluted)..............$    0.59   $   0.37    $   0.57     $   0.38

    1996:
       Operating Revenues ...........................$ 241,904   $197,597    $210,757     $233,128
       Operating Income .............................$  38,475   $ 25,346    $ 32,412     $ 29,786
       Net Earnings (1)..............................$  26,448   $ 13,542    $ 19,940     $ 12,650

       Net Earnings per Share (basic) (1)............$    0.63   $   0.32    $   0.47     $   0.30
       Net Earnings per Share (diluted) (1)..........$    0.62   $   0.32    $   0.47     $   0.30

      In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results of operations for such periods have been included.

-------------

(1) During the quarter ended December 31, 1996, the Company made a provision for loss of $10.0 million, net of tax ($.24 per common share), as a result of the gas rate order, pending the outcome of the appeal. In addition, the Company recorded an after-tax curtailment gain of $8.0 million ($.19 per common share) related to the change of the Company's defined benefit pension plan.

                                  PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                                            COMPARATIVE OPERATING STATISTICS

                                                         1997          1996          1995         1994         1993
                                                      ----------    ----------    ----------    ---------    ---------
Electric Service
Energy Sales--KWh (in thousands):
  Residential                                          1,976,434     1,892,290     1,795,371    1,786,292    1,683,213
  Commercial                                           2,841,831     2,698,087     2,578,243    2,534,507    2,398,725
  Industrial                                           1,556,264     1,505,801     1,434,974    1,268,208    1,145,369
  Other ultimate customers                               160,370       310,118       220,777      364,144      219,481
                                                      ----------    ----------    ----------    ---------    ---------
    Total sales to ultimate customers                  6,534,899     6,406,296     6,029,365    5,953,151    5,446,788
  Sales for resale                                     6,785,643     4,575,220     2,590,513    3,361,933    3,375,216
                                                      ----------    ----------    ----------    ---------    ---------
    Total KWh sales                                   13,320,542    10,981,516     8,619,878    9,315,084    8,822,004
                                                      ==========    ==========    ==========    =========    =========

Electric Revenues (in thousands):
  Residential                                          $ 184,813     $ 177,220     $ 168,633    $ 172,559    $ 163,131
  Commercial                                             237,629       226,146       218,222      229,851      218,263
  Industrial                                              86,927        83,651        79,964       79,729       74,157
  Other ultimate customers                                10,135        20,804        18,749       24,147       15,548
                                                      ----------    ----------    ----------    ---------    ---------
    Total revenues to ultimate customers                 519,504       507,821       485,568      506,286      471,099
  Sales for resale                                       185,334       121,329        80,949*      96,821*      99,895*
                                                      ----------    ----------    ----------    ---------    ---------
    Total revenues from energy sales                     704,838       629,150       566,517      603,107      570,994
  Miscellaneous electric revenues                         17,600        16,489        17,767       18,687       18,734
                                                      ----------    ----------    ----------    ---------    ---------
    Total electric revenues                            $ 722,438     $ 645,639     $ 584,284    $ 621,794    $ 589,728
                                                      ==========    ==========    ==========    =========    =========

Customers at Year End:
  Residential                                            311,314       304,900       296,821      287,369      278,357
  Commercial                                              36,942        36,292        35,390       34,336       33,568
  Industrial                                                 363           375           374          384          381
  Other ultimate customers                                   637           632           598          599          576
                                                      ----------    ----------    ----------    ---------    ---------
    Total ultimate customers                             349,256       342,199       333,183      322,688      312,882
  Sales for Resale                                            66            56            37           42           37
                                                      ----------    ----------    ----------    ---------    ---------
    Total customers                                      349,322       342,255       333,220      322,730      312,919
                                                      ==========    ==========    ==========    =========    =========

Reliable Net Capability--KW                            1,506,000     1,506,000     1,506,000    1,506,000    1,541,000
Coincidental Peak Demand--KW                           1,209,000     1,217,000     1,247,000    1,189,000    1,104,000
Average Fuel Cost per Million BTU                     $   1.2319    $   1.2735    $   1.3177    $  1.3488    $  1.3844
BTU per KWh of Net Generation                             10,927        10,768        10,811       10,817       11,036

Water Service  **
  Water Sales--Gallon (in thousands)                       -            -          1,616,544    3,366,388    3,414,950
  Revenues (in thousands)                                  -            -         $    6,196    $  13,407    $  13,063
  Customers at Year End                                    -            -             23,752       23,452       22,743

------------------------

* Due to the provision for the loss associated with the M-S-R contingent power purchase contract recognized in 1992, operating revenues were reduced by $7.3 million, $25.0 million and $20.5 million for 1995, 1994 and and 1993, respectively.

**      On July 3, 1995,  the Company sold its water utility  division (see note
        12  to  the   consolidated   financial   statements).   Water  Service's
        comparative operating statistics for 1995 are through this date.


                                  PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                                            COMPARATIVE OPERATING STATISTICS

                                                  1997          1996         1995         1994         1993
                                               ----------    ---------     ---------    ---------    ---------
Gas Throughput--Decatherms (in thousands)
PNMGS:
    Residential                                    30,755       27,387        25,865       27,139       28,031
    Commercial                                     10,644        9,310         8,864        9,767       10,428
    Industrial                                      1,280        2,136           661          831          923
    Public authorities                              4,153        2,591         2,411        2,465        2,473
    Irrigation                                      1,593        1,418         1,245        1,272        1,259
    Sales for resale                                1,233        3,094         1,266          680        1,041
    Off-system sales                                1,179        5,745         1,176            -            -
    Unbilled                                         (202)       1,405        (1,764)        (309)        (636)
                                               ----------    ---------     ---------    ---------    ---------
    PNMGS sales                                    50,635       53,086        39,724       41,845       43,519
    Transportation throughput                      33,975       47,010        49,136       43,135       46,059
                                               ----------    ---------     ---------    ---------    ---------
   PNMGS throughput                                84,610      100,096        88,860       84,980       89,578
Gathering Company:
    Spot market sales                             -            -                  39      -            -
    Transportation throughput                     -            -              20,695       47,091       45,754
                                               ----------    ---------     ---------    ---------    ---------
         Total throughput                          84,610      100,096       109,594      132,071      135,332
                                               ==========    =========     =========    =========    =========

Gas Revenues (in thousands)
PNMGS:
    Residential                                 $ 187,563    $ 129,911     $ 125,290    $ 149,439    $ 149,796
    Commercial                                     50,502       33,022        32,328       42,725       44,575
    Industrial                                      4,536        5,179         1,873        2,905        3,369
    Public authorities                             17,577        8,018         7,939        9,969        9,694
    Irrigation                                      5,041        3,252         3,077        4,061        4,418
    Sales for resale                                4,465        2,106         3,114        2,462        3,137
    Off-system sales                                1,926       14,352         1,885      -            -
    Imbalance penalties                             1,273        1,231         1,786          944      -
    Unbilled                                       (2,172)       2,678        (2,430)         267       (1,573)
                                               ----------    ---------     ---------    ---------    ---------
    Revenues from gas sales                       270,711      199,749       174,862      212,772      213,416
    Transportation                                 14,172       17,215        18,532       19,742       19,376
    Liquids                                         4,451        7,608        12,782       14,551       18,214
    Other                                           5,435        2,729         3,606        4,705        3,576
                                               ----------    ---------     ---------    ---------    ---------
    PNMGS operating revenues                      294,769      227,301       209,782      251,770      254,582
Gathering Company:
    Spot market sales                             -            -                  42      -                  4
    Transportation                                -            -               3,640        7,850        7,353
    Imbalance penalties                           -            -                 418           26       -
Processing Company:
    Liquids revenue                               -            -                 632         (621)        (311)
    Processing fees                               -            -               3,471       10,485        9,459
                                               ----------    ---------     ---------    ---------    ---------
         Total operating revenues               $ 294,769    $ 227,301     $ 217,985    $ 269,510    $ 271,087
                                               ==========    =========     =========    =========    =========

Customers at Year End
PNMGS:
    Residential                                   375,032      367,025       358,822      348,715      337,768
    Commercial                                     31,560       30,757        30,493       30,139       30,151
    Industrial                                         50           54            59           57           72
    Public authorities                              2,735        2,462         2,444        2,463        1,958
    Irrigation                                      1,027        1,076           886          899          951
    Sales for resale                                    3            3             2            3            3
    Transportation                                     31           36            38           43           37
                                               -----------   ----------    ----------   ---------    ---------
    PNMGS customers                               410,438      401,413       392,744      382,319      370,940
Gathering Company:
    Off-system sales                              -            -             -            -                  1
    Transportation                                -            -             -                 21           21
Processing Company                                -            -             -                 32           25
                                               -----------   ----------    ----------   ---------    ---------
         Total customers                          410,438      401,413       392,744      382,372      370,987
                                               ===========   ==========    ==========   =========    =========

On June 30, 1995, the Company sold substant the gas gathering and processing assets of the Company and its gas subsidiaries (see note 12 to the notes to consolidated financial statements). Comparative operating statistics for Gathering Company and Processing Company are through this date.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

       None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

       Reference is hereby made to "Election of Directors" in the Company's Proxy Statement relating to the annual meeting of stockholders to be held on April 28, 1998 (the "1998 Proxy Statement"), to PART I, SUPPLEMENTAL ITEM - "EXECUTIVE OFFICERS OF THE COMPANY" and "Other Matters" - "Section 16(a) Beneficial Ownership Reporting Compliance" in the 1998 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

       Reference is hereby made to "Executive Compensation" in the 1998 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Reference is hereby made to "Voting Information", "Election of Directors" and "Stock Ownership of Certain Executive Officers" in the 1998 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Reference  is  hereby  made  to  the  1998  Proxy   Statement  for  such
disclosure, if any, as may be required by this item.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
            ON FORM 8-K

       (a) - 1.    See Index to Financial Statements under Item 8.

       (a) - 2. Financial Statement Schedules for the years 1997, 1996, and 1995 are omitted for the reason that they are not required or the information is otherwise supplied.

       (a) - 3-A.  Exhibits Filed:

 Exhibit
   No.                                  Description
 -------                                -----------

  10.11.1 Amendment No. 1 to the Early Purchase and Participation Agreement between Public Service Company of New Mexico and M-S-R Public Power Agency, executed as of December 16, 1987, for San Juan Unit 4 (refiled).

 Exhibit
   No.                                  Description
 -------                                -----------

 10.25.1**   Second  Restated and Amended Public  Service  Company of New Mexico
             Executive Medical Plan as amended on December 28, 1995.

 10.67       New Mexico Public Service Commission Order dated July 30, 1987, and
             Exhibit 1 thereto, in NMPUC Case No. 2004, regarding the PVNGS decommissioning trust fund (refiled).

 10.68.1 Amendment Number One to the Master Decommissioning Trust Agreement for Palo Verde Nuclear Generating Station dated January 27, 1997, between Public Service Company of New Mexico and Mellon Bank, N.A.

 23.1        Consent of Arthur Andersen LLP.

 27          Financial Data Schedule.
-----------

         ** Designates each management contract or compensatory plan or arrangement required to be identified pursuant to paragraph 3 of
               Item 14(a) of Form 10-K.

         (a) - 3-B.  Exhibits Incorporated By Reference:

         In addition to those Exhibits shown above, the Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation S-K section 10, paragraph (d) by reference to the filings set forth below:

Exhibit No.        Description of Exhibit                      Filed as Exhibit:               File No:
-----------        ----------------------                      -----------------               --------

Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

 2.1    Purchase and Sale Agreement By and Among Public  4-(b) to Registration Statement       2-99990
        Service Company of New Mexico, Sunterra Gas      No. 2-99990 of the Company.
        Gathering Company, Sunterra Gas Processing
        (Sellers) and Williams Gas Processing - Blanco,
        Inc. (Buyer).
2.1.1   First Amendment to Purchase and Sale Agreement   2.1.1 to Annual Report of the          1-6986
        By and Among Public  Service  Company of New     Registrant on Form 10-K
        Mexico,  Sunterra Gas  Gathering  Company,       for fiscal year
        Sunterra Gas Processing Company (Sellers) and    ended December 31, 1994.
        Williams Gas Processing - Blanco, Inc. (Buyer)


Exhibit No.        Description of Exhibit                      Filed as Exhibit:               File No:
-----------        ----------------------                      -----------------               --------
2.1.2   Second Amendment to Purchase and Sale Agreement  2.1.2 to Annual Report of the          1-6986
        By and Among Public  Service  Company of New     Registrant on Form 10-K
        Mexico,  Sunterra Gas  Gathering  Company,       for fiscal year
        Sunterra Gas Processing Company (Sellers) and    ended December 31, 1994.
        Williams Gas Processing-Blanco, Inc. (Buyer)

2.2     Agreement to Purchase and Sell Between City of   4-(b) to Registration Statement        2-99990
        Santa Fe, New Mexico and Public                  No. 2-9990 of the Company.
        Service Company of New Mexico.

2.2.1   First Amendment to Agreement to Purchase and     2.2.1 to Annual Report of the          1-6986
        Sell Between the City of Santa Fe, New Mexico    Registrant on Form 10-K for
        and Public Service Company of New Mexico.        fiscal year ended December 31,
                                                         1994.

2.2.2   Second Amendment to Agreement to Purchase and    2.2.2 to Annual Report of the          1-6986
        Sell Between the City of Santa Fe, New Mexico    Registrant on Form 10-K for
        and Public Service Company of New Mexico.        fiscal year ended December 31,
                                                         1994.

2.2.3   Third Amendment to Agreement to Purchase and     2.2.3 to Annual Report of the          1-6986
        Sell Between the City of Santa Fe, New Mexico    Registrant on Form 10-K for
        and Public Service Company of New Mexico.        fiscal year ended December 31,
                                                         1994.

2.2.4   Fourth Amendment to Agreement to Purchase and    2.2.4 to Annual Report of the          1-6986
        Sell Between the City of Santa Fe, New Mexico    Registrant on Form 10-K for
        and Public Service Company of New Mexico.        fiscal year ended December 31,
                                                         1994.

2.2.5   Fifth Amendment to Agreement to Purchase and     2.2.5 to Annual Report of the          1-6986
        Sell Between the City of Santa Fe, New Mexico    Registrant on Form 10-K for
        and Public Service Company of New Mexico.        fiscal year ended December 31,
                                                         1994.

2.2.6   Sixth Amendment to Agreement to Purchase and     2.2.6 to Annual Report of the          1-6986
        Sell Between the City of Santa Fe, New Mexico    Registrant on Form 10-K for
        and Public Service Company of New Mexico.        fiscal year ended December 31,
                                                         1994.

2.2.7   Seventh  Amendment  to  Agreement  to Purchase   2.2.7 to the Company's Quarterly       1-6986
        and Sell  Between the City of Santa Fe,          Report  on Form  10-Q
        New  Mexico and  Public  Service                 for the quarter ended June 30,
        Company of New Mexico.                           1995.

Articles of Incorporation and By-laws

 3.1    Restated Articles of Incorporation of the        4-(b) to Registration Statement       2-99990
        Company, as amended through May 10, 1985.        No. 2-99990 of the Company.

Exhibit No.        Description of Exhibit                      Filed as Exhibit:               File No:
-----------        ----------------------                      -----------------               --------

3.2     By-laws of Public Service Company of New Mexico  3.2 to Annual Report of the            1-6986
        With All Amendments to and including December    Registrant on Form 10-K for the
        5, 1994.                                         fiscal year ended December 31,
                                                                 1994.

Instruments Defining the Rights of Security Holders, Including Indentures

4.1     Indenture   of  Mortgage  and  Deed  of  Trust   4-(d) to Registration Statement        2-99990
        dated  as of June 1, 1947,  between the          No. 2-99990 of the Company.
        Company and The Bank of New York (formerly
        Irving Trust  Company),  as Trustee,
        together  with  the  Ninth  Supplemental
        Indenture  dated as of January 1, 1967, the
        Twelfth Supplemental  Indenture dated as of
        September 15, 1971, the Fourteenth
        Supplemental Indenture dated as of  December 1,
        1974  and  the  Twenty-second  Supplemental
        Indenture dated as of October 1, 1979 thereto
        relating to First Mortgage Bonds of the Company.

4.2     Portions of sixteen supplemental indentures to   4-(e) to Registration Statement       2-99990
        the Indenture of Mortgage and Deed of Trust      No. 2-99990 of the Company.
        dated as of June 1, 1947, between the Company
        and The Bank of New York (formerly Irving Trust
        Company), as Trustee, relevant to the
        declaration or payment of dividends or the
        making of other distributions on or the
        purchase by the Company of shares of the
        Company's Common Stock.

Material Contracts

10.1    Supplemental Indenture of Lease dated as of      4-D to Registration Statement         2-26116
        July 19, 1966 between the Company and other      No. 2-26116 of the Company.
        participants in the Four Corners Project and
        the Navajo Indian Tribal Council.

10.1.1  Amendment and Supplement No. 1 to Supplemental   10.1.1 to Annual Report of the         1-6986
        and Additional Indenture of Lease dated          Registrant on Form 10-K for
        April 25, 1985 between the Navajo Tribe of       fiscal year ended December 31,
        Indians and Arizona Public Service Company, El   1995.
        Paso Electric Company, Public Service Company
        of New Mexico, Salt River Project Agricultural
        Improvement and Power District, Southern
        California Edison Company, and Tucson Electric
        Power Company (refiled).


Exhibit No.        Description of Exhibit                      Filed as Exhibit:               File No:
-----------        ----------------------                      -----------------               --------

10.2    Fuel Agreement, as supplemented, dated as of     4-H to Registration Statement         2-35042
        September 1, 1966 between Utah Construction &    No. 2-35042 of the Company.
        Mining Co. and the participants in the Four
        Corners Project including the Company.

10.3    Fourth Supplement to Four Corners Fuel           10.3 to Annual Report of the          1-6986
        Agreement  No. 2 effective as of January 1,      Registrant on Form 10-K for
        1981, between Utah International Inc. and        fiscal year ended  December 31,
        participants  in  the  Four  Corners             1991.
        Project, including the Company.

10.4    Contract between the United States and the       5-L to Registration Statement         2-41010
        Company dated April 11, 1968, for furnishing     No. 2-41010 of the Company.
        water.

10.4.1  Amendatory  Contract between the United          5-R to Registration Statement         2-60021
        States  and the Company dated September          for No. 2-60021 of the Company.
        29, 1977, for furnishing water.

10.5    Co-Tenancy Agreement between the Company and     5-O to Registration Statement         2-44425
        Tucson Gas & Electric Company dated              No. 2-44425 of the Company.
        February 15, 1972, pertaining to the San Juan
        generating plant.

10.5.3  Modification No. 4  dated October 25, 1984  and  10.5.3 to Annual Report of             1-6986
        Modification No. 5 dated July 1, 1985 to         Registrant on Form 10-K for
        Co-Tenancy Agreement between the Company and     fiscal year ended December 31,
        Tucson Electric Power Company (refiled).         1995.

10.5.5  Modification No. 8 to San Juan Project           10.5.5 to the Company's                1-6986
        Co-Tenancy Agreement between Public Service      Quarterly Report on Form 10-Q
        Company of New Mexico and Tucson Electric Power  for the quarter ended March 31,
        Company dated September 15, 1993.                1994.

10.5.6  Modification No. 9  to San Juan Project          10.5.6 to the Company's                1-6986
        Co-Tenancy Agreement between Public Service      Quarterly Report on Form 10-Q
        Company of New Mexico and Tucson Electric Power  for the quarter ended March 31,
        Company dated January 12, 1994.                  1994.

10.5.7  Modification No. 10 to San Juan Project          10.5.7 to Annual Report of the         1-6986
        Co-Tenancy Agreement between Public Service      Registrant on Form 10-K for
        Company of New Mexico and Tucson Electric Power  fiscal year ended December 31,
        Company dated November 30, 1995.                 1995.

10.7    San Juan Project Operating Agreement between     5-S to Registration Statement         2-50338
        the Company and Tucson                           No. 2-50338 of the Company.
        Gas & Electric Company, executed
        December 21, 1973.

Exhibit No.        Description of Exhibit                      Filed as Exhibit:               File No:
-----------        ----------------------                      -----------------               --------


10.7.1  Modification No. 4 dated October 25, 1984 and    10.7.1 to Annual Report of             1-6986
        Modification No. 5 dated July 1, 1985 to San     Registrant on Form 10-K for
        Juan Project Operating Agreement between the     fiscal year ended December 31,
        Company and Tucson Electric Power Company        1995.
        (refiled).

10.7.3  Modification No. 8 to San Juan Project           10.7.3 to the Company's                1-6986
        Operating Agreement between Public Service       Quarterly Report on Form 10-Q
        Company of New Mexico and Tucson Electric Power  for the quarter ended March 31,
        Company dated September 15, 1993.                1994.

10.7.4  Modification No. 9 to San Juan Project           10.7.4 to the Company's                1-6986
        Operating Agreement between Public Service       Quarterly Report on Form 10-Q
        Company of New Mexico and Tucson Electric Power  for the quarter ended March 31,
        Company dated January 12, 1994.                  1994.

10.7.5  Modification No. 10 dated November 30, 1995  to  10.7.5 to Annual Report of the         1-6986
        San Juan Project Operating Agreement between     Registrant on Form 10-K for
        Public Service Company of New Mexico and Tucson  fiscal year ended December 31,
        Electric Power Company.                          1995.

10.8    Arizona Nuclear Power Project Participation      5-T to Registration Statement         2-50338
        Agreemen among the Company and Arizona  Public   No.  2-50338 of the Company.
        Service Company, Salt River Project Agricultural
        Improvement and Power District, Tucson Gas &
        Electric Company and El Paso Electric Company,
        dated August 23, 1973.

10.8.1  Amendments No. 1 through No. 6 to Arizona        10.8.1 to Annual Report of the         1-6986
        Nuclear Power Project Participation Agreement.   Registrant on Form 10-K for
                                                         fiscal year ended December 31,
                                                         1991.
10.8.2  Amendment No. 7 effective April 1, 1982, to the  10.8.2 to Annual Report of the         1-6986
        Arizona Nuclear Power Project Participation      Registrant on Form 10-K for
        Agreement (refiled).                             fiscal year ended December 31,
                                                         1991.

10.8.3  Amendment No. 8 effective September 12, 1983,    10.58 to Annual Report of the          1-6986
        to the Arizona Nuclear Power Project             Registrant on Form 10-K for
        Participation Agreement. (refiled)               fiscal year ended December 31,
                                                         1993.

10.8.4  Amendment No. 9 to Arizona Nuclear Power         10.8.4 to Annual Report of the         1-6986
        Project Participation Agreement dated as of      Registrant on Form 10-K for
        June 12, 1984 (refiled).                         fiscal year ended December 31,
                                                         1994.

10.8.5  Amendment No. 10  dated as of November 21, 1985  10.8.5 to Annual Report of the         1-6986
        and Amendment No. 11 dated as of June 13, 1986   Registrant on Form 10-K for
        and effective January 10, 1987 to Arizona        fiscal year ended December 31,
        Nuclear Power Project Participation Agreement    1994.
        (refiled).


Exhibit No.        Description of Exhibit                      Filed as Exhibit:               File No:
-----------        ----------------------                      -----------------               --------

10.8.7  Amendment No. 12 to Arizona  Nuclear Power       19.1 to the Company's Quarterly        1-6986
        Project Participation Agreement dated June 14,   Report on Form 10-Q for the
        1988, and effective August 5, 1988.              quarter ended September 30, 1990.

10.8.8  Amendment No. 13 to the Arizona  Nuclear Power   10.8.10 to Annual Report of            1-6986
        Project Participation  Agreement dated April 4,  Registrant  on Form 10-K for the
        1990,  and  effective  June 15, 1991             fiscal year ended December 31,
                                                         1990.

10.9    Coal Sales Agreement executed August 18, 1980    10.9 to Annual Report of the           1-6986
        among San Juan Coal Company, the Company and     Registrant on Form 10-K for
        Tucson Electric Power Company, together with     fiscal year ended December 31,
        Amendments No. One, Two, Four, and Six thereto.  1991.

10.9.1  Amendment No. Three to Coal Sales Agreement      10.9.1 to Annual Report of the         1-6986
        dated April 30, 1984 among San Juan Coal         Registrant on Form 10-K for
        Company, the Company and Tucson Electric Power   fiscal year ended December 31,
        Company.                                         1994 (confidentiality treatment
                                                         was  requested  at  the  time  of
                                                         filing the  Annual  Report of the
                                                         Registrant   on  Form   10-K  for
                                                         fiscal  year ended  December  31,
                                                         1984;   exhibit   was  not  filed
                                                         therewith   based   on  the  same
                                                         confidentiality request).

10.9.2  Amendment  No.  Five to Coal  Sales  Agreement   10.9.2 to Annual Report of the         1-6986
        dated May 29,  1990  among San Juan Coal         Registrant  on Form 10-K for
        Company,   the  Company  and  Tucson             fiscal year ended December 31,
        Electric Power Company.                          1991 (confidentiality
                                                         treatment  was  requested  as  to
                                                         portions  of  this  exhibit,  and
                                                         such  portions  were omitted from
                                                         the exhibit  filed and were filed
                                                         separately  with  the  Securities
                                                         and Exchange Commission).

10.9.3  Amendment No. Seven to Coal Sales Agreement,     19.3 to the Company's Quarterly        1-6986
        dated as of July 27, 1992 among San Juan Coal    Report on Form 10-Q for the
        Company, the Company and Tucson Electric Power   quarter ended September 30, 1992
        Company.                                         (confidentiality treatment was
                                                         requested  as to portions of this
                                                         exhibit,  and such  portions were
                                                         omitted  from the  exhibit  filed
                                                         and were  filed  separately  with
                                                         the   Securities   and   Exchange
                                                         Commission).

Exhibit No.        Description of Exhibit                      Filed as Exhibit:               File No:
-----------        ----------------------                      -----------------               --------

10.9.4    First  Supplement  to Coal  Sales  Agreement,    19.4 to the Company's  Quarterly    1-6986
          dated July 27, 1992 among San Juan Coal          Report on Form 10-Q for the
          Company,  the  Company  and  Tucson              quarter ended September 30, 1992
          Electric Power Company.                          (confidentiality  treatment was
                                                           requested  as  to  portions  of
                                                           this exhibit, and such portions
                                                           were  omitted  from the exhibit
                                                           as  of  filed  and  were  filed
                                                           separately  with the Securities
                                                           and Exchange Commission).

10.9.5    Amendment No. Eight to Coal Sales Agreement,     10.9.5 to Annual Report of the      1-6986
          dated as of September 1, 1995, among San Juan    Registrant on Form 10-K for
          Coal Company, the Company and Tucson Electric    fiscal year ended December 31,
          Power Company.                                   1995.

10.9.6    Amendment No. Nine to Coal Sales Agreement,      10.9.6 to Annual Report of the      1-6986
          dated as of December 31, 1995, among San Juan    Registrant on Form 10-K for
          Coal Company,  the Company and Tucson Electric   fiscal year ended December 31,
          Power Company.                                   1997.

10.11     San Juan Unit 4 Early Purchase and               10.11 to the Company's Quarterly    1-6986
          Participation Agreement dated as of              Report on Form 10-Q for the
          September 26, 1983 between the Company and       quarter ended March 31, 1994.
          M-S-R Public Power Agency, and Modification
          No. 2 to the San Juan Project Agreements dated
          December 31, 1983. (refiled)

10.12     Amended and Restated San Juan Unit 4 Purchase    10.12 to Annual Report of the       1-6986
          and Participation Agreement dated as of          Registrant on Form 10-K for
          December 28, 1984 between the Company and the    fiscal year ended December 31,
          Incorporated County of Los Alamos (refiled).     1994.

10.14     Participation Agreement among the Company,       10.14 to Annual Report of the       1-6986
          Tucson  Electric  Power  Company and certain     Registrant on Form 10-K for
          financial institutions relating to the San Juan  fiscal year ended December 31,
          Coal Trust dated as of December 31, 1981         1992.
          (refiled).

10.16     Interconnection Agreement dated November 23,     10.16 to Annual Report of the          1-6986
          1982, between the Company and Southwestern       Registrant on Form 10-K for
          Public Service Company (refiled).                fiscal year ended December 31,
                                                           1992.
10.18*    Facility Lease dated as of December 16, 1985     10.18 to Annual Report of the          1-6986
          between The First National Bank of Boston, as    Registrant on Form 10-K for
          Owner Trustee, and Public Service Company of     fiscal year ended December 31,
          New Mexico together with Amendments No. 1, 2     1995.
          and 3 thereto. (refiled).

Exhibit No.        Description of Exhibit                      Filed as Exhibit:               File No:
-----------        ----------------------                      -----------------               --------


10.18.4*  Amendment No. 4 dated as of March 8, 1995, to     10.18.4 to the Company's Quarter    1-6986
          Facility Lease between Public Service             Report on Form 10-Q for the
          Company  of New Mexico and the First              quarter ended March 31, 1995.
          National Bank of Boston, dated as of
          December 16, 1985.

10.19     Facility Lease dated as of July 31, 1986,         10.19 to Annual Report of the       1-6986
          between the First National Bank of Boston, as     Registrant on Form 10-K for
          Owner Trustee, and Public Service Company of      fiscal year ended December 31,
          New Mexico together with Amendments No. 1, 2      1997.
          and 3 thereto (refiled).

10.20*    Facility Lease dated as of August 12, 1986,       10.20 to Annual Report of th        1-6986
          between The First National Bank of Boston, as     Registrant on Form 10-K for
          Owner Trustee, and Public Service Company of      fiscal year ended December 31,
          New Mexico together with Amendments No. 1 and 2   1997.
          thereto (refiled).

10.20.3   Amendment No. 3 dated as of March 8, 1995, to     10.20.3 to the Company's            1-6986
          Facility Lease between Public Service Company     Quarterly Report on Form 10-Q
          of New  Mexico and the First National Bank of     for the quarter ended March 31,
          Boston, dated as of August 12, 1986.              1995.

10.21     Facility Lease dated as of December 15, 1986,     10.21 to Annual Report of the       1-6986
          between The First National Bank of Boston, as     Registrant on Form 10-K for
          Owner Trustee, and Public Service Company of      fiscal year ended December 31,
          New Mexico (Unit 1 Transaction) together          1997.
          with Amendment No. 1 thereto (refiled).

10.22     Facility Lease dated as of December 15, 1986,     10.22 to Annual Report of the       1-6986
          between The First National Bank of Boston, as     Registrant on Form 10-K for
          Owner Trustee, and Public Service Company of      fiscal year ended December 31,
          New Mexico (Unit 2 Transaction) together          1997.
          with Amendment No. 1 thereto (refiled).

10.23**   Restated and Amended Public Service Company of   19.5 to the Company's Quarterly      1-6986
          New Mexico Accelerated Management Performance    Report on Form 10-Q for the
          Plan (1988). (August 16, 1988.)                  quarter ended September 30, 1988.

10.23.1** First Amendment to Restated and Amended Public   19.6 to the Company's Quarterly      1-6986
          Service Company of New Mexico Accelerated        Report on Form 10-Q for the
          Management  Performance Plan (1988).(August 30,  quarter ended September 30, 1988.
          1988.)

10.23.2** Second Amendment to Restated and Amended Public  10.26.2 to Annual Report of the      1-6986
          Service Company of New Mexico Accelerated        Registrant on Form 10-K for
          Management Performance Plan (1988).              fiscal year ended December 31,
          (December 29, 1989).                             1989.

Exhibit No.        Description of Exhibit                      Filed as Exhibit:               File No:
-----------        ----------------------                      -----------------               --------

10.24**   Management Life Insurance Plan (July 1985) of     10.24 to Annual Report of the       1-6986
          the Company (refiled).                            Registrant on Form 10-K for
                                                            fiscal year ended December 31,
                                                            1995.

10.27     Amendment No. 2 dated as of April 10, 1987, to    10.53 to Annual Report of the       1-6986
          the Facility  Lease dated as of August 12, 1986,  Registrant on Form10-K  for
          between The First National Bank of Boston,        as fiscal year ended December 31,
          Owner Trustee, and Public Service Company of      1987.
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

10.31**   Executive Retention Agreements.                   10.42 to Annual Report of the       1-6986
                                                            Registrant on Form 10-K for
                                                            fiscal year ended December 31,
                                                            1990.

10.32**   Supplemental Employee Retirement Agreements       19.4 to the Company's Quarterly     1-6986
          dated August 4, 1989.                             Report on Form 10-Q for the
                                                            quarter ended September 30, 1989.

10.33**   Supplemental Employee Retirement Agreement        10.47 to Annual Report of the       1-6986
          dated March 6, 1990.                              Registrant on Form 10-K for
                                                            fiscal year ended December 31,

10.34     Settlement Agreement between Public Service       10.48 to Annual Report of the       1-6986
          Company of New Mexico and Creditors of Meadows    Registrant on Form 10-K for
          Resources, Inc. dated November 2, 1989.           fiscal year ended December 31,
                                                            1989.

10.34.1   First amendment dated April 24, 1992 to the       19.1 to the Company's Quarterly     1-6986
          Settlement  Agreement dated November              Report on Form 10-Q for the
          2, 1989 among Public Service Company              quarter ended September 30, 1992.
          of New Mexico, the lender parties thereto
          and collateral agent.

10.35     Amendment dated April 11, 1991 among Public       19.1 to the Company's Quarterly     1-6986
          Service Company of New Mexico, certain banks      Report on Form 10-Q for the
          and Chemical Bank and Citibank, N.A., as agents   quarter ended September 30, 1991.
          for the banks.

10.36     San Juan Unit 4 Purchase and Participation        19.2 to the Company's Quarterly     1-6986
          Agreement Public Service Company of New Mexico    Report on Form 10-Q for the
          and the City of Anaheim, California dated         quarter ended March 31, 1991.
          April 26, 1991.


Exhibit No.        Description of Exhibit                      Filed as Exhibit:               File No:
-----------        ----------------------                      -----------------               --------


10.36.1   Second stipulation in the matter of application    10.38 to Annual Report of the     1-6986
          of Public  Service  Company of New Mexico for      Registrant on Form 10-K for
          NMPSC approval to sell a 10.04% undivided          fiscal year ended December 31,
          interest in San Juan Generating  Station Unit      1992.
          4 to the City of Anaheim, California, and
          for related orders and approvals.

10.37**   Executive Retention Plan.                          10.37 to Annual Report of the     1-6986
                                                             Registrant on Form 10-K for
                                                             fiscal year ended December 31,
                                                             1991.

10.38     Restated and Amended San Juan Unit 4 Purchase      10.2.1 to the Company's           1-6986
          and Participation Agreement between Public         Quarterly Report on Form 10-Q
          Service Company of New Mexico and Utah             for the quarter ended
          Associated Municipal Power Systems.                September 30, 1993.

10.39     Purchase agreement dated February 7, 1992          10.39 to Annual Report of the     1-6986
          between Burnham Leasing Corporation and Public     Registrant on Form 10-K for
          Service Company of New Mexico.                     fiscal year ended December 31,
                                                             1991.

10.40**   First Restated and Amended Public Service          99.1 to Registration Statement    333-03303
          Company of New Mexico Director  Retainer Plan.     No. 333-03303 filed May 8, 1996.

10.41     Waste Disposal Agreement, dated as of July 27,     19.5 to the Company's Quarterly   1-6986
          1992 among San Juan Coal Company, the Company      Report on Form 10-Q for the
          and Tucson Electric Power Company.                 quarter ended September 30, 1992
                                                             (confidentiality    treatment
                                                             was  requested as to portions
                                                             of  this  exhibit,  and  such
                                                             portions  were  omitted  from
                                                             the  exhibit  and were  filed
                                                             separately      with      the
                                                             Securities    and    Exchange
                                                             Commission).

10.42     Stipulation in the matter of the application of    10.42 to Annual Report of the     1-6986
          Gas Company of New Mexico for an order             Registrant on Form 10-K for
          authorizing recovery of MDL costs through Rate     fiscal year ended December 31,
          Rider Number 8.                                    1992.

10.43**   Description of certain Plans which include         10.43 to Annual Report of the     1-6986
          executive officers as participants.                Registrant on Form 10-K for
                                                             fiscal year ended December 31,
                                                             1992.

10.44**   Public Service Company of New Mexico-Non-Union     10.44 to Annual Report of the     1-6986
          Voluntary Separation Program.                      Registrant on Form 10-K for
                                                             fiscal year ended December 31,
                                                             1992.

Exhibit No.        Description of Exhibit                      Filed as Exhibit:               File No:
-----------        ----------------------                      -----------------               --------

10.44.1**  First Amendment dated April 6, 1993 to the         19.2 to the Company's Quarterly   1-6986
           First  Restated  and Amended  Public  Service      Report on Form 10-Q for the
           Company  of New  Mexico Non-Union                  quarter ended March 31, 1993.
           Severance Pay Plan dated August 1, 1992.

10.45**    First Restated and Amended Public Service          99.1 to Registration Statement    333-03289
           Company of New Mexico Performance Stock Plan.      No. 333-03289 filed May 8, 1996.

10.45.1**  First Amendment to the First Restated and          10.45.1 to the Company's          1-6986
           Amended Public Service Company of New Mexico       Quarterly Report on Form 10-Q
           Performance Stock Plan dated August 12, 1997.      for the quarter ended September

10.46**    Public Service Company of New Mexico Asset         10.1 to the Company's Quarterly   1-6986
           Sales Incentive Plan.                              Report on Form 10-Q for the
                                                              quarter ended June 30, 1993.

10.46.1**  Amendment No. 1 to the Public Service Company      10.46.1 to the Company's          1-6986
           of New Mexico Asset Sales Incentive Plan dated     Quarterly Report on Form 10-Q
           August 1, 1994.                                    for the quarter ended June 30,
                                                              1994.

10.47**    Compensation Arrangement with Chief Executive      10.3 to the Company's Quarterly   1-6986
           Officer.                                           Report on Form 10-Q for the
                                                              quarter ended June 30, 1993.

10.47.1**  Pension Service Adjustment Agreement for           10.3.1 to the Company's           1-6986
           Benjamin F. Montoya.                               Quarterly Report on Form 10-Q
                                                              for the quarter ended
                                                              September 30, 1993.

10.47.2**  Severance Agreement for Benjamin F. Montoya.       10.3.2 to the Company's           1-6986
                                                              Quarterly Report on Form 10-Q
                                                              for the quarter ended
                                                              September 30, 1993.

10.47.3**  Executive Retention Agreement for Benjamin F.      10.3.3 to the Company's           1-6986
           Montoya.                                           Quarterly Report on Form 10-Q
                                                              for the quarter ended
                                                              September 30, 1993.

10.48**    Public Service Company of New Mexico OBRA `93      10.4 to the Company's Quarterly   1-6986
           Retirement Plan.                                   Report on Form 10-Q for the
                                                              quarter ended September 30,
                                                              1993

10.49**    Employment Contract By and Between the Public      10.49 to Annual Report of the     1-6986
           Service Company of New Mexico and Roger J.         Registrant on Form 10-K for
           Flynn.                                             fiscal year ended December 31,
                                                              1994.


Exhibit No.        Description of Exhibit                      Filed as Exhibit:               File No:
-----------        ----------------------                      -----------------               --------

10.50**    Public Service Company of New Mexico               10.50 to Annual Report of the     1-6986
           Section 415 Plan.                                  Registrant on Form 10-K for
                                                              fiscal year ended December 31,
                                                              1993.

10.51**    First Amendment to the Public Service Company      10.51 to Annual Report of the     1-6986
           of New Mexico Executive Retention Plan.            Registrant on Form 10-K for
                                                              fiscal year ended December 31,
                                                              1993.

10.51.1**  Second Amendment to the Public Service Company     10.51.1 to the Company's          1-6986
           of New Mexico Executive Retention Plan.            Quarterly Report on Form 10-Q
                                                              for the quarter ended June 30,
10.52      Memorandum of Agreement between the Navajo         10.52 to the Company's Quarterly  1-6986
           Nation and Public Service Company                  Report on Form 10-Q for the
           of New Mexico (Nine-Mile Transmission              quarter ended June 30, 1997.
           R-O-W)

10.53      January 12, 1994 Stipulation.                      10.53 to Annual Report of the     1-6986
                                                              Registrant on Form 10-K for
                                                              fiscal year ended December 31,
                                                              1993.

10.54**    Employment, Retirement and Release Agreement By    10.54 to Annual Report of the     1-6986
           and Between the Public Service Company of New      Registrant on Form 10-K for
           Mexico and William M. Eglinton.                    fiscal year ended December 31,
                                                              1993.

10.54.1**  Health Care and Retirement Benefit Agreement By    10.54.1 to the Company's          1-6986
           and Between the Public Service Company of New      Quarterly Report on Form 10-Q
           Mexico and John T. Ackerman dated February 1,      for the quarter ended March 31,
           1994.                                              1994.

10.57      U.S. $100,000,000 Revolving Credit Agreement       10.57 to Annual Report of the     1-6986
           Dated as of December  14, 1993 Among Public        Registrant on Form 10-K for
           Service  Company of New Mexico and certain Banks   fiscal year ended December 31,
           Herein  (Banks) and Chemical  Bank and             1993.
           Citibank, N.A. (Co-Agents)

10.56.1    Amended and Restated Receivables Purchase          10.56.1 to the Company's          1-6986
           Agreement dated May 20, 1996, between Public       Quarterly Report on Form 10-Q
           Service Company of New Mexico, Citibank and        for the quarter ended June 30,
           Citicorp North America, Inc. and Amended           1996.
           Restated Collection Agent Agreement dated May
           20, 1996, between Public Service Company of New
           Mexico, Corporate Receivables Corporation and
           Citibank, N.A.


Exhibit No.        Description of Exhibit                      Filed as Exhibit:               File No:
-----------        ----------------------                      -----------------               --------


10.57.1    Amendment No. 1, dated June 7, 1995 to the U.S.    10.57.1 to the Company's          1-6986
           $100,000,000  Revolving  Credit Agreement Dated    Quarterly Report on Form 10-Q
           as of December  14, 1993 Among  Public  Service    for the quarter ended June 30,
           Company of New Mexico and  certain Banks           1995.
           Herein (Banks) and Chemical Bank and Citibank,
           N.A.(Co-Agents)

10.59*     Amended and Restated Lease dated as of             10.59 to Annual Report of the     1-6986
           September 1, 1993, between The First National      Registrant on Form 10-K for
           Bank of Boston,  Lessor,  and the Company,         fiscal year nded December 31,
           Lessee. (EIP Lease)                                1993.

10.60      Reimbursement Agreement, dated as of               4.5 to Registration Statement     33-65418
           November 1, 1992 between Public Service Company    No. 33-65418 of the Company.
           of New Mexico and Canadian Imperial Bank of
           Commerce, New York Agency.

10.60.1    Amendment No. 1 dated as of July 1, 1994, to       10.60.1 to the Company's          1-6986
           the Reimbursement Agreement dated as of            Quarterly Report on Form 10-Q
           November 1, 1992 between Public Service Company    for the quarter ended June 30,
           of New Mexico and Canadian  Imperial Bank          1994.
           of Commerce, New York Agency.

10.60.2    Amendment No. 2 dated as of October 1, 1995, to    10.60.2 to the Company's          1-6986
           the Reimbursement Agreement dated as of            Quarterly Report on Form 10-Q
           November 1, 1992 between Public Service Company    for the quarter ended September
           of New Mexico and Canadian Imperial Bank           30, 1995.
           of Commerce, New York Agency.

10.61      Participation Agreement dated as of June 30,       10.61 to Annual Report of the     1-6986
           1983 among Security Trust Company, as Trustee,     Registrant on Form 10-K for the
           Company, Tucson Electric Power Company and         fiscal year ended  December 31,
           certain  financial  institutions relating          1993.
           to the San Juan Coal Trust. (refiled)

10.62      Agreement of the Company pursuant to               10.62 to Annual Report of the     1-6986
           Item 601(b)(4)(iii) of Regulation SK. (refiled)    Registrant on Form 10-K for
                                                              fiscal year ended December 31,
                                                              1993.

10.63      A Stipulation regarding sale of certain natural    10.63 to Current Report on        1-6986
           gas gathering and processing assets.               Form 8-K dated January 26, 1995.

10.64**    Results Pay                                        10.64 to the Company's Quarterly  1-6986
                                                              Report on Form 10-Q for the
                                                              quarter ended March 31, 1995.


Exhibit No.        Description of Exhibit                      Filed as Exhibit:               File No:
-----------        ----------------------                      -----------------               --------

10.65      Agreement for Contract Operation and             10.64 to the Company's Quarterly    1-6986
           Maintenance of the City of Santa Fe Water        Report on Form 10-Q for the
           Supply Utility System, dated July 3, 1995.       quarter ended June 30, 1995.

10.66      Stipulation regarding negotiated agreement with  10.50 to Annual Report of the       1-6986
           intervenors to settle all outstanding issues     Registrant on Form 10-K for
           regarding recovery of payments GCNM made to      fiscal year ended December 31,
           settle gas take-or-pay  contracts and pricing    1994.
           disputes.

10.68      Master Decommissioning Trust Agreement for Palo  10.68 to the Company's Quarterly    1-6986
           Verde Nuclear Generating Station dated March     Report on Form 10-Q for the
           15, 1996, between Public Service Company  of     quarter ended March 31, 1996.
           New Mexico and Mellon Bank, N.A.

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

10.70**    Employment Termination and Release Agreement     10.70 to Annual Report of the       1-6986
           for M. Phyllis Bourque.                          Registrant on Form 10-K for the
                                                            fiscal year ended December 31,
                                                            1997.

10.71***   Reimbursement  Agreement, dated as of February   10.71  to the Company's Quarterly   1-6986
           1,  1997,  between  Public  Service              Report on Form 10-Q for the
           Company  of New   Mexico and the Bank            quarter ended March 31, 1997.
           named therein.

Additional Exhibits

22         Certain subsidiaries of the registrant.          22 to Annual Report of the          1-6986
                                                            Registrant on Form  10-K  for
                                                            fiscal year ended December
                                                            31, 1992.


Exhibit No.        Description of Exhibit                      Filed as Exhibit:               File No:
-----------        ----------------------                      -----------------               --------

99.1       Collateral Trust Indenture dated as of December  99.1 to Annual Report of the        1-6986
           16, 1985 among First PV Funding Corporation,     Registrant on Form 10-K for
           Public Service Company of New Mexico and         fiscal year ended December 31,
           Chemical Bank, as Trustee together with          1995.
           Series 1986A Bond Supplemental, Series 1986B
           Bond Supplemental, Unit 1Supplemental and
           Unit 2 Supplemental thereto (refiled).

99.1.5     1994 Supplemental Indenture dated as of June 8,  99.1.5 to the Company's             1-6986
           1994 among First PV Funding Corporation, Public  Quarterly Report on Form 10-Q
           Service Company of New Mexico, and Chemical      for the quarter ended June 30,
           Bank, as Trustee.                                1994.

99.1.6     1995 Supplemental Indenture among First PV       99.1.6 to the Company's             1-6986
           Funding Corporation, Public Service Company of   Quarterly Report on Form 10-Q
           New Mexico and Chemical Bank, as Trustee dated   for the quarter ended March 31,
           as of February 14, 1995.                         1995.

99.2*      Participation Agreement dated as of              99.2 to Annual Report of the        1-6986
           December 16, 1985, among the Owner Participant   Registrant  on Form  10-K for
           named  therein, First PV  Funding  Corporation.  fiscal year ended December 31,
           The First  National  Bank of Boston, in its      1995.
           individual capacity and as Owner Trustee (under
           a Trust Agreement dated as of December 16, 1985
           with the Owner Participant), Chemical Bank, in
           its individual capacity and as Indenture
           Trustee (under a Trust Indenture, Mortgage,
           Security Agreement and Assignment of Rents
           dated as of December 16, 1985 with the Owner
           Trustee), and Public Service Company of New
           Mexico, including Appendix A definitions
           together with Amendment No. 1 dated July 15,
           1986 and Amendment No. 2 dated November 18,
           1986 (refiled).

99.3       Trust Indenture, Mortgage, Security Agreement    99.3 to the Company's Quarterly    1-6986
           and Assignment of Rents dated as of December     Report on Form 10-Q for the
           16, 1985, between the First National Bank of     quarter ended March 31, 1996.
           Boston, as Owner Trustee, and Chemical Bank, as
           Indenture Trustee together with Supplemental
           Indentures Nos. 1 and 2 (refiled).

99.3.3     Supplemental Indenture No. 3 dated as of March   99.3.3 to the Company's            1-6986
           8, 1995, to Trust Indenture Mortgage,  Security  Quarterly Report on Form 10-Q
           Agreement and  Assignment of Rents between The   for the quarter ended March 31,
           First National Bank of Boston and Chemical Bank  1995.
           dated as of December 16, 1985.

Exhibit No.        Description of Exhibit                      Filed as Exhibit:               File No:
-----------        ----------------------                      -----------------               --------

99.4*      Assignment, Assumption and Further Agreement     99.4 to Annual Report of the       1-6986
           dated as of December 16, 1985, between Public    Registrant on Form 10-K for
           Service Company of New Mexico and The First      fiscal year ended December 31,
           National Bank of Boston, as Owner Trustee        1995.
           (refiled).

99.5       Participation Agreement dated as of July 31,     99.5 to Annual Report of the       1-6986
           1986, among the Owner Participant named herein,  Registrant on Form 10-K for
           First PV Funding Corporation, The First          fiscal year ended December 31,
           National Bank of Boston, in its individual       1997.
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

99.6       Trust Indenture, Mortgage, Security Agreement    99.6 to Annual Report of the       1-6986
           and Assignment of Rents dated as of July 31,     Registrant on Form 10-K for
           1986, between The First National Bank of         fiscal year ended December 31,
           Boston, as Owner Trustee, and Chemical Bank, as  1997.
           Indenture Trustee together with Supplemental
           Indenture No. 1 thereto (refiled).

99.7       Assignment, Assumption, and Further Agreement    99.7 to Annual Report of the       1-6986
           dated as of July 31, 1986, between Public        Registrant on Form 10-K for
           Service Company of New Mexico and The First      fiscal year ended December 31,
           National Bank of Boston, as Owner Trustee        1997.
           (refiled).

99.8       Participation Agreement dated as of August 12,   99.8 to the Company's Quarterly    1-6986
           1986, among the Owner Participant named          Report on Form 10-Q for the
           therein, First PV Funding Corporation. The       quarter ended March 31, 1997.
           First National Bank of Boston, in its
           individual capacity and as Owner Trustee (under
           a Trust Agreement dated as of August 12, 1986,
           with the Owner Participant), Chemical Bank, in
           its individual capacity and as Indenture
           Trustee (under a Trust Indenture,  Mortgage,
           Security Agreement and Assignment of Rents
           dated as of August 12, 1986,  with the
           Owner  Trustee),  and  Public  Service
           Company  of New  Mexico, including Appendix A
           definitions (refiled).


Exhibit No.        Description of Exhibit                      Filed as Exhibit:               File No:
-----------        ----------------------                      -----------------               --------

99.8.1*    Amendment No. 1 dated as of November 18, 1986,   99.8.1 to the Company's            1-6986
           to Participation Agreement dated as of August    Quarterly Report on Form 10-Q
           12, 1986 (refiled).                              for the quarter ended March 31,
                                                            1997.

99.9*      Trust Indenture, Mortgage, Security Agreement    99.9 to Annual Report of the       1-6986
           and Assignment of Rents dated as of August 12,   Registrant on Form 10-K for
           1986, between the First National Bank of         fiscal year ended December 31,
           Boston, as Owner Trustee, and Chemical Bank, as  1997.
           Indenture Trustee together with Supplemental
           Indenture No. 1 thereto (refiled).

99.9.2     Supplemental Indenture No. 2 dated as of March   99.9.1 to the Company's            1-6986
           8, 1995, to Trust Indenture, Mortgage, Security  Quarterly Report on Form 10-Q
           Agreement and  Assignment of Rents between The   for the quarter ended March 31,
           First National Bank of Boston and Chemical Bank  1995.
           dated as of August 12, 1986.

99.10*     Assignment, Assumption, and Further Agreement    99.10 to the Company's Quarterly   1-6986
           dated as of August 12, 1986, between Public      Report on Form 10-Q for the
           Service Company of New Mexico and The First      quarter ended March 31, 1997.
           National Bank of Boston, as Owner Trustee
           (refiled).

99.11*     Participation Agreement dated as of December     99.1 to the Company's Quarterly    1-6986
           15, 1986, among the Owner Participant named      Report on Form 10-Q for the
           therein, First PV Funding Corporation, The       quarter ended March 31, 1997.
           First   National   Bank  of   Boston,   in  its
           individual capacity and as Owner Trustee (under
           a Trust  Agreement  dated  as of  December  15,
           1986,  with the  Owner  Participant),  Chemical
           Bank,  in  its   individual   capacity  and  as
           Indenture  Trustee  (under  a Trust  Indenture,
           Mortgage,  Security Agreement and Assignment of
           Rents dated as of December 15,  1986,  with the
           Owner  Trustee),  and Public Service Company of
           New Mexico,  including  Appendix A  definitions
           (Unit 1 Transaction) (refiled).

99.12      Trust Indenture, Mortgage, Security Agreement    99.12 to the Company's Quarterly   1-6986
           and Assignment of Rents dated as of              Report on Form 10-Q for the
           December 15, 1986, between The First National    quarter ended March 31, 1997.
           Bank of Boston, as Owner Trustee, and Chemical
           Bank, as Indenture Trustee (Unit 1 Transaction)
           (refiled).


Exhibit No.        Description of Exhibit                      Filed as Exhibit:               File No:
-----------        ----------------------                      -----------------               --------

99.13      Assignment, Assumption and Further Agreement     99.13 to the Company's Quarterly   1-6986
           dated as of December 15, 1986, between Public    Report on Form 10-Q for the
           Service Company of New Mexico and The First      quarter ended March 31, 1997.
           National Bank of Boston, as Owner Trustee
           (Unit 1 Transaction) (refiled).

99.14      Participation Agreement dated as of              99.14 to the Company's Quarterly   1-6986
           December 15, 1986, among the Owner Participant   Report on Form 10-Q for the
           named therein, First PV Funding Corporation,     quarter ended March 31, 1997.
           The  First  National  Bank  of  Boston,  in its
           individual capacity and as Owner Trustee (under
           a Trust  Agreement  dated  as of  December  15,
           1986,  with the  Owner  Participant),  Chemical
           Bank,  in  its   individual   capacity  and  as
           Indenture  Trustee  (under  a Trust  Indenture,
           Mortgage,  Security Agreement and Assignment of
           Rents dated as of December 15,  1986,  with the
           Owner  Trustee),  and Public Service Company of
           New Mexico,  including  Appendix A  definitions
           (Unit 2 Transaction) (refiled).

99.15      Trust Indenture, Mortgage, Security Agreement    99.15 to Annual Report of the      1-6986
           and Assignment of Rents dated as of December     Registrant on Form 10-K for
           31,  1986, between the First National Bank of    fiscal year ended December 31,
           Boston, as Owner Trustee, and Chemical Bank, as  1997.
           Indenture Trustee (Unit 2 Transaction)
           (refiled).

99.16      Assignment, Assumption, and Further Agreement    99.16 to the Company's Quarterly   1-6986
           dated as of December 15, 1986, between Public    Report on Form 10-Q for the
           Service Company of New Mexico and The First      quarter ended March 31, 1997.
           National Bank of Boston, as Owner Trustee
           (Unit 2 Transaction) (refiled).

99.17*     Waiver letter with respect to "Deemed Loss       99.17 to Annual Report of the      1-6986
           Event" dated as of August 18, 1986, between the  Registrant on Form 10-K for Owner Participant named therein, and Public  fiscal year ended December 31,
           Service Company of New Mexico (refiled).         1997.

99.18*     Waiver letter with respect to Deemed Loss        99.18 to Annual Report of the      1-6986
           Event" dated as of August 18, 1986, between the  Registrant on Form 10-K for Owner Participant named therein, and Public  fiscal year ended December 31,
           Service Company of New Mexico (refiled).         1997.


Exhibit No.        Description of Exhibit                      Filed as Exhibit:               File No:
-----------        ----------------------                      -----------------               --------

99.19      Agreement No. 13904 (Option and Purchase of      99.19 to Annual Report of the      1-6986
           Effluent), dated April 23, 1973, among Arizona   Registrant on Form 10-K
           for Public Service Company, Salt River Project   fiscal year  ended December 31,
           Agricultural  Improvement  and Power District,   1997.
           the Cities of Phoenix, Glendale, Mesa,
           Scottsdale, and Tempe, and the Town of
           Youngtown (refiled).

99.20      Agreement for the Sale and Purchase of           99.20 to Annual Report of the      1-6986
           Wastewater Effluent, dated June 12, 1981, among  Registrant on Form 10-K
           for Arizona Public Service Company, Salt River   fiscal year ended December 31,
           Project Agricultural Improvement and Power       1997.
           District and the City of Tolleson, as amended
           (refiled).

99.21*     1996 Supplemental Indenture dated as of          99.21 to the Company's Quarterly   1-6986
           September 27, 1996 to Trust Indenture,           Report on Form 10-Q for the
           Mortgage, Security Agreement and Assignment of   quarter ended September 30, 1996.
           Rents dated as of December 16, 1985 between
           State Street Bank and Trust Company, as Owner
           Trustee, and The Chase Manhattan Bank, as
           Indenture Trustee.

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

*** Two additional documents, substantially identical in all material respects to this exhibit, have been entered into, relating to two additional letters of credit supporting pollution control revenue refunding bonds. Although such additional documents may differ in other respects (such as dollar amounts and percentages), there are no material details in which such additional documents differ from this exhibit.

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

                                      PUBLIC SERVICE COMPANY OF NEW MEXICO
                                                        (Registrant)

Date:  February 23, 1998              By   /s/ B. F. Montoya
                                          -------------------------------------
                                                    B. F. Montoya
                                          President and Chief Executive Officer

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

                  Signature                                 Capacity                       Date
                  ---------                                 --------                       ----
                /s/ B. F. MONTOYA                 Principal Executive Officer and    February 23, 1998
-----------------------------------------------   Director
                  B. F. MONTOYA
      President and Chief Executive Officer

                /s/ M. H. MAERKI                  Principal Financial Officer        February 23, 1998
-----------------------------------------------
                  M. H. Maerki
            Senior Vice President and
             Chief Financial Officer

                /s/ D. M. BURNETT                 Principal Accounting Officer       February 23, 1998
-----------------------------------------------
                  D. M. Burnett
            Corporate Controller and
            Chief Accounting Officer

               /s/ J. T. ACKERMAN                 Chairman of the Board              February 23, 1998
-----------------------------------------------
                 J. T. Ackerman

               /s/ R. G. ARMSTRONG                Director                           February 23, 1998
-----------------------------------------------
                 R. G. Armstrong

                /s/ J. A. GODWIN                  Director                           February 23, 1998
-----------------------------------------------
                  J. A. Godwin

                /s/ L. H. LATTMAN                 Director                           February 23, 1998
-----------------------------------------------
                  L. H. Lattman

                /s/ M. LUJAN JR.                  Director                           February 23, 1998
-----------------------------------------------
                  M. Lujan Jr.

                 /s/ R. U. ORTIZ                  Director                           February 23, 1998
-----------------------------------------------
                   R. U. Ortiz

                 /s/ R. M. PRICE                  Director                           February 23, 1998
-----------------------------------------------
                   R. M. Price

                 /s/ P. F. ROTH                   Director                           February 23, 1998
-----------------------------------------------
                   P. F. Roth
