Form 10-Q
period 1998-03-31
PUBLIC SERVICE CO OF NEW MEXICO
filed 1998-05-08
CIK 81023

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the period ended March 31, 1998
                                            --------------
                                       OR

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                         to
                                  --------------------        ------------

                       Commission file number   1-6986
                                              -----------

                      PUBLIC SERVICE COMPANY OF NEW MEXICO
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 New Mexico                                 85-0019030
      -------------------------------                  -------------------
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)

                 Alvarado Square, Albuquerque, New Mexico 87158
                 ----------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (505) 241-2700
                 ---------------------------------------------
              (Registrant's telephone number, including area code)


                 ---------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock--$5.00 par value                  41,774,083 shares
   -----------------------------             ---------------------------
                 Class                        Outstanding at May 1, 1998

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                                      INDEX
                                                                      Page No.
PART I.  FINANCIAL INFORMATION:

        Report of Independent Public Accountants........................   3

   ITEM 1.  FINANCIAL STATEMENTS

        Consolidated Statements of Earnings-
        Three Months Ended March 31, 1998 and 1997......................   4

        Consolidated Statements of Comprehensive Income-
        Three Months Ended March 31, 1998 and 1997......................   5

        Consolidated Balance Sheets-
        March 31, 1998 and December 31, 1997............................   6

        Consolidated Statements of Cash Flows-
        Three Months Ended March 31, 1998 and 1997......................   7

        Notes to Consolidated Financial Statements......................   8

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................  10

PART II.  OTHER INFORMATION:

   ITEM 1.  LEGAL PROCEEDINGS...........................................  15

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ........  16

   ITEM 5.  OTHER INFORMATION...........................................  17

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................  20

Signature   ............................................................  21

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Public Service Company of New Mexico:


We have reviewed the accompanying consolidated balance sheet of Public Service Company of New Mexico (a New Mexico corporation) and subsidiaries as of March 31, 1998, and the related consolidated statements of earnings, consolidated statements of comprehensive income and consolidated statements of cash flows for the three-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Public Service Company of New Mexico and subsidiaries as of December 31, 1997 (not presented herein), and, in our report dated February 10, 1998, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                           ARTHUR ANDERSEN LLP



Albuquerque, New Mexico
April 28, 1998

ITEM 1.  FINANCIAL STATEMENTS

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                       Three Months Ended
                                                            March 31
                                                    -------------------------
                                                       1998            1997
                                                    --------        ---------
                                                       (In thousands except
                                                        per share amounts)
Operating revenues:
  Electric                                          $ 179,652       $ 161,261
  Gas                                                 102,712         123,936
  Energy Services                                      47,400          13,625
                                                    ---------       ---------
    Total operating revenues                          329,764         298,822
                                                    ---------       ---------

Operating expenses:
  Fuel and purchased power                             55,032          47,118
  Gas purchased for resale                             64,711          81,660
  Gas purchased for resale and
    other - Energy Services                            52,330          13,402
  Other operation and maintenance                      84,002          76,546
  Depreciation and amortization                        21,074          20,453
  Taxes, other than income taxes                        9,440           9,753
  Income taxes                                         10,896          13,197
                                                    ---------       ---------
    Total operating expenses                          297,485         262,129
                                                    ---------       ---------
    Operating income                                   32,279          36,693
                                                    ---------       ---------

Other income and deductions, net of taxes               2,722           2,437
                                                    ---------       ---------
    Income before interest charges                     35,001          39,130
                                                    ---------       ---------

Interest charges:
  Interest on long-term debt                           11,386          12,123
  Other interest charges                                2,401           2,111
                                                    ---------       ---------
    Net interest charges                               13,787          14,234
                                                    ---------       ---------

Net earnings                                           21,214          24,896
Preferred stock dividend requirements                     147             147
                                                    ---------       ---------
Net earnings applicable to common stock              $ 21,067        $ 24,749
                                                    =========       =========
Average shares of common stock outstanding             41,774          41,774
                                                    =========       =========
Net earnings per common share (Basic)                  $ 0.50          $ 0.59
                                                    =========       =========
Net earnings per common share (Diluted)                $ 0.50          $ 0.59
                                                    =========       =========
Dividends paid per share of common stock               $ 0.17          $ 0.12
                                                    =========       =========


   The accompanying notes are an integral part of these financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                         For the Quarter Ended
                                                                March 31
                                                         ----------------------
                                                           1998           1997
                                                         --------      --------
                                                             (In thousands)

Net Earnings                                             $ 21,214      $ 24,896
                                                         --------      --------
Other Comprehensive Income, net of tax (note 3):
  Unrealized gain on securities:
    Unrealized holding gains arising during the period      3,875         2,065
    Reclassification adjustment for gains included
       in net earnings                                        (87)          (77)
  Minimum pension liability adjustment                      -               262
                                                         --------      --------
  Total other comprehensive income                          3,788         2,250
                                                         --------      --------
Total Comprehensive Income                               $ 25,002      $ 27,146
                                                         ========      ========
























   The accompanying notes are an integral part of these financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                      March 31,     December 31,
                                                        1998           1997
                                                    ------------    ------------
                                                     (Unaudited)
                                                           (In thousands)
ASSETS
Utility plant                                       $ 2,597,836     $ 2,576,236
Accumulated provision for depreciation
  and amortization                                   (1,024,596)     (1,003,086)
                                                    ------------    ------------
    Net utility plant                                 1,573,240       1,573,150
                                                    ------------    ------------
Other property and investments                          309,250         310,775
                                                    ------------    ------------

Current assets:
  Cash                                                    8,186           8,705
  Temporary investments, at cost                         14,157           9,490
  Receivables                                           174,505         216,305
  Fuel, materials and supplies                           34,032          33,664
  Gas in underground storage                              8,463          13,158
  Other current assets                                    7,034           4,509
                                                    ------------    ------------
    Total current assets                                246,377         285,831
                                                    ------------    ------------
Deferred charges                                        152,963         149,811
                                                    ------------    ------------
                                                    $ 2,281,830     $ 2,319,567
                                                    ============    ============

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock equity:
     Common stock                                     $ 208,870       $ 208,870
     Additional paid-in capital                         467,530         469,073
     Accumulated other comprehensive income,
       net of tax                                         3,811              23
     Retained earnings since January 1, 1989            141,901         129,188
                                                    ------------    ------------
        Total common stock equity                       822,112         807,154
  Cumulative preferred stock without mandatory
    redemption requirements                              12,800          12,800
  Long-term debt, less current maturities               574,344         713,995
                                                    ------------    ------------
        Total capitalization                          1,409,256       1,533,949
                                                    ------------    ------------

Current liabilities:
  Short-term debt                                       243,860         114,100
  Accounts payable                                       94,600         154,501
  Dividends payable                                       8,501           7,248
  Current maturities of long-term debt                       -              350
  Accrued interest and taxes                             42,561          24,161
  Other current liabilities                              31,620          26,102
                                                    ------------    ------------
        Total current liabilities                       421,142         326,462
                                                    ------------    ------------
Deferred credits                                        451,432         459,156
                                                    ------------    ------------
                                                    $ 2,281,830     $ 2,319,567
                                                    ============    ============

   The accompanying notes are an integral part of these financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                            Three Months Ended
                                                                 March 31
                                                          ----------------------
                                                            1998          1997
                                                          ---------    ---------
                                                              (In thousands)
Cash Flows From Operating Activities:
  Net earnings                                            $ 21,214     $ 24,896
  Adjustments to reconcile net earnings to net
    cash flows from operating activities:
      Depreciation and amortization                         24,156       23,275
      Accumulated deferred investment tax credit            (1,109)      (1,119)
      Accumulated deferred income tax                       (1,323)       1,662
      Net loss on market sensitive portfolio                 2,698        -
      Changes in certain assets and liabilities:
        Receivables                                         41,347       30,872
        Fuel, materials and supplies                         4,326         (430)
        Deferred charges                                      (245)       5,116
        Accounts payable                                   (59,907)     (49,171)
        Accrued interest and taxes                          18,400        4,741
        Deferred credits                                    (3,205)       2,320
        Other                                                  378       (4,650)
      Other, net                                             1,618        5,203
                                                          ---------    ---------
        Net cash flows from operating activities            48,348       42,715
                                                          ---------    ---------

Cash Flows From Investing Activities:
  Utility plant additions                                  (25,624)     (27,856)
  Increase in nuclear decommissioning trust                   (860)     (23,000)
  Return of principal PVNGS LOBs                             4,994          820
  Increase in other property and investments                    (3)        (373)
  Increase in temporary investments, net                    (4,667)     (11,326)
                                                          ---------    ---------
        Net cash flows from investing activities           (26,160)     (61,735)
                                                          ---------    ---------

Cash Flows From Financing Activities:
  Bond redemption premium and costs                         (3,479)      (1,474)
  Redemption of first mortgage bonds                      (140,206)         -
  Short-term borrowings for first mortgage
    bonds redemption                                       140,206          -
  Trust borrowing for nuclear decommissioning                  860       23,000
  Repayments of short-term borrowings                      (11,306)        (400)
  Exercise of employee stock options                        (1,540)         -
  Dividends paid                                            (7,242)      (5,149)
                                                          ---------    ---------
        Net cash flows from financing activities           (22,707)      15,977
                                                          ---------    ---------

Decrease in cash                                              (519)      (3,043)
Cash at beginning of period                                  8,705       11,125
                                                          ---------    ---------
Cash at end of period                                      $ 8,186     $  8,082
                                                          =========    =========

Supplemental Cash Flow Disclosures:
  Interest paid                                           $ 10,936     $ 13,971
                                                          =========    =========
  Income taxes paid, net                                  $  6,121     $   -
                                                          =========    =========


   The accompanying notes are an integral part of these financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)    General Accounting Policy

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the consolidated financial statements. The significant accounting policies followed by Public Service Company of New Mexico (the "Company") are set forth in note
(1) of notes to the Company's consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K") filed with the Securities and Exchange Commission ("SEC").

(2)     New Senior Unsecured Notes and Indenture

On March 11, 1998, the Company retired $140 million principal amount of first mortgage bonds and replaced first mortgage bonds in the principal amount of $463 million collateralizing pollution control revenue bonds ("PCBs") with senior unsecured notes which were issued under a new indenture. While first mortgage bonds continue to serve as collateral for $111 million of PCBs, the lien on the mortgage has been substantially reduced to cover only the Company's ownership interest in the Palo Verde Nuclear Generating Station ("PVNGS"). All future long-term debt financings are expected to be issued under an indenture similar to the new indenture.

Coincident with the above transactions, the Company established a five-year, $300 million unsecured revolving credit facility to replace the Company's $100 million secured revolving credit facility. Funds borrowed through this new facility were used to retire the $140 million principal amount of first mortgage bonds.

(3)    Other Comprehensive Income

The Company adopted as of January 1, 1998, Statement of Financial Accounting Standards Board ("SFAS") No. 130, "Reporting Comprehensive Income". This statement requires the reporting of certain changes in the common stock equity section of the balance sheet as other comprehensive income.

                                                      Minimum     Accumulated
                                      Unrealized      Pension        Other
                                       Gains on      Liability   Comprehensive
                                      Securities    Adjustment       Income
                                      ----------    ----------   -------------

Beginning Balance at January 1, 1998    $2,750       $(2,727)         $ 23
  Current Period Changes                 3,788          -            3,788
                                        ------       -------        ------
Ending Balance at March 31, 1998        $6,538       $(2,727)       $3,811
                                        ======       =======        ======

The Company has two external trusts for funding its executive retirement program and its share of decommissioning obligations for PVNGS, respectively. The trust funds are invested partially in fixed income securities and domestic stock, which are classified as available-for-sale. The Company reflects the unrealized gains or losses on the investments for the executive retirement program and the decommissioning trust for PVNGS Unit 3 in other comprehensive income. Such gains or losses related to the PVNGS Units 1 and 2 trust investments are reflected in the decommissioning reserve account. All prior periods have been restated for comparability purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS

The Company's 1997 Form 10-K PART II, ITEM 7.-"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" discussed management's assessment of the Company's financial condition, results of operations and other issues facing the Company. The following discussion and analysis by management focuses on those factors that had a material effect on the Company's financial condition and results of operations during the first quarter of 1998 and 1997. It should be read in conjunction with the Company's consolidated financial statements. Trends and contingencies of a material nature are discussed to the extent known and considered relevant.

                         LIQUIDITY AND CAPITAL RESOURCES

The previously estimated capital requirements for 1998 of $218.9 million included utility construction expenditures of $141.3 million and other cash requirements for long-term debt sinking funds, purchase of PVNGS Lease Obligation Bonds ("LOBs") and dividend payments for both common and preferred stock. These projected capital requirements did not include funds for the retirement of $140 million of taxable first mortgage bonds completed on March 11, 1998, or the planned refinancing of PVNGS lease debt through the issuance of up to $435 million of senior unsecured notes ("SUNS") discussed below. During the first quarter, the Company spent approximately $36.3 million for capital requirements and anticipates spending approximately $182.6 million over the remainder of 1998, including the $58 million spent on May 1, 1998, for the purchase of PVNGS LOBs discussed below. The Company expects that these cash requirements will be met primarily through internally generated cash. However, to cover the difference in the amounts and timing of cash generation and cash requirements, the Company intends to utilize short-term borrowings under its liquidity arrangements. These estimates are under continuing review and subject to on-going adjustment.

On March 11, 1998, the Company entered into a five-year, $300 million senior unsecured revolving credit facility ("Revolver"). Also, on March 11, 1998, the Company borrowed $148 million under the Revolver for the purpose of retiring its outstanding taxable first mortgage bonds, which were defeased on March 11, 1998 and subsequently redeemed on April 10, 1998.

Also, on March 11, 1998, the Company replaced the first mortgage bonds collateralizing $463 million of tax-exempt pollution control revenue bonds
("PCBs") with SUNs issued under a new senior unsecured note indenture. As of March 31, 1998, there remains outstanding $111 million of tax-exempt PCBs secured by first mortgage bonds. The 1947 Indenture of Mortgage and Deed of Trust (the "Mortgage") was amended by vote of the bondholders on March 11, 1998. A substantial amount of the Company's assets was released from the lien of the Mortgage, leaving only the Company's owned interest in PVNGS under the lien of the Mortgage. No future bonds can be issued under the Mortgage. With the exception of the $111 million of first mortgage bonds securing tax-exempt PCBs, the SUNs will be the senior debt of the Company. The SUNs indenture contains a restriction on liens (except in certain limited circumstances) and certain other covenants and restrictions.

The above mentioned transactions will result in increased administrative, financial and strategic flexibility for the Company.

On May 1, 1998, the Company purchased $58 million of PVNGS LOBs, 10.15% Series. The purchase of the LOBs was financed with the Company's liquidity facilities.

On April 27, 1998, the Company requested New Mexico Public Utility Commission ("NMPUC") approval to issue up to $435 million in SUNs to provide funds to refinance the lease debt associated with the sale and leaseback portions of the Company's interests in PVNGS ("Lease Debt"). As of May 1, 1998, the Company holds $277 million in Lease Debt (including the $58 million mentioned above) as an investment with the remaining $151 million in Lease Debt held in the public market in the form of LOBs. The Company estimates that the replacement of the Lease Debt with the issuance of the SUNs will save the Company an average of $3 million a year over the next 18 years. However, due to the recording of the transaction costs in 1998, the replacement of the Lease Debt will have no impact on 1998 earnings. Under an NMPUC order, any savings generated from the refinancing will be split between the Company's customers (40%) and shareholders (60%). The Company requested NMPUC approval on a schedule that would enable completion of this transaction in the third quarter of 1998.

                              RESULTS OF OPERATIONS

Net earnings for the quarter decreased $3.7 million ($.09 per share) from the corresponding period last year.

Electric gross margin (electric operating revenues less fuel and purchased power expense) for the current quarter increased $10.5 million from a year ago due to increased wholesale energy sales of 34.7% as a result of continued improvement in the Company's wholesale power marketing efforts. However, gas gross margin (gas operating revenues less gas purchased for resale) decreased $4.3 million from the corresponding period a year ago as a result of changes in the rate structure resulting from a 1997 gas rate order.

Energy Services Business Unit gross margin was negative and decreased $5.2 million from a year ago due to the recording of losses related to the gas marketing portfolio. The Company does not anticipate an earnings contribution from the Energy Services Business Unit over the next few years.

Other operation and maintenance expenses increased $7.5 million over the corresponding quarter a year ago due to higher maintenance costs associated with scheduled outages at the San Juan Generating Station ("SJGS"), increased pension and benefit expense resulting from changes to the Company's pension plan and higher costs related to gas marketing activities. Such increases were offset by lower salary expense of $3.5 million resulting from the recording of compensation expense in 1997 relating to the exercise of employee stock options.

                         OTHER ISSUES FACING THE COMPANY

Electric Rate Case

As previously reported, in November 1997, the Company filed its electric rate case pursuant to an NMPUC order. In the filing, the Company stated that, although the Company could justify a $5 million rate increase, it would not seek to increase rates, stating that rate stability is important in preparing for industry restructuring. In conjunction with the rate case filing, the Company had requested the New Mexico Supreme Court ("Supreme Court") to issue an order disqualifying and removing the chairman of the NMPUC from participating in this rate case. Pending a decision, the Supreme Court issued a stay prohibiting the chairman of the NMPUC from participating in the rate case. (See PART II, ITEM 7.-"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - OTHER ISSUES FACING THE COMPANY - REGULATORY ISSUES - Electric Rate Case" in the 1997 Form 10-K.) On April 17, 1998, the Supreme Court lifted the stay, allowing the chairman of the NMPUC to participate in the Company's electric rate case.

On April 6, 1998, the NMPUC staff and intervenors in the rate case filed their testimony. The NMPUC staff recommended a decrease of $33.2 million in current rates while the New Mexico Attorney General ("AG") and the City of Albuquerque ("COA") recommended decreases of $31.2 million and $45.4 million, respectively, based on traditional cost of service ratemaking. In addition, the AG recommended that market pricing should be used to price the generation portion of the Company's rates and, if stranded costs exist as a result of this pricing, the Company should only be allowed to recover 50% of such amounts. The Company's review indicates that if the AG's revaluation proposal is adopted, there could be an additional $105 million reduction in rates and more than a $960 million write-down of the Company's generation assets. The New Mexico Industrial Energy Consumers ("NMIEC") also recommended that the Company's generation assets should be revalued for ratemaking purposes to reflect the market value of the facilities. The Company's review indicates that if NMIEC's revaluation proposal is adopted, there could be an additional $60 million reduction in rates and more than a $550 million write-down of the Company's generation assets. The Company has reviewed the testimony of the NMPUC Staff and other intervenors and filed its rebuttal testimony on May 6, 1998.

In rebuttal testimony, the Company stated that (1) the cost of service rate reductions proposed by the NMPUC staff, AG and COA were not justified and (2) the recommendations made by the AG and NMIEC regarding the revaluation of the Company's generation assets were highly speculative, subject to numerous highly subjective assumptions, overly complex and inappropriate. The Company's rebuttal demonstrates that the plant revaluation proposals submitted by the AG and NMIEC are, in reality, an unjustified attempt to partially rely on the long discredited reproduction cost method of rate base valuation associated with the fair value concept of ratemaking found to be inferior to the original cost less depreciation method of rate base valuation long preferred by courts and regulators. Hearings in the case are scheduled to begin May 18, 1998 with a final order from the NMPUC sometime toward the end of 1998. The Company is unable to predict the ultimate outcome of this case but will vigorously defend its position and avail itself of any and all judicial remedies to do so.

The City of Albuquerque Retail Pilot Load Aggregation Program

As previously reported, in September 1997, the COA filed a petition with the NMPUC to institute a retail pilot load aggregation program. In the petition, the COA stated that it would serve as the aggregator and proposed to solicit bids for an energy supplier. The plan would apply to certain selected customers, ranging from residential to industrial classes, and would comprise 10-12 MW of the Company's peak load. The NMPUC staff presented an alternative proposal to the COA pilot proposal, which was for a larger pilot that would include a broader mix of customer classes. The NMPUC staff also proposed that the NMPUC order a separate proceeding to identify what stranded costs, transition costs and administrative costs would be incurred by the Company in connection with a pilot and the proper methodology for quantifying any appropriate recovery. (See
PART II, ITEM 7.-"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - OTHER ISSUES FACING THE COMPANY - City of Albuquerque Retail Pilot Load Aggregation Program" in the 1997 Form 10-K.)

On March 30, 1998, the NMPUC issued an order scheduling hearings for stranded cost issues related to the implementation of the pilot program. The Company and other parties filed testimony on April 16, 1998, addressing: (i) the definition of stranded costs; (ii) the legal basis of stranded cost recovery; (iii) the factual basis for stranded cost recovery; (iv) the Company's total stranded cost; (v) the share, if any, of the Company's stranded costs to be allocated to the COA's pilot program and the NMPUC staff's proposed pilot program; and (vi) assuming entitlement to recovery, the methodology for recovery and collection of the Company's allowable stranded costs.

In its filing, the Company stated that it is impossible to accurately quantify the stranded generation costs due to the existence of a number of different variables affecting the market clearing price for generation in New Mexico. These include the following: (i) the timing of restructuring; (ii) the form of the restructured industry; (iii) the nature and efficiency of the market; and
(iv) how choice will be made available to customers. Using certain assumptions, the Company updated the estimate of its stranded costs, using the Texas Public Utility Commission Economic Cost Over Market Model ("ECOM"), to be between $290 million and $1.2 billion (in year 2001 dollars), depending on the market price of electricity. Such assumptions included, but were not limited to: (i) a full access date of 2001, (ii) market price scenarios of 2.5 cents/kWh, 3.0 cents/kWh and 3.5 cents/kWh; and (iii) price escalation of two percent per year. (See PART II, ITEM 7.- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - OVERVIEW - Restructuring the Electric Utility Industry" in the 1997 Form 10-K.) The Company advised the NMPUC that the results of the ECOM model estimates for stranded generation costs are highly sensitive to various assumptions, requiring a true-up mechanism to adjust any estimate after the fact.

Hearings were held before the NMPUC on April 20 and 21, 1998. The Company is unable to predict the ultimate outcome of this proceeding but still believes that a pilot program designed as part of the framework for overall industry restructuring under legislative direction will have the most value for an effective transition to full retail access.

Supreme Court Decision on Optional Services

On March 18, 1998, the Supreme Court issued its decision on the Company's appeal of the NMPUC's orders which had denied the Company's proposed tariffs for certain electric and gas optional services. The Supreme Court ruled that the NMPUC was within its authority in determining that the optional services could potentially be conducted through a non-regulated subsidiary and found no infringement on management prerogatives. It held that, because the optional services were of the nature of utility service, the NMPUC had the power to disapprove the offering of such optional services by the gas and electric divisions. The Company has filed a motion for rehearing in the Supreme Court asking the Supreme Court to reverse the NMPUC's decision. Action on the motion for rehearing is expected shortly. The Supreme Court decision did not address the legality of operations of the Company's Energy Services Business Unit which has been conducting its operations as a division of the Company. The Company has concluded that the best approach at this time is to treat the Supreme Court's decision as providing the NMPUC with authority to require the Energy Services Business Unit to be operated only as a separate subsidiary. The Company believes that success in its non-core businesses is imperative if the Company is to continue to be successful in the anticipated deregulated market environment. A favorable decision by the NMPUC in Case 2620, an application filed in 1994 to create three separate subsidiaries, would allow the Company to continue the Energy Services Business Unit activities through those subsidiaries. The Company will be filing with the NMPUC in the near future regarding these Energy Services Business Unit activities, pending a decision in Case 2620.

Disclosure Regarding Forward Looking Statements

        The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful, cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. Words such as "estimates," "expects," "anticipates," "plans," "believes," "projects," and similar expressions identify forward-looking statements. Accordingly, the Company hereby identifies the following important factors which could cause the Company's actual financial results to differ materially from any such results which might be projected, forecasted, estimated or budgeted by the Company in forward-looking statements: (i) adverse actions of utility regulatory commissions; (ii) utility industry restructuring; (iii) failure to recover stranded costs; (iv) the ability of the Company to successfully compete outside its traditional regulated market; (v) regional economic conditions, which could affect customer growth; (vi) adverse impacts resulting from environmental regulations; (vii) loss of favorable fuel supply contracts; (viii) failure to obtain water rights and rights-of-way; (ix) operational and environmental problems at generating stations; (x) the cost of debt and equity capital; (xi) weather conditions; and (xii) technical development in the utility industry.

Many of the foregoing factors discussed have been addressed in the Company's previous filings with the SEC pursuant to the Securities Exchange Act of 1934. The foregoing review of factors pursuant to the Act should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the effective date of the Act.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Republic Savings Bank ("RSB") Litigation

As previously reported, in July 1996, the United States Supreme Court ruled in the United States v. Winstar Corporation ("Winstar case") that the Federal government had breached its contractual obligations with certain thrifts in refusing to recognize the accounting practices of supervisory goodwill and capital credits. Meadows Resources, Inc. ("Meadows"), a wholly owned subsidiary of the Company, and Republic Holding Company ("RHC"), wholly owned by Meadows, have pending before the United States Court of Federal Claims a lawsuit filed in 1992, alleging that the government breached similar contractual arrangements to those at issue in the Winstar case by refusing to recognize supervisory goodwill and capital credits. The Federal government filed a counterclaim alleging breach by RHC of its obligation to maintain RSB's net worth and moved to dismiss Meadows' claim for lack of standing. (See PART I, ITEM 3. - "LEGAL PROCEEDINGS-OTHER PROCEEDINGS-Republic Savings Bank ("RSB") Litigation" in the 1997 Form 10-K.)

RSB filed a motion for partial summary judgment on the issue of liability under its breach of contract claim based on the United States Supreme Court's decision in the Winstar case. The Federal government filed a cross motion for summary judgment and opposed RSB's motion. On December 22, 1997, the judge entered an opinion, addressing eleven issues common to the question of governmental liability in a number of cases including the RSB case, ruling in favor of the plaintiffs on all issues and severely critical of the government's litigation tactics. The judge ordered the Federal government to show cause within sixty days as to why the motions for summary judgment on contract liability issues of RSB and plaintiffs in similar cases should not be granted. The Federal government timely filed its response to the show cause order and RSB filed its reply.. Decision on summary judgment is still pending. The court has ordered the parties to appoint representatives to try and develop a process for settlement of the cases and has assigned a judge to assist with the process. It is premature to estimate the amount of recovery, if any, by Meadows and RHC.

Nuclear Decommissioning Trust

On March 31 and April 21, 1998, the Company and the trustee of the Company's master decommissioning trust filed a civil complaint and an amended complaint, respectively, against several companies and individuals for the under-performance of a life insurance program. The program, which was approved by the NMPUC and set up in a trust in 1987, is a type of corporate owned life insurance, and is used to fund a portion of the Company's nuclear decommissioning obligations for its 10.2% interest in PVNGS. In the lawsuit, the Company asserts various tort, contract and equity theories against the defendants. The Company is seeking, among other things, damages in an amount that represents the difference between what the defendants represented that the life insurance program would achieve and the amount that the Company's experts currently project that the life insurance program will achieve. The Company is currently unable to predict the ultimate outcome or amount of recovery, if any.

On April 8, 1998, the Company filed a case before the NMPUC to relieve the Company of the obligation of investing in the life insurance program. A hearing date for the Company's request has not been scheduled.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Annual Meeting

At the meeting of shareholders held on April 28, 1998, the shareholders reelected the following three nominees to serve as directors until the annual meeting of shareholders in 2001, or until their successors are duly elected and qualified, as follows:

                                       Votes
                                      Against                         Broker
      Director         Votes For    or Withheld     Abstentions      Non-Votes
      --------         ---------    -----------     -----------      ---------

 John T. Ackerman     36,036,016     406,388            *               *
 Joyce A. Godwin      36,038,580     403,824            *               *
 Manuel Lujan, Jr.    36,016,689     425,715            *               *

As reported in the Definitive 14A Proxy Statement filed March 23, 1998, the name of each other director whose term of office as director continues after the meeting is as follows:

        Robert G. Armstrong
        Laurence H. Lattman
        Benjamin F. Montoya
        Reynaldo U. Ortiz
        Robert M. Price
        Paul F. Roth

The approval of the selection by the Company's Board of Directors of Arthur Andersen LLP as independent auditors for the fiscal year ending December 31, 1998, was voted on, as follows:

                           Votes
                          Against                                    Broker
  Votes for             or Withheld           Abstentions          Non-Votes
  ---------             -----------           -----------          ---------

  35,961,751              76,915               403,738                 *

*Not applicable or not readily available.

Bondholder Consents

By written consents executed March 11, 1998, the holders of more than 75% of the outstanding first mortgage bonds under the Company's Mortgage, as supplemented and amended, approved changes, amendments and alterations in the Mortgage, as contained in the Fifty-third Supplemental Indenture dated as of March 11, 1998. The holders of $463,345,000 principal amount of outstanding first mortgage bonds approved the action, while the holders of $111 million principal amount of outstanding first mortgage bonds did not vote. The revisions to the Mortgage allow the Company more flexibility with respect to property releases, as well as with respect to covenants and administrative requirements under the Mortgage. (See Item 2. - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES".)

ITEM 5.  OTHER INFORMATION

Cobisa-Person Limited Partnership ("PLP")

As previously reported, in October 1996, the Company entered into a long-term power purchase contract with the PLP to purchase approximately 100 MW of unit contingent peaking capacity from a gas turbine generating unit for a period of 20 years, with an option to renew for an additional five years. The gas turbine unit will be constructed and operated by the PLP and will be located on the Company's retired Person Generating Station site located in Albuquerque, New Mexico. (See PART I, ITEM 1. - "BUSINESS - ELECTRIC OPERATIONS - Sources of Power" in the 1997 Form 10-K.)

On March 18, 1998, the Company and PLP executed amendments to the power purchase agreement ("PPA"), site lease and the interconnection agreement, and executed a new water use lease. The PPA was amended to change the maximum capacity the Company was obligated to take from 116 MW to 132 MW and to change the commercial operation date from May 1999 to May 2000. The Company formally notified the NMPUC of such contract changes on March 23, 1998.

As part of the final order concerning the PLP project, the NMPUC approved a stipulation between the Company and NMPUC staff to develop and evaluate a Request for Proposals ("RFP") for 5 MW of solar capacity. (See PART I, ITEM 1. - "BUSINESS - ELECTRIC OPERATIONS - Sources of Power" in the 1997 Form 10-K.) The stipulation states that the Company will not be obligated to build a unit or commit to a power purchase agreement for solar power prior to NMPUC approval of a full-cost recovery mechanism. Any cost recovery approval must not place the Company at a competitive disadvantage.

An RFP to purchase power from solar generation resources was issued in January 1998. Seven proposals were received by the Company on March 24, 1998. In cooperation with the NMPUC staff, the Company has selected two companies to continue in contract negotiations for this project. The Company expects an NMPUC decision on or about July 31, 1998. The anticipated in-service date of the solar facility is May 1999.

The 1997 Gas Rate Case

As previously reported, in October 1997, the Company filed its gas rate case with the NMPUC pursuant to an NMPUC order issued in February 1997. In its filing, the Company requested a rate increase of $12.6 million. The NMPUC staff recommended a rate increase of $2.5 million. The AG, however, recommended a rate decrease of $4.9 million. Other parties to the rate case recommended certain adjustments to the Company's proposed rate increase. (See PART II, ITEM 7. - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OTHER ISSUES FACING THE COMPANY- REGULATORY ISSUES- The 1997 Gas Rate Case" in the 1997 Form 10-K.)

An uncontested stipulation settling the case was filed with the NMPUC on April 3, 1998, for its approval. A hearing on the stipulation is scheduled for May 13, 1998. If approved, there would be no significant change in the Company's overall revenue levels. However, the stipulation provides for a restructuring of residential rates, including a decrease in the monthly access fee from $14.56 to $9.00 with an offsetting increase in the variable rate for gas consumption. Working groups would be established to address key issues related to transportation service and rate design. The stipulation also establishes a mechanism for the recovery of certain costs incurred by the Company in settlement of past gas supply contracts. Recovery of these costs would be partially offset by revenues stemming from off-system gas sales. The Company anticipates a final order from the NMPUC on the stipulation during the second quarter of 1998.

Should the stipulation be rejected by the NMPUC, a hearing of the full litigated case would be scheduled for the near future. The Company is currently unable to predict the ultimate outcome of this case.

Proposed Rulemaking

As previously reported, in February 1998, the NMPUC issued a notice of proposed rulemaking (the "Notice") which, if adopted, would require additional information to be disclosed on customer bills. The Notice proposed, among other things, that each electric utility separately state in its bills to customers the portions of its rates which are attributable to generation, transmission and distribution functions, respectively. (See PART I, ITEM 1. - " BUSINESS - RATES AND REGULATION - Proposed Rulemakings" in the 1997 Form 10-K.)

In March 1998, comments were filed by utility companies which are under NMPUC jurisdiction, including the Company. The utility companies generally maintain that dissemination of unbundled billing information as proposed in the Notice is premature, will confuse consumers, and will not provide them with accurate information. The utility companies also maintain that their existing billing systems cannot accommodate such a change without spending large amounts of time and money on a project of this nature. The utility companies, however, offered alternatives, such as providing bill stuffers to customers in the interim and conducting workshops or undertaking further study. The Company is currently unable to predict the final outcome of this proposed rulemaking.

Nuclear Safety Performance Rating on PVNGS

On April 8, 1998, Arizona Public Service Company, the operating agent of PVNGS, received the latest Systematic Assessment of Licensee Performance ("SALP") rating from the Nuclear Regulatory Commission on the operations of the PVNGS units.

SALP reports rate safety performance at nuclear plants in four functional areas:
(i) plant operations; (ii) maintenance; (iii) engineering; and (iv) plant support. Ratings of category 1, 2, or 3 are assigned, reflecting "superior," "good" or "adequate" performance. PVNGS was rated as "superior" in maintenance, engineering and plant support categories, and was rated as "good" in the area of plant operations.

Indian Tribes: Air Quality Planning and Management

On April 13, 1998, the Company, in conjunction with Salt River Project, Nevada Power Company and Tucson Electric Power Company, filed a petition for review of the United States Environmental Protection Agency ("EPA") final rule, "Indian
Tribes: Air Quality Planning and Management", in the United States Court of Appeals for the District of Columbia Circuit. The purpose of this petition is to challenge the final rule, which is based on treatment of tribes as states under the Clean Air Act (the "Act"), on several grounds. The particular concerns for the Company include the lack of judicial review provisions for operating permits, jurisdictional issues and conflict with pre-existing treaties or binding agreements. In the appeal, the Company's interests as operator and joint owner of SJGS, owner of other facilities located on reservations located in New Mexico, and joint owner of Four Corners Generating Station ("Four Corners") are involved. The Navajo Nation is a tribe which would potentially assert its status as a state under the Act pursuant to the EPA rule in question. The Company cannot predict the outcome of this appeal but believes that the Navajo Nation would not have jurisdiction to regulate SJGS as the plant is not within reservation boundaries or within Indian country as that term is used in the EPA rule in question. Similarly, the Company's position is that Four Corners is not subject to environmental regulation by the tribe under the lease that is in effect until 2002.

Transmission Rate Case Settlement

As previously reported, in December 1996, a settlement agreement reached by the Company and firm transmission customers was filed with the Federal Energy Regulatory Commission ("FERC"). In accordance with the stipulated agreement, the Company will refund, including interest, approximately $4.0 million to its firm transmission customers and its firm wholesale transmission service revenues were reduced by approximately $1.6 million beginning in 1997. (See PART 1, ITEM 1 - "BUSINESS - RATES AND REGULATION - Electric Rates and Regulation - FERC - Transmission Rate Case Settlement" in the 1997 Form 10-K.)

On April 21, 1998, FERC approved the settlement with no changes. The Company was ordered to refund amounts collected in excess of the settlement rates within 30 days.

The Company's ancillary service rates were not settled in this agreement and a prehearing conference has been set for May 5, 1998, to set a schedule for the hearing on these rates.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits:

    3.1* Restated Articles of Incorporation of the Company, as amended through May 10, 1985

    3.2* By-laws of Public Service Company of New Mexico With All Amendments to and including December 5, 1994

    4.3 Fifty-third Supplemental Indenture, dated as of March 11, 1998, supplemental to Indenture of Mortgage and Deed of Trust, dated as of June 1, 1947, between the Company and The Bank of New York (formerly Irving Trust Company), as Trustee

    4.4 Indenture (for Senior Notes), dated as of March 11, 1998, between the Company and The Chase Manhattan Bank, as Trustee

    4.5     First   Supplemental   Indenture,   dated  as  of  March  11,  1998,
            supplemental to Indenture, dated as of March 11, 1998, between the Company and The Chase Manhattan Bank, as Trustee

    4.6     Second  Supplemental   Indenture,   dated  as  of  March  11,  1998,
            supplemental to Indenture, dated as of March 11, 1998, between the Company and The Chase Manhattan Bank, as Trustee

    10.72 Revolving Credit Agreement dated as of March 11, 1998 among the Company, The Chase Manhattan Bank, Citibank, N.A., Morgan Guaranty Trust Company of New York, and Chase Securities, Inc., and the Initial Lenders Named Therein

    10.73 Refunding Agreement No. 8A, dated as of December 23, 1997, among the Company, the Owner Participant Named Therein, State Street Bank and Trust Company, as Owner Trustee, The Chase Manhattan Bank, as Indenture Trustee, and First PV Funding Corporation

    10.74** Third  Restated  and Amended  Public  Service  Company of New Mexico
            Performance Stock Plan

    15.0    Letter Re: Unaudited Interim Financial Information

    27      Financial Data Schedule

    99.22 1997 Supplemental Indenture, dated as of December 23, 1997, to Trust Indenture, Mortgage, Security Agreement and Assignment of Rents, dated as of August 12, 1986, between State Street Bank and Trust, as Owner Trustee, and The Chase Manhattan Bank, as Indenture Trustee

   * The Company hereby incorporates the exhibits by reference pursuant to Exchange Act Rule 12b-32 and Regulation S-K, Section 10, paragraph (d).

  ** Designates each management contract or compensatory plan or arrangement required to be identified pursuant to paragraph 3 of Item 14 (a) of Form 10-K.

b. Reports on Form 8-K:

       None.

                                    Signature
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PUBLIC SERVICE COMPANY OF NEW MEXICO
                              ------------------------------------
                                          (Registrant)


Date:  May 8, 1998                    /s/ Donna M. Burnett
                              ------------------------------------
                                        Donna M. Burnett

                                   Corporate Controller and
                                   Chief Accounting Officer
                                 (Officer duly authorized to
                                      sign this report)