Form 10-Q
period 1998-06-30
PUBLIC SERVICE CO OF NEW MEXICO
filed 1998-08-12
CIK 81023

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the period ended  June 30, 1998
                                            ----------------
                                       OR

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                         to
                                   ---------------------      --------------
                     Commission file number   1-6986
                                            -------------

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


                 ----------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock--$5.00 par value                 41,774,083 shares
      -----------------------------           -----------------------------
                    Class                     Outstanding at August 1, 1998

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                                      INDEX


                                                                           Page
                                                                            No.
                                                                           ----
PART I.  FINANCIAL INFORMATION:

        Report of Independent Public Accountants..........................   3

   ITEM 1.  FINANCIAL STATEMENTS

        Consolidated Statements of Earnings -
        Three Months and Six Months Ended June 30, 1998 and 1997..........   4

        Consolidated Statements of Comprehensive Income -
        Three Months and Six Months Ended June 30, 1998 and 1997..........   5

        Consolidated Balance Sheets -
        June 30, 1998 and December 31, 1997...............................   6

        Consolidated Statements of Cash Flows -
        Six Months Ended June 30, 1998 and 1997...........................   7

        Notes to Consolidated Financial Statements........................   8

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....................  10

PART II.  OTHER INFORMATION:

   ITEM 1.  LEGAL PROCEEDINGS.............................................  13

   ITEM 5.  OTHER INFORMATION.............................................  15

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..............................  17

Signature   ..............................................................  18

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Public Service Company of New Mexico:


We have reviewed the accompanying consolidated balance sheet of Public Service Company of New Mexico (a New Mexico corporation) and subsidiaries as of June 30, 1998, and the related consolidated statements of earnings and comprehensive income for the three-month and six-month periods ended June 30, 1998 and 1997, and the consolidated statements of cash flows for the six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Public Service Company of New Mexico and subsidiaries as of December 31, 1997 (not presented herein), and, in our report dated February 10, 1998, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                     ARTHUR ANDERSEN LLP


Albuquerque, New Mexico
August 7, 1998

ITEM 1.  FINANCIAL STATEMENTS

                          PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF EARNINGS
                                               (Unaudited)

                                                             Three Months Ended      Six Months Ended
                                                                  June 30                 June 30
                                                           ---------------------   ---------------------
                                                             1998         1997       1998        1997
                                                           ---------   ---------   ---------  ----------
                                                             (In thousands except per share amounts)
Operating revenues:
  Electric                                                 $ 176,503   $ 166,390   $ 356,155   $ 327,651
  Gas                                                         53,793      53,138     156,505     177,074
  Energy Services                                             78,669      19,214     126,069      32,839
                                                           ---------   ---------   ---------   ---------
    Total operating revenues                                 308,965     238,742     638,729     537,564
                                                           ---------   ---------   ---------   ---------

Operating expenses:
  Fuel and purchased power                                    58,871      52,337     113,903      99,455
  Gas purchased for resale                                    27,199      27,386      91,910     109,046
  Gas purchased for resale and other - Energy Services        78,473      20,093     130,803      33,495
  Other operation and maintenance                             85,028      78,120     169,030     154,666
  Depreciation and amortization                               20,962      20,484      42,036      40,937
  Taxes, other than income taxes                               8,951       8,536      18,391      18,289
  Income taxes                                                 5,158       5,792      16,054      18,989
                                                           ---------   ---------   ---------   ---------
    Total operating expenses                                 284,642     212,748     582,127     474,877
                                                           ---------   ---------   ---------   ---------
    Operating income                                          24,323      25,994      56,602      62,687
                                                           ---------   ---------   ---------   ---------

Other income and deductions, net of taxes                      5,031       4,680       7,753       7,117
                                                           ---------   ---------   ---------   ---------
    Income before interest charges                            29,354      30,674      64,355      69,804
                                                           ---------   ---------   ---------   ---------

Interest charges:
  Interest on long-term debt                                   9,170      11,561      20,556      23,684
  Other interest charges                                       5,406       3,546       7,807       5,657
                                                           ---------   ---------   ---------   ---------
    Net interest charges                                      14,576      15,107      28,363      29,341
                                                           ---------   ---------   ---------   ---------

Net earnings                                                  14,778      15,567      35,992      40,463
Preferred stock dividend requirements                            146         146         293         293
                                                           ---------   ---------   ---------   ---------

Net earnings applicable to common stock                    $  14,632   $  15,421   $  35,699   $  40,170
                                                           =========   =========   =========   =========

Average shares of common stock outstanding                    41,774      41,774      41,774      41,774
                                                           =========   =========   =========   =========

Net earnings per common share (Basic)                      $    0.35   $    0.37   $    0.85   $    0.96
                                                           =========   =========   =========   =========

Net earnings per common share (Diluted)                    $    0.35   $    0.37   $    0.85   $    0.96
                                                           =========   =========   =========   =========

Dividends paid per share of common stock                   $    0.20   $    0.17   $    0.37   $    0.29
                                                           =========   =========   =========   =========



               The accompanying notes are an integral part of these financial statements.

                           PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                (Unaudited)


                                                               Three Months Ended        Six Months Ended
                                                                    June 30                   June 30
                                                              ---------------------   ---------------------
                                                                1998        1997        1998        1997
                                                              ---------   ---------   ---------   ---------
                                                                            (In thousands)

Net Earnings                                                  $ 14,778    $ 15,567    $ 35,992    $ 40,463
                                                              ---------   ---------   ---------   ---------
Other Comprehensive Income, net of tax:
  Unrealized gain (loss) on securities:
     Unrealized holding gains (losses) arising during
     the period, net of reclassification adjustment               (519)        690         142         399
  Minimum pension liability adjustment                            -           -           -            262
                                                              ---------   ---------   ---------   ---------

  Total other comprehensive income (loss)                         (519)        690         142         661
                                                              ---------   ---------   ---------   ---------

Total Comprehensive Income                                    $ 14,259    $ 16,257    $ 36,134    $ 41,124
                                                              =========   =========   =========   =========

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                       June 30,     December 31,
                                                         1998           1997
                                                     ------------   ------------
                                                     (Unaudited)
                                                           (In thousands)
ASSETS
Utility plant                                        $ 2,612,582    $ 2,576,236
Accumulated provision for depreciation
  and amortization                                    (1,031,032)    (1,003,086)
                                                     ------------   ------------
      Net utility plant                                1,581,550      1,573,150
                                                     ------------   ------------
Other property and investments                           369,323        311,763
                                                     ------------   ------------

Current assets:
    Cash                                                   5,520          8,705
    Temporary investments, at cost                         5,674          9,490
    Receivables                                          180,957        216,305
    Income taxes receivable                                2,727           -
    Fuel, materials and supplies                          34,096         33,664
    Gas in underground storage                             9,424         13,158
    Other current assets                                   7,020          4,509
                                                     ------------   ------------
      Total current assets                               245,418        285,831
                                                     ------------   ------------
Deferred charges                                         150,848        149,811
                                                     ------------   ------------
                                                     $ 2,347,139    $ 2,320,555
                                                     ============   ============

CAPITALIZATION AND LIABILITIES
Capitalization:
    Common stock equity:
       Common stock                                  $   208,870    $   208,870
       Additional paid-in capital                        466,545        469,073
       Accumulated other comprehensive income,
         net of tax                                          628            486
       Retained earnings since January 1, 1989           148,177        129,188
                                                     ------------   ------------
          Total common stock equity                      824,220        807,617
    Cumulative preferred stock without mandatory
      redemption requirements                             12,800         12,800
    Long-term debt, less current maturities              574,346        713,995
                                                     ------------   ------------
          Total capitalization                         1,411,366      1,534,412
                                                     ------------   ------------

Current liabilities:
    Short-term debt                                      302,700        114,100
    Accounts payable                                     121,242        154,501
    Dividends payable                                      8,501          7,248
    Current maturities of long-term debt                    -               350
    Accrued interest and taxes                            22,382         24,161
    Other current liabilities                             34,579         26,102
                                                     ------------   ------------
          Total current liabilities                      489,404        326,462
                                                     ------------   ------------
Deferred credits                                         446,369        459,681
                                                     ------------   ------------
                                                     $ 2,347,139    $ 2,320,555
                                                     ============   ============


   The accompanying notes are an integral part of these financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                            Six Months Ended
                                                                 June 30
                                                          ----------------------
                                                            1998         1997
                                                          ---------    ---------
                                                               (In thousands)
Cash Flows From Operating Activities:
  Net earnings                                            $ 35,992     $ 40,463
  Adjustments to reconcile net earnings to net cash
    flows from operating activities:
      Depreciation and amortization                         48,107       46,329
      Accumulated deferred investment tax credit            (2,218)      (2,238)
      Accumulated deferred income tax                       (2,815)       3,564
      Net loss on market sensitive portfolio                 3,336         -
      Changes in certain assets and liabilities:
        Receivables                                         34,556       49,846
        Fuel, materials and supplies                         3,302       (4,791)
        Deferred charges                                     2,340       (1,917)
        Accounts payable                                   (33,273)     (23,695)
        Accrued interest and taxes                          (1,780)      (1,395)
        Deferred credits                                    (5,648)       1,261
        Other                                                2,640       (1,602)
      Other, net                                            (1,412)       5,336
                                                          ---------    ---------
        Net cash flows from operating activities            83,127      111,161
                                                          ---------    ---------

Cash Flows From Investing Activities:
  Utility plant additions                                  (61,092)     (55,592)
  Increase in nuclear decommissioning trust                 (1,140)     (23,000)
  Purchase of PVNGS LOBs                                   (58,000)        -
  Return of principal PVNGS LOBs                             4,994          820
  Increase in other property and investments                  (738)        (687)
  Decrease (increase) in temporary investments, net          3,816      (13,422)
                                                          ---------    ---------
        Net cash flows from investing activities          (112,160)     (91,881)
                                                          ---------    ---------

Cash Flows From Financing Activities:
  Bond redemption premium and costs                         (4,334)      (2,319)
  Redemption of first mortgage bonds                      (140,206)        -
  Short-term borrowings for first mortgage bonds
    redemption                                             140,206         -
  Trust borrowing for nuclear decommissioning                1,140       23,000
  Net (borrowings) repayments of short-term
    borrowings                                              47,254      (35,180)
  Exercise of employee stock options                        (2,525)        -
  Dividends paid                                           (15,687)     (12,380)
                                                          ---------    ---------
        Net cash flows from financing activities            25,848      (26,879)
                                                          ---------    ---------

Decrease  in cash                                           (3,185)      (7,599)
Cash at beginning of period                                  8,705       11,125
                                                          ---------    ---------
Cash at end of period                                      $ 5,520      $ 3,526
                                                          =========    =========

Supplemental Cash Flow Disclosures:
  Interest paid                                           $ 26,916     $ 30,036
                                                          =========    =========
  Income taxes paid, net                                  $ 32,687     $ 22,250
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

(2)     Senior Unsecured Notes and Indenture

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

                                                      Minimum      Accumulated
                                       Unrealized     Pension         Other
                                        Gains on     Liability    Comprehensive
                                       Securities   Adjustment        Income
                                       ----------   ----------    -------------
                                                   (In thousands)

Beginning Balance at January 1, 1998     $3,213      $(2,727)         $ 486
  Changes during six month period           142          -              142
                                         ======      ========         =====
Ending Balance at June 30, 1998          $3,353      $(2,727)         $ 628
                                         ======      ========         =====

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

Accumulated other comprehensive income, net of tax as of December 31, 1997, has been revised from the previously reported amount of $23,000 in the first quarter 10-Q to reflect the proper application of the provisions of the SFAS No. 130. All prior periods have been restated for comparability purposes.

(4)     Subsequent Event

On August 4, 1998, the Company decided to phase out the non-utility gas trading operations of its Energy Services Business Unit by the end of 1998. Based on preliminary estimates, discontinuance of the gas trading activities will not have a material impact on the Company's financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's 1997 Form 10-K PART II, ITEM 7.-"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" discussed management's assessment of the Company's financial condition, results of operations and other issues facing the Company. The following discussion and analysis by management focuses on those factors that had a material effect on the Company's financial condition and results of operations during the first quarter and six months ended June 30, 1998 and 1997. It should be read in conjunction with the Company's consolidated financial statements. Trends and contingencies of a material nature are discussed to the extent known and considered relevant.

                         LIQUIDITY AND CAPITAL RESOURCES

The currently estimated capital requirements for 1998 of $218.9 million included utility construction expenditures of $141.3 million and other cash requirements for long-term debt sinking funds, purchase of PVNGS Lease Obligation Bonds ("LOBs") and dividend payments for both common and preferred stock. These projected capital requirements did not include funds for the retirement of $140 million of taxable first mortgage bonds completed in March 1998, or the planned refinancing of PVNGS lease debt through the issuance of up to $435 million of senior unsecured notes ("SUNs"). During the first half of 1998, the Company spent approximately $81.1 million for capital requirements and anticipates spending approximately $137.8 million over the remainder of 1998. The Company expects that these cash requirements will be met primarily through internally generated cash. However, to cover the difference in the amounts and timing of cash generation and cash requirements, the Company intends to utilize short-term borrowings under its liquidity arrangements. These estimates are under continuing review and subject to on-going adjustment.

On July 6, 1998, the Company received a final order from the New Mexico Public Utility Commission ("NMPUC") approving the issuance of up to $435 million principal amount of SUNs to provide funds to refinance the lease debt associated with the sale and leaseback portions of the Company's interests in PVNGS units 1 and 2 ("Lease Debt"). As of July 16, 1998, the Company held $271 million principal amount of Lease Debt as an investment with the remaining $148 million principal amount of Lease Debt held by the public in the form of Lease Obligation Bonds (the "Public Lease Debt").

On August 6, 1998, the Company issued and sold $435 million of SUNs in two series, the 7.10%Series A due August 1, 2005, in the principal amount of $300 million and the 7.50% Series B due August 1, 2018, in the principal amount of $135 million. The net proceeds from the sale of the SUNs will be applied in accordance with NMPUC authorization and will result in the repayment of certain of the Company's short-term debt. It is expected that approximately 65% of the proceeds will be used to effectuate the repayment of short-term loans made to the Company under a revolving credit facility, as well as the liquidation of amounts under an accounts receivable liquidity facility. The remaining 35% of the net proceeds of the offering will be used to effectuate the retirement of the Public Lease Debt including payment of expenses. The amounts being repaid were used for general corporate purposes, including purchase of portions of the Lease Debt which is being refinanced. Under the relevant instruments, the amounts being repaid bear interest at variable rates and for variable short-term periods. Currently, the interest rates are between 5.9% and 6.25%, and the current scheduled maturities occur in August and October 1998. The interest rate on the Public Lease Debt being retired (which the Company in effect has been paying through its lease rental payments) is 10.30% on approximately $87 million and 10.15% on approximately $61 million.

The transaction is expected to save the Company an average of $2.1 million a year over the next 18 years, of which customers will receive 40 percent of those savings, or about $.9 million annually. The combined earnings effect of the lost investment income on the Company-held Lease Debt, the reduction in short-term debt interest expense and the $1.2 million shareholder portion of the annual savings, will be approximately neutral. However, the Company will benefit from improved liquidity resulting from the retirement of short-term debt which had been borrowed against the revolving credit facility and from the liquidation of amounts under the accounts receivable liquidity facility. The Company's leverage ratios will remain essentially unchanged since the Company's various leverage ratios have reflected the Lease Debt as debt components of the calculations.

                              RESULTS OF OPERATIONS

Net earnings for the quarter and six months ended June 30, 1998, decreased $0.8 million ($.02 per share) and $4.5 million ($.11 per share), respectively, from the corresponding periods last year.

Electric gross margin (electric operating revenues less fuel and purchased power expense) increased $3.6 million and $14.1 million for the quarter and six months ended June 30, 1998, respectively, over the same periods of last year. These increases were attributable to increased off-system sales in the wholesale energy market. However, gas gross margin (gas operating revenues less gas purchased for resale) for six months ended June 30, 1998, decreased $3.4 million from the corresponding period a year ago as a result of changes in the rate structure resulting from a 1997 gas rate order.

Energy Services Business Unit gross margin for the first six months of 1998 was negative and decreased $4.1 million from a year ago due to the recording of losses related to the gas marketing portfolio. On August 4, 1998, the Company decided to phase out the non-utility gas trading operations of its Energy Services Business Unit by the end of 1998. Based on preliminary estimates, discontinuance of gas trading activities will not have a material impact on the Company's financial condition or results of operations.

Other operation and maintenance expenses increased $6.9 million and $14.4 million for the quarter and six months ended June 30, 1998, respectively, over the corresponding periods a year ago due to higher maintenance costs associated with scheduled outages at the San Juan Generating Station ("SJGS"), increased pension and benefit expense resulting from changes to the Company's pension plan and higher costs related to gas marketing activities.

Interest charges on long-term debt decreased $2.4 million and $3.1 million for the quarter and six months ended June 30, 1998, respectively, from the same periods of last year, respectively, due to the retirement of $140 million in first mortgage bonds in March 1998. This reduction of interest charges on long-term debt was offset by increased short-term debt interest charges resulting from short-term debt borrowings used for the retirement of the first mortgage bonds.

                         OTHER ISSUES FACING THE COMPANY

Electric Rate Case

As previously reported, in November 1997, the Company filed its electric rate case pursuant to an NMPUC order. In the filing, the Company stated that although it could justify a $5 million rate increase, it would not seek a rate increase because of the importance of rate stability while preparing for industry restructuring.

In April 1998, the NMPUC Staff and intervenors in the rate case filed their testimony. The NMPUC Staff recommended a decrease of $33.2 million in current rates while the New Mexico Attorney General ("AG") and the City of Albuquerque ("COA") recommended decreases of $31.2 million and $45.4 million, respectively, based on traditional cost of service ratemaking.

In addition, the AG recommended that a "market" approach should be used to value the generation portion of the Company's rates and, if stranded costs exist in the future as a result of use of this method, the Company should only be allowed to recover 50% of such amounts. The Company's review indicates that if the AG's revaluation proposal is adopted, there could be an additional $105 million reduction in rates and more than a $960 million write-down of the Company's generation assets. The New Mexico Industrial Energy Consumers ("NMIEC") also recommended that the Company's generation assets should be revalued for ratemaking purposes to reflect a "market" approach to valuation. The Company's review indicates that if NMIEC's revaluation proposal is adopted, there could be an additional $60 million reduction in rates and more than a $550 million write-down of the Company's generation assets. The Company reviewed the testimony of the NMPUC Staff and intervenors and filed its rebuttal testimony in May 1998.

In rebuttal testimony, the Company stated that (1) the level of cost of service rate reductions proposed by the NMPUC Staff, AG and COA was not justified, although the Company accepted certain adjustments to its originally filed cost of service, reducing the revenue requirements of the Company, and (2) the recommendations made by the AG and NMIEC regarding the revaluation of the Company's generation assets were highly speculative, subject to numerous highly subjective assumptions, overly complex, contrary to law, unfair and unreasonable, effected an unconstitutional taking of property and otherwise improper. The Company's rebuttal states that the plant revaluation proposals submitted by the AG and NMIEC rely on the long discredited reproduction cost method of rate base valuation associated with the fair value concept of rate-making, which has been found to be inferior to the original cost less depreciation method of rate base valuation long preferred by courts and regulators. (See PART I, ITEM 2.- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - OTHER ISSUES FACING THE COMPANY
- Electric Rate Case" in the quarterly report on Form 10-Q for the quarter ended March 31, 1998.)

Hearings in the case began on May 18, 1998 and were completed on June 22, 1998. Briefs-in-Chief ("Briefs") were filed by all parties and NMPUC Staff on July 30, 1998. The Briefs generally contained arguments supporting positions the parties had taken previously during the hearings and, in some instances, adopting additional reductions that had been proposed by other parties. The revised rate reductions proposed by the NMPUC Staff, AG and COA were approximately $36 million, $31 million and $52 million, respectively, based on traditional ratemaking principles. Only the AG departed from recommendations made at the hearing regarding rate base revaluation. Although adhering to the concept of rate base revaluation and urging NMPUC adoption of the concept, the AG also recommended that the NMPUC consider the financial implications of the write offs and associated rate reduction to the Company. The AG reduced his recommended additional rate reduction to $25 million based on a $142 million after tax write off. A final order from the NMPUC is expected sometime in the third quarter of 1998. The Company is unable to predict the ultimate outcome of this case but intends to pursue any and all remedies available to protect its financial integrity.

New Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or unrecognized firm commitment, (ii) a hedge of the exposure to variable cash flows of a forecasted transaction, or (iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not believe that the adoption of SFAS No. 133 will have a material effect on its financial condition or results of operations.

Disclosure Regarding Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful, cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. Words such as "estimates," "expects," "anticipates," "plans," "believes," "projects," and similar expressions identify forward-looking statements. Accordingly, the Company hereby identifies the following important factors which could cause the Company's actual financial results to differ materially from any such results which might be projected, forecasted, estimated or budgeted by the Company in forward-looking statements: (i) adverse actions of utility regulatory commissions; (ii) utility industry restructuring; (iii) failure to recover stranded costs; (iv) the inability of the Company to successfully compete outside its traditional regulated market; (v) regional economic conditions, which could affect customer growth; (vi) adverse impacts resulting from environmental regulations; (vii) loss of favorable fuel supply contracts; (viii) failure to obtain water rights and rights-of-way; (ix) operational and environmental problems at generating stations; (x) the cost of debt and equity capital; (xi) weather conditions; and (xii) technical development in the utility industry.

Many of the foregoing factors discussed have been addressed in the Company's previous filings with the SEC pursuant to the Securities Exchange Act of 1934. The foregoing review of factors pursuant to the Act should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the effective date of the Act.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Nuclear Decommissioning Trust

As previously reported, in March and April 1998, the Company and the trustee of the Company's master decommissioning trust filed a civil complaint and an amended complaint, respectively, against several companies and individuals for the under-performance of a life insurance program. The program, which was approved by the NMPUC and set up in a trust in 1987, is a type of corporate owned life insurance, and is used to fund a portion of the Company's nuclear decommissioning obligations for its 10.2% interest in PVNGS.

In the lawsuit, the Company asserts various tort, contract and equity theories against the defendants. The Company is seeking, among other things, damages in an amount that represents the difference between what the defendants represented that the life insurance program would achieve and the amount that the Company's experts currently project that the life insurance program will achieve. On May 29, 1998, the defendants filed a notice of removal to the Federal District Court. On June 26, 1998, the Company and trustee filed a motion to remand the proceeding back to State District Court. Several defendants have filed answers and motions to dismiss the lawsuit with the Federal District Court. A defendant has counterclaimed for indemnity based on its engagement contract with the Company, claiming that if it has injured the trustee, then the Company must pay the damages. On July 17, 1998, the Company denied liability under the counterclaim and set forth numerous defenses. The Company is currently unable to predict the ultimate outcome or amount of recovery, if any.

In April 1998, the Company filed a case before the NMPUC to relieve the Company of the obligation of investing in the life insurance program. (See PART II, ITEM
1. - "LEGAL PROCEEDINGS - Nuclear Decommissioning Trust" in the quarterly report on Form 10-Q for the quarter ended March 31, 1998.) On July 20, 1998, the NMPUC issued a final order granting the Company's request.

ITEM 5.  OTHER INFORMATION

Joint Proposal for Acquisition of Plains' Assets

In May 1998, Plains Electric Generation and Transmission Cooperative, Inc. ("Plains") issued a request for proposals for the acquisition of all or a portion of the assets of Plains, which include a 250 MW coal-fired power plant. On July 15, 1998, the Company and Tri-State Generation and Transmission
Association, Inc. ("Tri-State") made a non-binding joint proposal for the acquisition of all of the assets of Plains. Tri-State is a wholesale electric power generation and transmission cooperative association headquartered near Denver, Colorado. The consideration for the acquisition would be a combination of cash and the assumption of debt. The Company is unable to predict the outcome of this transaction. However, the Company does not anticipate that it will have any material impact on its financial condition or results of operations.

NMPUC Rulemaking

As previously reported, in February 1998, the NMPUC issued a notice of proposed rulemaking (the "Notice") that would require every electric utility to separately state in each customer's bill the amounts attributable to the generation, transmission and distribution functions. In March 1998, utility companies under NMPUC jurisdiction, including the Company, filed their comments, generally opposing the Notice. (See PART II, ITEM 5, - "OTHER INFORMATION - Proposed Rulemaking" in the quarterly report on Form 10-Q for the quarter ended March 31, 1998.)

On June 5, 1998, the NMPUC issued an order adopting the Notice. The NMPUC Staff conducted workshops designed to facilitate required formal filings by each utility. The filings were due by August 1, 1998 and must include a proposed sample bill for each class, a proposed first bill insert, a customer education plan, and a timetable for conducting informational programs. The Company filed its proposed sample bill with the NMPUC on August 1, 1998. Any interested party may submit written comments within 10 days of each utility's filing.

Unless otherwise ordered by the NMPUC, approved inserts will be included in bills sent during the September 1998 billing cycle and a breakdown of amounts by functional billing component will be shown on bills beginning with the October 1998 billing cycle. The Company does not believe implementation of the ruling's requirements will have a material effect on its operations.

Investigation Relating to Amount of Fuel and Unaccounted for Gas Costs Passed through the PGAC

As previously reported, the NMPUC Staff requested that the NMPUC docket an investigation into the amount of fuel and unaccounted for gas costs that have been charged to customers through the Company's PGAC. (See PART II, ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - OTHER ISSUES FACING THE COMPANY REGULATORY ISSUES - Investigation Relating to Amount of Fuel and Unaccounted for Gas Costs Passed through the PGAC" in the 1997 Form 10-K.)

On April 3, 1998, the Company submitted testimony that the amount collected from customers through the PGAC from July 1995 through December 1996 for fuel and unaccounted for gas was appropriate and was in compliance with NMPUC orders. A hearing was held on May 4, 1998. On July 6, 1998, the NMPUC dismissed the investigation, finding that no harm had occurred to sales customers. In addition, the final order required the Company to file a compliance report covering the amounts collected for fuel and unaccounted for gas through the PGAC during 1997. On July 16, 1998, the Company filed the compliance report. In the report, the Company demonstrated that the amounts collected through the PGAC during 1997 were appropriate and in compliance with NMPUC orders. The NMPUC Staff and Intervenor have 45 days from the date of filing to challenge the Company's compliance report.

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

An uncontested stipulation settling the case was filed with the NMPUC on April 3, 1998, for its approval. A hearing on the stipulation was held in May 1998. the stipulation provides for a restructuring of residential rates, including a decrease in the monthly access fee from $14.56 to $9.00 with an offsetting increase in the variable rate for gas consumption. The stipulation also establishes a mechanism for the recovery of certain costs incurred by the Company in settlement of past gas supply contracts. Recovery of these costs would be partially offset by revenues stemming from off-system gas sales. (See
PART II, ITEM 5. - "OTHER INFORMATION - The 1997 Gas Rate Case" in the quarterly report on Form 10-Q for the quarter ended March 31, 1998)

On August 7, 1998, the NMPUC issued a final order, accepting the stipulation with certain modifications. The Company is currently evaluating the order; however, the Company believes that there would be no significant change in the Company's overall revenue levels. Parties have 30 days to respond to the order.

Fuel and Purchased Power Cost Adjustment Clause ("FPPCAC")

As previously reported, the Company's FPPCAC for its firm-requirement wholesale customers had been at variance with the filed Federal Energy Regulatory Commission ("FERC") tariffs. In 1993, the Company filed a petition with FERC to permit deviation from the filed FERC tariffs for the period of July 1985 through January 1993. The Company's filing indicated that the four firm-requirements wholesale customers benefited during that time period relative to the energy costs they would have been billed under the application of the filed FERC tariffs. (See PART I, ITEM 1. - "BUSINESS - RATES AND REGULATION Electric Rates and Regulation - FERC" in the 1997 Form 10-K.) On July 16, 1998, FERC issued an order accepting the Company's filing.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.     Exhibits:

       3.1* Restated Articles of Incorporation of the Company, as amended through May 10, 1985

       3.2* By-laws of Public Service Company of New Mexico With All Amendments to and including December 5, 1994

       10.47.4**  First Amendment to the Pension Service Adjustment Agreement
                  for Benjamin F. Montoya

       10.75**    Executive Savings Plan

       15.0       Letter Re: Unaudited Interim Financial Information

       27         Financial Data Schedule

       * The Company hereby incorporates the exhibits by reference pursuant to Exchange Act Rule 12b-32 and Regulation S-K, Section 10, paragraph (d).

       **  Designates   each  management   contract  or  compensatory   plan  or
           arrangement required to be identified pursuant to paragraph 3 of Item 14(a) of 10-K.

b. Reports on Form 8-K:

       Report dated July 20, 1998 and filed July 23, 1998 relating to the electric rate case, joint proposal for acquisition of Plains' assets, the 1997 gas rate case, electric industry restructuring in New Mexico and disclosure regarding forward looking statements.

       Report dated August 1, 1998 and filed August 7, 1998 relating to the underwriting agreement for the senior unsecured notes dated August 3, 1998 and the supplemental indenture dated August 1, 1998.

                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PUBLIC SERVICE COMPANY OF NEW MEXICO
                                                (Registrant)


Date:  August 12, 1998                       /s/ Max H. Maerki
                                        -----------------------------
                                               Max H. Maerki

                                         Senior Vice President and
                                          Chief Financial Officer
                                        (Officer duly authorized to
                                             sign this report)