Form 10-Q
period 1998-09-30
PUBLIC SERVICE CO OF NEW MEXICO
filed 1998-11-12
CIK 81023

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (Mark One) [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the period ended   September 30, 1998
                                      --------------------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from              to
                                          ----------      -----------

                       Commission file number   1-6986
                                              -----------

                      PUBLIC SERVICE COMPANY OF NEW MEXICO
             (Exact name of registrant as specified in its charter)

                  New Mexico                                   85-0019030
       (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                     Identification No.)

                 Alvarado Square, Albuquerque, New Mexico 87158
               -------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (505) 241-2700
               -------------------------------------------------
              (Registrant's telephone number, including area code)

               -------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No
                                              ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock--$5.00 par value                41,774,083 shares
      -----------------------------          -------------------------------
                    Class                    Outstanding at October 31, 1998

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                                      INDEX


                                                                       Page No.
PART I.  FINANCIAL INFORMATION:

    Report of Independent Public Accountants.............................    3

  ITEM 1.  FINANCIAL STATEMENTS

    Consolidated Statements of Earnings -
    Three Months and Nine Months Ended September 30, 1998 and 1997.......    4

    Consolidated Statements of Comprehensive Income -
    Three Months and Nine Months Ended September 30, 1998 and 1997.......    5

    Consolidated Balance Sheets -
    September 30, 1998 and December 31, 1997.............................    6

    Consolidated Statements of Cash Flows -
    Nine Months Ended September 30, 1998 and 1997........................    7

    Notes to Consolidated Financial Statements...........................    8

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................   10

PART II.  OTHER INFORMATION:

  ITEM 1.  LEGAL PROCEEDINGS.............................................   21

  ITEM 5.  OTHER INFORMATION.............................................   22

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..............................   27

Signature   .............................................................   28

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Public Service Company of New Mexico:


We have reviewed the accompanying consolidated balance sheet of Public Service Company of New Mexico (a New Mexico corporation) and subsidiaries as of September 30, 1998, and the related consolidated statements of earnings and comprehensive income for the three-month and nine-month periods ended September 30, 1998 and 1997, and the consolidated statements of cash flows for the nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the company's management.

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



Albuquerque, New Mexico
October 30, 1998

ITEM 1.  FINANCIAL STATEMENTS

                            PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF EARNINGS
                                                 (Unaudited)

                                                                Three Months Ended      Nine Months Ended
                                                                   September 30           September 30
                                                               --------------------    --------------------
                                                                 1998        1997        1998        1997
                                                               --------    --------    --------    --------
                                                                  (In thousands except per share amounts)
Operating revenues:
  Electric                                                     $280,662    $213,159    $636,817    $540,810
  Gas                                                            39,321      41,391     195,826     218,465
  Energy Services                                                   455          49         833          49
                                                               --------    --------    --------    --------
    Total operating revenues                                    320,438     254,599     833,476     759,324
                                                               --------    --------    --------    --------
Operating expenses:
  Fuel and purchased power                                      124,739      77,343     238,642     176,798
  Gas purchased for resale                                       13,591      17,198     105,501     126,244
  Cost of sales and projects - Energy Services                      304          43         713          43
  Other operation and maintenance                                86,025      81,517     249,785     235,254
  Depreciation and amortization                                  20,516      20,839      62,532      61,772
  Taxes, other than income taxes                                  9,208       9,618      27,553      27,863
  Income taxes                                                   18,609      12,889      38,636      32,525
                                                               --------    --------    --------    --------
    Total operating expenses                                    272,992     219,447     723,362     660,499
                                                               --------    --------    --------    --------
    Operating income                                             47,446      35,152     110,114      98,825
                                                               --------    --------    --------    --------
Other income and deductions, net of taxes:                        4,406       2,732      12,159       9,849
                                                               --------    --------    --------    --------
    Income before interest charges                               51,852      37,884     122,273     108,674
                                                               --------    --------    --------    --------
Interest charges:
  Interest on long-term debt                                     13,659      11,394      34,215      35,078
  Other interest charges                                          3,537       1,904      11,344       7,561
                                                               --------    --------    --------    --------
    Net interest charges                                         17,196      13,298      45,559      42,639
                                                               --------    --------    --------    --------
Net earnings from continuing operations                          34,656      24,586      76,714      66,035

Discontinued operations, net of tax:
  Loss from operations of gas marketing                          (1,320)       (267)     (7,386)     (1,253)
  Estimated loss on disposal of gas marketing, including
    provision for operating losses during phase-out period       (1,347)       -         (1,347)       -
                                                               --------    --------    --------    --------
Net earnings                                                     31,989      24,319      67,981      64,782
Preferred stock dividend requirements                               147         147         440         440
                                                               --------    --------    --------    --------
Net earnings applicable to common stock                        $ 31,842    $ 24,172    $ 67,541    $ 64,342
                                                               ========    ========    ========    ========
Average shares of common stock outstanding                       41,774      41,774      41,774      41,774
                                                               ========    ========    ========    ========
Net earnings (loss) per share of common stock:
  Earnings from continuing operations                          $   0.83    $   0.59    $   1.83    $   1.57
  Loss from discontinued operations                               (0.03)      (0.01)      (0.18)      (0.03)
  Estimated loss on disposal of gas marketing                     (0.03)       -          (0.03)       -
                                                               --------    --------    --------    --------
Net earnings per common share (Basic)                          $   0.76    $   0.58    $   1.62    $   1.54
                                                               ========    ========    ========    ========
Net earnings per common share (Diluted)                        $   0.76    $   0.58    $   1.60    $   1.53
                                                               ========    ========    ========    ========
Dividends paid per share of common stock                       $   0.20    $   0.17    $   0.57    $   0.46
                                                               ========    ========    ========    ========

The accompanying notes are an integral part of these financial statements.


                           PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                (Unaudited)


                                                               Three Months Ended       Nine Months Ended
                                                                  September 30             September 30
                                                              ---------------------    --------------------
                                                                1998         1997        1998        1997
                                                              ---------    --------    --------    --------
                                                                              (In thousands)

Net Earnings                                                   $ 31,989    $ 24,319    $ 67,981    $ 64,782
                                                              ---------    --------    --------    --------
Other  Comprehensive  Income,  net of tax (note 3):
  Unrealized  gain  (loss) on securities:
    Unrealized holding gains (losses) arising during the
    period, net of reclassification adjustment                     (748)        776        (606)      1,437
  Minimum pension liability adjustment                            -           -           -             262
                                                              ---------    --------    --------    --------

  Total other comprehensive income (loss)                          (748)        776        (606)      1,699
                                                              ---------    --------    --------    --------

Total Comprehensive Income                                     $ 31,241    $ 25,095    $ 67,375    $ 66,481
                                                              =========    ========    ========    ========



              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                   September 30,   December 31,
                                                      1998             1997
                                                   ------------    ------------
                                                    (Unaudited)
                                                         (In thousands)
ASSETS
Utility plant                                      $ 2,618,990     $ 2,576,236
Accumulated provision for depreciation
  and amortization                                  (1,033,778)     (1,003,086)
                                                   -----------     -----------
   Net utility plant                                 1,585,212       1,573,150
                                                   -----------     -----------
Other property and investments                         520,300         311,763
                                                   -----------     -----------

Current assets:
  Cash                                                   2,305           8,705
  Temporary investments, at cost                        70,592           9,490
  Receivables                                          209,276         216,305
  Fuel, materials and supplies                          32,796          33,664
  Gas in underground storage                             3,434          13,158
  Other current assets                                   5,011           4,509
                                                   -----------     -----------
    Total current assets                               323,414         285,831
                                                   -----------     -----------
Deferred charges                                       159,345         149,811
                                                   -----------     -----------
                                                   $ 2,588,271     $ 2,320,555
                                                   ===========     ===========

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock equity:
    Common stock                                   $   208,870     $   208,870
    Additional paid-in capital                         465,729         469,073
    Accumulated other comprehensive income
      (loss), net of tax                                  (120)            486
    Retained earnings since January 1, 1989            171,665         129,188
                                                   -----------     -----------
      Total common stock equity                        846,144         807,617
  Minority interest                                     13,405              -
  Cumulative preferred stock without mandatory
    redemption requirements                             12,800          12,800
  Long-term debt, less current maturities            1,008,596         713,995
                                                   -----------     -----------
      Total capitalization                           1,880,945       1,534,412
                                                   -----------     -----------

Current liabilities:
  Short-term debt                                       45,155         114,100
  Accounts payable                                     127,800         154,501
  Dividends payable                                      8,501           7,248
  Current maturities of long-term debt                       -             350
  Accrued interest and taxes                            51,123          24,161
  Other current liabilities                             29,380          26,102
                                                   -----------     -----------
      Total current liabilities                        261,959         326,462
                                                   -----------     -----------
Deferred credits                                       445,367         459,681
                                                   -----------     -----------
                                                   $ 2,588,271     $ 2,320,555
                                                   ===========     ===========


   The accompanying notes are an integral part of these financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                             Nine Months Ended
                                                                September 30
                                                            --------------------
                                                              1998        1997
                                                            --------    --------
                                                               (In thousands)
Cash Flows From Operating Activities:
  Net earnings                                              $ 67,981   $ 64,782
  Adjustments to reconcile net earnings to net cash
    flows from operating activities:
      Depreciation and amortization                           71,676     70,895
      Accumulated deferred investment tax credit              (3,327)    (3,357)
      Accumulated deferred income tax                         (2,546)     5,696
      Net loss on market sensitive portfolio                   2,260       -
      Changes in certain assets and liabilities:
        Receivables                                           13,905     31,756
        Fuel, materials and supplies                          10,591     (5,121)
        Deferred charges                                         499    (11,968)
        Accounts payable                                     (26,714)   (21,290)
        Accrued interest and taxes                            26,962     10,943
        Deferred credits                                      (2,534)     5,679
        Other                                                    637     (3,466)
      Other, net                                              (2,781)    10,259
                                                            --------   --------
        Net cash flows from operating activities             156,609    154,808
                                                            --------   --------

Cash Flows From Investing Activities:
  Utility plant additions                                    (89,828)   (83,790)
  Purchase of PVNGS lease debt                               (58,000)      -
  Purchase of PVNGS lease debt - Capital Trust              (157,701)      -
  Return of principal PVNGS lease debt                        11,337      5,018
  Increase in nuclear decommissioning trust                   (2,675)   (23,000)
  Increase in other property and investments                  (5,700)    (2,181)
  Increase in temporary investments, net                     (61,102)   (13,453)
                                                            --------   --------
        Net cash flows from investing activities            (363,669)  (117,406)
                                                            --------   --------

Cash Flows From Financing Activities:
  Proceeds from issuance of senior unsecured notes           429,383       -
  Net repayments of other short-term borrowings             (211,826)   (30,600)
  Redemption of first mortgage bonds                        (140,206)      -
  Short-term borrowings for first mortgage
    bonds redemption                                         140,206       -
  Proceeds from minority interest in Capital Trust            13,405       -
  Repayments of other long-term debt                             -      (14,970)
  Bond redemption premium and costs                           (5,399)    (2,466)
  Trust borrowing for nuclear decommissioning                  2,675     23,000
  Exercise of employee stock options                          (3,340)      (241)
  Dividends paid                                             (24,238)   (19,625)
                                                            --------   --------
        Net cash flows from financing activities             200,660    (44,902)
                                                            --------   --------

Decrease in cash                                              (6,400)    (7,500)
Cash at beginning of period                                    8,705     11,125
                                                            --------   --------
Cash at end of period                                       $  2,305   $  3,625
                                                            ========   ========

Supplemental Cash Flow Disclosures:
  Interest paid                                             $ 35,239   $ 42,583
                                                            ========   ========
  Income taxes paid, net                                    $ 35,118   $ 29,250
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

(2)     Senior Unsecured Notes and Indenture

In March 1998, the Company replaced the first mortgage bonds collateralizing $463 million of tax-exempt pollution control revenue bonds ("PCBs") with senior unsecured notes ("SUNs") which were issued under a new senior unsecured note indenture. Also during March 1998, the Company retired $140 million principal amount of first mortgage bonds. While first mortgage bonds continue to serve as collateral for PCBs in the outstanding principal amount of $111 million, the lien of the mortgage was substantially reduced to cover only the Company's ownership interest in the Palo Verde Nuclear Generating Station ("PVNGS").

Coincident with the above transactions, the Company established a five-year, $300 million unsecured revolving credit facility to replace the Company's $100 million secured revolving credit facility. Funds borrowed through this facility were used to retire the $140 million principal amount of first mortgage bonds.

In August 1998, the Company issued and sold $435 million of SUNs in two series, the 7.10% Series A due August 1, 2005, in the principal amount of $300 million, and the 7.50% Series B due August 1, 2018, in the principal amount of $135 million. These SUNs were issued under an indenture similar to the indenture under which the SUNs were issued in March 1998, and it is expected that future long-term debt financings will be similarly issued. The net proceeds from the sale of the SUNs were loaned to PVNGS Capital Trust ("Capital Trust"), a special purpose entity established for the purpose of purchasing PVNGS lease debt associated with the sale and leaseback portions of the Company's interest in PVNGS Units 1 and 2 ("Lease Debt") (see Note 4).

(3)  Other Comprehensive Income

The Company adopted as of January 1, 1998, Statement of Financial Accounting Standards Board ("SFAS") No. 130, "Reporting Comprehensive Income". This statement requires the reporting of certain changes in the common stock equity section of the balance sheet as other comprehensive income.

                                                       Minimum      Accumulated
                                        Unrealized     Pension         Other
                                         Gains on     Liability    Comprehensive
                                        Securities    Adjustment      Income
                                        ----------    ----------   -------------
                                                    (In thousands)

Beginning Balance at January 1, 1998      $3,213       $(2,727)       $  486
  Changes during nine month period          (606)         -             (606)
                                          ------       -------        ------
Ending Balance at September 30, 1998      $2,607       $(2,727)       $ (120)
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

(4) Capital Trust

In August 1998, Capital Trust, a special purpose entity, was established to purchase the Lease Debt associated with the Company's PVNGS Units 1 and 2 sale and leaseback transactions. In August 1998, the Company loaned approximately $420 million to Capital Trust using the proceeds from the SUNs issued in August 1998. In addition, the Company invested approximately $13 million in Capital Trust. Capital Trust is consolidated with the Company for financial reporting purposes and all intercompany transactions are eliminated. Capital Trust's income from the investments in the Lease Debt is included in other income and deductions, net of taxes, in the consolidated statement of earnings.

(5)   Discontinued Operations

On August 4, 1998, the Company adopted a plan to discontinue the gas trading operations of its Energy Services Business Unit. The Company anticipates that the business will be disposed of by the end of 1998. Accordingly, the gas marketing operations of its Energy Services Business Unit are reported as discontinued operations. As of September 30, 1998, the estimated loss on the disposal of the gas marketing segment was $1.3 million net of tax, including a provision for anticipated operating losses prior to disposal. As a result of subsequent changes in market conditions and the settlements in November 1998 of all its gas contracts and associated obligations, the Company will record an additional loss in the fourth quarter of 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's 1997 Form 10-K PART II, ITEM 7. - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" discussed management's assessment of the Company's financial condition, results of operations and other issues facing the Company. The following discussion and analysis by management focuses on those factors that had a material effect on the Company's financial condition and results of operations during the nine months ended September 30, 1998 and 1997. It should be read in conjunction with the Company's consolidated financial statements. Trends and contingencies of a material nature are discussed to the extent known and considered relevant.

                         LIQUIDITY AND CAPITAL RESOURCES

The estimated capital requirements for 1998 of $218.9 million include utility construction expenditures of $141.3 million and other cash requirements for long-term debt sinking funds, purchase of $58 million of the lease debt on May 1, 1998, associated with the Palo Verde Nuclear Generating Station ("PVNGS") Units 1 and 2 sale/leaseback transactions ("Lease Debt") and dividend payments for both common and preferred stock. These projected capital requirements do not include funds for the retirement of $140 million of first mortgage bonds completed in March 1998, or the refinancing of the Lease Debt through the issuance of $435 million of senior unsecured notes ("SUNs") completed in August 1998. During the first nine months of this year, the Company spent approximately $172.0 million for capital requirements and anticipates spending approximately $46.9 million over the remainder of 1998. The Company expects that these cash requirements will be met primarily through internally generated cash. However, to cover the difference in the amounts and timing of cash generation and cash requirements, the Company intends to utilize short-term borrowings under its liquidity arrangements. These estimates are under continuing review and subject to on-going adjustment.

In August 1998, the Company issued and sold $435 million of SUNs in two series. Approximately $420 million from the proceeds of the issuance of the SUNs was loaned to PVNGS Capital Trust ("Capital Trust"), a special purpose entity established for the purpose of purchasing the Lease Debt held by the Company as well as the Lease Debt publicly held. As a result, the Company received approximately $288 million for its investment in Lease Debt. Using the proceeds, the Company paid off outstanding short-term debt of $258 million and invested the remainder in temporary investments, which resulted in improved liquidity for the Company. The Company's leverage ratios remain essentially unchanged since the Company's various ratios have effectively reflected the Lease Debt as debt components of the calculation in the past. As of September 30, 1998, the Company had $45.2 million in short-term debt and $70.6 million in temporary investments.

                              RESULTS OF OPERATIONS

Net earnings increased $7.7 million ($.18 per share) and $3.2 million ($.08 per share) for the quarter and nine months ended September 30, 1998, respectively, over the corresponding periods last year.

The following discussion highlights significant items which affected the results of operations for the quarter and nine months ended September 30, 1998 and 1997.

Continuing Operations

Electric gross margin (electric operating revenues less fuel and purchased power expense) increased $20.1 million and $34.2 million for the quarter and nine months ended September 30, 1998, respectively, over the corresponding periods a year ago. These increases were attributable to increased off-system sales in the wholesale energy market. During the current quarter, sales of electricity in the wholesale power market increased $58.3 million, or 92.1 percent, over the same period a year ago to $121.6 million. This favorable event was largely attributable to record demand for power in the wholesale market during the summer months of 1998 that resulted from hotter than normal temperatures on the West Coast and elsewhere around the country. In response to the large demand for power, the Company purchased 58.7 percent more power from the spot market and generated 6.5 percent more power from its own generating plants than the same quarter a year ago. The Company does not believe that the favorable results during the current quarter are necessarily indicative of future operating results.

Gas gross margin (gas operating revenues less gas purchased for resale) increased $1.5 million for the quarter ended September 30, 1998, over the corresponding period a year ago as a result of increased residential sales and a one-time write-off of customer gas costs in 1997. However, gas gross margin for the nine months ended September 30, 1998, decreased $1.9 million from the corresponding period a year ago as a result of changes in the rate structure resulting from a 1997 gas rate order.

Other operation and maintenance ("O&M") expenses increased $4.5 million and $14.5 million for the quarter and nine months ended September 30, 1998, respectively, over the corresponding periods a year ago due to higher production maintenance costs associated with scheduled outages at the San Juan Generating Station and PVNGS, increased pension and benefit expenses resulting from changes in the Company's pension plan, increased regulatory commission expenses and increases in the Energy Services Business Unit's operating expenses.

Operating income taxes increased $5.7 million and $6.1 million for the quarter and nine months ended September 30, 1998, respectively, over the same periods last year as a result of higher pre-tax income in the current periods.

Other income and deductions, net of taxes, increased $1.7 million and $2.3 million for the quarter and nine months ended September 30, 1998, respectively, over the corresponding periods a year ago due to the recording of interest income from Capital Trust, offset by the settlement of a litigated case in 1997.

Net interest charges increased $3.9 million and $2.9 million for the quarter and nine months ended September 30, 1998, respectively, over the same periods last year due to the issuance of the SUNs in August 1998, offset by the retirement of $140 million of first mortgage bonds in March 1998. Because the Company used short-term borrowings to retire these bonds, interest charges on short-term debt also increased.

Discontinued Operations

On August 4, 1998, the Company made the decision to discontinue the gas trading operations of its Energy Services Business Unit by the end of 1998. As a result, the Company has made a provision for an estimated loss, net of taxes, of $1.3 million on the disposal of the gas marketing segment, including a provision for anticipated operating losses prior to disposal. As a result of subsequent changes in market conditions and the settlements in November 1998 of all its gas contracts and associated obligations, the Company will record an additional loss in the fourth quarter of 1998.

Losses from operations of discontinued operations, net of taxes, increased $1.1 million and $6.1 million for the quarter and nine months ended September 30, 1998, respectively, from the corresponding periods a year ago as a result of increased gas trading losses and the recording of the gas marketing portfolio losses.

                         OTHER ISSUES FACING THE COMPANY

Electric Rate Case

As previously reported, in November 1997, the Company filed its electric rate case pursuant to a NMPUC order. (See PART 1, ITEM 2. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - OTHER ISSUES FACING THE COMPANY - "Electric Rate Case" in the 1997 Form 10-K.)

In conjunction with the rate case, the Company and a number of parties, many of whom were involved in the case, have been negotiating a settlement agreement to resolve the case and provide a proposal for legislation for open access and electric competition for the Company's retail customers. While these negotiations have progressed with parties representing a diverse set of interests, no agreement has been reached and the Company is unable to predict the outcome at this time. It is anticipated, however, that any agreement would likely contain the following provisions, among others things: (i) retail open access to customers in 2001; (ii) a reduction of current retail rates by an amount in the range of $30 million; (iii) the institution of a rate freeze for a period of approximately three to six years that would enable the recovery of a level of strandable costs dependent on the effectiveness and efficiency of the Company's operations; and (iv) the Company's absorbing a portion of anticipated strandable costs that would result in a write-off. The amount of the write-off, if negotiations are successful, has yet to be determined.

If a stipulation is filed, the NMPUC could approve it as filed, modify it or reject it and issue an order in the rate case. However, even if the NMPUC approves the stipulation, legislation that would open the power market to competition would have to be enacted in order for the stipulation to be fully implemented.

If a stipulation is not agreed upon, the Company anticipates that a final order in the rate case will be issued during the fourth quarter of 1998 (See PART 1.
ITEM 2. - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - OTHER ISSUES FACING THE COMPANY - Electric Rate Case" in the quarterly report on Form 10-Q for the quarter ended June 30, 1998.)

The Company is currently unable to predict the ultimate outcome of the rate case or actions by the NMPUC or the New Mexico State Legislature.

Residential Electric, Incorporated ("REI")

On October 9, 1998, REI, a new entity incorporated in the state of New Mexico for the purpose of supplying electricity to retail customers, which is not related to the Company, filed the following with the NMPUC: (i) an application for a certificate of convenience and necessity and an advice notice, requesting authority to provide electric services within the metropolitan areas of Albuquerque, Rio Rancho and Santa Fe; and (ii) an application and complaint seeking the unbundling of distribution and transmission facilities of the Company and the use of these facilities by REI to deliver its power supplies to retail customers. Included in the filing were the submission of a motion for a procedural and case management order and a brief discussing legal principles based on NMPUC orders in other cases.

REI requested that the NMPUC act on its filings in an extremely expedited manner and filed legal arguments as to why the NMPUC should do so. The brief cited many holdings, conclusions and quotes from recent NMPUC orders, several of which are on appeal by the Company with the New Mexico Supreme Court ("Supreme Court"). The brief stated that because the filings are based upon legal principles which have been fully heard and litigated in previous NMPUC cases, the process should be expedited and the relief they seek in these cases should be summarily granted. REI seeks a final order from the NMPUC by the end of 1998.

On October 19, 1998, the NMPUC issued an order requiring the Company to respond to the complaint on or before November 2, 1998. Also, on October 19, 1998, the NMPUC ordered that a public hearing be held on November 16, 1998 for the purpose of hearing and receiving testimony to determine whether the authorization sought in REI's application should be granted and the proposed rates should be approved. On October 27, 1998, the Company filed a motion to dismiss both proceedings in the belief that the relief sought cannot be lawfully granted. Alternatively, the Company requested that the short procedural schedule awarded by the NMPUC be vacated or substantially expanded to give the Company and other interested parties adequate time to prepare their cases. The Company filed its response with the NMPUC on November 2, 1998 and asserted once again that the proposals were not authorized under New Mexico law and that the Company needed much more time to adequately prepare its case.

On November 9, 1998, the Company filed a request for procedural due process and for adequate time to prepare testimony and prepare for hearing. The AG filed the testimony of two expert witnesses stating their need for more time and procedural due process. In addition, El Paso Electric Company ("EPE") filed a motion to vacate the procedural schedule, insisting that the timeframe imposed by the NMPUC was insufficient for procedural due process.

The Company believes that the NMPUC is without authority to provide the relief sought by REI in both filings and that the schedule ordered by the NMPUC deprives the Company of procedural due process by not giving the Company a fair opportunity to present its case. The Company is evaluating its legal remedies and fully intends to vigorously defend its interests.

City of Gallup ("Gallup") Complaint

As previously reported, in January 1998, Gallup, Gallup Joint Utilities and the Pittsburg & Midway Coal Mining Co. ("Pitt-Midway") filed a joint complaint and petition ("Complaint") with the NMPUC for a declaratory order regarding service status and abandonment of facilities. The Complaint sought an interim declaratory order stating: (i) Pitt-Midway is no longer an obligated customer of the Company; (ii) Gallup is entitled to serve Pitt-Midway; (iii) abandonment of the power line and related facilities by the NMPUC is not necessary; (iv) the
Company must wheel power purchased by Gallup from other suppliers over the Company's transmission system; and (v) the Company must enter into an interconnection agreement with Gallup. As ordered by the NMPUC, the Company filed its brief on jurisdiction and interim relief issues in February 1998 and awaited further NMPUC action. (See PART I, ITEM 1. BUSINESS - "RATES AND REGULATION - Electric Rates and Regulation - NMPUC" in the 1997 Form 10-K.)

On September 11, 1998, the NMPUC issued a final order stating that evidentiary proceedings were unnecessary and Pitt-Midway is not, as a matter of law, obligated to be a customer of the Company, and ordered the Company to: (i) wheel power on behalf of Gallup pursuant to its existing contractual obligations under the PNM-City of Gallup agreement, commencing on or before October 1, 1998; (ii) deliver power, commencing on or before October 1, 1998, to Gallup at a specified substation, pursuant to its obligations under the PNM-City of Gallup agreement; and (iii) transfer ownership of a specified transmission line, on or before October 1, 1998, to Pitt-Midway, pursuant to its obligations under a 1975 agreement.

On September 21, 1998, the Company filed a motion with the Supreme Court requesting an emergency stay of the NMPUC order pending its appeal of the NMPUC's final order. The Company believes that the issues are complex, that the NMPUC was premature in issuing a final order without evidentiary proceedings and that the NMPUC has exceeded its jurisdiction and has attempted to preempt Federal Energy Regulatory Commission ("FERC") authority.

On September 25, 1998, the NMPUC, Gallup, Gallup Joint Utilities and Pitt-Midway (the "appellees") filed a joint motion with the Supreme Court to extend the time to respond to the Company's Supreme Court motion and stated that the NMPUC agreed not to enforce its order until October 15, 1998. On September 28, 1998, the Company filed a response to the joint motion, agreeing to the extension of time to respond, if the NMPUC order would not be effective until October 15, 1998.

On October 7, 1998, the Supreme Court issued an order denying the Company's motion for stay and remanding the matter back to the NMPUC for consideration of the matters raised by the Company in its motion. The Supreme Court also ordered that the petitioners' (Gallup, Gallup Joint Utilities, and Pitt-Midway) joint motion to extend the order was moot. On October 16, 1998, the NMPUC issued a procedural order setting a hearing date on the remanded issues for October 23, 1998.

On October 23, 1998, hearings commenced and continued on October 27 and 28, 1998. In the hearings, the Company presented evidence of FERC's exclusive jurisdiction and that the NMPUC was also without authority to modify or enforce contractual matters at issue between the parties. The Company submitted proposed findings of fact and conclusions of law on November 5, 1998.

On September 25, 1998, the Company also filed a petition for declaratory order and expedited action at the FERC, seeking that FERC determine that: (i) the authority to order wholesale wheeling and interconnection, including the type ordered by the NMPUC, is subject to FERC's exclusive jurisdiction; (ii) the NMPUC's order is procedurally and substantively inconsistent with the Federal law and requirements; (iii) if the contested contractual issues between the Company and Gallup are a concurrent jurisdiction issue, they should be handled in the FERC forum, not the NMPUC; and (iv) under the PNM-Gallup contract, the Company has a requirement to provide service to only the four delivery points delineated in the contract, and absent a separate agreement, the Company has no contractual duty to deliver to the specified substation for Gallup, as ordered by the NMPUC. On October 1, 1998, FERC issued a notice of filings setting a deadline for interventions and for Gallup's response which has since been extended to November 16, 1998. To date, EPE and Edison Electric Institute have intervened in the FERC proceeding and are supportive of the Company's position.

The Company is currently unable to predict the ultimate outcome of this case and the effects thereof.

City of Albuquerque ("COA") Retail Pilot Load Aggregation Program

As previously reported, the COA filed a petition in 1997 with the NMPUC to institute a Retail Pilot Load Aggregation Program. The NMPUC Staff presented an alternative to the COA pilot proposal, which proposed a larger pilot that would include a broader mix of customer classes. The NMPUC Staff also proposed that the NMPUC order a separate proceeding to identify what stranded costs, transition costs and administrative costs would be incurred by the Company in connection with a pilot program and the proper methodology for quantifying any appropriate recovery. Hearings were held in April 1998. (See PART I, ITEM 2. - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - OTHER ISSUES FACING THE COMPANY - The City of Albuquerque Retail Pilot Load Aggregation Program" in the quarterly report on Form 10-Q for the quarter ended March 31, 1998.)

On August 24, 1998, the NMPUC issued an order requiring the Company to implement a retail pilot program for a one year period commencing with the first billing cycle in December 1998.

The Company currently estimates that the annual revenue loss resulting from the pilot and the system installation/implementation costs for this pilot program would be approximately $5.3 million and $1.0 million, respectively, depending on the rates for the pilot program, which have not yet been determined. The Company believes that this revenue loss will be partially offset by either reduced fuel costs or by increased off-system sales.

The order defers any decision on recovery of stranded costs in connection with the pilot program. Although the NMPUC did lay out certain principles regarding the recoverability of stranded costs, the Company must demonstrate that it has mitigated any revenue loss from this pilot program through the sales of power in the off-system markets that would have otherwise been used to serve pilot program participants.

On September 9, 1998, the Company filed a motion with the NMPUC for rehearing. In the filing, the Company requested a delay in implementation of the pilot program to allow reasonable time for installation of the necessary systems to accommodate the pilot program, including time for supplier notification and customer education. The Company also requested that the NMPUC reconsider its determination that it has jurisdiction to order the pilot program. In addition, the Company requested that the NMPUC stay, pending review of such an order by the Supreme Court , the effect of the order and of any order on rehearing that would require the Company to participate in a pilot program.

The NMPUC ordered a rehearing but not on the question of its jurisdiction. It restricted rehearing to issues on the pilot program's implementation date, the rates to be charged and cost recovery. This rehearing was held October 5, 1998. At the conclusion of the hearing, the NMPUC ordered the Company, COA, and NMPUC Staff to meet for the purpose of formulating a work plan which was prepared and submitted by the parties on October 21, 1998. The NMPUC also took the rehearing matters under advisement and has not yet taken action on the work plan filed by the parties.

On October 28, 1998, the Company filed a notice of appeal with the Supreme Court, of the NMPUC's partial denial of rehearing on the jurisdictional question. On October 30, 1998, the Company filed a motion with the Supreme Court requesting that the Supreme Court conclude that the NMPUC's ruling on the jurisdictional questions is a final order capable of proper appeal. The Company simultaneously filed with the Supreme Court a motion for stay arguing that the NMPUC lacks authority in the matter. The Supreme Court is not expected to rule on the Company's requests for some time.

The Company is currently unable to predict the ultimate outcome of this case.

The Year 2000 Issue

Background

The Year 2000 issue is a consequence of computer programs ("Information Technology Systems" or "IT Systems") being written using two digits rather than four digits to define the applicable year. As a result, the computer systems could recognize the year 2000 as the year 1900. This could result in a system failure or miscalculations causing disruptions of operations. Equipment that contains embedded chips ("Embedded Systems") may also be affected by the Year 2000 issue. Equipment affected may include hand held meter reading devices, distribution and transmission control systems, elevators, routers and generator controls.

The Company has adopted a plan to address the Year 2000 issue for internal systems and external dependencies ("Year 2000 Project"). The Year 2000 Project is comprised of eight phases: (1) Awareness; (2) Inventory; (3) Assessment; (4) Planning and Scheduling; (5) Repair; (6) Testing; (7) Re-Integration/Deployment; and (8) Company-Wide Testing.

State of Readiness

In early 1998, the Company established the following dates as goals for completion of each phase:


                                                       Phase Targeted
             Year 2000 Project Phase                  Completion Dates
             -----------------------                  ----------------

     Awareness Phase                                      06/01/98
     Inventory Phase                                      06/26/98
     Assessment Phase                                     08/28/98
     Planning and Scheduling Phase                        10/30/98
     Repair Phase                                         04/02/99
     Testing Phase                                        05/28/99
     Re-Integration/Deployment Phase                      07/02/99
     Company-Wide Testing Phase                           10/01/99

The Awareness Phase of the Company's Year 2000 Project has been completed. The Inventory Phase for IT Systems and Embedded Systems is behind the targeted completion date, but is substantially complete. The Assessment Phase is estimated to be more than 40% complete and is expected to be completed by the end of 1998, which is later than the targeted completion date for that phase.

Work has been performed in all other phases of the Year 2000 Project, except in the Company-Wide Testing Phase. However, until completion of the Assessment Phase, the Company is unable to reliably estimate the completion status of each of those phases. Work in the Company-Wide Testing Phase will commence when all segments of a process have completed remediation. A segment is the portion of a process that receives input from and/or sends output to another segment of a process.

At the inception of the Year 2000 Project, there were several projects then underway to upgrade and replace some IT Systems and Embedded Systems. One result of those projects was to make the systems Year 2000 compliant. Due in part to the status of those projects, and the fact that the Year 2000 issue affects each area of the Company in different ways, the Year 2000 Project is at varying stages of completion throughout the Company.

Several IT Systems known to be noncompliant have already been remediated. Other IT Systems that are determined to be noncompliant will be remediated according to schedules established during the Planning and Scheduling Phase of the Year 2000 Project. Most of the Company's mission critical systems are in the operations areas and are a combination of both IT Systems and Embedded Systems. While the Company can, in many instances, perform the necessary test and remediation functions on the IT portion of these systems, the Company does not generally possess the required equipment and skills necessary to test and remediate the embedded portion of these systems at the microchip level and must therefore rely upon manufacturers or suppliers to assist in remediating noncompliant systems. Where necessary, the Company has contracted with vendors to assist with the assessment, remediation and testing work required in this area.

The Company is participating in the Year 2000 program sponsored by the Electric Power Research Institute ("EPRI"). The program involves utilities sharing Year 2000 compliance information about specific embedded systems, test protocols, data and results and project management ideas. EPRI is also assisting in coordinating communications between the electric power industry and manufacturers and suppliers.

Costs

The Company currently estimates that the Year 2000 Project will cost at least $16.4 million from October 1998 through the completion of the Year 2000 Project. Of this amount, $11.7 million will be new expenditures and $4.7 million will be internally incurred operation and maintenance expenses. The estimate does not include the cost of upgrades and replacements of the systems that were undertaken independent of the Year 2000 issue where the projects have not been accelerated to address the Year 2000 issue, even though one result is that those systems will be Year 2000 compliant. The Company's estimate is under continuous review as the Year 2000 Project proceeds. As of September 30, 1998, the Company has incurred approximately $2.8 million for the Year 2000 Project.

Risks

The Company is connected to one of the three major electric grids for North America. That electric grid known as the Western Interconnection connects utilities throughout the western portion of North America. The stability and reliability of the operations of each utility on any of the electric grids is, to a certain extent, dependent upon these interconnections. A major disturbance within a grid can have an immediate effect throughout the grid. Even though the Company addresses the Year 2000 issue for its systems, it could still encounter difficulties due to the state of readiness of another utility on the Western Interconnection. There is a likelihood of at least minor disruptions on the grid as a result of the Year 2000 issue. The Company has been in contact with utilities with which the Company is directly connected on the grid, as well as the Western Systems Coordinating Council, and will be working with those parties.

The Company's natural gas operations rely upon timely receipt of natural gas from gas transporters and suppliers. The ability of those transporters and suppliers to continue to provide an uninterrupted and adequate supply of gas also may be dependent upon their Year 2000 readiness and is critical to the operations of the Company's gas operations. The Company is working with each of its primary transporters and suppliers to determine their Year 2000 readiness and to jointly develop contingency plans.

The continuation of the Company's operations is also dependent upon a number of significant suppliers and service providers. The Company is working with these parties to determine their Year 2000 readiness and to jointly develop contingency plans. The Company is working with its fuel suppliers to ensure that an uninterrupted and adequate fuel supply exists for its power generation operations. Disruption in the services from third party telecommunications providers would impair the Company's ability to operate its electric transmission and distribution and natural gas distribution operations. The Company is working on how to assess the Year 2000 readiness of these third party telecommunications providers.

The goal of the Company has been to make its mission critical systems Year 2000 compliant by mid-1999. However, as the Company must rely on outside vendors for the remediation of a portion of its mission critical systems, there is a probability that remediation and testing will not be completed on some of these systems until after this date. If a delay past mid-1999 is anticipated, then specific contingency plans will be developed. The Company anticipates that the conversion of certain non-critical systems may not be completed until late 1999. The Company believes that if remediation of its mission critical IT Systems and Embedded Systems is not completed timely, the Year 2000 issue could have a material adverse impact on the Company's operations.

Due to the general uncertainty inherent in the Year 2000 issue, resulting, in part, from the uncertainty of the Year 2000 readiness of interconnected utilities, natural gas transporters and suppliers and significant suppliers and service providers, the Company is unable to determine at this time whether the consequences of Year 2000 failures or disruptions will have a material adverse impact on the Company's results of operations, liquidity or financial condition.

Contingency Plans

The Company is in the process of reviewing its existing contingency and business continuity plans for applicability to the Year 2000 Project and will enhance or replace these plans as required. New plans specific to the Year 2000 Project will be developed if these issues have not been previously addressed. The
Company  has begun  developing  high level  contingency  plans  that  respond to problems  unique  to  the  Year  2000  issue.  At  this  time,  pending  further investigation and discussions with interconnected utilities, natural gas transporters and suppliers, and significant suppliers and service providers, the Company is unable to define what it believes to be the most probable worst case scenario. Once the Company has assessed the Year 2000 compliance of those parties, it believes that it will be able to identify the most probable worst case scenario and further refine its contingency plans.

Disclosure Regarding Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful, cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. Words such as "estimates," "expects," "anticipates," "plans," "believes," "projects," and similar expressions identify forward-looking statements. Accordingly, the Company hereby identifies the following important factors which could cause the Company's actual financial results to differ materially from any such results which might be projected, forecasted, estimated or budgeted by the Company in forward-looking statements: (i) adverse actions of utility regulatory commissions; (ii) utility industry restructuring; (iii) failure to recover stranded costs; (iv) the inability of the Company to successfully compete outside its traditional regulated market; (v) regional economic conditions, which could affect customer growth; (vi) adverse impacts resulting from environmental regulations; (vii) loss of favorable fuel supply contracts; (viii) failure to obtain water rights and rights-of-way; (ix) operational and environmental problems at generating stations; (x) the cost of debt and equity capital; (xi) weather conditions; and (xii) technical developments in the utility industry.

The costs of the Company's Year 2000 Project and the dates on which the Company believes it will complete the phases of the Project are based upon management's best estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans, and other factors. There can be no assurance that these estimates will prove to be accurate and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 issues, the ability to identify, assess, remediate and test all relevant computer codes and embedded technology, and similar uncertainties.

Many of the foregoing factors discussed have been addressed in the Company's previous filings with the SEC pursuant to the Securities Exchange Act of 1934. The foregoing review of factors pursuant to the Act should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the effective date of the Act.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Spent Nuclear Fuel and Waste Disposal

As previously reported, in November 1997, the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") issued a writ of mandamus in a case involving Northern States Power ("NSP") precluding the Department of Energy ("DOE") from excusing its delay in accepting spent fuel nuclear fuel by January 31, 1998. (See PART I, ITEM 1. - BUSINESS - "ELECTRIC OPERATIONS - Fuel and Water Supply - Nuclear Fuel" in the 1997 Form 10-K.) On May 5, 1998, the D.C. Circuit issued a ruling refusing to order DOE to begin moving spent nuclear fuel.

On July 24, 1998, Arizona Public Service Company ("APS"), as the operating agent of PVNGS and holder of a standard contract with the DOE, filed a petition for review with the D.C. Circuit, requesting that the D.C. Circuit explicitly confirm that its previous rulings in the NSP case apply to all standard contract holders, regardless of whether they were parties to that case. APS also made the filing to preclude DOE from being able to argue at some future time that APS did not meet the 180 day time provisions of Section 119 of the Nuclear Waste Policy Act for challenging DOE's failure to begin accepting spent nuclear fuel on January 31, 1998. APS' case was subsequently consolidated into two similar cases.

On August 18, 1998, the D.C. Circuit issued an order requiring APS to show cause why its case should not be dismissed for the reasons stated in orders which had been issued in other similar cases. In those orders, the court stated that DOE could not argue that its delay was "unavoidable" and that standard contract holders must seek damages under the terms of the standard contract.

Because of recent certiorari petitions for United States Supreme Court review of the NSP case filed by DOE and others, APS has filed a joint motion along with other affected parties with the D.C. Circuit for enlargement of time in which to respond to the court's August 18, 1998 show cause order. This request to wait was also supported by the government. On September 16, 1998, the D.C. Circuit granted APS' motion and will hold the case in abeyance pending the outcome of the certiorari petitions before the United States Supreme Court.

Nuclear Decommissioning Trust

In March and April 1998, the Company and the trustee of the Company's master decommissioning trust filed a civil complaint and an amended complaint, respectively, asserting various tort, contract and equity theories against several companies and individuals for the under-performance of a life insurance program. The program, which was approved by the NMPUC and set up in a trust in 1987, is a type of corporate owned life insurance, and is used to fund a portion of the Company's nuclear decommissioning obligations for its 10.2% interest in PVNGS. (See PART II, ITEM 1, - "LEGAL PROCEEDINGS - "Nuclear Decommissioning
Trust" in the quarterly report on Form 10-Q for the quarter ended June 30, 1998.)

A motion filed by one of the defendants to dismiss the trustee was denied. On November 5, 1998, the U. S. District Court granted the Company's motion to remand the case to state district court in Santa Fe County, New Mexico. The Company is currently unable to predict the ultimate outcome or amount of recovery, if any.

Republic Savings Bank ("RSB") Litigation

As previously reported, Meadows Resources, Inc. ("Meadows"), a wholly owned subsidiary of the Company, and Republic Holding Company ("RHC"), wholly owned by Meadows, have pending before the United States Court of Federal Claims a lawsuit filed in 1992, alleging that the government breached contractual arrangements by refusing to recognize supervisory goodwill and capital credits regarding its thrifts. The Federal government filed a counterclaim alleging breach by RHC of its obligation to maintain RSB's net worth and moved to dismiss Meadows' claim for lack of standing. (See PART I, ITEM 3. - "LEGAL PROCEEDINGS-OTHER PROCEEDINGS-Republic Savings Bank ("RSB") Litigation" in the 1997 Form 10-K.)

RSB filed a motion for partial summary judgment on the issue of liability under its breach of contract claim based on the United States Supreme Court's decision in United States v. Winstar. The Federal government filed a cross motion for summary judgment and opposed RSB's motion. On December 22, 1997, the judge entered an opinion, addressing eleven issues common to the question of governmental liability in a number of cases including the RSB case, ruling in favor of the plaintiffs on all issues and expressing severe criticism of the government's litigation tactics. The judge ordered the Federal government to show cause within sixty days as to why the motions for summary judgment on contract liability issues of RSB and plaintiffs in similar cases should not be granted. The Federal government timely filed its response to the show cause order and RSB filed its reply. Decision on summary judgment is still pending. The Company is currently unable to predict the ultimate outcome or amount of recovery, if any.

ITEM 5.  OTHER INFORMATION

Acquisition of Certain Assets of Plains Electric Generation and Transmission Cooperative, Inc. ("Plains")

As previously reported, in July 1998, the Company and Tri-State Generation and Transmission Association, a Denver based cooperative ("Tri-State"), made a non-binding joint proposal in response to the request for proposals issued by Plains in May 1998. (See PART II, ITEM 5.-OTHER INFORMATION - " Joint Proposal for Acquisition of Plains' Assets" in the quarterly report on Form 10-Q for the quarter ended June 30, 1998. The proposal was subsequently selected as a finalist by Plains. The Company and Tri-State submitted a binding offer in September 1998. On October 15, 1998, Plains announced that it would be entering into exclusive negotiations with the Company and Tri-State regarding the joint proposal. Under the proposal, Plains will sell certain assets to the Company and the remaining assets would be acquired by Tri-State through merger. Also, Plains' thirteen member cooperatives will have the opportunity to become members of Tri-State or purchase wholesale electric power from the Company. Once the final transactions are negotiated and approved by the cooperatives and the Plains board of trustees, the transactions will be submitted to various state and Federal regulatory agencies for approval. Closing of the transaction will depend on the timing of regulatory and other approvals.

NMPUC Order on the Cost of Gas

As previously reported, the NMPUC issued a final order on February 13, 1997, regarding the increase in gas costs during December 1996. In the order, the NMPUC imposed, but suspended, a civil penalty of $2.2 million on the Company due to an alleged incorrect low gas cost factor that was filed in November 1996. In the order, the NMPUC accused the Company of intentionally filing an inaccurate factor to avoid a hearing, thus impairing the NMPUC's ability to investigate rising gas prices. In addition, the NMPUC disallowed collection of $1.6 million of gas costs and ordered an independent audit to be conducted to review the Company's purchase gas adjustment clause factor calculations for the period of December 1995 through January 1997.

Subsequently, the NMPUC issued an order, partially granting a motion filed by the Company requesting a rehearing. In the order, the NMPUC: (1) withdrew the finding that, because the veracity of the Company's filings had been brought into question, rate cases for both gas and electric operations were necessary; however, the requirement for the rate cases was continued for other reasons; (2) withdrew the requirement that the Company must pay for NMPUC Staff to conduct an independent audit of its gas cost filings; (3) suspended the imposition of the $2.2 million civil penalty and the order prohibiting the Company from recovering $1.6 million in gas costs incurred in December 1996; and (4) left the case open for additional testimony. The rehearing was held before the NMPUC. (See PART I, ITEM 1. BUSINESS - "RATES AND REGULATION--Gas Rates and Regulation - NMPUC Order on the Cost of Gas Case and Investigation of Gas Supply Procurement Practices" in the 1997 Form 10-K.)

On September 11, 1998, the NMPUC issued a final order in this proceeding withdrawing the portion of the February 13, 1997 order finding that the Company had deliberately misled the NMPUC and withdrawing the $2.2 million civil penalty and the disallowance of $1.6 million of gas costs imposed in the initial order.

Investigation of Gas Supply Procurement Practices

As previously reported, as part of the February 13, 1997 NMPUC order in the cost of gas case, the NMPUC established a new docket to review the Company's gas procurement practices and policies. Hearings were held in June 1997. At the conclusion of the hearing, the NMPUC issued an oral ruling that the Company was not imprudent in its gas procurement practices for the 1996-97 winter season. For the current winter heating season, the NMPUC expressed its view that the Company should utilize appropriate contracting and hedging tools to reach a reasonable balance between low cost and mitigation of price volatility in its gas procurement practices. The Company requested that the NMPUC issue a final written order (See PART 1, ITEM 1. BUSINESS - "RATES AND REGULATION - Gas Rates and Regulation - Investigation of Gas Supply Procurement Practices" in the 1997 Form 10-K).

On September 21, 1998, the NMPUC issued a final written order, stating that the Company was not imprudent in its gas procurement practices for the 1996-97 winter heating season.

The 1997 Gas Rate Case

As previously reported, in October 1997, the Company filed its gas rate case with the NMPUC pursuant to the above-referenced February 13, 1997 order. In its filing, the Company requested a rate increase of $12.6 million. The NMPUC Staff recommended a rate increase of $2.5 million and the Attorney General ("AG") requested a rate decrease of $4.9 million.

In April 1998, an uncontested stipulation settling the 1997 gas rate case was filed with the NMPUC. The stipulation provided for a restructuring of residential rates, including a decrease in the monthly access fee from $14.56 to $9.00 with an offsetting increase in the variable rate for gas consumption. The stipulation also established a mechanism for the recovery of certain costs incurred by the Company in settlement of past gas supply contracts. Recovery of these costs would be partially offset by revenues stemming from off-system gas sales. After a hearing on the stipulation held in May 1998, the NMPUC issued a final order on August 7, 1998, accepting the stipulation with certain modifications. See PART II, ITEM 5. OTHER INFORMATION - "The 1997 Gas Rate Case" in the quarterly reports on Form 10-Q for the quarters ended March 31 and June 30, 1998.)

The order approved a program where customers could choose between two cost of service rate options (either a $9.00 monthly fee with a higher volumetric cost of service charge or a $14.56 monthly fee with lower volumetric cost of service charge). This option program becomes effective with the December 1998 billing cycle. The order also approved the recovery of costs accrued for certain rate discounts. The AG filed a request for rehearing with the NMPUC and that request was denied by the inaction of the NMPUC on September 28, 1998. On October 27, 1998, the AG appealed the order to the Supreme Court. The AG did not request a stay and therefore the NMPUC's order remains in effect. The Company is reviewing the AG's appeal.

Fixed Price Option

As previously reported, in July 1997, the Company requested that the NMPUC grant the Company authority to offer a fixed price option to up to 20,000 gas customers. The issue of the fixed price option was bifurcated from the Company's request for the levelized gas cost recovery mechanism. (See PART 1, ITEM 1. BUSINESS - "RATES AND REGULATION - Gas Rates and Regulation - Levelized PGAC" in the 1997 Form 10-K.)

On September 8, 1998, the Company filed a motion with the NMPUC, withdrawing its request for offering a fixed price option. On October 27, 1998, a public workshop was conducted to address, among other things, the need for the offering of a fixed price option by the Company. The NMPUC is expected to rule on the motion prior to the end of the year.

Cobisa-Person Limited Partnership ("PLP")

As previously reported, as part of the final order concerning the project for the purchase of unit contingent peaking capacity from PLP, the NMPUC approved a stipulation between the Company and the NMPUC staff to develop and evaluate a Request for Proposal for 5 MW of solar capacity. (See PART II, ITEM 5. OTHER INFORMATION - "Cobisa-Person Limited Partnership ("PLP")" in the quarterly report on Form 10-Q for the quarter ended March 31, 1998.)

On October 27, 1998, the NMPUC issued a final order approving the Company's acquisition of a minimum of 5 MW of solar power through ownership or a purchase power contract. The order allows the Company to recover the full cost of the solar power through a surcharge on all electric customers' bills. The new charge, equal to one-half of one percent of each customer's bill, is to be divided equally between paying for the solar project and acquiring additional solar or other renewable energy resources.

Palo Verde Nuclear Generating Station

PVNGS Liability and Insurance Matters

As previously reported, the PVNGS participants have insurance for public liability payments resulting from nuclear energy hazards to the full limit of liability under Federal law. This potential liability is covered by primary liability insurance provided by commercial insurance carriers in the amount of $200 million and the balance by an industry-wide retrospective assessment program. The maximum assessment per reactor under the retrospective assessment program for each nuclear incident occurring at any nuclear power plant in the United States had been approximately $79.3 million, subject to an annual limit of $10 million per incident. (See PART I, ITEM 2. - PROPERTIES - "ELECTRIC - Nuclear Plant - PVNGS Liability and Insurance Matters" in the 1997 Form 10-K). The Nuclear Regulatory Commission ("NRC") has recently revised the maximum retrospective assessment, based on the rate of inflation, to approximately $88 million per reactor per incident, still subject to an annual limit of $10 million per incident.

Based upon the Company's 10.2% interest in the three PVNGS units, the Company's maximum potential assessment per incident for all three units is approximately $26.9 million, with an annual payment limitation of approximately $3 million per incident. The insureds under this liability insurance include the PVNGS participants and "any other person or organization with respect to his legal responsibility for damage caused by the nuclear energy hazard". If the funds provided by this retrospective assessment program prove to be insufficient, Congress could impose revenue raising measures on the nuclear industry to pay claims.

The NRC has also recently announced that it has provided a report to Congress, making certain recommendations, with respect to the Federal law referred to above, which provides for payment of public liability claims in case of a catastrophic accident involving a nuclear power plant. One of the recommendations by the NRC would be that Congress consider amending the law to provide that the maximum a nuclear utility can be assessed per reactor per incident per year be doubled to $20 million. The $88 million maximum retrospective assessment per reactor per incident would be unchanged under the NRC proposal. The NRC also recommended that Congress investigate whether the $200 million now available from the private insurance market for liability claims per reactor can be increased to keep pace with inflation. The Company cannot predict whether or not Congress will act on the NRC's recommendations. However, if adopted, certain of the recommendations could possibly trigger "Deemed Loss Events" under the Company's PVNGS leases, absent waiver by the lessors. (See PART I, ITEM 2 - PROPERTIES - "ELECTRIC - Nuclear Plant - Sale and Leaseback Transactions of PVNGS Units 1 and 2" in the 1997 Form 10-K).

PVNGS Decommissioning Funding

As previously reported, the Company has a program for funding its share of decommissioning costs for PVNGS. Under a portion of this program, the Company makes a series of annual deposits under agreements approved by the NMPUC to an external non-qualified trust which are applied towards an investment in life insurance policies on certain current and former employees. The remaining portion of the nuclear decommissioning funding program is invested in equities in qualified and non-qualified trusts. The results of the 1995 decommissioning cost study indicated that the Company's share of the PVNGS decommissioning costs will be approximately $162.6 million (in 1997 dollars). The estimated market value of the trusts, including the net cash value of the current life insurance policies, at the end of 1997 was approximately $30.9 million. (See PART I, ITEM 2 - "PROPERTIES - ELECTRIC - Nuclear Plant - PVNGS Decommissioning Funding" in the 1997 Form 10-K.)

The NRC has recently amended its rules on financial assurance requirements for the decommissioning of nuclear power plants. The amended rules will become effective on November 23, 1998. The NRC has indicated that the amendments respond to the potential rate deregulation in the power generating industry and NRC concerns regarding whether decommissioning funding assurance requirements will need to be modified. The amended rules provide that a licensee may use an external sinking fund as the exclusive financial assurance mechanism if the licensee recovers estimated total decommissioning costs through cost of service rates or through a "non-bypassable charge". Other mechanisms are prescribed, including prepayment, if the requirements for exclusive reliance on the external sinking fund mechanism are not met.

The Company currently relies on the external sinking fund mechanism to meet the NRC financial assurance requirements for its interests in PVNGS Units 1, 2 and
3. The costs of PVNGS Units 1 and 2 are currently included in NMPUC jurisdictional rates, but the costs of PVNGS Unit 3 are excluded from NMPUC jurisdictional rates. The Company is in the process of evaluating the impact of the amended NRC rules and what actions might be required.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits:

    3.1* Restated Articles of Incorporation of the Company, as amended through May 10, 1985

    3.2* By-laws of Public Service Company of New Mexico With All Amendments to and including December 5, 1994

    10.32.1**   First Amendment to the Supplemental Employee Retirement
                Agreement

    10.76 PVNGS Capital Trust-Variable Rate Trust Notes-PVNGS Note Agreement dated as of July 31, 1998

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

b. Reports on Form 8-K:

   Report dated August 24, 1998 and filed September 15, 1998 relating to Retail Pilot Load Program.

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

                                      PUBLIC SERVICE COMPANY OF NEW MEXICO
                                      ------------------------------------
                                               (Registrant)




Date:  November 12, 1998                      /s/ Donna M. Burnett
                                      -----------------------------------
                                                Donna M. Burnett
                                            Corporate Controller and
                                            Chief Accounting Officer
                                          (Officer duly authorized to
                                               sign this report)