Form 10-K
period 1998-12-31
PUBLIC SERVICE CO OF NEW MEXICO
filed 1999-03-08
CIK 81023

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

For the Fiscal Year Ended December 31, 1998     Commission File Number 1 - 6986

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

                                (Title of Class)
                                 --------------
           1965 Series, 4.58% Cumulative Preferred Stock ($100 stated
                        value and without sinking fund)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

   The total number of shares of the Company's Common Stock outstanding as of January 31, 1999 was 41,774,083. On such date, the aggregate market value of the voting stock held by non-affiliates of the Company, as computed by reference to the New York Stock Exchange composite transaction closing price of $18 13/16 per share reported by the Wall Street Journal, was $785,874,936.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the following document are incorporated by reference into the indicated part of this report:

      Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the annual meeting of stockholders to be held on June 8, 1999 - PART III.

================================================================================

                                TABLE OF CONTENTS

                                                                        Page
                                                                        ----

GLOSSARY.............................................................    iv

                                     PART I

ITEM  1. BUSINESS....................................................     1
           THE COMPANY...............................................     1
           ELECTRIC OPERATIONS.......................................     1
             Service Area and Customers..............................     1
             Power Sales.............................................     2
             Sources of Power........................................     3
             Fuel and Water Supply...................................     5
           NATURAL GAS OPERATIONS....................................     7
             Service Area and Customers..............................     7
             Natural Gas Supply......................................     8
             Natural Gas Sales.......................................     9
           ENERGY SERVICES BUSINESS UNIT OPERATIONS..................    10
           RATES AND REGULATION......................................    10
             Gas Rates and Regulation................................    11
             Electric Rates and Regulation...........................    12
             Proposed Rulemakings....................................    13
           ENVIRONMENTAL FACTORS.....................................    14


ITEM  2. PROPERTIES..................................................    17
           ELECTRIC..................................................    17
             Fossil-Fueled Plants....................................    17
             Nuclear Plant...........................................    18
             Other Electric Properties...............................    22
           NATURAL GAS...............................................    23
           OTHER INFORMATION.........................................    23

ITEM  3. LEGAL PROCEEDINGS...........................................    23
           PVNGS WATER SUPPLY LITIGATION.............................    23
           SAN JUAN RIVER ADJUDICATION...............................    23
           OTHER PROCEEDINGS.........................................    24
             Republic Savings Bank ("RSB") Litigation................    24
             Purported Navajo Environmental Regulation...............    25
             Nuclear Decommissioning Trust...........................    25

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    26

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE COMPANY.................    27

                                     PART II

ITEM  5. MARKET FOR THE COMPANY'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS...............................    29

ITEM  6. SELECTED FINANCIAL DATA.....................................    30

ITEM  7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.....................    31

ITEM  7A.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
           MARKET RISK...............................................    48

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................    F-1

ITEM  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE.......................    E-1

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.............    E-1

ITEM 11. EXECUTIVE COMPENSATION......................................    E-1

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT................................................    E-1

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............    E-1

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
           ON FORM 8-K...............................................    E-1

SIGNATURES............................................................   E-24

                                    GLOSSARY


AG...........................   New Mexico Attorney General
Anaheim......................   City of Anaheim, California
APPA.........................   Arizona Power Pooling Association
APS..........................   Arizona Public Service Company
BHP..........................   BHP Minerals International, Inc.
BLM..........................   Bureau of Land Management
BTU..........................   British Thermal Unit
decatherm....................   1,000,000 BTUs
DOE..........................   United States Department of Energy
EIP..........................   Eastern Interconnection Project
El Paso......................   El Paso Electric Company
EPA..........................   United States Environmental Protection Agency
EPNG.........................   El Paso Natural Gas Company
FASB.........................   Financial Accounting Standards Board
Farmington...................   City of Farmington, New Mexico
FERC.........................   Federal Energy Regulatory Commission
Four Corners.................   Four Corners Power Plant
FPPCAC.......................   Fuel and Purchased Power Cost Adjustment Clause
Gathering Company............   Sunterra Gas Gathering Company, a wholly-owned
                                  subsidiary of the Company
Kv...........................   Kilovolt
KW...........................   Kilowatt
KWh..........................   Kilowatt Hour
Los Alamos...................   The County of Los Alamos, New Mexico
mcf..........................   Thousand cubic feet
Meadows......................   Meadows Resources, Inc., a wholly-owned
                                  subsidiary of the Company
M-S-R........................   M-S-R Public Power Agency, a California public
                                  power agency
MW...........................   Megawatt
MWh..........................   Megawatt Hour
NMED.........................   New Mexico Environment Department
NMPUC........................   New Mexico Public Utility Commission
NRC..........................   United States Nuclear Regulatory Commission
OCD..........................   New Mexico Oil Conservation Division
PGAC.........................   PNMGS' Purchased Gas Adjustment Clause
PNMGS........................   Public Service Company of New Mexico Gas
                                  Services, a division of the Company
PRC..........................   New Mexico Public Regulation Commission
Processing Company...........   Sunterra Gas Processing Company, a wholly-owned
                                  subsidiary of the Company
PVNGS........................   Palo Verde Nuclear Generating Station
RCRA.........................   Resource Conservation and Recovery Act
Reeves Station...............   Reeves Generating Station

Salt River Project...........   Salt River Project Agricultural Improvement and
                                  Power District
SCE..........................   Southern California Edison Company
SCPPA........................   Southern California Public Power Authority
SDG&E........................   San Diego Gas and Electric Company
SEC..........................   Securities and Exchange Commission
SJCC.........................   San Juan Coal Company
SJGS.........................   San Juan Generating Station
SPS..........................   Southwestern Public Service Company
TNP..........................   Texas-New Mexico Power Company
throughput...................   Volumes of gas delivered, whether or not owned
                                  by PNMGS
Tucson.......................   Tucson Electric Power Company
UAMPS........................   Utah Associated Municipal Power Systems
USBR.........................   United States Bureau of Reclamation
USEC.........................   United States Enrichment Corporation
Williams.....................   Williams Gas Processing-Blanco, Inc., a
                                  subsidiary of the Williams Field Services
                                  Group, Inc., of Tulsa, Oklahoma

                                     PART I

ITEM 1.  BUSINESS
                                   THE COMPANY

        Public Service Company of New Mexico (the "Company") was incorporated in the State of New Mexico in 1917 and has its principal offices at Alvarado Square, Albuquerque, New Mexico 87158 (telephone number 505-241-2700). The Company is a public utility primarily engaged in the generation, transmission, distribution and sale of electricity and in the transmission, distribution and sale of natural gas within the State of New Mexico. In addition, in pursuing new business opportunities, the Company is focusing on energy and utility related activities under its Energy Services Business Unit. The Company is also operating the City of Santa Fe's water system. (See PART II, ITEM 7. -
"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - OVERVIEW Competitive Strategy".)

        The total population of the area served by one or more of the Company's utility services is estimated to be approximately 1.3 million, of which 52.9% live in the greater Albuquerque area.

        For the year ended December 31, 1998, the Company derived 76.5% of its operating revenues from electric operations, 23.4% from natural gas operations and .1% from energy services operations.

        As of December 31, 1998, the Company employed 2,717 persons.

        Financial information relating to amounts of revenue, net income and total assets of the Company's reportable segments is contained in note 13 of the notes to consolidated financial statements.

                               ELECTRIC OPERATIONS

Service Area and Customers

        The Company's electric operations serve four principal markets. Sales to retail customers and sales to firm-requirements wholesale customers, sometimes referred to collectively as "system" sales, comprise two of these markets. The third market consists of other contracted sales to utilities for which the Company commits to deliver a specified amount of capacity (measured in MW) or energy (measured in MWh) over a given period of time. The fourth market consists of economy energy sales made on an hourly basis at fluctuating, spot-market rates. Sales to the third and fourth markets are sometimes referred to collectively as "off-system" sales.

        The Company provides retail electric service to a large area of north central New Mexico, including the cities of Albuquerque, Santa Fe, Rio Rancho, Las Vegas, Belen and Bernalillo. The Company also provides retail electric service to Deming in southwestern New Mexico and to Clayton in northeastern New Mexico. As of December 31, 1998, approximately 358,000 retail electric customers were served by the Company, the largest of which accounted for approximately 3.4% of the Company's total electric revenues for the year ended December 31, 1998.

        The Company holds 20 long-term, non-exclusive franchise agreements for its electric retail operations, expiring between July 1, 1999, and November 2028. These franchises are agreements that provide the Company access to public rights-of-way for placement of the Company's electric facilities. The City of Albuquerque (the "COA"), Bernalillo County and the Town of Cochiti Lake franchises expired in 1992, 1997 and 1998, respectively. Customers in the area covered by the expired franchises represent approximately 35.1%, 7.7% and .02%, respectively, of the Company's 1998 total electric operating revenues, and no other franchise area represents more than 5.4%. The Company continues to collect and pay franchise fees to both the COA and the Town of Cochiti Lake. The Company currently does not pay franchise fees to Bernalillo County. The Company remains obligated under state law to provide service to customers in the franchise area even in the absence of a franchise agreement.

Power Sales

        For the years 1994 through 1998, retail KWh sales have grown at a compound annual rate of approximately 3.2%. The Company's system and off-system sales (revenues and energy consumption) and system peak demands in summer and winter are shown in the following tables:

                                   ELECTRIC SALES BY MARKET
                                    (Thousands of dollars)

                                        1998        1997        1996        1995        1994
                                        ----        ----        ----        ----        ----
 Retail.............................. $536,417    $519,504    $507,821    $485,568    $506,286
 Firm-requirements wholesale......... $ 10,708    $ 10,690    $ 12,359    $ 20,282    $ 22,296
 Other contracted off-system sales... $142,115    $118,876    $ 86,689    $ 43,158*   $ 54,862*
 Economy energy sales................ $122,156    $ 55,768    $ 22,281    $ 17,509*   $ 19,663*


 * Due to the provision for the loss associated with the M-S-R contingent power purchase contract recognized in 1992, revenues from other contracted off-system sales and economy energy sales were reduced by a total of $7.3 million and $25.0 million in 1995 and 1994, respectively.

                                   ELECTRIC SALES BY MARKET
                                       (Megawatt hours)

                                       1998        1997        1996        1995        1994
                                       ----        ----        ----        ----        ----

Retail.............................. 6,739,874   6,534,899   6,406,296   6,029,365   5,953,151
Firm-requirements wholesale.........   278,615     278,727     282,534     447,629     489,182
Other contracted off-system sales... 4,033,931   3,790,081   2,928,321     594,367   1,403,480
Economy energy sales................ 4,469,769   2,716,835   1,364,365   1,548,517   1,469,271

                               SYSTEM PEAK DEMAND*
                                   (Megawatts)

                                    1998      1997      1996      1995    1994
                                    ----      ----      ----      ----    ----

Summer............................  1,313     1,209     1,217     1,247   1,189
Winter............................  1,135     1,142     1,111     1,076   1,040

   *System peak demand relates to retail and firm-requirements wholesale customers only.

       The Company's wholesale power marketing area continues to increase its trading activities. During 1998 and 1997, the Company's sales in the off-system markets accounted for approximately 54.8% and 48.9%, respectively, of its total KWh sales and approximately 32.6% and 24.8%, respectively, of its total revenues from energy sales. Of the total off-system sales made in 1998, 67% were transacted through purchases for resale as compared to 47% in 1997. However, the Company continues to be committed to increasing its utilization of its major generation capacity at SJGS, Four Corners and PVNGS. Capacity factors for these generating stations were 81.8%, 87.2% and 92.5%, respectively, in 1998, as compared to 81.4%, 74.8% and 90.6%, respectively, in 1997. During 1998, the Company's major off-system sales contracts in effect were with SDG&E and APPA.

        The SDG&E contract requires SDG&E to purchase 100 MW from the Company through April 2001. SDG&E has filed four separate complaints with the FERC against the Company, alleging that certain charges under the 1985 power purchase agreement were unjust, unreasonable and unduly discriminatory. See PART II, ITEM
7. - "MANAGEMENT'S DISCUSSION AND ANAYLSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - OTHER ISSUES FACING THE COMPANY - SAN DIEGO GAS AND ELECTRIC ("SDG&E") COMPLAINTS".

        The APPA contract requires APPA to purchase varying amounts of power from the Company through May 2008 and allows APPA to make adjustments to the purchase amounts subject to certain notice provisions. APPA provided notice that it was invoking its option to reduce its power demand in 1998. This resulted in a peak demand in 1998 of 89 MW. APPA invoked the same option to reduce its peak demand in 1999 to 74 MW.

        The Company furnished firm-requirements wholesale power in New Mexico in 1998 to the City of Gallup and TNP. The Company is committed to provide service to the City of Gallup through April 2003. Average monthly demands under the City of Gallup contract for 1998 were approximately 27 MW. During 1998, TNP purchased 15 MW. Service to TNP terminated December 31, 1998. No firm-requirements wholesale customer accounted for more than 1.0% of the Company's total electric operating revenues for the year ended December 31, 1998.

Sources of Power

        As of December 31, 1998, the total net generation capacity of facilities owned or leased by the Company was 1,506 MW. The Company anticipates an increase of 15 MW in the Company's share of capacity at the SJGS during 1999 as a result of a new, more efficient SO2 removal system.

        In addition to generation capacity, the Company purchases power in the market. The Company has a power purchase contract with SPS which originally provided for the purchase of up to 200 MW, expiring in May 2011. The Company may reduce its purchases from SPS by 25 MW annually upon three years' notice. The Company provided such notice to reduce the purchase by 25 MW in 1999 and by an additional 25 MW in 2000. The Company has 39 MW of contingent capacity obtained from El Paso under a transmission capacity for generation capacity trade arrangement that increases up to 70 MW from 1999 through 2003. In addition, the Company is interconnected with various utilities for economy interchanges and mutual assistance in emergencies. The Company has been actively trading in the wholesale power market and has entered into and anticipates that it will continue to enter into power purchases to accommodate its trading activity.

       The Company anticipates the need for approximately 100 to 200 MW of additional capacity in the 1999 through 2000 timeframe. To meet projected capacity needs, in 1996, the Company entered into a long-term power purchase agreement ("PPA") with Cobisa-Person Limited Partnership ("PLP") to purchase approximately 100 MW of unit contingent peaking capacity from a gas turbine generating unit for a period of 20 years, with an option to renew for an additional five years. In September 1997, the NMPUC approved the Company's and PLP's applications for the project. In December 1997, PLP also received FERC approval for "exempt wholesale generator" status with respect to the gas turbine generating unit. In March 1998, the Company and PLP executed amendments to the PPA and to the associated site lease and interconnection agreement, and executed a new water use lease. The PPA was amended to change the maximum capacity the Company was obligated to take to 132 MW and to change the commercial operation date from May 1999 to May 2000. The gas turbine generating unit will be constructed and operated by PLP and will be located on the Company's retired Person Generating Station site in Albuquerque, New Mexico. The site for the generating unit was chosen, in part, to provide needed benefits to the Company's constrained transmission system. Primary fuel for the gas turbine generating unit will be natural gas, which will be provided by the Company. In addition, the unit will have the capability to utilize low sulfur fuel oil in the event natural gas is not available.

       In the September 1997 NMPUC order, the NMPUC approved the project application and a stipulated settlement agreement ("Stipulation") which had been entered into earlier among the Company, PLP and the NMPUC staff to resolve certain issues raised in this proceeding. The Stipulation included, among other things, a provision wherein the Company committed, in cooperation with the NMPUC staff, to the development and evaluation of a request for proposal ("RFP") for the purchase of approximately 5 MW of capacity from solar generation resources. The Company was not obligated to build such a unit or commit to such a solar power purchase agreement prior to the NMPUC approval of a full-cost recovery mechanism.

        By order dated October 27, 1998, the NMPUC approved the Company's implementation of a rate rider to collect a 0.5 percent surcharge on all retail electric bills to pay for solar and other renewable resource projects. Under the NMPUC's order, one-half of the monies collected under the rider will be used to purchase or acquire resources the Company had pursued through the solar RFP process, while the other half of the monies will be used for other renewable resource projects.

        In November 1998, the NMPUC adopted a rule that establishes a "renewable energy development program" and requires New Mexico utilities to collect voluntary contributions to a renewable energy fund from their customers. The stated purpose of the rule is to support research, development, demonstration and deployment of renewable energy resources. Funds collected by each utility are to be spent by it on projects approved by the PRC based upon the recommendations of a Renewable Energy Advisory Board which will be appointed by the PRC. The Company has requested the PRC to exempt it from the rule on the grounds that the rule is more than satisfied by the renewable resource program and 0.5 percent surcharge specifically approved for the Company by the NMPUC in October 1998. The Company's request is pending.

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

Fuel and Water Supply

        The percentages of the Company's generation of electricity (on the basis of KWh) fueled by coal, nuclear fuel and gas and oil, and the average costs to the Company of those fuels (in cents per million BTU), during the past five years were as follows:

                     Coal                  Nuclear              Gas and Oil
             --------------------   --------------------   --------------------
             Percent of   Average   Percent of   Average   Percent of   Average
             ----------   -------   ----------   -------   ----------   -------
  1994......    72.0       162.9       27.8       58.5         0.2       321.7
  1995......    67.9       168.3       31.9       49.1         0.2       242.2
  1996......    68.9       159.3       30.4       49.7         0.7       238.2
  1997......    68.1       152.7       31.1       48.3         0.8       326.6
  1998......    68.2       155.3       30.8       46.5         1.0       324.6

        The estimated generation mix for 1999 is 69.0% coal, 30.0% nuclear and 1.0% gas and oil. Due to locally available natural gas and oil supplies, the utilization of locally available coal deposits and the generally abundant supply of nuclear fuel, the Company believes that adequate sources of fuel are available for its generating stations.

Coal

        The coal requirements for the SJGS are being supplied by SJCC, a wholly-owned subsidiary of BHP, from certain Federal, state and private coal leases under a Coal Sales Agreement, pursuant to which SJCC will supply processed coal for operation of the SJGS until 2017. BHP guaranteed the obligations of SJCC under the agreement, which contemplates the delivery of approximately 100 million tons of coal during its remaining term. Such amount would supply substantially all the requirements of the SJGS through approximately 2017. The primary sources of coal for current operations are a mine adjacent to the SJGS and a mine located approximately 25 miles northeast of the SJGS in the La Plata area of northwestern New Mexico. The Coal Sales Agreement contemplated that additional coal resources would be required during the remaining term of the agreement. The Company is currently in discussions with SJCC regarding alternatives for coal resource selection. The average cost of fuel, including ash disposal and land reclamation costs, for the SJGS for the years 1996, 1997 and 1998 was 167.0 cents, 164.2 cents and 168.8 cents, respectively, per million BTU ($32.18, $31.59 and $32.16 per ton, respectively). For other information related to coal requirements, see PART II, ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - OTHER ISSUES FACING THE COMPANY - COAL FUEL SUPPLY".

        Four Corners is supplied with coal under a fuel agreement between the owners and BHP, under which BHP agreed to supply all the coal requirements for the life of the plant. BHP holds a long-term coal mining lease, with options for renewal, from the Navajo Nation and operates a surface mine adjacent to Four Corners with the coal supply expected to be sufficient to supply the units for their estimated useful lives. The average cost of fuel, including ash disposal and land reclamation costs, for the years 1996, 1997 and 1998 at Four Corners was 125.9 cents, 100.1 cents and 99.2 cents, respectively, per million BTU ($22.90 , $17.77 and $17.64 per ton, respectively). The reductions in the average cost of fuel for 1997 and 1998 reflect the settlement of certain issues between APS, the operating agent, and the Navajo Nation regarding the computation of royalties due on the sales of coal and possessory interest taxes paid by the Four Corners coal supplier.

Natural Gas

        The natural gas used as fuel for the Company's Albuquerque electric generating plant (Reeves Station) is delivered by PNMGS. (See "NATURAL GAS OPERATIONS".) In addition to rate changes under filed tariffs, the Company's cost of gas increases or decreases according to the average cost of the gas supply.

Nuclear Fuel

        The fuel cycle for PVNGS is comprised of the following stages: (1) the mining and milling of uranium ore to produce uranium concentrates; (2) the conversion of uranium concentrates to uranium hexafluoride; (3) the enrichment of uranium hexafluoride; (4) the fabrication of fuel assemblies; (5) the utilization of fuel assemblies in reactors; and (6) the storage of spent fuel and the disposal thereof. The Company made arrangements through contract flexibilities to obtain quantities of uranium concentrates anticipated to be sufficient to meet its share of uranium concentrates requirements through 2000. Existing contracts and options could be utilized to meet 80% of such requirements in 2001 and 2002 and 50% of requirements from 2003 through 2007. Spot purchases in the uranium market will be made, as appropriate, in lieu of any uranium that might be obtained through contract flexibilities and options. The Company understands that the other PVNGS participants have made comparable arrangements for their uranium concentrates requirements.

        The PVNGS participants, including the Company, contracted for all conversion services required with options through 1999 and for up to 60% through 2002. The PVNGS participants, including the Company, contracted for all enrichment services required for 1999 under an existing contract with USEC and a new contract for enrichment services with Urenco Limited. Under the arrangements, USEC will provide 80% of the requirements and Urenco Limited will provide 20% of the requirements through September 2002, with an option with USEC to renew the service contract through September 2007. In addition, existing contracts will provide fuel assembly fabrication services until at least 2003 for each PVNGS unit, and through contract options, approximately fifteen additional years are available.

Water Supply

        Water for Four Corners and SJGS is obtained from the San Juan River. (See ITEM 3. - "LEGAL PROCEEDINGS - SAN JUAN RIVER ADJUDICATION".) BHP holds rights to San Juan River water and committed a portion of such rights to Four Corners through the life of the project. The Company and Tucson have a contract with the USBR ("USBR Contract") for consumption of 16,200 acre feet of water per year for the SJGS, which contract expires in 2005, and in addition, the Company was granted the authority to consume 8,000 acre feet of water per year under a state permit that is held by BHP. The Company is of the opinion that sufficient water is under contract for the SJGS through 2005.

        In January 1993, the U.S. Fish and Wildlife Service proposed a portion of the San Juan River as critical habitat for two fish species. This designation may impact uses of the river and its flood plains and will require certain analysis under the Endangered Species Act of 1973 of all significant Federal actions. Renewal of the SJGS water contract is considered a significant Federal action.

       Due to extensive lead times required to renew the water rights contract, the Company formally initiated the renewal and extension process for requesting rights through the year 2025. The Company is actively conducting an environmental assessment with the USBR and a biological assessment with the U.S. Fish and Wildlife Service. These studies are required by the Federal agencies before the existing water contract can be renewed. In June 1996, the Navajo Nation requested that the USBR withhold renewal of the USBR Contract due to water shortages of the Navajo Indian Irrigation Project. Other tribes in the Four Corners area also voiced concern to the USBR about the renewal by the Company of the USBR Contract.

        Although discussions are continuing with the USBR, the status of discussions with the Navajo Nation is uncertain due to transition in the tribal government as the result of the last tribal elections. The Company is actively involved in the San Juan River Recovery Implementation Program to mitigate any concerns with the taking of the negotiated water supply from a river that contains endangered species and critical habitat.

        In July 1997, the Company was notified by the USBR that the USBR had received from the Solicitor of the U.S. Department of Interior a memorandum opinion concluding that the Company's contract extension with the USBR would require Congressional approval pursuant to Section 11 of the Navajo Indian Irrigation Project and San Juan-Chama Project Authorization Act of 1962. The Company intends to pursue such approval once the contract is negotiated with the USBR.

        Sewage effluent used for cooling purposes in the operation of the PVNGS units is obtained under contracts with certain municipalities in the area. The contracted quantity of effluent exceeds the amount required for the three PVNGS units. The validity of these effluent contracts is the subject of litigation in state court. (See ITEM 3. - "LEGAL PROCEEDINGS - PVNGS WATER SUPPLY LITIGATION".)

                             NATURAL GAS OPERATIONS

Service Area and Customers

        The Company's gas operating division, PNMGS, distributes natural gas to most of the major communities in New Mexico, including Albuquerque and Santa Fe, serving approximately 419,000 customers as of December 31, 1998. The Albuquerque metropolitan area accounts for approximately 55.5% of the total sales-service customers. PNMGS holds long-term, non-exclusive franchises with varying expiration dates in all incorporated communities requiring franchise agreements except for the COA. This franchise with the COA expired on January 28, 1998. The Company is currently engaged in discussions regarding renewal of the franchise. PNMGS' customer base includes both sales-service customers and transportation-service customers. Sales-service customers purchase natural gas and receive transportation and delivery services from PNMGS for which PNMGS receives both cost-of-gas and cost-of-service revenues. Cost-of-gas revenues collected from on-system sales-service customers are recovered in accordance with PRC rules and regulations and do not affect the net earnings of the Company. Additionally, PNMGS makes occasional gas sales to off-system customers. Off-system sales deliveries generally occur at interstate pipeline interconnects with PNMGS' system. Transportation-service customers, who procure gas independently of PNMGS and contract with PNMGS for transportation and related services, provide PNMGS with cost-of-service revenues only. Transportation services are provided to gas marketers, producers and end users for delivery to locations throughout the PNMGS distribution systems, as well as for delivery to interstate pipelines. PNMGS provided gas transportation deliveries to approximately 1,266 gas marketers, producers and end users during 1998.

        For the twelve months ended December 31, 1998, PNMGS had throughput of approximately 85.7 million decatherms, including sales of 49.2 million decatherms to both sales-service customers and off-system customers. No single sales-service customer accounted for more than 2.4% of PNMGS' therm sales in 1998. During 1998, approximately 42.5% of the PNMGS' total gas throughput was related to transportation gas deliveries. PNMGS' transportation rates are unbundled, and transportation customers only pay for the service they receive. PNMGS' total operating revenues for the year ended December 31, 1998, were approximately $256.0 million. Cost-of-gas revenues, received from sales-service and off-system customers, accounted for approximately 52.6% of PNMGS' total operating revenues. Since a major portion of PNMGS' load is related to heating, levels of therm sales are affected by weather. Approximately 45.8% of PNMGS' total therm sales in 1998 occurred in the months of January, February, November and December.

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

Natural Gas Sales

        The following table shows gas throughput by customer class*:

                                 GAS THROUGHPUT
                            (Millions of decatherms)

                           1998       1997       1996        1995       1994
                           ----       ----       ----        ----       ----

Residential............    30.3       30.7       27.4        25.9       27.1
Commercial.............    10.4       10.6        9.3         8.9        9.8
Industrial.............     1.5        1.3        2.1         0.7        0.8
Public authorities.....     3.4        4.2        2.6         2.4        2.5
Irrigation.............     1.9        1.6        1.4         1.2        1.3
Sales for resale.......     1.2        1.2        0.8         1.3        0.7
Unbilled...............    (1.3)      (0.2)       1.4        (1.8)      (0.3)
Transportation**.......    36.4       34.0       47.1        69.8       90.2
Off-system sales.......     1.9        1.2        8.0         1.2          -
                           ----       ----      -----       -----      -----
                           85.7       84.6      100.1       109.6      132.1
                           ====       ====      =====       =====      =====


        The following table shows gas revenues by customer class*:

                                  GAS REVENUES
                             (Thousands of dollars)

                              1998      1997      1996      1995      1994
                              ----      ----      ----      ----      ----

Residential...............  $161,153  $187,563  $129,911  $125,290  $149,439
Commercial................    42,680    50,502    33,022    32,328    42,725
Industrial................     4,887     4,536     5,179     1,873     2,905
Public authorities........    12,610    17,577     8,018     7,939     9,969
Irrigation................     5,780     5,041     3,252     3,077     4,061
Sales for resale..........     3,596     4,465     2,106     3,114     2,462
Unbilled..................      (955)   (2,172)    2,678    (2,430)      267
Transportation**..........    13,464    14,172    17,215    22,172    27,592
Liquids...................     1,463     4,451     7,608    13,414    16,090
Processing fees...........         -         -         -     5,180    10,638
Off-system sales..........     3,816     1,926    14,352     1,927         -
Other.....................     7,481     6,708     3,960     4,101     3,362
                            --------  --------  --------  --------  --------
                            $255,975  $294,769  $227,301  $217,985  $269,510
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

                    Energy Services Business Unit Operations

        The Company has been conducting energy services activities under its Energy Services Business Unit. This business unit has initiated several business lines to position the Company for an increasingly competitive market. The Energy Services Business Unit consists of Energy Partners, Pathways Integration formerly known as Water Services and Phaser Advanced Metering Services. Energy Partners provides energy management solutions that assist customers in implementing cost effective procurement, distribution and consumption of energy. Pathways Integration is seeking opportunities in infrastructure management with a specific focus on the municipal and Native American markets. The Company currently has a contract with the City of Santa Fe to operate the Santa Fe water system through the year 2001. Phaser Advanced Metering Services provides electric meter installation, testing service and consulting expertise to energy service providers as well as commercial and industrial customers. On August 4, 1998, the Company adopted a plan to discontinue the natural gas trading operations of its Energy Marketing business segment of the Energy Services Business Unit. (See PART II, ITEM 7. - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - RESULTS OF OPERATIONS Discontinued Operations".) The Energy Services Business Unit is also pursuing energy and transmission business opportunities in Mexico.

        In December 1998, the NMPUC issued a final order approving the Company's request to form and invest in three wholly-owned subsidiaries. Under the final order, the Company is allowed to invest a maximum of $50 million in the three subsidiaries, subject to the availability of the Company's retained earnings and to enter into reciprocal loan agreements for up to $30 million. While the terminology of "available unappropriated retained earnings" quoted in the order is subject to interpretation, the Company believes it currently has sufficient retained earnings to make the investments.

        If the Electric Industry Restructuring Act of 1999 is passed (see PART II, ITEM 7. - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - OTHER ISSUES FACING THE COMPANY - ELECTRIC INDUSTRY RESTRUCTURING ACT OF 1999"), the Company is planning to seek shareholder and other regulatory approvals to form a holding company; however, the Company still intends to move forward during the interim period to form and invest in the three wholly-owned subsidiaries to achieve competitive business strategies.

                              RATES AND REGULATION

        The Company is subject to the jurisdiction of the PRC, the successor of the NMPUC effective January 1, 1999, with respect to its retail electric and gas rates, service, accounting, issuance of securities, construction of major new generation and transmission facilities and other matters. The FERC has jurisdiction over rates and other matters related to wholesale electric sales.

Gas Rates and Regulation

The 1995 Gas Rate Case Appeal

       In 1995, the Company filed a request for a $13.3 million increase in its retail natural gas sales and transportation rates. On February 13, 1997, the NMPUC issued a final order in the gas rate case, ordering a rate decrease of approximately $6.9 million. The Company filed an appeal with the Supreme Court regarding the NMPUC's final order. The Company is awaiting a decision by the Supreme Court, but is unable to predict the timing or the ultimate outcome. While the appeal is pending, the NMPUC's final order remains in effect.

The 1997 Gas Rate Case

       In October 1997, the Company filed a gas rate case in compliance with a NMPUC order. In April 1998, an uncontested stipulation settling the 1997 gas rate case was filed with the NMPUC. After a hearing on the stipulation held in May 1998, the NMPUC issued a final order in August 1998, accepting the stipulation with certain modifications. The order approved a program where customers could choose between two cost of service rate options (either a $9.00 monthly fee with a higher volumetric cost of service charge or a $14.56 monthly fee with a lower volumetric cost of service charge). This option program became effective with the December 1998 billing cycle. Subsequent to the NMPUC's denial of the AG's request for rehearing, the AG appealed the order to the Supreme Court in October 1998. However, the AG did not request a stay and therefore the NMPUC's order remains in effect.

PGAC Continuation Filing

        The Company's retail gas rate tariffs contain a PGAC that provides timely recovery for the cost of gas purchased for resale to its sales-service customers. On November 24, 1997, in a proceeding related to the Company's 1993 PGAC continuation filing, the NMPUC issued a final order approving continued use of the Company's PGAC. As part of this order, the Company is required to make its next PGAC continuation filing no later than November 23, 1999.

Levelized PGAC

        In July 1997, the Company submitted a request with the NMPUC seeking approval to modify the method by which it recovers its gas cost through the PGAC. The new method would enable the Company to levelize the price it charges its customers during the winter heating season. In November 1997, the NMPUC approved the proposed "levelized" PGAC. The order allowed the Company to implement the levelized PGAC mechanism effective December 1, 1997, and granted the Company authorization to include the cost of hedging transactions for recovery through its PGAC.

NMPUC Order on the Cost of Gas Case

        The NMPUC issued a final order in a proceeding that commenced in December 1996 and related to an investigation initiated because of the significant increase in the cost of gas the Company billed its sales-service customers. In its initial order, the NMPUC disallowed collection of $1.6 million of gas costs and imposed but suspended a civil penalty of $2.2 million due to an allegedly incorrect gas cost factor filed by the Company which the order found misled the NMPUC. Subsequently, the NMPUC granted a request for rehearing filed by the Company. In September 1998, the NMPUC issued its final order, withdrawing: (i) the portion of the initial order which had stated that the Company deliberately misled the NMPUC; (ii) the imposition of the $2.2 million civil penalty; and (iii) the disallowance of the $1.6 million of gas costs imposed by the initial order.

Gas Choice

        In February 1997, the NMPUC ordered the Company to make a filing addressing the terms and conditions under which the Company would consider exiting the merchant function (the sale of gas to its sales-service customers). Through the use of working groups, a stipulation was filed with the NMPUC which outlined interim measures, known as the Gas Choice Program, to facilitate the choice of suppliers by small commercial and residential customers for the winter of 1997-98. This stipulation was approved in August 1997. Modifications to the program, including the ability to recover implementation costs, were incorporated in a supplemental stipulation approved by the NMPUC in July 1998.

Electric Rates and Regulation

        For electric rates and regulation regarding "Electric Rate Case", "Residential Electric, Incorporated ("REI"), "City of Albuquerque ("COA") Retail Pilot Load Aggregation Program" and "City of Gallup ("Gallup") Complaint", see
PART II, ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - OTHER ISSUES FACING THE COMPANY - NMPUC REGULATORY ISSUES".

Fossil-Fueled Plant Decommissioning Costs

        The  Company's  six owned or  partially  owned,  in service and retired, fossil-fueled generating stations are expected to incur dismantling and reclamation costs as they are decommissioned. The Company's share of decommissioning costs for all of its fossil-fueled generating stations is projected to be approximately $153.5 million stated in 1998 dollars, including approximately $24.0 million (of which $15.5 million has already been expended) for Person, Prager and Santa Fe Stations which have been retired. The Company is currently recovering estimated decommissioning costs for its in-service fossil-fueled generating facilities through rates charged to its PRC retail customers.

New Mexico Industrial Energy Consumers ("NMIEC")

        In April 1997, NMIEC filed a petition for declaratory order with the NMPUC. In its petition, NMIEC stated that the Company interrupted service to NMIEC members taking service under the Experimental Incremental Interruptible Power Rate ("EIIPR") during off-peak periods and such interruptions violate the terms of the EIIPR. The interruptions resulted from a scheduled maintenance for the Company's 345 kV line connected to Four Corners. NMIEC alleges that its members have suffered economic harm from losses in production due to such interruptions. The petition requests, among other things: (i) clarification of the EIIPR to determine that EIIPR customers are entitled to be treated the same as all other customers with similar consumption when system emergency curtailments occur during the off-peak hours; (ii) determination that the Company's practice of interrupting EIIPR customers during off-peak hours is discriminatory; and (iii) the Company to discontinue such practice of interrupting EIIPR customers. The Company, in a filing with the NMPUC, stated that it unintentionally misapplied the tariff and as a result, filed an amendment to its EIIPR tariff to clarify the language regarding off-peak interruptions. The PRC has not issued a ruling on NMIEC's petition.

Independent System Operator ("ISO")

        In January 1998, the Company entered into a development agreement with other transmission service providers and users to form an ISO in the Southwest. The development agreement initially had a one year term, since extended to December 31, 1999. The development agreement calls for the development to be separated into two phases. The first phase will define the operating, pricing, planning and legal parameters of the ISO. The second phase will develop the by-laws, articles of incorporation and various tariffs and agreements required. Over fifty entities are participating in the development process including investor owned utilities, generation and transmission cooperatives, government entities, private corporations and other interested groups. FERC Order 888, issued in 1996, encourages utilities to investigate the formation of such ISOs and provides criteria under which the formation, operation and governance of ISOs would be reviewed.

        The  proposed  ISO,  named  the  Desert   Southwest   Transmission   and
Reliability operator ("Desert STAR"), is envisioned to include the following functions: (i) transmission security monitoring; (ii) handling of transmission service reservations, transmission service scheduling and accounting and managing relief of congestion of the transmission grid; (iii) procurement of ancillary services required for transmission system operation; and (iv) operation of a grid-wide Open Access Same-time Information System. Desert STAR would be governed by an independent board. The Company is currently unable to predict the ultimate timing of the formation or the ultimate outcome of the proposed ISO.

Proposed Rulemakings

Net Metering Rule

       In September 1998, the NMPUC issued a notice of proposed rulemaking seeking comments on a "net metering" rule. "Net metering" refers to the measurement of the difference between the electricity that is supplied by a utility and the electricity that is generated by a customer's generator and fed back into the utility's system. The stated purpose of the proposed net metering rule was to actively promote the use of small-scale, customer-owned and other renewable energy resources, distributed generation and alternative technology energy resources and facilities. Comments on the proposed rule were submitted by numerous parties, including the Company. On November 30, 1998, the NMPUC promulgated a net metering rule as NMPUC Rule 571. On December 31, 1998, the NMPUC denied the motions for rehearing filed by the Company and other parties, but limited the application of the rule to customer generation resources of up to one megawatt. On January 8, 1999, the Company and other parties refiled their motions for rehearing with the PRC. On January 12, 1999, the PRC granted the motions for rehearing and suspended Rule 571, effective immediately. A hearing has been scheduled for April 19, 1999, to receive oral arguments.

Renewable Resources Rule

       In September 1998, the NMPUC issued a notice of proposed rulemaking regarding a "renewable energy fund" rule. The stated purpose of the rule was to support research, development, demonstration and deployment of renewable energy resources by requiring all utilities to bill their electric customers a 0.5 percent surcharge on their electric bills and also by allowing customers to make voluntary contributions to a renewable energy fund. Comments on the proposed rule were submitted by numerous parties, including the Company. On November 24,

1998, the NMPUC promulgated a "renewable energy development program" as NMPUC Rule 572. Rule 572 differed materially from the originally proposed rule in that it was limited solely to the collection of voluntary contributions. No parties appealed the promulgation of Rule 572 and the rule is currently in effect.

       On February 10, 1999, the Company filed with the PRC an application for a variance from the voluntary collection requirements of Rule 572. The basis for the variance request was that the Company already has in place a renewable energy resource program that is as good as or better than the renewable energy development program contained in Rule 572 (See "Sources of Power" above.) The Company's application for a variance is pending at this time.

                              ENVIRONMENTAL FACTORS

        The Company, in common with other electric and gas utilities, is subject to stringent regulations for protection of the environment by local, state, Federal and tribal authorities. In addition, PVNGS is subject to the jurisdiction of the NRC, which has authority to issue permits and licenses and to regulate nuclear facilities in order to protect the health and safety of the public from radioactive hazards and to conduct environmental reviews pursuant to the National Environmental Policy Act. The Company believes that it is in compliance, in all material respects, with the environmental laws. The Company does not currently expect that material expenditures for environmental control facilities will be required to meet environmental regulations in 1999 and 2000. However, in order to achieve operational efficiencies, the Company began a retrofit environmental project at SJGS in 1997. This project was completed in January 1999 and cost the Company approximately $40 million.

The Clean Air Act

        The Clean Air Act Amendments of 1990 (the "Act") impose stringent limits on emissions of sulfur dioxide and nitrogen oxides from fossil-fueled electric generating plants. The Act is intended to reduce air contamination from every sizeable source of air pollution in the nation. Electric utilities with fossil-fueled generating units will be affected particularly by the section of the Act which deals with acid rain. To comply with the Act, many utilities will be faced with installing expensive sulfur dioxide removal equipment, securing low sulfur coal, buying sulfur dioxide emission allowances, or a combination of these. Due to the existing air pollution control equipment on the coal-fired SJGS and Four Corners, the Company believes that it will not be faced with any material capital expenditures in order to comply with the acid rain provisions (both sulfur dioxide and nitrogen dioxide) of the Act. SJGS and Four Corners have installed flow monitoring equipment and have completed certification testing of their continuous emission monitoring equipment. Under Title V of the Act, the Company is required to obtain operating permits for its coal- and gas-fired generating units and to pay annual fees associated with the operating permit program. The New Mexico operating permit program was approved by the EPA in November 1994. The Company received operating permits for SJGS and Reeves Station in August 1998 and March 1998, respectively.

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

        The Commission's  recommendations  regarding  stationary sources are to:
(i) implement existing Clean Air Act requirements through the year 2000; (ii) establish stationary source emission targets as regulatory triggers; (iii) develop a plan for allocating trading credits under a regulatory program emissions cap; (iv) review compliance with targets and establish incentives; (v) complete source attribution studies; and (vi) develop an improved monitoring and accounting system.

        The Commission did not recommend any additional emission reductions for point sources. The recommendations include monitoring the impact of existing Clean Air Act requirements on emission reductions and the resulting effect on visibility, setting regional targets for SO2 emissions from stationary sources for the year 2000 and developing a regulatory program to implement if the targets are exceeded. The regulatory program will include a market-based trading of emissions allowances. The Western Regional Air Partnership ("WRAP") has been established as the follow-up organization to the Commission and has been directed to implement the Commission recommendations. Currently, the WRAP is actively working to implement the recommendations. The targets and the regulatory program have not yet been developed; however, the Company does not expect a material adverse effect on the Company's financial condition or results of operations.

        In a related matter, the EPA proposed regional haze regulations in 1997. These proposed regulations address visibility impairment in Class I areas. The EPA has stated that it considered the Commission's recommendations in the formulation of the proposed regulations. In June 1998, the Western Governors Association ("WGA") submitted a document to the EPA discussing how the Commission recommendations could be directly incorporated into the proposed regional haze rule. The EPA re-opened the comment period on the proposed regional haze rule in order to allow all interested parties an opportunity to comment on the WGA document. The Company provided comments on the WGA document. The final regional haze regulations are expected to be promulgated in 1999.

        In July 1997, the EPA issued its final rules revising the National Ambient Air Quality Standards for ozone and particulate matter. The EPA is now involved in developing implementation plans for these revised standards. The nature and cost of the impacts of these revisions to the standards, if any, to the Company's operations cannot be determined at this time. However, the Company does not anticipate any material adverse impact on the Company's financial condition or results of operations.

Santa Fe Generating Station ("Santa Fe Station")

        The Company and the NMED have conducted investigations of the gasoline and chlorinated solvent groundwater contamination detected beneath the former Santa Fe Station site to determine the source of the contamination pursuant to a 1992 Settlement Agreement ("Settlement Agreement") between the Company and the NMED. In June 1996, the Company received a letter from the NMED, indicating that the NMED believes the Company is the source of gasoline contamination in a municipal well supplying the City of Santa Fe and of groundwater underlying the Santa Fe Station site. Further, the NMED letter stated that the Company was required to proceed with interim remediation of the contamination pursuant to the New Mexico Water Quality Control Commission regulations.

        In October 1996, the Company and the NMED signed an amendment to the Settlement Agreement concerning the groundwater contamination underlying the site. As part of the amendment, the Company agreed to spend approximately $1.2 million for certain costs related to sampling, monitoring, and the development and implementation of a remediation plan.

        The amended Settlement Agreement does not, however, provide the Company with a full and complete release from potential further liability for remediation of the groundwater contamination. After the Company has expended the settlement amount, if the NMED can establish through binding arbitration that the Santa Fe Station is the source of the contamination, the Company could be required to perform further remediation that is determined to be necessary. The Company continues to dispute any contention that the Santa Fe Station is the source of the groundwater contamination and believes that insufficient data exists to identify the sources of groundwater contamination. The Company's aquifer characterization and groundwater quality reports compiled from 1996 to 1999 strongly suggest the groundwater contamination does not originate from the Santa Fe Station site and has been drawn under the site by the pumping of the Santa Fe supply well.

        The Company and the NMED, with the cooperation of the City of Santa Fe, jointly selected a remediation plan proposed by a remediation contractor. The City of Santa Fe, the Company and the NMED entered into a memorandum of understanding concerning the selected remediation plan and the operation of the municipal well adjacent to the Santa Fe Station site in connection with carrying out that plan. Construction of a new Santa Fe well and booster station has been completed. The new system began operation on October 5, 1998, to treat groundwater produced by the Santa Fe well to drinking water standards for municipal distribution and the stimulation of naturally occurring bioremediation of groundwater contamination beneath the Santa Fe Station site.

Person Station

        The Company, in compliance with a Corrective Action Directive issued by the NMED, determined that groundwater contamination exists in the deep and shallow groundwater at the Person Station site. The Company is required to delineate the extent of the contamination and remediate the contaminants in the groundwater at the Person Station site. The extent of shallow and deep groundwater contamination was assessed and the results were reported to the NMED. The Company currently is involved with the process to renew the RCRA post-closure care permit for the facility. Remedial actions for the shallow and deep groundwater will be incorporated into the new permit. The Company has installed and is operating a pump and treat system for the shallow groundwater. The Company has proposed a monitoring program in conjunction with natural attenuation processes as the most cost effective approach for the deep groundwater remediation. The Company's current estimate to decommission its retired fossil-fueled plants includes approximately $5.0 million in additional expenses to complete the groundwater remediation program at Person Station. As part of the financial assurance requirement of the Person Station Hazardous Waste Permit, the Company established a trust fund. The current value of the trust fund at December 31, 1998, was $7.7 million. The remediation program continues on schedule.

Pit Closure and Remediation

        In 1995, the Jicarilla Apache Tribe ("Jicarilla") enacted an ordinance directing that unlined surface impoundments located within environmentally sensitive areas be remediated and closed by December 1996, and that all other unlined surface impoundments on Jicarilla lands be remediated and closed by December 1998. In 1995, the Company received a claim for indemnification by Williams, the purchaser of the Company's gas gathering and processing assets, for the environmental work required to comply with the Jicarilla ordinance. The Company submitted a closure/remediation plan to the Jicarillas' environmental protection office, which was approved. The Company's remediation work pursuant to the plan commenced in 1996, and the costs of remediation are being charged against the $10.6 million indemnification cap contained in the purchase and sale agreement between the Company and Williams. The Company completed remediation and closed pits within the environmentally sensitive area in 1996, and completed remediation and closure of all other pits on the Jicarilla Apache Reservation associated with the sale of gas gathering and processing assets by the December 1998 deadline specified in the ordinance.

ITEM 2. PROPERTIES

        The Company's owned interests in PVNGS are mortgaged to secure its remaining first mortgage bonds. (See PART II, ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES - Financing Activities".)

                                    ELECTRIC

        The Company's ownership and capacity in electric generating stations in commercial service as of December 31, 1998, were as follows:
                                                                   Total Net
                                                                   Generation
     Type                 Name           Location                Capacity (MW)
     ----                 ----           --------                -------------

 Nuclear........  PVNGS (a)          Wintersburg, Arizona              390*
 Coal...........  SJGS (b)           Waterflow, New Mexico             750
 Coal...........  Four Corners (c)   Fruitland, New Mexico             192
 Gas/Oil........  Reeves             Albuquerque, New Mexico           154
 Gas/Oil........  Las Vegas          Las Vegas, New Mexico              20
                                                                     -----
                                                                     1,506
                                                                     =====

    * For load and resource purposes, the Company has notified the NMPUC that it recognizes the maximum dependable capacity rating for PVNGS to be 381 MW.

  -----------------

       (a) The Company is entitled to 10.2% of the power and energy generated by PVNGS. The Company has a 10.2% ownership interest in Unit 3 and has leasehold interests in approximately 7.9% of Units 1 and 2 and an ownership interest in approximately 2.3% of Units 1 and 2.
       (b) SJGS Units 1, 2 and 3 are 50% owned by the Company; SJGS Unit 4 is 38.457% owned by the Company.
       (c)  Four Corners Units 4 and 5 are 13% owned by the Company.

Fossil-Fueled Plants

        SJGS is located in northwestern New Mexico, and consists of four units operated by the Company. Units 1, 2, 3 and 4 at SJGS have net rated capacities of 316 MW, 312 MW, 488 MW and 498 MW, respectively. SJGS Units 1 and 2 are owned on a 50% shared basis with Tucson. Unit 3 is owned 50% by the Company, 41.8% by SCPPA and 8.2% by Tri-State Generation and Transmission Association, Inc.("Tri-State'). Unit 4 is owned 38.457% by the Company, 28.8% by M-S-R, 10.04% by Anaheim, 8.475% by Farmington, 7.2% by Los Alamos and 7.028% by UAMPS.

        In July 1996, the Company and other SJGS participants signed an agreement to convert the existing flue gas desulfurization (SO2 removal) system at the SJGS into a much simpler and cost effective limestone system. The conversion project was completed in January 1999 and cost the Company approximately $40 million.

       The Company also owns 192 MW of net rated capacity derived from its 13% interest in Units 4 and 5 of Four Corners located in northwestern New Mexico on land leased from the Navajo Nation and adjacent to available coal deposits. Units 4 and 5 at Four Corners are jointly owned with SCE, APS, Salt River Project, Tucson and El Paso and are operated by APS.

        Four Corners and a portion of the facilities adjacent to SJGS are located on land held under easements from the United States and also under leases from the Navajo Nation. The enforcement of these leases could require Congressional consent. The Company does not deem the risk with respect to the enforcement of these easements and leases to be material. However, the Company is dependent in some measure upon the willingness and ability of the Navajo Nation to protect these properties.

        The Company owns 154 MW of generation capacity at Reeves Station in Albuquerque, New Mexico, and 20 MW of generation capacity at Las Vegas Station in Las Vegas, New Mexico. These stations are used primarily for peaking and transmission support.

Nuclear Plant

The Company's Interest in PVNGS

        The Company is participating in the three 1,270 MW units of PVNGS, also known as the Arizona Nuclear Power Project, with APS (the operating agent), Salt River Project, El Paso, SCE, SCPPA and The Department of Water and Power of the City of Los Angeles. The Company has a 10.2% undivided interest in PVNGS, with portions of its interests in Units 1 and 2 held under leases. During 1998, PVNGS was operated at a capacity factor of 92.5% which was the highest yearly capacity factor attained at the plant. This capacity factor was primarily attributable to record setting low refueling outage days.

Nuclear Safety Performance Rating on PVNGS

       On April 8, 1998, APS received its latest Systematic Assessment of Licensee Performance ("SALP") rating from the NRC on the operations of the PVNGS units. The SALP reports rate safety performance at nuclear plants in four functional areas: (i) plant operations; (ii) maintenance; (iii) engineering; and
(iv) plant support. Ratings of category 1, 2, or 3 are assigned, reflecting "superior," "good" or "adequate" performance. PVNGS was rated as "superior" in maintenance, engineering and plant support categories, and was rated as "good" in the area of plant operations.

Steam Generator Tubes

        APS, as the operating agent of PVNGS, has encountered tube cracking in the steam generators and has taken, and will continue to take, remedial actions that it believes have slowed the rate of tube degradation. The projected service life of steam generators is reassessed periodically and these analyses indicate that it will be economically desirable to replace the Unit 2 steam generators between 2003 and 2008. In 1997, the PVNGS participants, including the Company, entered into a contract for the fabrication of two replacement steam generators. The cost of the new steam generators to the Company will be approximately $9.1 million. These generators will be used as replacements if performance of existing generators deteriorates to less than acceptable levels. The generators are expected to be on site in 2002. The Company's share of installation costs will be approximately $8.4 million.

        Based on latest available data, APS estimates that the Unit 1 and Unit 3 steam generators should operate for the license periods (until 2025 and 2027, respectively), although APS will continue its normal periodic assessment of these generators.

Sale and Leaseback Transactions of PVNGS Units 1 and 2

        In 1985 and 1986, the Company entered into a total of eleven sale and lease back transactions under which it sold and leased back its entire 10.2% interest in PVNGS Units 1 and 2, together with portions of the Company's undivided interest in certain PVNGS common facilities. The leases under each of the sale and leaseback transactions have initial lease terms expiring January 15, 2015 (with respect to the Unit 1 leases) or January 15, 2016 (with respect to the Unit 2 leases). Each of the leases allows the Company to extend the term of the lease as well as containing a repurchase option. The lease expense for the Company's PVNGS leases is approximately $66.3 million per year. Throughout the terms of the leases, the Company continues to have full and exclusive authority and responsibility to exercise and perform all of the rights and duties of a participant in PVNGS under the Arizona Nuclear Power Project Participation Agreement and retains the exclusive right to sell and dispose of its 10.2% share of the power and energy generated by PVNGS Units 1 and 2. The Company also retains responsibility for payment of its share of all taxes, insurance premiums, operating and maintenance costs, costs related to capital improvements and decommissioning and all other similar costs and expenses associated with the leased facilities. In 1992, the Company purchased approximately 22% of the beneficial interests in the PVNGS Units 1 and 2 leases for $17.5 million. The related ownership interests were subsequently reacquired by the Company. For accounting purposes, this transaction was originally recorded as a purchase with the Company recording approximately $158.3 million as utility plant and $140.8 million as long-term debt on the Company's consolidated balance sheet. (See PART II, ITEM 7. - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES - Financing Activities".) In connection with the $30 million retail rate reduction stipulated with the NMPUC in 1994, the Company wrote down the purchased beneficial interests in PVNGS Units 1 and 2 leases to $46.7 million.

        Each lease describes certain events, "Events of Loss" or "Deemed Loss Events", the occurrence of which could require the Company to, among other things, (i) pay the lessor and the equity investor, in return for such investor's interest in PVNGS, cash in the amount provided in the lease and (ii) assume debt obligations relating to the PVNGS lease. The "Events of Loss" generally relate to casualties, accidents and other events at PVNGS, which would severely adversely affect the ability of the operating agent, APS, to operate, and the ability of the Company to earn a return on its interests in, PVNGS. The "Deemed Loss Events" consist mostly of legal and regulatory changes (such as changes in law making the sale and leaseback transactions illegal, or changes in law making the lessors liable for nuclear decommissioning obligations). The Company believes the probability of such "Events of Loss" or "Deemed Loss Events" occurring is remote. Such belief is based on the following reasons: (i) to a large extent, prevention of "Events of Loss" and some "Deemed Loss Events" is within the control of the PVNGS participants, including the Company, and the PVNGS operating agent, through the general PVNGS operational and safety oversight process and (ii) with respect to other "Deemed Loss Events", which would involve a significant change in current law and policy, the Company is unaware of any pending proposals or proposals being considered for introduction in Congress, except as described below under "PVNGS Liability and Insurance Matters", or any state legislative or regulatory body that, if adopted, would cause any such events.

PVNGS Decommissioning Funding

        The Company has a program for funding its share of decommissioning costs for PVNGS. Under a portion of this program, the Company made a series of annual deposits under agreements approved by the NMPUC to an external non-qualified trust which were applied pursuant to a split dollar agreement between the Company and its employees towards an investment in whole life insurance policies on certain current and former employees. The program for investment in life insurance policies has been terminated (see ITEM 3. - "LEGAL PROCEEDINGS - OTHER PROCEEDINGS - Nuclear Decommissioning Trust"). The remaining portion of the nuclear decommissioning funding program is invested in equities in qualified and non-qualified trusts. The results of the 1998 decommissioning cost study indicated that the Company's share of the PVNGS decommissioning costs excluding spent fuel disposal will be approximately $155.4 million (in 1998 dollars).

        Pursuant to NMPUC approval, the Company funded an additional $3.0 million, $2.1 million and $12.5 million in 1998, 1997 and 1996, respectively, into the qualified and non-qualified trust funds. The estimated market value of the trusts, including the net cash value of the life insurance policies, at the end of 1998 was approximately $40 million.

       The NRC has recently amended its rules on financial assurance requirements for the decommissioning of nuclear power plants. The amended rules became effective on November 23, 1998. The NRC has indicated that the amendments respond to the potential rate deregulation in the power generating industry and NRC concerns regarding whether decommissioning funding assurance requirements will need to be modified. The amended rules provide that a licensee may use an external sinking fund as the exclusive financial assurance mechanism if the licensee recovers estimated total decommissioning costs through cost of service rates or through a "non-bypassable charge". Other mechanisms are prescribed, including prepayment, if the requirements for exclusive reliance on the external sinking fund mechanism are not met. The Company currently relies on the external sinking fund mechanism to meet the NRC financial assurance requirements for its interests in PVNGS Units 1, 2 and 3. The costs of PVNGS Units 1 and 2 are currently included in PRC jurisdictional rates, but the costs of PVNGS Unit 3 are excluded from PRC jurisdictional rates. The Company will be filing a report with the NRC through APS, the operating agent of PVNGS, at the end of March 1999, concerning decommissioning funding assurance, and believes that it will continue to be allowed to use the external sinking fund method as the sole financial assurance method for Unit 3.

Nuclear Spent Fuel and Waste Disposal

        Pursuant to the Nuclear Waste Policy Act of 1982, as amended in 1987 (the "Waste Act"), DOE is obligated to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by all domestic power reactors. The NRC, pursuant to the Waste Act, requires operators of nuclear power reactors to enter into spent fuel disposal contracts with DOE. APS, on its own behalf and on behalf of the other PVNGS participants, executed a spent fuel disposal contract with DOE. Under the Waste Act, DOE was to develop the facilities necessary for the storage and disposal of spent nuclear fuel and to have the first such facility in operation by 1998. That facility was to be a permanent repository. DOE announced that such a repository now cannot be completed before 2010.

       In response to lawsuits filed over DOE's obligation to accept used nuclear fuel, the United States Court of Appeals for the D.C. Circuit ("D.C. Circuit") has ruled that DOE had an obligation to begin accepting used nuclear fuel in 1998. However, the D.C. Circuit refused to issue an order compelling DOE to begin moving used fuel. Instead, the D.C. Circuit ruled that any damages to utilities should be sought under the standard contract signed between DOE and utilities, including APS, the operating agent of PVNGS. The United States Supreme Court has refused to grant review of the D.C. Circuit's decisions. In July 1998, APS filed a petition for review regarding DOE's obligation to begin accepting spent nuclear fuel.

       APS has capacity in existing fuel storage pools at PVNGS which, with certain modifications, could accommodate all fuel expected to be discharged from normal operation of PVNGS through 2002, and believes it could augment that wet storage with new facilities for on-site dry storage of spent fuel for an indeterminate period of operation beyond 2002, subject to obtaining any required governmental approvals. The Company currently estimates that it will incur approximately $41 million (in 1998 dollars) over the life of PVNGS for its share of the costs related to the on-site interim storage of spent nuclear fuel. The Company accrues these costs as a component of fuel expense, meaning the charges are accrued as the fuel is burned. During 1998, the Company expensed approximately $12 million for on-site interim nuclear fuel storage costs related to nuclear fuel burned prior to 1999. APS currently believes that spent fuel storage or disposal methods will be available for use by PVNGS to allow its continued operation beyond 2002.

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

PVNGS Liability and Insurance Matters

        The PVNGS participants have insurance for public liability resulting from nuclear energy hazards to the full limit of liability under Federal law. This potential liability is covered by primary liability insurance provided by commercial insurance carriers in the amount of $200 million and the balance by an industry-wide retrospective assessment program. If losses at any nuclear power plant covered by the program exceed the accumulated funds, the Company could be assessed retrospective premium adjustments. The maximum assessment per reactor under the program for each nuclear incident is approximately $88 million, subject to an annual limit of $10 million per incident. Based upon the Company's 10.2% interest in the three PVNGS units, the Company's maximum potential assessment per incident for all three units is approximately $26.9 million, with an annual payment limitation of $3 million per incident. The insureds under this liability insurance include the PVNGS participants and "any other person or organization with respect to his legal responsibility for damage caused by the nuclear energy hazard". If the funds provided by this retrospective assessment program prove to be insufficient, Congress could impose revenue raising measures on the nuclear industry to pay claims.

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

        The PVNGS participants maintain "all-risk" (including nuclear hazards) insurance for nuclear property damage to, and decontamination of, property at PVNGS in the aggregate amount of $2.75 billion as of January 1, 1999, a substantial portion of which must be applied to stabilization and decontamination. The Company has also secured insurance against portions of the increased cost of generation or purchased power and business interruption resulting from certain accidental outages of any of the three units if the outages exceeds 17 weeks. The insurance coverage discussed in this section is subject to certain policy conditions and exclusions. The Company is a member of an industry mutual insurer. This mutual insurer provides both the "all-risk" and increased cost of generation insurance to the Company. In the event of adverse losses experienced by this insurer, the Company is subject to an assessment. The Company's maximum share of any assessment is approximately $3.3 million per year.

Other Electric Properties

        As of December 31, 1998, the Company owned, jointly owned or leased 2,803 circuit miles of electric transmission lines, 5,370 miles of distribution overhead lines, 3,497 cable miles of underground distribution lines (excluding street lighting) and 188 substations.

Acquisition of Certain Assets of Plains Electric Generation and Transmission Cooperative, Inc. ("Plains")

       In July 1998, the Company and Tri-State made a non-binding joint proposal in response to the request for proposals issued by Plains in May 1998. The proposal was subsequently selected as a finalist by Plains. The Company and Tri-State submitted a binding offer in September 1998, and Plains subsequently announced that it would be entering into exclusive negotiations with the Company and Tri-State regarding the joint proposal. It is now contemplated that Plains will merge with Tri-State, with Tri-State being the surviving entity. Tri-State will then sell certain assets to the Company consisting primarily of transmission assets and the Plains headquarters building in Albuquerque. In addition, the Company may have the opportunity to become the power supplier of 50 MW to one of Plains' member cooperatives. Once the final transactions are negotiated, the transactions will be submitted to various state and Federal regulatory agencies for approval. Closing of the transactions will depend on the timing of regulatory and other approvals.

                                   NATURAL GAS

        The natural gas properties as of December 31, 1998, consisted primarily of natural gas storage, transmission and distribution systems. Provisions for storage made by the Company include ownership and operation of an underground storage facility located near Albuquerque, New Mexico. The transmission systems consisted of approximately 1,338 miles of pipe with appurtenant compression facilities. The distribution systems consisted of approximately 10,566 miles of pipe.

        On June 21, 1996, the Company entered into a purchase agreement with the DOE for the purchase of approximately 130 miles of transmission pipe for $3.1 million for the transmission of natural gas to Los Alamos and to certain other communities in northern New Mexico. The purchase is subject to the DOE providing right-of-way satisfactory to the Company. The acquisition by the Company was approved by the NMPUC in December 1996. Right-of-way resolution is expected to be completed by the second quarter of 1999.

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

ITEM 3. LEGAL PROCEEDINGS

                          PVNGS WATER SUPPLY LITIGATION

        The Company understands that a summons served on APS in 1986 required all water claimants in the Lower Gila River Watershed of Arizona to assert any claims to water on or before January 20, 1987, in an action pending in the Maricopa County Superior Court. PVNGS is located within the geographic area subject to the summons and the rights of the PVNGS participants, including the Company, to the use of groundwater and effluent at PVNGS are potentially at issue in this action. APS, as the PVNGS project manager, filed claims that dispute the court's jurisdiction over the PVNGS participants' groundwater rights and their contractual rights to effluent relating to PVNGS and, alternatively, seek confirmation of such rights. Issues important to the claims are pending in an interlocutory appeal to the Arizona Supreme Court. No trial date concerning the water rights claims has been set in this matter. Although the foregoing remains subject to further evaluation, APS expects that the described litigation will not have a material adverse impact on the operation of PVNGS.

                           SAN JUAN RIVER ADJUDICATION

        In 1975, the State of New Mexico filed an action entitled State of New Mexico v. United States, et al., in the District Court of San Juan County, New Mexico, to adjudicate all water rights in the "San Juan River Stream System". The Company was made a defendant in the litigation in 1976. The action is expected to adjudicate water rights used at Four Corners and at SJGS. (See ITEM
1. "BUSINESS - ELECTRIC OPERATIONS - Fuel and Water Supply - Water Supply".) The Company cannot at this time anticipate the effect, if any, of any water rights adjudication on the present arrangements for water at SJGS and Four Corners. It is the Company's understanding that final resolution of the case cannot be expected for several years and is unable to predict the ultimate outcome.

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

        The RSB case has been held in abeyance pending the ruling by the United States Supreme Court. The Company believes that the Winstar decision establishes the Federal government's liability to Meadows and RHC in the RSB litigation and the amount of damages owed as a result will be vigorously litigated.

        RSB filed a motion for partial summary judgment on the issue of liability under its breach of contract claim based on the United States Supreme Court's decision in the Winstar case. The Federal government filed a cross motion for summary judgment and opposed RSB's motion. On December 22, 1997, the judge entered an opinion, addressing eleven issues common to the question of governmental liability in a number of cases including the RSB case, ruling in favor of the plaintiffs on all issues and severely critical of the government's litigation tactics. The judge ordered the Federal government to show cause within sixty days as to why the motions for summary judgment on contract liability issues of RSB and plaintiffs in similar cases should not be granted. The Federal government timely filed its response to the show cause order and RSB filed its reply. Decision on summary judgment is still pending. The court has ordered the parties to appoint representatives to develop a process for settlement of the cases and has assigned a judge to assist with the process. It is premature to estimate the amount of recovery, if any, by Meadows and RHC.

Purported Navajo Environmental Regulation

        Four Corners is located on the Navajo Reservation and is held under easement granted by the Federal government as well as leases from the Navajo Nation. APS is the operating agent and the Company owns a 13% ownership interest in Units 4 and 5 of Four Corners. In July 1995, the Navajo Nation enacted the Navajo Nation Air Pollution Prevention and Control Act, the Navajo Nation Safe Drinking Water Act and the Navajo Nation Pesticide Act (collectively, the "Acts"). Pursuant to the Acts, the Navajo Nation Environmental Protection Agency is authorized to promulgate regulations covering air quality, drinking water and pesticide activities, including those that occur at Four Corners. By letter dated October 12, 1995, the Four Corners participants requested the United States Secretary of the Interior (the "Secretary") to resolve their dispute with the Navajo Nation regarding whether or not the Acts apply to operation of Four Corners. The Four Corners participants subsequently filed a lawsuit in the District Court of the Navajo Nation (the "Court"), Window Rock District, seeking a declaratory judgment that: (i) the Four Corners leases and Federal easements preclude the application of the Acts to the operation of Four Corners and (ii) the Navajo Nation and its agencies and courts lack adjudicatory jurisdiction to determine the enforceability of the Acts as applied to Four Corners. In October 1995, the Navajo Nation and the Four Corners participants agreed to indefinitely stay the proceedings so that the parties may attempt to resolve the dispute without litigation, and the Secretary and the Court stayed these proceedings pursuant to a request by the parties. The Company is unable to predict the outcome of this matter.

       In February 1998, the EPA issued regulations specifying provisions of the Clean Air Act for which it is appropriate to treat Indian tribes in the same manner as states. The EPA indicated that it believes that the Clean Air Act generally would supersede pre-existing binding agreements that may limit the scope of tribal authority over reservations. APS and the Company have filed appeals, which have been consolidated, in the D.C. Circuit Court of Appeals to contest EPA's authority under the regulations. The Navajo Nation has intervened in the consolidated appeal. The Navajo Nation is a tribe which could potentially assert its status as a state under the Act pursuant to the EPA rule in question.. In the consolidated appeal, the Company's interests as operator and joint owner of the SJGS, owner of other facilities located on reservations located in New Mexico, and joint owner of Four Corners are involved. The Company cannot predict the outcome of the consolidated appeal.

Nuclear Decommissioning Trust

        On March 31 and April 21, 1998, the Company and the trustee of the Company's master decommissioning trust filed a civil complaint and an amended complaint, respectively, against several companies and individuals for the under-performance of a corporate owned life insurance program. The program, which was approved by the NMPUC and set up in a trust in 1987, was used to fund a portion of the Company's nuclear decommissioning obligations for its 10.2% interest in PVNGS. In January 1999, the life insurance program was terminated, and the life insurance policies have been surrendered by the trust in exchange for the cash surrender value of the policies.

        In the lawsuit, the Company asserts various tort, contract and equity theories against the defendants. The Company is seeking, among other things, damages in an amount that represents the difference between what the defendants represented that the life insurance program would achieve and the amount that the Company's experts currently project that the life insurance program will achieve. On May 29, 1998, the defendants filed a notice of removal to the Federal District Court. On June 26, 1998, the Company and trustee filed a motion to remand the proceeding back to State District Court. Several defendants filed answers and motions to dismiss the lawsuit with the Federal District Court. A defendant counterclaimed for indemnity based on its engagement contract with the Company, claiming that if it had injured the trustee, then the Company must pay the damages. On July 17, 1998, the Company denied liability under the counterclaim and set forth numerous defenses. On November 5, 1998, the Federal District Court granted the Company's and trustee's motion remanding the proceeding back to State District Court. Discovery is currently proceeding. The Company is currently unable to predict the ultimate outcome or amount of recovery, if any.

       For a discussion of other legal proceedings, see PART II, ITEM 7. - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - OTHER ISSUES FACING THE COMPANY - NMPUC REGULATORY ISSUES".

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF THE COMPANY

       Executive officers, their ages, offices held with the Company in the past five years and initial effective dates thereof, were as follows on December 31, 1998, except as otherwise noted:

     Name             Age                     Office                           Initial Effective Date
     ----             ---                     ------                           ----------------------

B. F. Montoya........  63 President and Chief Executive Officer                        August 1, 1993

J. E. Sterba.........  43 Executive Vice President and Chief Operating Officer         March 11, 1997
                          Senior Vice President, Bulk Power Services                 December 6, 1994
                          Senior Vice President, Corporate Development               December 7, 1993
                          Senior Vice President, Asset Restructuring                    April 6, 1993
                          Senior Vice President, Retail Electric and Water           January 29, 1991
                          Services

M. D. Christensen....  50 Senior Vice President, New Mexico Retail Services          November 3, 1997
                          Senior Vice President, Customer Service and Public          January 9, 1996
                          Affairs
                          Vice President, Public Affairs                             December 7, 1993
                          Vice President, Communications                                July 22, 1991

R. J. Flynn..........  56 Senior Vice President, Electric Services                   December 1, 1994

M. H. Maerki.........  58 Senior Vice President and Chief Financial Officer          December 7, 1993
                          Senior Vice President, Administration and Chief               March 2, 1993
                          Financial Officer
                          Senior Vice President and Chief Financial Officer              June 1, 1988

P. T. Ortiz..........  48 Senior Vice President, General Counsel and Secretary       December 6, 1994
                          Senior Vice President, Regulatory Policy, General          December 7, 1993
                          Counsel and Secretary
                          Senior Vice President, Public Policy, General                 March 2, 1993
                          Counsel and Secretary
                          Senior Vice President, General Counsel and Corporate       February 4, 1992
                          Secretary

W. J. Real...........  50 Senior Vice President, Gas Services                        December 6, 1994
                          Senior Vice President, Utility Operations                  December 7, 1993
                          Senior Vice President, Customer Service and                   March 2, 1993
                          Operations
                          Executive Vice President, Gas Operations                      June 19, 1990



     Name             Age                     Office                           Initial Effective Date
     ----             ---                     ------                           ----------------------
R. B. Ridgeway.......  40 Senior Vice President, Energy Services                    December 14, 1996
                          Vice President, Corporate Planning                          August 10, 1996
                          Director, Corporate Strategy                                   July 2, 1994
                          Consultant, Competitive Analysis                            October 5, 1992
J. A. Zanotti........  59 Senior Vice President, Human Resources                      January 9, 1996
                          Vice President, Human Resources                               March 2, 1993
                          Senior Vice President, Human Resources and                    July 26, 1990
                          Communications

---------------------

        J.E. Sterba resigned as an executive vice president and chief operating officer of the Company, effective December 31, 1998.

        J.A. Zanotti resigned as a senior vice president, Human Resources of the Company, effective July 31, 1998.

        All officers are elected annually by the board of directors of the Company.

        All of the above executive officers have been employed by the Company and/or its subsidiaries for more than five years in executive or management positions, with the exception of R. J. Flynn. R. J. Flynn has a 30-year history in the utility industry working with Pacific Gas and Electric Company. Since 1989, R. J. Flynn held the position of Regional Vice President, responsible for all gas and electric utility operations in the San Joaquin Valley.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

       The Company's common stock is traded on the New York Stock Exchange. Ranges of sales prices of the Company's common stock, reported as composite transactions (Symbol: PNM), and dividends declared on common stock for 1998 and 1997, by quarters, are as follows:

                                                    Range of
  Quarter Ended                                    Sales Prices
  -------------                                ------------------    Dividends
                                                High         Low     per Share
                                               ------       -----    ---------
  1998
     December 31 .........................    23  5/16    17   3/8      $ - *
     September 30 ........................    23  3/16    19  1/16       0.20
     June 30 .............................    24   3/4    20 15/16       0.20
     March 31 ............................    24 11/16    22   1/8       0.20
                                                                        -----
        Fiscal Year ......................    24   3/4    17   3/8      $0.60
                                                                        =====
  1997
     December 31 .........................    23 15/16    18   7/8      $0.17
     September 30 ........................    19  9/16    17   3/4       0.17
     June 30 .............................    18   5/8    15   3/4       0.17
     March 31 ............................    20   1/2    17   1/4       0.17
                                                                        -----
        Fiscal Year ......................    23 15/16    15   3/4      $0.68
                                                                        =====

       *On January 18, 1999, the Company's Board of Directors ("Board") declared a quarterly cash dividend of 20 cents per share of common stock payable February 19, 1999, to shareholders of record as of February 1, 1999.

       On January 31, 1999, there were 16,390 holders of record of the Company's common stock.

       The Board set the dividend payout ratio below the industry average to allow for dividend growth in the future and to sustain financial flexibility for the Company to respond to potential opportunities in the evolving energy marketplace. In establishing its new dividend policy, the Board weighed the Company's current financial position and its future business plan, as well as the regulatory and business climate in New Mexico. Future dividend declaration will be reviewed for action by the Board. The payment of future dividends will depend on earnings, the financial condition of the Company, market conditions and other factors, including in particular, the outcome of the pending electric rate case proceedings. (See PART II, ITEM 7. - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - OTHER ISSUES FACING THE COMPANY - NMPUC REGULATORY ISSUES - Electric Rate Case".)

Cumulative Preferred Stock

       While isolated sales of the Company's cumulative preferred stock have occurred in the past, the Company is not aware of any active trading market for its cumulative preferred stock. Quarterly cash dividends were paid on the Company's cumulative preferred stock at the stated rates during 1998 and 1997.

ITEM 6. SELECTED FINANCIAL DATA

                                                   1998         1997         1996         1995         1994
                                                ----------   ----------   ----------   ----------  -----------
                                                      (In thousands except per share amounts and ratios)

Total Operating Revenues                        $1,092,445   $1,020,521   $  873,778   $  808,465   $  904,711
Earnings from Continuing Operations             $   95,119   $   86,497   $   72,969   $   75,562   $   80,318
Net Earnings                                    $   82,682   $   80,995   $   72,580   $   75,562   $   80,318
Earnings per Common Share:
  Continuing Operations                         $     2.27   $     2.05   $     1.73   $     1.72   $     1.77
  Basic                                         $     1.97   $     1.92   $     1.72   $     1.72   $     1.77
  Diluted                                       $     1.95   $     1.91   $     1.71   $     1.72   $     1.77
Total Assets                                    $2,576,788   $2,320,555   $2,230,314   $2,035,669   $2,203,265
Preferred Stock with Mandatory Redemption
  Requirements                                         -            -            -            -     $   17,975
Long-Term Debt, including Current Maturities    $1,008,614   $  714,345   $  728,889   $  728,989   $  900,595
Common Stock Data:
  Market price per common share at year end     $   20.438   $   23.688   $   19.625   $   17.625   $   13.000
  Book value per common share at year end       $    20.63   $    19.26   $    18.06   $    16.82   $    15.11
  Average number of common shares outstanding       41,774       41,774       41,774       41,774       41,774
  Cash dividend declared per common share       $     0.60*  $     0.68   $     0.48          -             -
Return on Average Common Equity                        9.9%        10.2%         9.8%        10.7%        12.4%
Capitalization:
  Common stock equity                                 45.4%        52.6%        50.4%        48.6%        39.2%
  Preferred stock:
    Without mandatory redemption requirements          0.7          0.8          0.9          0.9          3.7
    With mandatory redemption requirements             -            -            -            -            1.1
  Long-term debt, less current maturities             53.9         46.6         48.7         50.5         56.0
                                               ------------  -----------  -----------  -----------  -----------
                                                     100.0%       100.0%       100.0%       100.0%       100.0%
                                               ============  ===========  ===========  ===========  ===========

         Due to the discontinuance of the natural gas trading operations of its Energy Services Business Unit (see note 12 of the notes to consolidated financial statements), certain prior year amounts have been restated.

         *On January 18, 1999, the Company's Board declared a quarterly cash dividend of 20 cents per share of common stock payable February 19, 1999, to shareholders of record as of February 1, 1999.

----------

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

                                    OVERVIEW

Restructuring the Electric Utility Industry

        Introduction of competitive market forces and restructuring of the electric utility industry in New Mexico continue to be key issues facing the Company. During 1998, in conjunction with the electric rate case, the Company and other interested parties put significant efforts into negotiating a settlement agreement which would have resolved the rate case and produced a proposal for legislation for open access and electric competition for the Company's customers (see "Electric Rate Case" below). However, efforts failed due to various unresolved issues among the parties.

       Senator Michael Sanchez, chairman of the New Mexico Legislative Interim Committee on Utilities and Telecommunications, introduced a senate bill, Electric Industry Restructuring Act of 1999, in the 1999 New Mexico Legislature on February 5, 1999. The bill includes provisions for the protection of the residential and small business customers during the transition period and also includes provisions to preserve the financial integrity of the state's electric utilities by giving reasonable opportunity to recover stranded costs. (See "ELECTRIC INDUSTRY RESTRUCTURING ACT OF 1999" below.)

       At the  Federal  level,  there  are a number  of  proposals  on  electric restructuring being considered with no concrete timing for definitive actions. It is expected that previously introduced restructuring bills will be re-introduced this year. Issues such as stranded cost recovery, market power, utility regulations reform, the role of states, subsidies, consumer protections and environmental concerns are expected to be at the forefront of the Congressional debate. In addition, the FERC has stated that if Congress mandates electric retail access, it should leave the details of the program to the states and the FERC has the authority to order the necessary transmission access for the delivery of power for the states' retail access programs.

       Although it is unable to predict the ultimate outcome of possible retail competition initiatives, the Company has been and will continue to be active at both the state and Federal levels in the public policy debates on the restructuring of the electric utility industry. The Company will continue to work with customers, regulators, legislators and other interested parties to find solutions that bring benefits from competition while recognizing the importance of reimbursing utilities for past commitments.

Competitive Strategy

       The restructuring of the electric utility industry will provide new opportunities; however, the Company anticipates that it will experience downward pressure on the Company's utility earnings from their current levels. The reasons for the downward pressure include possible limits on return on equity, disallowance of some stranded costs and the potential loss of certain customers in a competitive environment.

       To better position itself for competition, the Company adopted a new internal corporate structure in January 1999. With the new corporate structure, the regulated businesses will be separated from the other business activities which the Company anticipates will be unregulated in the future. The Company's realignment of its business structure was approved by the Board in January 1999. If the Electric Industry Restructuring Act of 1999 is passed, the Company is planning to seek shareholder and other regulatory approvals to form a holding company by January 2001. Under a holding company structure, the regulated businesses (natural gas and electric transmission and distribution) will be grouped under a separate company (wires and pipes company) and would focus on the core utility business in New Mexico. The proposed unregulated businesses (power production, bulk power marketing and energy services) would aggressively pursue their efforts to expand energy marketing and utility related businesses into carefully targeted markets in an effort to increase shareholders' value. The Company believes that successful operations of its proposed unregulated business activities under a holding company structure will better position the Company in an increasingly competitive utility environment

         The Company's bulk power operations have contributed significant earnings to the Company in recent years as a result of increased off-system sales due, in part, to favorable weather conditions experienced in the Southwest. The Company plans to expand its wholesale power trading functions which could include an expansion of its generation portfolio. The Company continuously evaluates its physical asset acquisition strategies to ensure an optimal mix of base-load generation, peaking generation and purchased power in its power portfolio. Under the proposed senate bill, the generation assets of the Company's electric operations would be separated from the regulated businesses. Depending upon the aspects of the legislation that are ultimately enacted into law, an expansion of the Company's generation assets might occur without a regulatory approval process. In addition to the continued power trading operations, the Company will further focus on opportunities in the market place where excess capacity is disappearing and mid- to long-term market demands are growing.

       The Company's competitive businesses, through its Energy Services Business Unit, will continue to seek opportunities in the area of water and wastewater management services and utility related management and operations services for Federal installations and other large commercial institutions. In order to focus on profitable ventures, the Company made a decision to exit the unsuccessful natural gas trading business in August 1998 and completely disposed of its natural gas trading operations in December 1998. The Company's Energy Services Business Unit currently operates the City of Santa Fe's water system and is expanding such services to other communities, including Indian tribes. The Company is expanding its utility related services such as providing metering services, energy and process optimization solutions and energy consulting services in the deregulated energy markets in the Southwest. The Company is also pursuing business opportunities to serve mid-sized utilities, including cooperatives, municipalities and others with cost effective billing and collection services. The Company intends to move forward during the interim period to form and invest in the three wholly-owned subsidiaries to achieve competitive business strategies. The Company does not anticipate an earnings contribution from its Energy Services Business Unit over the next few years.

                         LIQUIDITY AND CAPITAL RESOURCES

Capital Requirements and Liquidity

        Total capital requirements include construction expenditures as well as other major capital requirements and cash dividend requirements for both common and preferred stock. The main focus of the Company's construction program is upgrading generating systems, upgrading and expanding the electric and gas transmission and distribution systems and purchasing nuclear fuel. Total capital requirements and construction expenditures for 1998 were $161.6 million and $128.8 million, respectively. Projections for total capital requirements and construction expenditures for 1999 are $176 million and $145 million, respectively. Such projections for the years 1999 through 2003 are $769 million and $609 million, respectively. These estimates are under continuing review and subject to on-going adjustment.

        The Company's construction expenditures for 1998 were entirely funded through cash generated from operations. The Company currently anticipates that internal cash generation will be sufficient to meet capital requirements for the years 1999 through 2003. To cover the difference in the amounts and timing of cash generation and cash requirements, the Company intends to use short-term borrowings under its liquidity arrangements.

        At the end of February 1999, the Company had $405 million of available liquidity arrangements, consisting of $300 million from a senior unsecured revolving credit facility ("Credit Facility"), $80 million from an accounts receivable securitization and $25 million in local lines of credit. The Credit Facility will expire in March 2003.

        As of December 31, 1998, the Company had approximately $61.3 million in cash and temporary investments and $26.6 million in short-term borrowings.

Financing Capability

        The Company's ability to finance its construction program at a reasonable cost and to provide for other capital needs is largely dependent upon its ability to earn a fair return on equity, results of operations, credit ratings, regulatory approvals and financial market conditions. Financing flexibility is enhanced by providing a high percentage of total capital requirements from internal sources and having the ability, if necessary, to issue long-term securities, and to obtain short-term credit. Standard & Poor's Corp. and Moody's Investors Services, Inc. currently maintain the Company's credit ratings at one level below investment grade. Duff & Phelps Credit Rating Co. currently maintains an investment grade rating for the Company's first mortgage bonds, but continues to rate all other securities of the Company below investment grade. The Company may face limited credit markets and higher financing costs as a result of its securities being rated below investment grade. As a result of the recently issued unfavorable NMPUC orders which have been appealed to the New Mexico Supreme Court ("Supreme Court") (see "Electric Rate Case" and "Residential Electric, Incorporated ("REI")" in NMPUC REGULATORY ISSUES below), the major rating agencies put the Company on a credit watch list for a possible downgrade.

       Covenants in the Company's PVNGS Units 1 and 2 lease agreements (see PART I, ITEM 2. - "PROPERTIES Nuclear Plant") limit the Company's ability, without consent of the owner participants in the lease transactions: (i) to enter into any merger or consolidation, or (ii) except in connection with normal dividend policy, to convey, transfer, lease or dividend more than 5% of its assets in any single transaction or series of related transactions. The Facility imposes similar restrictions regardless of credit ratings.

Financing Activities

       By written consents executed in March 1998, the holders of more than 75% of the outstanding first mortgage bonds approved certain revisions to the mortgage to allow the Company more flexibility with respect to property releases, as well as with respect to covenants and administrative requirements under the mortgage. In March 1998, the Company replaced the first mortgage bonds collateralizing $463 million of tax-exempt pollution control revenue bonds ("PCBs") with senior unsecured notes ("SUNs") which were issued under a new senior unsecured note indenture. Also, in March 1998, the Company retired $140 million principal amount of first mortgage bonds. While first mortgage bonds continue to serve as collateral for PCBs in the outstanding principal amount of $111 million, the lien of the mortgage was substantially reduced to cover only the Company's ownership interest in PVNGS.

       Coincident with the above transactions, the Company established a five-year, $300 million Credit Facility to replace the Company's $100 million secured revolving credit facility. Funds borrowed through this Credit Facility were used to retire the $140 million principal amount of first mortgage bonds.

       In August 1998, the Company issued and sold $435 million of SUNs in two series. Approximately $420 million from the proceeds from the sale of the SUNs were loaned to PVNGS Capital Trust ("Capital Trust"), a special purpose entity established in August 1998, for the purpose of purchasing PVNGS lease debt ("Lease Debt") held by the Company as well as Lease Debt publicly held. The Capital Trust currently holds all the outstanding Lease Debt, and all the publicly-held lease obligation bonds have been retired. As a result, the Company received approximately $288 million from Capital Trust for its investment in Lease Debt and paid off its outstanding short-term debt. In addition, the Company invested approximately $13.4 million in Capital Trust in August 1998.

       In 1999, the Company intends to request PRC authority to issue $11.5 million in tax-exempt PCBs in connection with the retrofit of the pollution control facilities at the SJGS.

       The Company currently has no other requirements for long-term financings during the period of 1999 through 2003. However, during this period, the Company could enter into long-term financings for the purpose of strengthening its balance sheet and reducing its cost of capital. The Company continues to evaluate its investment and debt retirement options to optimize its financing strategy and earnings potential. No additional first mortgage bonds may be issued under the Company's mortgage. The amount of SUNs that may be issued is not limited by the SUNs indenture. However, debt to capital requirements in certain of the Company's financial instruments would ultimately restrict the Company's ability to issue SUNs.

Dividends

       The Company resumed the payment of cash dividends on common stock in May 1996. The Company's board of directors reviews the Company's dividend policy on a continuing basis. The declaration of common dividends is dependent upon a number of factors including earnings and financial condition of the Company, the Supreme Court's decisions on the Company's various regulatory cases currently pending (see "NMPUC REGULATORY ISSUES" below) and market conditions.

Capital Structure

        The Company's capitalization, including current maturities of long-term debt, at December 31 is shown below:

                                                1998        1997       1996
                                                ----        ----       ----

    Common Equity............................   45.4%       52.6%      50.4%
    Preferred Stock..........................    0.7         0.8        0.9
    Long-term Debt...........................   53.9*       46.6       48.7
                                               -----       -----      -----
       Total Capitalization**................  100.0%      100.0%     100.0%
                                               =====       =====      =====


   * Increase was due to the issuance of $435 million of SUNs in August 1998. ** Total capitalization does not include as debt the present value ($161 million as of December 31, 1998) of the Company's lease obligations for PVNGS Units 1 and 2 and EIP.

                              RESULTS OF OPERATIONS

       Basic earnings per share from continuing operations were $2.27, a 10.7 percent increase over the $2.05 earned in 1997 and a 31.2 percent increase over the $1.73 earned in 1996. Total basic earnings per share including discontinued operations were $1.97, $1.92 and $1.72 for 1998, 1997 and 1996, respectively.

Continuing Operations

       Electric gross margin (operating revenues less fuel and purchased power expense) increased $38.2 million in 1998 over 1997 as a result of the success in wholesale power marketing operations. Electric gross margin for 1997 increased $20.1 million over 1996 as a result of retail load growth and increased wholesale marketing activities. Wholesale power sales exceeded retail sales for the second year in a row in 1998. Sales for resale totaled 8.8 million MWh in 1998, up approximately 2.0 million MWh over 1997 and 4.2 million MWh over 1996. An unusually hot summer in Arizona and California contributed, in part, to the profitable bulk power operations in 1998; however, the success of the Company's bulk power operation was also attributable to the location of the Company's assets in the Southwest. The favorable results of the Company's bulk power operations are not necessarily indicative of future operating results.

       Gas gross margin (operating revenues less gas purchased for resale) decreased $3.8 million in 1998 from 1997 as a result of warmer weather conditions in 1998. Such margin increased $1.3 million in 1997 over 1996 due to the implementation of a higher fixed monthly customer charge (access fee) in February 1997 pursuant to a gas rate order.

       Other operation and maintenance ("O&M") expenses increased $23.9 million in 1998 over 1997 due to: (i) the recording of expenses associated with PVNGS spent fuel disposal costs; (ii) increased maintenance activities at SJGS; (iii) increased 401(k) benefit expense; (iv) increased O&M expense for Energy Services; and (v) increased expenses associated with the Year 2000 program. Such O&M expenses in 1997 increased $9.4 million over 1996 due to: (i) a write-off of obsolete inventory and undistributed stores expense at PVNGS; (ii) higher distribution expense for increased maintenance and service enhancement efforts;
(iii) increased customer service related and sales expense; and (iv) a severance accrual at the SJGS.

       Depreciation and amortization expenses increased $3.4 million in 1998 due to increased utility plant and a write-off of certain unamortized computer software costs. Such expenses increased $4.6 million in 1997 as a result of additional utility plant and an adjustment recorded in 1996 for the over amortization of certain intangible utility plant.

       Net other income and deductions increased $9.5 million over a year ago as a result of the investment income from Capital Trust, proceeds from a litigation settlement and the reversal of a gas rate case reserve. Net other income and deductions in 1997 increased $11.9 million over 1996 due to higher interest income from the investment in PVNGS Lease Obligation Bonds ("PVNGS LOBs") and a 1996 reserve for matters related to a gas rate case, offset by a curtailment gain resulting from the change in the Company's pension plan in 1996.

       Net interest charges increased $7.0 million in 1998 due to the issuance of $435 million of SUNs and increased short-term borrowings for the retirement of $140 million of first mortgage bonds. Net interest charges for 1997 increased $1.5 million over 1996 due to short-term borrowings for the purchase of the $200 million of PVNGS LOBs in late 1996.

Discontinued Operations

       On August 4, 1998, the Company adopted a plan to discontinue the gas trading operations in its Energy Services Business Unit. The gas trading business was completely disposed of by the end of 1998. Accordingly, the Company recorded a loss of $5.1 million, net of tax. In addition, losses from operations of the discontinued segment, net of tax were $7.4 million in 1998 compared to $5.5 million in 1997. (See note 12 of the notes to consolidated financial statements.)

                         OTHER ISSUES FACING THE COMPANY

ELECTRIC INDUSTRY RESTRUCTURING ACT OF 1999

       Senate Bill 428, sponsored by Senator Michael Sanchez, was introduced in the 1999 New Mexico Legislature on February 5, 1999. Under the proposed bill, customer choice of power supplier would be available to schools, residential customers and small business customers in New Mexico beginning January 1, 2001, and to all customers beginning January 1, 2002. Transmission and distribution services along with related services such as meter reading and billing would remain subject to the PRC jurisdiction. This bill would not require a public utility to divest itself of any of its assets owned or leased. However, before January 1, 2001, a public utility would be required to organize into at least two corporations, dividing regulated from unregulated services through either the creation of separate affiliated companies under a holding company or through the creation of separate non-affiliated corporations.

       If enacted, the bill would require all public utilities operating in New Mexico to submit a transition plan to the PRC no later than March 1, 2000, to be approved no later than December 1, 2000. The transition plan would include proposed tariffs for transmission and distribution services, together with proposed standard offer service tariffs for residential and small business customers who do not select a power supplier. The plan would also include proposals for effectively separating the utilities' regulated and non-regulated business activities.

       The bill recognizes that electric utilities should be permitted a reasonable opportunity to recover an appropriate amount of the costs incurred previously in providing electric service ("stranded costs"). Stranded costs include plant decommissioning costs, regulatory assets, lease and lease-related costs and other costs recognized under cost-of-service regulation. Utilities would be allowed to recover no less than 50 percent of such costs through a nonbypassable charge on all customer bills for five years after implementation of customer choice. The PRC could authorize a utility to recover up to 100 percent of its stranded costs if the PRC finds that recovery of more than 50 percent: (i) is in the public interest; (ii) is necessary to maintain the financial integrity of the public utility; (iii) is necessary to continue adequate and reliable service; and (iv) will not cause an increase in rates to residential or small business customers during the transition period. Utilities would also be allowed to recover in full any costs incurred in implementing full open access ("transition costs"). Those transition costs would be recovered through 2007 by means of a separate wires charge. Due to uncertainties in the bill regarding the amounts of recovery and calculation of stranded costs, the Company is currently unable to determine what financial impact the bill, if enacted, will have on the Company.

       Other significant provisions of the bill include: (i) customers would be allowed to prepay their allotted share of stranded costs prior to the implementation of choice for that customer class; (ii) the PRC would adopt and enforce codes of conduct to protect customer privacy and prevent such anticompetitive practices as cross-subsidization or favoritism of non-regulated energy suppliers by regulated affiliates; and (iii) a system benefit charge of $0.0003 per KWh would be added to customer bills to fund no less than $500,000 annually for low income energy assistance programs, and no more than $4 million a year for renewable energy projects, in addition to other public interest programs. The bill provides for penalties of up to $2 million for each violation of the Act. The bill also requires licensing for competitive power suppliers, which is defined to include providers of energy-related services.

       The Company's primary concerns with the proposed bill revolve around the treatment of stranded cost recovery. The Company intends to work with the bill's sponsor, interested parties, and the Legislature as a whole to address its concerns and to maximize the chances for passage of restructuring legislation which is beneficial to the State as a whole. It is the Company's position that this bill goes a long way in properly balancing the interests involved, and, in that respect, provides a good vehicle for the passage of restructuring legislation in this session.

       On February 28, 1999, the full Senate passed the bill with various amendments by a vote of 32-6. The Bill has been assigned to both the Business and Industry Committee and the Appropriation and Finance Committee in the State House of Representatives ("House") for consideration. The House has a similar competing bill, House Bill 865, that has been assigned to the House Judiciary Committee and the House Appropriation and Finance Committee. No hearings have been scheduled on House Bill 865. The most significant difference between the two bills is the size of the proposed subsidy for renewable energy technology. The House bill earmarks approximately $20 million a year for renewable technology, compared to $4 million designated in Senate Bill 428. However, it is likely that, like the Company, other parties will continue to seek to amend various provisions of the bill. Given the Legislature's past reluctance to implement retail competition, the Company is unable to predict whether or not legislation will pass or what its provisions are likely to be.

NMPUC REGULATORY ISSUES

Electric Rate Case

       On November 30, 1998, the NMPUC issued a final order in the Company's electric rate case. In the final order, the NMPUC ordered the Company to reduce its rates for certain cost of service items and for the revaluation of its generation resources based on a so-called "market-based price" and further stated that recovery of stranded costs is illegal. The NMPUC's order would require the Company to reduce rates in 1999 by $60.2 million, by $25.6 million in 2000 and by an additional $25.6 million in 2001. If the order is implemented and the Company is required to collect its generation costs at a rate lower than its embedded cost of generation with no recovery of stranded costs, the Company could be required to record a pre-tax accounting loss of up to $540 million.

       On December 14, 1998, the Company filed a notice of appeal with the Supreme Court, requesting a stay of the final order pending appeal. The Company argued that it met the standard for a stay in that there is a likelihood the Company will prevail on the merits and irreparable harm would occur to the Company if the stay were not granted and no irreparable harm would occur to opponents or the public by granting the stay. The Supreme Court granted the Company's motion for a stay of the final order on December 16, 1998, prohibiting any further actions or proceedings until further order of the Supreme Court.

       On December 23, 1998, the NMPUC filed a motion with the Supreme Court, requesting the Supreme Court reverse its order so that an immediate $61 million rate cut could be granted to the Company's customers or, in the alternative, allow an immediate rate reduction of approximately $37 million, which is the amount the NMPUC said it would have ordered if it had not revalued generation assets. On January 13, 1999, the Supreme Court rejected the NMPUC's motion and affirmed the stay on the electric rate case order indefinitely until the merits of the case are decided. In addition, the Supreme Court combined the electric rate case and the REI case (see below).

       On March 1, 1999, after hearing oral arguments including arguments by the PRC supporting the NMPUC order, the Supreme Court took under advisement the appeal of the NMPUC order on the Company's electric rate case and the writ petition regarding the rate case (see below). The Supreme Court continued the stay preventing implementation of the NMPUC rate reduction, pending its decision.

Residential Electric, Incorporated ("REI")

       In October 1998, REI, a new entity incorporated in the state of New Mexico for the purpose of supplying electricity to retail customers, filed the following with the NMPUC: (i) an application for a certificate of convenience and necessity and an advice notice, requesting authority to provide electric services within the metropolitan areas of Albuquerque, Rio Rancho and Santa Fe; and (ii) an application and complaint seeking the unbundling of distribution and transmission facilities of the Company and the use of these facilities by REI to deliver its power supplies to retail customers. Included in the filing were a motion for a procedural and case management order and a brief discussing legal principles based on NMPUC orders in other cases.

       Hearings were held at the NMPUC in November 1998. Subsequently, the NMPUC held oral arguments on November 23, 1998, in lieu of briefs, and took the matter under advisement. The NMPUC issued its order approving REI's requests on November 30, 1998.

       On December 29, 1998, the Company and the AG each filed their respective notices of appeal of the REI decision at the Supreme Court. In a related matter, a bipartisan group of legislators, the local business manager of the International Brotherhood of Electrical Workers, and a member of the Company's shareholder alliance filed a petition on December 21, 1998, at the Supreme Court seeking a writ of mandamus (the "writ proceeding") declaring the rate case order and the REI order as a violation of the separation of powers clause of the State constitution and prohibiting their enforcement, and requesting a stay of the REI order. The Supreme Court granted a stay with respect to the REI order and held a hearing on the issues on January 13, 1999. At the hearing, the Supreme Court ordered the consolidation of the Company's rate case appeal, the Company's REI appeals, and the writ proceeding, and continued the stays.

       On March 1, 1999, after hearing oral arguments, the Supreme Court granted the writ of mandamus, overturning the REI order, finding that the NMPUC had overstepped its authority and departed from the principles that have guided regulatory policy in New Mexico since 1941.

City of Albuquerque ("COA") Retail Pilot Load Aggregation Program

       The COA filed a petition with the NMPUC in September 1997 to institute a Retail Pilot Load Aggregation Program (the "pilot") wherein COA would serve as a load aggregator, and the pilot would consist mainly of COA facility loads. Hearings on COA's pilot proposal were held in January 1998. The Company opposed the program from the outset stating, among other things, that only the New Mexico Legislature has the authority to order retail competition or a pilot on retail access and that the pilot being proposed by COA would provide very little useful information on retail access. The NMPUC issued an order in August 1998 requiring the Company to implement a 16 MW retail pilot program for a one year period starting in December 1998. In November 1998, the NMPUC issued an order requiring the Company to begin pilot enrollment by January 12, 1999, and to implement the pilot on or before March 1, 1999. The Company filed a motion for stay with the Supreme Court, arguing that the NMPUC lacks authority to order retail competition through a pilot program. On December 15, 1998, oral arguments were held at the Supreme Court and the Supreme Court issued an order, staying the NMPUC's order on the pilot.

City of Gallup ("Gallup") Complaint

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

       In September 1998, the NMPUC issued a final order without conducting a hearing, stating that Pitt-Midway is not, as a matter of law, obligated to be a customer of the Company, and ordered that the Company start on or before October 1, 1998 to: (i) wheel power on behalf of Gallup pursuant to existing contractual obligations under an agreement; (ii) deliver power to Gallup at a specified substation pursuant to a contract agreement; and (iii) transfer ownership of a specified transmission line to Pitt-Midway pursuant to a 1975 agreement.

       The Company strongly disagreed with the NMPUC's decision and filed, in September 1998, a motion with the Supreme Court, requesting an emergency stay of the NMPUC order pending its appeal of the order. The Company believes that the issues are complex, that the NMPUC was premature in issuing a final order without evidentiary proceedings and that the NMPUC has exceeded its jurisdiction and has attempted to preempt FERC authority. The Supreme Court denied the Company's request and remanded the matter back to the NMPUC for consideration of matters raised by the Company. The Company also filed a petition for declaratory order at the FERC regarding several jurisdictional issues in the NMPUC's order.

       The remanded issues were reheard at the NMPUC during October 1998. On November 30, 1998, the NMPUC issued its "final order on remand", which essentially reaffirmed its earlier position and order. The Company filed a supplement to its September 1998 petition for declaratory order at FERC to add the NMPUC's "final order on remand" to its previously filed information. On December 15, 1998, the Company also filed a supplement to its notice of appeal at the Supreme Court to add the "final order on remand" to the record.

       The Company worked diligently with Gallup to meet obligations of the final order on remand. However, Gallup notified the Company that it was terminating negotiations until all the pending issues were resolved at the FERC and the Supreme Court.

       The Company maintains its position that the FERC has exclusive jurisdiction over any wholesale transactions, including wholesale power sales to Gallup, interconnection agreements and wholesale power wheeling on behalf of Gallup. The Company also believes that the NMPUC orders disregarded New Mexico law with the respect to municipal boundary limitations. On February 17, 1999, the Company filed its brief-in-chief in this matter at the Supreme Court. The Company is currently unable to predict the ultimate outcome of this case and the effects thereof.

SAN DIEGO GAS AND ELECTRIC COMPANY ("SDG&E") COMPLAINTS

       The Company has a 100 MW power sales contract with SDG&E that began in June 1988 and extends through April 2001. In 1993, 1996 and 1997, SDG&E filed three separate and similar complaints with the FERC, alleging that certain charges under the power sales agreement were unjust, unreasonable and unduly discriminatory. In each of the complaints, SDG&E requested the FERC to investigate the charges under the agreements. The Company filed responses to each of the complaints, denying the allegations made by SDG&E, and requested the FERC dismiss each complaint. The Company has estimated that if the relief sought by SDG&E is granted for all three complaints, the annual demand charges paid by SDG&E would be significantly reduced from the date of the ruling through April 2001, and could result in a refund of approximately $41.6 million as of December 31, 1998.

       In December 1998, the FERC issued an order on the complaints, consolidating all three dockets, conditionally denying the Company's motion to dismiss the complaints made in 1993 and 1996, and denying the motion to dismiss the 1997 complaint. In the order, the FERC stated that it was setting the complaint for a trial-type, evidentiary hearing, but would hold the hearing in abeyance and encouraged the parties to make every effort to reach a settlement before any hearing procedures begin. The FERC indicated that this matter was a good candidate for settlement because the complaint was confined to narrow, specific rate issues. The FERC also provided for a settlement judge to assist the parties in arriving at a settlement. In the event the parties are unable to reach a settlement, a public hearing will be held and the FERC estimated that a final decision would not be issued until October 15, 2001. On December 23, 1998, SDG&E filed a fourth complaint with the FERC, making the same allegations. The Company again filed a response denying the allegations and requesting summary dismissal. If the relief sought by the fourth complaint is granted, the Company would be required to refund an additional $12.5 million plus interest. The refund period covered by the fourth complaint is February 1999 through May 2000.

       Settlement discussions with SDG&E and the FERC Staff were held with the settlement judge on March 4, 1999. However, the parties were unable to reach settlement on the issues and the complaint cases will be set for public hearing. The Company firmly believes that all four complaints are without merit and intends to vigorously defend its position. The Company cannot predict the outcome of any proceeding to be held at the FERC.

NEW CUSTOMER BILLING SYSTEM

       On November 30, 1998, the Company implemented a new customer billing system. Due to a significant number of problems associated with the implementation of the new billing system, the Company has been unable to send proper bills or bills at all to approximately 10% of its accounts. Under PRC rules and PRC-approved Company rules, the Company is required to issue customer bills on a monthly basis.

       On February 2, 1999, the Company filed an application for temporary variance, allowing it to send bills for more than one billing cycle and setting forth a process designed to mitigate the impact to customers who receive bills for more than one month of service. The PRC Staff recommended that the PRC grant the Company a variance under certain conditions and docket a formal investigation into the prudency of the selection, analysis, implementation, operational performance and associated costs of the new billing system.

       On February 16, 1999, the PRC issued an order granting the Company a temporary variance through April 15, 1999, which will allow the Company to issue bills to customers that have been delayed from 60-120 days. The PRC's order also delayed the docketing of a prudence investigation. In accordance with the order, the Company submitted a status report on the billing system problems on March 2, 1999, and is required to continue to provide twice weekly updates to the PRC Staff. In addition, the order stated that the granting of temporary variances shall neither excuse the Company from past or ongoing violations of the New Mexico Public Utility Act ("Utility Act") or PRC rules, nor act as retroactive authorization for actions taken by the Company associated with the implementation of the new billing system. The order further provided that a hearing examiner take evidence on whether the Company has violated or is violating PRC rules, regulations, orders or the Utility Act, and if so, whether sanctions or fines should be imposed. The PRC may impose penalties for violations of the Utility Act or failure to obey any lawful order of the PRC in the amount of $100 to $100,000 for each violation.

       Because of the problems associated with the Company's new customer billing system, the Company has been estimating revenues, customer accounts receivable and bad debt expense since its implementation in November 1998. The Company's financial, tax and regulatory reports reflect these estimates. The Company has been diligently working with the software manufacturer to resolve the problems in an expeditious manner; however, the Company is currently unable to predict the ultimate timing for the completion of the remediation effort or ultimate regulatory actions regarding these problems or the ultimate impact on the Company.

THE YEAR 2000 ISSUE

Background

       The Year 2000 issue is a consequence of computer programs ("Information Technology Systems" or "IT Systems") being written using two digits rather than four digits to define the applicable year. As a result, computer systems could recognize the year 2000 as the year 1900. This could result in a system failure or miscalculations causing disruptions of operations. Equipment that contains embedded chips ("Embedded Systems") may also be affected by the Year 2000 issue. Equipment affected may include such things as hand held meter reading devices, distribution and transmission control systems, elevators, routers and generator controls.

       The Company has adopted a plan to address the Year 2000 issue for internal systems and external dependencies ("Year 2000 Project"). The Year 2000 Project is comprised of eight phases: (1) Awareness; (2) Inventory; (3)
Assessment; (4) Planning and Scheduling; (5) Repair; (6) Testing; (7) Re-Integration/Deployment; and (8) Company-Wide Testing.

State of Readiness

       In early 1998, the Company established completion date goals for each of the eight phases. Those goals were established at a point when the Company was still in the early stages of evaluating the extent of the effort required company-wide to complete the Year 2000 Project. Those goals and the estimated status of each phase as of February 28, 1999, are set out below:

                                      Phase Targeted        Estimated Status of
   Year 2000 Project Phase           Completion Dates            Completion*
   -----------------------           ----------------       -------------------

Awareness Phase                          06/01/98                 Completed
Inventory Phase                          06/26/98                    97%
Assessment Phase                         08/28/98                    81%
Planning and Scheduling Phase            10/30/98                    61%
Repair Phase                             04/02/99                    32%
Testing Phase                            05/28/99                    11%
Re-Integration/Deployment Phase          07/02/99                     6%
Company-Wide Testing Phase               10/01/99                     2%

   * The stated percentages represent the status of completion as of February 28, 1999, of all of the Company's IT Systems and Embedded Systems, including mission critical systems. For purposes of this presentation, "mission critical systems" include systems whose failures could cause an interruption in the supply of electricity or gas to the Company's customers, could interfere with the Company's ability to communicate with customers, or could interfere with the Company's cashflow.

       The estimated status of any of the eight phases may be adjusted upon completion of the Assessment Phase on the basis of information then available to the Company. However, until completion of the Assessment Phase, the Company is unable to reliably estimate the completion status of each of those phases. Work in the Company-Wide Testing Phase commences when all segments of a process have completed remediation. A segment is the portion of a process that receives input from and/or sends output to another segment of a process.

       At the inception of the Year 2000 Project, there were several projects then underway to upgrade and replace some IT Systems and Embedded Systems. One result of those projects was to make the systems Year 2000 compliant. Due, in part, to the status of those projects and the fact that the Year 2000 issue affects each area of the Company in different ways, the Year 2000 Project is at varying stages of completion throughout the Company.

       Several IT Systems known to be noncompliant have already been remediated. Other IT Systems that are determined to be noncompliant will be remediated according to schedules established during the Planning and Scheduling Phase of the Year 2000 Project. Most of the Company's mission critical systems are in the operations areas and are a combination of both IT Systems and Embedded Systems. While the Company can, in many instances, perform the necessary test and remediation functions on the IT portion of these systems, the Company does not generally possess the required equipment and skills necessary to test and remediate the embedded portion of these systems at the microchip level and must, therefore, rely upon manufacturers or suppliers to assist in remediating noncompliant systems. Where necessary, the Company has contracted with vendors to assist with the assessment, remediation and testing work required in this area.

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

Costs

       The Company currently estimates that during 1999, the Year 2000 Project will generate incremental expenditures of approximately $12.6 million. An additional $2.7 million of payroll cost will be transferred from other operations and maintenance expenses. In the year 2000, the Company will incur additional expenditures associated with the steps necessary to finalize the Year 2000 Project and document results. The estimate does not include the cost of upgrades and replacements of the systems that were undertaken independent of the Year 2000 issue where the projects have not been accelerated to address the Year 2000 issue, even though one result is that those systems will be Year 2000 compliant. The Company's estimate is under continuous review as the Year 2000 Project proceeds. During 1998, the Company incurred approximately $5.3 million of costs for the Year 2000 Project.

Risks

       The Company is connected to one of the three major electric grids for North America. That electric grid known as the Western Interconnection connects utilities throughout the western portion of North America. The stability and reliability of the operations of each utility on any of the electric grids is, to a certain extent, dependent upon these interconnections. A major disturbance within a grid can have an immediate effect throughout the grid. Even though the Company addresses the Year 2000 issue for its systems, it could still encounter difficulties due to the state of readiness of another utility on the Western Interconnection. There is a likelihood of at least minor disruptions on the grid as a result of the Year 2000 issue. The Company is working with the Western Systems Coordinating Council ("WSCC"), as well as with the utilities with which the Company is directly connected on the grid. The Company will participate in the initiatives of WSCC in connection with grid stability.

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

       The goal of the Company has been to make its mission critical systems Year 2000 compliant by mid-1999. However, because the Company must rely on outside vendors for the remediation of a portion of its mission critical systems, there is a probability that remediation and testing will not be completed on some of these systems until after this date. If a delay past mid-1999 is anticipated, then specific contingency plans will be developed. The Company anticipates that the conversion of certain non-critical systems may not be completed until late 1999. The Company believes that if remediation of its mission critical IT Systems and Embedded Systems is not completed timely, the Year 2000 issue could have a material adverse impact on the Company's operations.

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

       The Company currently expects that the most reasonably likely worst case scenario in connection with its electric operations will be voltage variations and some frequency variations around the time of the date rollover to January 1, 2000, and in the following several days. The volume of these events is expected to be greater than during normal operations. The result will be that the Company will not be able to control these variations and maintain system stability to the usual degree. The Company currently believes that existing contingency plans should adequately address this scenario. The operations of only a small number of customers would be sensitive to such variations. The Company does not expect these variations to have a material adverse impact on the Company's operations. It is also possible, but less likely, that there may be intermittent, short duration electric outages occurring during the several days following the date rollover to January 1, 2000.

       The Company is, nevertheless, developing contingency plans intended to further improve the probability that no interruptions in the delivery of electricity to its customers will occur. These plans are being developed both internally and in conjunction with the WSCC. The WSCC has made certain recommendations for electric operations around the date rollover to January 1, 2000. The Company's contingency plans are consistent with those recommendations. The Company will be establishing a company-wide emergency operations center that will be staffed prior to the date rollover to January 1, 2000, until it is decided that the center is no longer required for Year 2000 contingency planning purposes. The Company will have additional staff present at its power plants and mission critical substations and switching facilities in case there is a need to manually operate any systems or make any repairs. Remote facilities will have backup communications systems in place.

       The Company currently expects that the most reasonably likely worst case scenario in connection with its gas operations is the loss of electric supply to certain compression and processing facilities belonging to the Company's gas suppliers and transporters. However, the suppliers and transporters have provided the Company with information that indicates that there is adequate natural gas fired compression on their systems to maintain main line pressures. Further they have represented that the primary processing facilities have adequate backup sources of electric generation to operate without interruption. If these facilities incur other unexpected Year 2000 problems, they can bypass the processing facilities and run the gas through dehydrators to dry the gas prior to delivery to the main pipelines.

       The Company is developing contingency plans intended to further improve the probability that no interruptions of gas supply will occur. In addition to the company-wide emergency operations center, the Company will have employees stationed at mission critical gas interchange points to allow for manual operation if required. Backup communications systems will be in place for remote facilities. Alternate operating procedures will be in place in order to maintain pipeline pressures if any problems are experienced with the backup communications systems. The Company will have additional supply contracts in place to allow for delivery of gas from multiple points in case one or more transporters are unable to deliver the full contracted quantity of gas.

Year 2000 Readiness Disclosure

       The Year 2000 statements in "The Year 2000 Issues" section are Year 2000 Readiness Disclosures pursuant to the Year 2000 Information and Readiness Disclosure Act, Pub. L. No. 105-271, 112 Stat. 2386 (1998).

COAL FUEL SUPPLY

       The coal requirements for the SJGS are being supplied by SJCC, a wholly owned subsidiary of BHP, from certain Federal, state and private coal leases under a Coal Sales Agreement, pursuant to which SJCC will supply processed coal for operation of the SJGS until 2017. The primary sources of coal for current operations are a mine adjacent to the SJGS and a mine located approximately 25 miles northeast of the SJGS in the La Plata area of northwestern New Mexico.

       In 1997, the Company was notified by SJCC of certain audit exceptions identified by the Federal Minerals Management Service ("MMS") for the period 1986 through 1997. These exceptions pertain to the valuation of coal for purposes of calculating the Federal coal royalty. Primary issues include whether coal processing and transportation costs should be included in the base value of La Plata coal for royalty determination.
Administrative appeals of the MMS claims are pending.

       The Company was notified during the fourth quarter of 1998 that the MMS agreed to a mediation of the claims. It is the Company's understanding that the mediation will occur during 1999. The Company is unable to predict the outcome of this matter and the Company's exposures have not yet been assessed.

       The Company was also notified of claims by a private royaltyholder involving royalty valuation at the La Plata Mine. During the fourth quarter of 1998, the Company was notified that settlement discussions with the private royaltyholder resulted in potential agreement on all claims. Based on the Company's understanding of the proposed settlement, it does not believe that a material impact will result.

       In 1996, the Company was notified by SJCC that the Navajo Nation has proposed to select certain properties within the San Juan and La Plata Mines (the "mining properties") pursuant to the Navajo-Hopi Land Settlement Act of 1974 (the "Act"). The mining properties are operated by SJCC under leases from the BLM and comprise a portion of the fuel supply for the SJGS. An administrative appeal by SJCC is pending. In the appeal, SJCC expressed concern that transfer of the mining properties to the Navajo Nation may subject the mining operations to taxation and additional regulation by the Navajo Nation, both of which could increase the price of coal that might potentially be passed on to the SJGS through the existing coal sales agreement. The Company is monitoring closely the appeal and other developments on this issue and will continue to assess potential impacts to the SJGS and the Company's operations. The Company is unable to predict the ultimate outcome of this matter.

ACCOUNTING STANDARDS

       Decommissioning: The Staff of the SEC has questioned certain of the current accounting practices of the electric industry regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in financial statements of electric utilities. In response to these questions, the FASB has a project on its agenda to review the accounting for closure and removal costs, including decommissioning of nuclear power plants. If current electric industry accounting practices for nuclear power plant decommissioning are changed, the estimated cost for decommissioning could be recorded as a liability with recognition of an increase in the cost of the related nuclear power plant. The Company does not believe that such changes, if required, would have a material adverse effect on results of operations.

       Accounting for Derivative Instruments and Hedging Activities, Statement of Financial Accounting Standards ("SFAS") No. 133: SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivatives' fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivative gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. This statement is effective for fiscal years beginning after June 15, 1999, and cannot be applied retroactively. The Company has not yet fully quantified the impacts of adopting SFAS No. 133 on the financial statements. However, it is anticipated that SFAS No. 133 could increase volatility in earnings and other comprehensive income.

       Accounting for Contracts Involved in Energy Trading and Risk Management Activities (EITF Issue 98-10): In December 1998, the Emerging Issues Task Force ("EITF") of the FASB reached consensus on EITF Issue 98-10. EITF Issue 98-10 requires that energy trading contracts should be marked to market (measured at fair value determined as of the balance sheet date) with the gains and losses included in earnings and separately disclosed in the financial statements or footnotes thereto. EITF Issue 98-10 is effective for fiscal years beginning after December 15, 1998. The effects of initial application of EITF Issue 98-10 will be reported as a cumulative effect of a change in accounting principle. Financial statements for periods prior to initial adoption of EITF Issue 98-10 may not be allowed to be restated. The Company is currently evaluating the Company's energy portfolio to determine which contracts and activities should be considered trading activities. As a result, the Company has not fully quantified potential gains or losses related to these activities. The Company does not believe that the adoption of EITF Issue 98-10 will have a material adverse effect on the results of operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

       The following discussion regarding the Company's market risk sensitive instruments contains forward-looking information involving risks and uncertainties. The statements regarding potential gains and losses are only estimates of what may occur in the future. Actual future results may differ materially from those estimates presented due to the model characteristics and the risks and uncertainties involved.

       The Company is potentially exposed to market risk due to changes in interest rates, equity and other investment returns and commodity prices. All of the Company's derivative commodity instruments described below are held for purposes other than trading. The Company's other financial instruments are held both for trading and for other purposes.

Interest Rate Risk

       The Company's interest rate exposure relates primarily to debt financing issued to fund capital requirements including refund of maturing debt securities. Except for the proposed issuance of pollution control revenue bonds of $11.5 million, the Company currently does not have a plan to issue long-term debt within the next five years. The Company's long-term debt obligations are all fixed rate obligations with varying maturities. The Company managed its interest rate risk through the issuance of fixed-rate debt with varying maturities. The table below presents principal cash flows, estimated market values at December 31, 1998, and related weighted average interest rates of the Company's long-term debt by expected maturity dates.



                                  December 31,
                                                                                   Estimated
                                                                                     Market
                        1998   1999  2000   2001   2002   Thereafter     Total       Value
                        ----   ----  ----   ----   ----   ----------     -----     ---------
                                                (Dollars in Millions)
Pollution Control
  Revenue Bonds          $0     $0    $0     $0     $0     $ 574.3      $ 574.3      $ 594.6
Weighted-Average
  Interest Rate           -      -     -      -      -        6.15%        6.15%
Senior Unsecured
  Notes                                                    $  435.0     $  435.0     $  447.9
Weighted-Average
  Interest Rate           -      -     -      -      -        7.22%        7.22%

Total                    $0     $0    $0     $0     $0     $1,009.3     $1,009.3     $1,042.5

Equity and Other Investment Return Risk

       At December 31, 1998, the Company's equity and other investment return exposure related primarily to corporate owned life insurance ("COLI") policies and equity investments held within the Company's non-qualified and qualified nuclear decommissioning trusts. (See PART II, ITEM 2, - "PROPERTIES - Nuclear Plant - PVNGS Decommissioning Funding") In January 1999, the COLI policies were surrendered for approximately $42.1 million. After repayment of a related bank loan for $26.7 million incurred by the decommissioning trust for the payments of COLI policy premiums and interest charges, the Company invested the remaining $15.4 million in temporary investments within the non-qualified trust. This investment is carried at its market value of $15.4 million. Neither the fair value of these investments nor near-term investment losses from reasonably possible near-term changes in market prices were material to the financial position, results of operations or liquidity of the Company.

       As of December 31, 1998, the fair value of equity investments held within the trusts was approximately $24.7 million. The Company records the gains or losses resulting from the market changes in those investments. Neither the fair value of these investments nor near-term investment losses from reasonably possible near-term changes in market prices were material to the financial position, results of operations or liquidity of the Company.

       The Company also has other investment return exposure related to $50 million invested in temporary investments. Neither the fair value of these investments nor the near-term investment losses from reasonably possible near-term changes in market prices are material to the financial position, results of operations or liquidity of the Company.

Commodity Price Risk

       At December 31, 1998, the Company's derivative commodity price exposure relates to "swap" agreements entered into by the Company to hedge the price risks associated with a portion of anticipated 1998-1999 winter-heating season natural gas purchases. These instruments are settled in cash at or prior to expiration. Under these instruments, payments are made or received based on the difference between a fixed and a variable product price. The Company defers the impact of changes in the market value of these instruments until the related transaction is completed. As of December 31, 1998, the Company had outstanding basis swap agreements covering approximately 3 million decatherms of natural gas purchases through March 1999. The Company had unrealized losses of $3.1 million at December 31, 1998, related to the outstanding agreements. Neither the fair value of the derivatives outstanding nor potential, near-term derivative losses from reasonably possible near-term changes in market prices were material to the financial position, results of operations or liquidity of the Company. The risk of gas cost variations under the swap agreements should be mitigated by the PGAC in New Mexico. The Company is evaluating the use of swap agreements for the 1999-2000 winter heating season.

Other Commodity Price Risks

       The Company also has commodity price exposure related to agreements other than derivative financial and commodity instruments and other financial instruments. The Company utilizes contracts of various duration for the forward sale and purchase of natural gas to effectively manage its available natural gas supply portfolio. These agreements contain fixed-priced and variable-price provisions and are settled in physical delivery. The contracts with variable pricing provisions are exposed to fluctuations in prices of natural gas due to unpredictable factors, such as weather, which impacts supply and demand. To reduce price risk caused by market fluctuations, the Company hedges a portion of its purchases as discussed under Commodity Price Risk above. The risk of gas cost variations under the these agreements is mitigated by the PGAC in New Mexico.

       The Company utilizes contracts of various duration for the forward purchases of coal and uranium to effectively manage its available coal and uranium supply portfolio for the generation of electricity. These agreements contain fixed-price and variable-price provisions and are settled by physical delivery of the commodity.

       In the normal course of business, the Company utilizes contracts of various duration for the forward sale and purchase of electricity to effectively manage its available generating capacity. Such contracts include forward contracts for wholesale sales of generating capacity and energy during periods when the Company's available power resources are expected to exceed the requirements of its native load customers. It may also include forward contracts for the purchase of wholesale capacity and energy during periods when the anticipated market price of electricity is below the Company's expected incremental power production cost. In addition, for trading purposes, the Company routinely buys and sells electricity in the wholesale market and also writes and purchases option contracts on a limited basis. These forward and option contracts require physical delivery of electricity. The use of these types of physical commodity instruments is designed to allow the Company to manage and hedge its contractual commitments, reduce its exposure relative to the volatility of market prices, and take advantage of selected arbitrage opportunities.

       The Company structures and modifies its net resource position to capture expected changes in future demand, seasonal market pricing characteristics, overall market sentiment, and price relationships between different time periods. The Company is exposed to the risk that fluctuating market prices of electric power may potentially impact its financial condition, or results of operations. The Company is not currently using mark-to-market accounting. Actual gains and losses are recorded for financial statement purposes after physical delivery. As previously discussed, the requirements of EITF Issue 98-10 are currently being evaluated and will be adopted in the first quarter of 1999.

       The Company's Risk Management Committee (the "Committee") established policies, procedures, and limits designed to minimize the Company's exposure to electricity commodity price risk. The Committee periodically reviews these policies to ensure they are responsive to changing business conditions. The Company uses a value-at-risk methodology and mark-to-market gains and losses to assess the market risk of the anticipated excess capacity and electricity trading portfolio. These exposures are revalued and reported to the Committee daily.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                      INDEX


                                                                          Page

Management's Responsibility for Financial Statements ...................   F-1
Report of Independent Public Accountants ...............................   F-2
Financial Statements:
   Consolidated Statements of Earnings .................................   F-3
   Consolidated Statements of Comprehensive Income .....................   F-4
   Consolidated Statements of Retained Earnings ........................   F-5
   Consolidated Balance Sheets .........................................   F-6
   Consolidated Statements of Cash Flows ...............................   F-7
   Consolidated Statements of Capitalization ...........................   F-8
   Notes to Consolidated Financial Statements ..........................   F-9
Supplementary Data:
   Quarterly Operating Results .........................................  F-42
   Comparative Operating Statistics ....................................  F-43

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Public Service Company of New Mexico:

We have audited the accompanying consolidated balance sheets and statements of capitalization of Public Service Company of New Mexico (a New Mexico corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings, comprehensive income, retained earnings, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Public Service Company of New Mexico and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


                                       ARTHUR ANDERSEN LLP

Albuquerque, New Mexico
    March 2, 1999

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                                     Year Ended December 31,
                                                           --------------------------------------
                                                              1998          1997         1996
                                                           -----------   -----------  -----------
                                                           (In thousands except per share amounts)
Operating Revenues:
  Electric                                                 $  835,204    $  722,438   $  645,639
  Gas                                                         255,975       294,769      227,301
  Energy Services                                               1,266         3,314          838
                                                           -----------   -----------  -----------
     Total operating revenues                               1,092,445     1,020,521      873,778
                                                           -----------   -----------  -----------
Operating Expenses:
  Fuel and purchased power                                    310,098       235,508      178,807
  Gas purchased for resale                                    134,755       169,758      103,574
  Cost of sales and projects - Energy Services                    936         2,631          110
  Other operation expenses                                    293,902       269,013      262,584
  Maintenance and repairs                                      51,666        52,626       49,693
  Depreciation and amortization                                86,141        82,694       78,115
  Taxes, other than income taxes                               37,992        36,803       34,837
  Income taxes                                                 41,306        41,941       39,650
                                                           -----------   -----------  -----------
     Total operating expenses                                 956,796       890,974      747,370
                                                           -----------   -----------  -----------
     Operating income                                         135,649       129,547      126,408
                                                           -----------   -----------  -----------
Other Income and Deductions:
  Other                                                        37,672        21,548        2,367
  Income tax expense                                          (14,985)       (8,384)      (1,099)
                                                           -----------   -----------  -----------
     Net other income and deductions                           22,687        13,164        1,268
                                                           -----------   -----------  -----------
     Income before interest charges                           158,336       142,711      127,676
                                                           -----------   -----------  -----------
Interest Charges:
  Interest on long-term debt                                   50,929        46,670       49,009
  Other interest charges                                       12,288         9,544        5,698
                                                           -----------   -----------  -----------
     Net interest charges                                      63,217        56,214       54,707
                                                           -----------   -----------  -----------
Net Earnings from Continuing Operations                        95,119        86,497       72,969

Discontinued Operations, net of tax:
  Loss from operations of gas marketing                        (7,386)       (5,502)        (389)
  Estimated loss on disposal of gas marketing,
    including provision for operating losses
    during phase-out period                                    (5,051)         -            -
                                                           -----------   -----------  -----------
Net Earnings                                                   82,682        80,995       72,580
Preferred Stock Dividend Requirements                             586           586          586
                                                           -----------   -----------  -----------
Net Earnings Available for Common Stock                    $   82,096    $   80,409   $   71,994
                                                           ===========   ===========  ===========
Average Number of Common Shares Outstanding                    41,774        41,774       41,774
                                                           ===========   ===========  ===========

Net Earnings (Loss) per Common Share:
  Earnings from continuing operations                      $     2.27    $     2.05   $     1.73
  Loss from discontinued operations                             (0.18)        (0.13)       (0.01)
  Estimated loss on disposal of gas marketing                   (0.12)            -            -
                                                           -----------   -----------  -----------
Net Earnings per Common Share (Basic)                      $     1.97    $     1.92   $     1.72
                                                           ===========   ===========  ===========
Net Earnings per Common Share (Diluted)                    $     1.95    $     1.91   $     1.71
                                                           ===========   ===========  ===========
Dividends Paid per Share of Common Stock                   $     0.77    $     0.63   $     0.36
                                                           ===========   ===========  ===========


   The accompanying notes are an integral part of these financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                   Year Ended December 31,
                                              ---------------------------------
                                                1998        1997        1996
                                              ---------   ---------   ---------
                                                      (In thousands)

Net Earnings                                  $ 82,682    $ 80,995    $ 72,580
                                              ---------   ---------   ---------
Other Comprehensive Income, net of tax:
  Unrealized gain (loss) on securities:
    Unrealized holding gains arising from
      the period                                 1,519       1,529       1,176
    Less reclassification adjustment for
      gains included in net income                (673)       (672)       (347)
   Minimum pension liability adjustment           (205)       (626)       (478)
                                              ---------   ---------   ---------
Total Other Comprehensive Income                   641         231         351
                                              ---------   ---------   ---------
Total Comprehensive Income                    $ 83,323    $ 81,226    $ 72,931
                                              =========   =========   =========



Note: Tax expense for Total Other Comprehensive Income for 1998, 1997 and 1996 was $420, $151, and $230, respectively.
























   The accompanying notes are an integral part of these financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                             Year Ended December 31,
                                      ------------------------------------
                                         1998         1997         1996
                                      ----------   ----------    ---------
                                                       (In thousands)

Balance at Beginning of Year          $ 129,188    $  77,185     $ 25,243
Net earnings                             82,682       80,995       72,580
Dividends:
   Cumulative preferred stock              (586)        (586)        (586)
   Common stock                         (25,064)     (28,406)     (20,052)
                                      ---------    ---------     --------
Balance at End of Year                $ 186,220    $ 129,188     $ 77,185
                                      ==========   ==========    =========





























   The accompanying notes are an integral part of these financial statements.

                   PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS

                                          ASSETS

                                                                 As of December 31,
                                                             ---------------------------
                                                                1998             1997
                                                             ------------   ------------
                                                                   (In thousands)
Utility Plant, at original cost except PVNGS:
  Electric plant in service                                  $ 1,966,277    $ 1,958,912
  Gas plant in service                                           467,758        441,045
  Common plant in service                                         63,245         43,415
  Plant held for future use                                          551            551
                                                             ------------   ------------
                                                               2,497,831      2,443,923
  Less accumulated depreciation and amortization                 998,175      1,003,086
                                                             ------------   ------------
                                                               1,499,656      1,440,837
  Construction work in progress                                   66,677        104,497
  Nuclear fuel, net of accumulated amortization
    of $21,898 and $21,263                                        27,426         27,816
                                                             ------------   ------------
     Net utility plant                                         1,593,759      1,573,150
                                                             ------------   ------------
Other Property and Investments:
  Non-utility property, net of accumulated
    depreciation of $1,129 and $2,146                              4,875          4,502
  Other investments                                              518,959        307,261
                                                             ------------   ------------
     Total other property and investments                        523,834        311,763
                                                             ------------   ------------
Current Assets:
  Cash                                                             2,573          8,705
  Temporary investments, at cost                                  58,707          9,490
  Receivables, net of allowance for uncollectible
    accounts of $836 and $783                                    197,906        216,305
  Income taxes receivable                                          8,266           -
  Fuel, materials and supplies, at average cost                   33,137         33,664
  Gas in underground storage, at average cost                      2,537         13,158
  Other current assets                                             4,666          4,509
                                                             ------------   ------------
     Total current assets                                        307,792        285,831
                                                             ------------   ------------
Deferred charges                                                 151,403        149,811
                                                             ------------   ------------
                                                             $ 2,576,788    $ 2,320,555
                                                             ============   ============

                              CAPITALIZATION AND LIABILITIES

Capitalization:
  Common stock equity:
    Common stock outstanding--41,774 shares                  $   208,870    $   208,870
    Additional paid-in capital                                   465,386        469,073
    Accumulated other comprehensive income, net of tax             1,127            486
    Retained earnings since January 1, 1989                      186,220        129,188
                                                             ------------   ------------
       Total common stock equity                                 861,603        807,617
  Minority interest                                               13,405          -
  Cumulative preferred stock without mandatory
    redemption requirements                                       12,800         12,800
  Long-term debt, less current maturities                      1,008,614        713,995
                                                             ------------   ------------
     Total capitalization                                      1,896,422      1,534,412
                                                             ------------   ------------
Current Liabilities:
  Short-term debt                                                 26,620        114,100
  Accounts payable                                               113,975        154,501
  Dividends payable                                                  147          7,248
  Current maturities of long-term debt                              -               350
  Accrued interest and taxes                                      34,289         24,161
  Other current liabilities                                       28,308         26,102
                                                             ------------   ------------
     Total current liabilities                                   203,339        326,462
                                                             ------------   ------------
Deferred Credits:
  Accumulated deferred investment tax credits                     54,404         57,823
  Accumulated deferred income taxes                              144,277        124,054
  Other deferred credits                                         278,346        277,804
                                                             ------------   ------------
     Total deferred credits                                      477,027        459,681
                                                             ------------   ------------
Commitments and Contingencies
                                                             $ 2,576,788    $ 2,320,555
                                                             ============   ============


   The accompanying notes are an integral part of these financial statements.

                   PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Year Ended December 31,
                                                                   ------------------------------------
                                                                      1998         1997         1996
                                                                   ----------   ----------   ----------
                                                                                (In thousands)
Cash Flows From Operating Activities:
  Net earnings                                                     $  82,682    $  80,995    $  72,580
  Adjustments to reconcile net earnings to net cash flows
    from operating activities:
      Depreciation and amortization                                   98,154       94,924       90,458
      Accumulated deferred investment tax credit                      (3,418)      (4,436)      (4,476)
      Accumulated deferred income taxes                               18,292       11,080       31,436
      Changes in certain assets and liabilities:
        Receivables                                                   17,009        4,554      (83,416)
        Fuel, materials and supplies                                  11,148       (2,883)       5,795
        Deferred charges                                               8,509      (11,190)       5,190
        Accounts payable                                             (40,490)      23,808       36,930
        Accrued interest and taxes                                    10,128          805       (3,500)
        Deferred credits                                              (1,938)       2,455       12,655
        Other                                                         (1,676)        (371)      (9,279)
      Other, net                                                      12,587       13,381       11,528
                                                                   ----------   ----------   ----------
           Net cash flows from operating activities                  210,987      213,122      165,901
                                                                   ----------   ----------   ----------
Cash Flows From Investing Activities:
  Utility plant additions                                           (128,784)    (128,371)    (103,087)
  Purchase of PVNGS lease debt                                      (215,701)          -            -
  Increase in nuclear decommissioning trust                           (3,620)     (23,000)          -
  Return of principal of PVNGS lease obligation bonds                 11,337        5,018           -
  Utility plant sales                                                     -            -           333
  Other property sales                                                    -            -           702
  Net increase in other property and investments                      (4,224)      (6,814)     (14,706)
  Escrow for purchase of PVNGS lease obligation bonds                     -       (28,900)    (208,446)
  Decrease (increase) in temporary investments, net                  (49,216)        (363)      86,844
                                                                   ----------   ----------   ----------
           Net cash flows from investing activities                 (390,208)    (182,430)    (238,360)
                                                                   ----------   ----------   ----------
Cash Flows From Financing Activities:
  Proceeds from issuance of senior unsecured notes                   892,728           -            -
  Redemption of pollution control revenue bonds                     (463,345)
  Redemption of first mortgage bonds                                (140,206)          -            -
  Short-term borrowings for redemption of first mortgage bonds       140,206           -            -
  Proceeds from minority interest in Capital Trust                    13,405           -            -
  Bond redemption premium and costs                                   (5,537)      (3,693)      (5,158)
  Proceeds from (repayments of) asset securitization                      -       (13,900)     100,400
  Repayments of long-term debt                                            -       (14,970)        (326)
  Trust borrowing for nuclear decommissioning                          3,620       23,000           -
  Increase (decrease) in short-term debt                            (231,306)       4,600           -
  Exercise of employee stock options                                  (3,687)      (1,285)          -
  Dividends paid                                                     (32,789)     (26,864)     (15,560)
                                                                   ----------   ----------   ----------
           Net cash flows from financing activities                  173,089      (33,112)      79,356
                                                                   ----------   ----------   ----------
Increase (Decrease) in Cash                                           (6,132)      (2,420)       6,897
Cash at Beginning of Year                                              8,705       11,125        4,228
                                                                   ----------   ----------   ----------
Cash at End of Year                                                $   2,573    $   8,705    $  11,125
                                                                   ==========   ==========   ==========
Supplemental cash flow disclosures:
  Interest paid                                                    $  50,109    $  57,302    $  55,480
                                                                   ==========   ==========   ==========
  Income taxes paid, net of refunds                                $  49,048    $  20,175    $  31,617
                                                                   ==========   ==========   ==========

  Cash consists of currency on hand and demand deposits.


     The accompanying notes are an integral part of these financial statements.

                   PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                                                         December 31,
                                                                   -------------------------
                                                                      1998          1997
                                                                   -----------   -----------
                                                                        (In thousands)
Common Stock Equity:
    Common Stock, par value $5 per share                           $  208,870    $  208,870
    Additional paid-in capital                                        465,386       469,073
    Accumulated other comprehensive income, net of tax                  1,127           486
    Retained earnings since January 1, 1989                           186,220       129,188
                                                                   -----------   -----------
        Total common stock equity                                     861,603       807,617
                                                                   -----------   -----------
Minority Interest                                                      13,405         -
                                                                   -----------   -----------
Cumulative Preferred Stock:
    Without mandatory redemption requirements:
      1965 Series, 4.58% with a stated value of $100.00 and a
      current redemption price of $102.00.  Outstanding shares
      at December 31, 1998 were 128,000.                               12,800        12,800
                                                                   -----------   -----------
Long-Term Debt:
Issue and Final Maturity
    First Mortgage Bonds (taxable)                                      -           140,206
    First Mortgage Bonds, Pollution Control Revenue Bonds:
      5.7%   due  2016                                                 65,000        65,000
      5.75% to 6.4%  due 2016 through 2026                              -           463,345
      6.375% due  2022                                                 46,000        46,000
                                                                   -----------   -----------
        Total First Mortgage Bonds                                    111,000       714,551
                                                                   -----------   -----------
    Senior Unsecured Notes, Pollution Control Revenue Bonds:
      6.30%    due  2016                                               77,045         -
      5.75%    due  2022                                               37,300         -
      5.80%    due  2022                                              100,000         -
      6.375%   due  2022                                               90,000         -
      6.375%   due  2023                                               36,000         -
      6.40%    due  2023                                              100,000         -
      6.30%    due  2026                                               23,000         -
                                                                   -----------   -----------
         Total Senior Unsecured Notes, Pollution Control
           Revenue Bonds                                              463,345         -
                                                                   -----------   -----------
     Senior Unsecured Notes:
          7.10%  due  2005                                            300,000         -
          7.50%  due  2018                                            135,000         -
     Other, including unamortized premium and (discounted), net          (731)         (206)
                                                                   -----------   -----------
         Total long-term debt                                       1,008,614       714,345
    Less current maturities                                             -               350
                                                                   -----------   -----------
         Long-term debt, less current maturities                    1,008,614       713,995
                                                                   -----------   -----------
Total Capitalization                                               $1,896,422    $1,534,412
                                                                   ===========   ===========


   The accompanying notes are an integral part of these financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996

(1) Summary of Significant Accounting Policies

Organization

        Public Service Company of New Mexico (the "Company") is an investor-owned utility company engaged in the generation, transmission, distribution and sale of electricity. The Company provides retail electric service to a large area of north central New Mexico, including the cities of Albuquerque, Santa Fe, Rio Rancho, Las Vegas, Belen and Bernalillo. The Company also provides retail electric service to Deming in southwestern New Mexico and to Clayton in northeastern New Mexico. The Company is also engaged in the transmission, distribution and sale of natural gas within the State of New Mexico. The Company distributes natural gas to most of the major communities in New Mexico, including Albuquerque and Santa Fe. In addition, the Company provides energy and utility related services under its Energy Services Business Unit. These activities include energy management services, management services for water and wastewater systems and utility related management and operation services. The Company is also operating the City of Santa Fe's water system.

Systems of Accounts

        The Company maintains its accounts for utility operations primarily in accordance with the uniform systems of accounts prescribed by the Federal Energy Regulatory Commission ("FERC") and the National Association of Regulatory Utility Commissioners, and adopted by the New Mexico Public Regulation Commission ("PRC"), the successor of the New Mexico Public Utility Commission ("NMPUC"), effective January 1, 1999.

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

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996

(1) Summary of Significant Accounting Policies (Continued)

Utility Plant

        Utility plant, with the exception of Palo Verde Nuclear Generating Station ("PVNGS") Unit 3 and the Company's owned interests in PVNGS Units 1 and 2, is stated at original cost, which includes capitalized payroll-related costs such as taxes, pension and other fringe benefits, administrative costs and an allowance for funds used during construction. Utility plant includes certain electric assets not subject to regulation. The results of operations of such electric assets are included in operating income.

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

Depreciation and Amortization

        Provision for depreciation and amortization of utility plant is made at annual straight-line rates approved by the NMPUC. The average rates used are as follows:

                                             1998        1997        1996
                                             ----        ----        ----

    Electric plant ....................      3.32%       3.33%       3.32%
    Gas plant .........................      3.06%       3.23%       3.27%
    Common plant ......................      7.34%       7.60%       7.00%

        The provision for depreciation of certain equipment is charged to clearing accounts and subsequently allocated to operating expenses or construction projects based on the use of the equipment. Depreciation of non-utility property is computed on the straight-line method. Amortization of nuclear fuel is computed based on the units of production method.

Nuclear Decommissioning

        The Company accounts for nuclear decommissioning costs on a straight-line basis over the estimated useful life of the facilities. Such amounts are based on the present value of expenditures estimated to be required to decommission the plant.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996


(1) Summary of Significant Accounting Policies (Continued)

Fuel and Purchased Power Cost Adjustment Clause ("FPPCAC")

        The Company uses the deferral method of accounting for fuel and purchased power costs for its firm-requirements wholesale customers. Such amounts are reflected in subsequent periods under a FPPCAC approved by the FERC.

Purchased Gas Adjustment Clause ("PGAC")

       The Company uses the deferral method of accounting for gas purchase costs which are settled in subsequent periods under gas adjustment clauses. Future recovery of these costs is subject to approval by the PRC.

Amortization of Debt Discount, Premium and Expense

        Discount, premium and expense related to the issuance of long-term debt are amortized over the lives of the respective issues. In connection with the retirement of long-term debt, such amounts associated with resources subject to PRC regulation are amortized over the lives of the respective issues. Amounts associated with the Company's firm-requirements wholesale customers and its resources excluded from PRC retail rates are recognized immediately as expense or income as they are incurred.

Income Taxes

       The Company reports income tax expense in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. SFAS No. 109 requires that deferred income taxes for temporary differences between financial and income tax reporting be recorded using the liability method. Therefore, deferred income taxes are computed using the statutory tax rates scheduled to be in effect when temporary differences reverse. Current PRC jurisdictional rates include the tax effects of the majority of these temporary differences (normalization). Recovery of reversing temporary differences previously accounted for under the flow-through method is also included in rates charged to customers. For regulated operations, any changes in tax rates applied to accumulated deferred income taxes may not be immediately recognized because of ratemaking and tax accounting provisions required by the Internal Revenue Code. Items accorded flow-through treatment under PRC orders, deferred income taxes and the future ratemaking effects of such taxes, as well as corresponding regulatory assets and liabilities, are recorded in the financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996

(1) Summary of Significant Accounting Policies (Continued)

New Accounting Standards

       The Financial Accounting Standards Board ("FASB") issued SFAS No. 130, Reporting Comprehensive Income, SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information and SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, all of which were adopted in 1998.

       SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. The objective of this standard is to report a measure of all changes in equity that result from transactions and other economic events of the period other than transactions with owners.

       SFAS No. 131 requires a public company to report selected information about its reportable operating segments in annual and interim financial statements. Operating segments are components of an enterprise that engage in business activities that earn revenues and incur expenses, and are evaluated regularly by the chief operating decision maker within a company for making operating decisions and assessing performance.

       SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits other than pensions. This statement requires additional information on changes in the benefit obligations and fair values of plan assets and eliminates certain disclosures that are no longer useful.

Nuclear Decommissioning Costs

       The Staff of the Securities and Exchange Commission ("SEC") has questioned certain of the current accounting practices of the electric industry regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in financial statements of electric utilities. In response to these questions, the FASB has a project on its agenda to review the accounting for closure and removal costs, including decommissioning of nuclear power plants. If current electric industry accounting practices for nuclear power plant decommissioning are changed, estimated cost for decommissioning could be recorded as a liability with recognition of an increase in the cost of the related nuclear power plant. The Company does not believe that such changes, if required, would have a material adverse effect on results of operations.

Performance Stock Plan

       The Company continues to apply Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for this plan.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996

(2) Risks and Uncertainties

Electric Rate Case

       On November 30, 1998, the NMPUC issued a final order in the Company's electric rate case. In the final order, the NMPUC ordered the Company to reduce its rates for certain cost of service items and for the revaluation of its generation resources based on a so-called "market-based price" and further stated that recovery of stranded costs is illegal. The NMPUC's order would require the Company to reduce rates in 1999 by $60.2 million, by $25.6 million in each year 2000 and by an additional $25.6 million in 2001. If the order is implemented and the Company is required to collect its generation costs at a rate lower than its embedded cost of generation with no recovery of stranded costs, the Company could be required to record a pre-tax accounting loss of up to $540 million.

       On December 14, 1998, the Company filed a notice of appeal with the New Mexico Supreme Court ("Supreme Court"), requesting a stay of the final order pending appeal. The Company argued that it met the standard for a stay in that there is a likelihood the Company will prevail on the merits and irreparable harm that would occur to the Company if the stay were not granted and no irreparable harm would occur to opponents or the public by granting the stay. The Supreme Court granted the Company's motion for a stay of the final order on December 16, 1998, prohibiting any further actions or proceedings until further order of the Supreme Court.

       On December 23, 1998, the NMPUC filed a motion with the Supreme Court, requesting the Supreme Court reverse its order so that an immediate $61 million rate cut could be granted to the Company's customers or, in the alternative, allow an immediate rate reduction of approximately $37 million, which is the amount the NMPUC said it would have ordered if it had not revalued generation assets. On January 13, 1999, the Supreme Court rejected the NMPUC's motion and affirmed the stay on the electric rate case order indefinitely until the merits of the case are decided.

       On March 1, 1999, after hearing oral arguments including arguments by the PRC supporting the NMPUC order, the Supreme Court took under advisement the appeal of the NMPUC order on the Company's electric rate case and the writ petition regarding the rate case. The Supreme Court continued the stay preventing implementation of the NMPUC rate reduction, pending its decision.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996

(2) Risks and Uncertainties (Continued)

Electric Industry Restructuring Act of 1999

       Senate Bill 428, sponsored by Senator Michael Sanchez, was introduced in the 1999 New Mexico Legislature on February 5, 1999. Under the proposed bill, customer choice of power supplier would be available to schools, residential customers and small business customers in New Mexico beginning January 1, 2001, and to all customers beginning January 1, 2002. Transmission and distribution services along with related services such as meter reading and billing would remain subject to the PRC jurisdiction. This bill would not require a public utility to divest itself of any of its assets owned or leased. However, before January 1, 2001, a public utility would be required to organize into at least two corporations, dividing regulated from unregulated services through either the creation of separate affiliated companies under a holding company or through the creation of separate non-affiliated corporations.

       If enacted, the bill would require all public utilities operating in New Mexico to submit a transition plan to the PRC no later than March 1, 2000, to be approved no later than December 1, 2000. The transition plan would include proposed tariffs for transmission and distribution services, together with proposed standard offer service tariffs for residential and small business customers who do not select a power supplier. The plan would also include proposals for effectively separating the utilities' regulated and non-regulated business activities.

       The bill recognizes that electric utilities should be permitted a reasonable opportunity to recover an appropriate amount of the costs incurred previously in providing electric service ("stranded costs"). Stranded costs include plant decommissioning costs, regulatory assets, lease and lease-related costs and other costs recognized under cost-of-service regulation. Utilities would be allowed to recover no less than 50 percent of such costs through a nonbypassable charge on all customer bills for five years after implementation of customer choice. The PRC could authorize a utility to recover up to 100 percent of its stranded costs if the PRC finds that recovery of more than 50 percent: (i) is in the public interest; (ii) is necessary to maintain the financial integrity of the public utility; (iii) is necessary to continue adequate and reliable service; and (iv) will not cause an increase in rates to residential or small business customers during the transition period. Utilities would also be allowed to recover in full any costs incurred in implementing full open access ("transition costs"). Those transition costs would be recovered through 2007 by means of a separate wires charge. Due to uncertainties in the bill regarding the amounts of recovery and calculation of stranded costs, the Company is currently unable to determine what financial impact the bill, if enacted, will have on the Company.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996

(2) Risks and Uncertainties (Continued)

       Other significant provisions of the bill include: (i) customers would be allowed to prepay their allotted share of stranded costs prior to the implementation of choice for that customer class; (ii) the PRC would adopt and enforce codes of conduct to protect customer privacy and prevent such anticompetitive practices as cross-subsidization or favoritism of non-regulated energy suppliers by regulated affiliates; and (iii) a system benefit charge of $0.0003 per KWh would be added to customer bills to fund no less than $500,000 annually for low income energy assistance programs, and no more than $4 million a year for renewable energy projects, in addition to other public interest programs. The bill provides for penalties of up to $2 million for each violation of the Act. The bill also requires licensing for competitive power suppliers, which is defined to include providers of energy-related services.

       The Company's primary concerns with the proposed bill revolve around the treatment of stranded cost recovery. The Company intends to work with the bill's sponsor, interested parties, and the Legislature as a whole to address its concerns and to maximize the chances for passage of restructuring legislation which is beneficial to the State as a whole. It is the Company's position that this bill goes a long way in properly balancing the interests involved, and, in that respect, provides a good vehicle for the passage of restructuring legislation in this session.

         On February 28, 1999, the full Senate passed the bill with various amendments by a vote of 32-6. The Bill has been assigned to both the Business and Industry Committee and the Appropriation and Finance Committee in the State House of Representatives ("House") for consideration. The House has a similar competing bill, House Bill 865, that has been assigned to the House Judiciary Committee and the House Appropriation and Finance Committee. No hearings have been scheduled on House Bill 865. The most significant difference between the two bills is the size of the proposed subsidy for renewable energy technology. The House bill earmarks approximately $20 million a year for renewable technology, compared to $4 million designated in Senate Bill 428. However, it is likely that, like the Company, other parties will continue to seek to amend various provisions of the bill. Given the Legislature's past reluctance to implement retail competition, the Company is unable to predict whether or not legislation will pass or what its provisions are likely to be.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996

(3) Regulatory Assets and Liabilities

       The Company is subject to the provisions of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, on operations regulated by the PRC. Regulatory assets represent probable future revenue to the Company associated with certain costs which will be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process. Regulatory assets and liabilities reflected in the Consolidated Balance Sheets as of December 31 relate to the following:

                                                         1998           1997
                                                         ----           ----
                                                            (In thousands)

    Deferred Income Taxes ............................$  71,653      $  70,968
    Loss on Reacquired Debt ..........................   11,108          8,869
    Gas Take-or-Pay Costs ............................   10,740         19,953
    Gas Reservation Fees .............................    7,029          7,029
    Gas Imputed Revenues .............................    6,726         12,823
    PGAC .............................................    5,294         16,006
    Deferred Customer Expense on Gas Assets Sale .....    5,260          5,260
    Gas Retirees' Health Care Costs ..................    4,804          6,345
    Proposed Transmission Line Costs .................    2,660          2,903
    Gas Rate Case Costs ..............................    1,571          1,571
    Other ............................................      471            118
                                                      ---------     ----------
         Subtotal ....................................  127,316        151,845
                                                      ---------     ----------

    Deferred Income Taxes ............................  (49,971)       (53,132)
    Gas Regulatory Reserve ...........................  (21,308)       (27,881)
    Customer Gain on Gas Assets Sale .................   (7,643)       (11,856)
    PVNGS Prudence Audit .............................   (6,185)        (6,561)
    Settlement Due Customers .........................   (3,564)        (3,743)
    Gain on Reacquired Debt ..........................     (531)          (546)
    Other ............................................     (773)          (723)
                                                      ---------     ----------
         Subtotal                                       (89,975)      (104,442)
                                                      ---------     ----------
         Net Regulatory Assets .......................$  37,341      $  47,403
                                                      =========      =========

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996

(3) Regulatory Assets and Liabilities (Continued)

         As of December 31, 1998, substantially all of the Company's regulatory assets and regulatory liabilities are being recovered in rates charged to customers or have been addressed in a regulatory proceeding. If a portion of the Company's operations under the PRC jurisdiction becomes no longer subject to the provisions of SFAS No. 71, a write off of related regulatory assets and liabilities would be required, unless some form of transition cost recovery (refund) continues through rates established and collected for the Company's remaining regulated operations. The enactment of the Electric Industry Restructuring Act of 1999 would require the Company to discontinue the application of SFAS No. 71 to certain of the Company's operations; however, discontinuance of the application of SFAS No. 71 would not result in a material adverse impact to the Company. Based on a current evaluation of the various factors and conditions that are expected to impact future cost recovery, the Company believes that its net regulatory assets are probable of future recovery.

(4) Capitalization

       Changes in common stock, additional paid-in capital and cumulative preferred stock are as follows:


                                                                              Cumulative
                                                                            Preferred Stock
                                                                         --------------------
                                                                           Without Mandatory
                                                                              Redemption
                                    Common Stock                             Requirements
                                ----------------------                   --------------------
                                                           Additional               Aggregate
                                  Number     Aggregate      Paid-In        Number    Stated
                                of Shares    Par Value      Capital      of Shares    Value
                                ---------    ---------     ----------    ---------  ---------
                                                      (Dollars in thousands)


Balance at December 31, 1996    41,774,083    $ 208,870    $ 470,358     128,000    $ 12,800
Exercise of stock options           -             -           (1,285)       -          -
                                -----------   ----------   ----------   ---------   ---------
Balance at December 31, 1997    41,774,083      208,870      469,073     128,000      12,800
Exercise of stock options           -             -           (3,687)       -          -
                                -----------   ----------   ----------   ---------   ---------
Balance at December 31, 1998    41,774,083    $ 208,870    $ 465,386     128,000    $ 12,800
                                ===========   ==========   ==========   =========   =========


Common Stock

       The number of authorized shares of common stock with par value of $5 per share is 80 million shares. The declaration of common dividends is dependent upon a number of factors including earnings and financial condition of the Company, the Supreme Court decisions on the Company's various regulatory cases and market conditions.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996

(4)  Capitalization (Continued)

        On September 16, 1996, the Company implemented a dividend reinvestment and stock purchase plan for investors, including customers and employees. The plan, called PNM Direct, also includes safekeeping services and automatic investment features. The Company's stock is purchased in the open market to meet plan requirements.

Cumulative Preferred Stock

        The number of authorized shares of cumulative preferred stock is 10 million shares. The Company has 128,000 shares, 1965 Series, 4.58%, stated value of $100 per share, of cumulative preferred stock outstanding. The 1965 Series does not have a mandatory redemption requirement but may be redeemable at 102% of the par value with accrued dividends. The holders of the 1965 Series are entitled to payment before holders of common stock in the event of any liquidation or dissolution or distribution of assets of the Company. In addition, the 1965 Series is not entitled to a sinking fund and cannot be converted into any other class of stock of the Company. The Company's restated articles of incorporation limit the amount of preferred stock which may be issued. The earnings test in the Company's restated articles of incorporation currently allows for the issuance of additional preferred stock.

Long-Term Debt

        On March 11, 1998, the Company modified its 1947 Indenture of Mortgage and Deed of Trust; no future bonds can be issued under the mortgage. The first mortgage bonds continue to serve as collateral for the tax-exempt pollution control revenue bonds ("PCBs") in the outstanding principal amount of $111 million.

         The Company has no long-term debt that matures from 1999 through 2003.

         In March 1998, the Company replaced the first mortgage bonds collateralizing $463 million of PCBs with senior unsecured notes ("SUNs") which were issued under a new senior unsecured note indenture. Also, in March 1998, the Company retired $140 million principal amount of first mortgage bonds. While first mortgage bonds continue to serve as collateral for PCBs in the outstanding principal amount of $111 million, the lien of the mortgage was substantially reduced to cover only the Company's ownership interest in PVNGS. With the exception of the $111 million of PCBs secured by first mortgage bonds, the SUNs are and will be the senior debt of the Company.

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

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996

(4)  Capitalization (Continued)

Revolving Credit Facility and Other Credit Facilities

        At December 31, 1998, the Company has a $300 million unsecured revolving credit facility (the "Facility") with an expiration date of March 31, 2003. The Company must pay commitment fees of .200% per year on the total amount of the Facility. The Company also has a $100 million credit facility, which expires on May 20, 2001, and is collateralized by the Company's electric and gas customer accounts receivable and certain amounts being recovered from gas customers relating to certain gas contract settlements. In addition, the Company has $25 million in local lines of credit.

Fair Value of Financial Instruments

       The  estimated  fair  value  of  the  Company's   financial   instruments
(including current maturities) at December 31, is as follows:

                                                          1998                   1997
                                                  ----------------------  --------------------
                                                   Carrying      Fair      Carrying     Fair
                                                    Amount       Value      Amount      Value
                                                  ----------  ----------  ---------  --------
                                                                (In thousands)

   Long-Term Debt ..............................  $1,008,614  $1,042,557  $ 714,345  $ 743,524
   Decommissioning Trust Debt...................  $   26,620  $   26,620  $  23,000  $  23,000
   Investment in PVNGS Lessors' Notes...........  $  443,748  $  459,167  $   -      $   -
   Investment in PVNGS LOBs ....................  $     -     $     -     $ 237,774  $ 236,049
   Decommissioning Trust........................  $   59,803  $   64,509  $  51,857  $  53,900
   Fossil-Fueled Plant Decommissioning Trust....  $    7,676  $    7,676  $   7,245  $   7,273
   Rabbi Trust..................................  $    9,804  $   17,012  $  10,080  $  15,218

        Fair value is based on market quotes provided by the Company's investment bankers.

        The carrying amounts reflected on the consolidated balance sheets approximate fair value for cash, temporary investments, and receivables and payables due to the short period of maturity.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996

(5)  Earnings Per Share

        In accordance with SFAS No. 128, Earnings per Share, dual presentation of basic and diluted earnings per share has been presented in the Consolidated Statements of Earnings. The following reconciliation illustrates the impact on the share amounts of potential common shares and the earnings per share amounts:

                                                                      Per-Share
                                               Income      Shares      Amount
                                               -------    --------    ---------
                                                   (In thousands except per
                                                        share amounts)
   December 31, 1998
   Net Earnings                                $82,682
   Less: Preferred stock dividends                (586)
                                               --------
   Basic Earnings per Share
   Net earnings available for common stock      82,096     41,774      $1.97
                                                                      =======
   Options issued                                 -           298
                                               --------   --------
   Diluted Earnings per Share
   Net earnings available for common stock     $82,096     42,072      $1.95
                                               ========   ========    =======

   December 31, 1997
   Net Earnings                                $80,995
   Less: Preferred stock dividends                (586)
                                               --------
   Basic Earnings per Share
   Net earnings available for common stock      80,409     41,774      $1.92
                                                                      =======
   Options issued                                 -           217
                                               --------   --------
   Diluted Earnings per Share
   Net earnings available for common stock     $80,409     41,991      $1.91
                                               ========   ========    =======

   December 31, 1996
   Net Earnings                                $72,580
   Less: Preferred stock dividends                (586)
                                               --------
   Basic Earnings per Share
   Net earnings available for common stock      71,994     41,774      $1.72
                                                                      =======
   Options issued                                 -           332
                                               --------   --------
   Diluted Earnings per Share
   Net earnings available for common stock     $71,994     42,106      $1.71
                                               ========   ========    =======

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996

(6)  Income Taxes

     Income taxes consist of the following components:

                                                     1998      1997       1996
                                                     ----      ----       ----
                                                         (In thousands)

     Current Federal income tax ................... $26,824   $32,911   $14,815
     Current state income tax .....................  10,157     9,859     2,847
     Deferred Federal income tax ..................  15,062     8,781    22,372
     Deferred state income tax ....................    (484)     (397)    4,936
     Amortization of accumulated investment
        tax credits ...............................  (3,418)   (4,436)   (4,476)
                                                    -------   -------   -------
        Total income taxes ........................ $48,141   $46,718   $40,494

     Charged to operating expenses ................ $41,306   $41,941   $39,650
     Charged  to other income and deductions ......   6,835     4,777       844
                                                    -------   -------   -------
        Total income taxes......................... $48,141   $46,718   $40,494
                                                    =======   =======   =======

        The Company's provision for income taxes differed from the Federal income tax computed at the statutory rate for each of the years shown. The differences are attributable to the following factors:

                                                     1998      1997       1996
                                                     ----      ----       ----
                                                         (In thousands)

     Federal income tax at statutory rates ........ $45,788   $44,700   $39,576
     Investment tax credits .......................  (3,418)   (4,436)   (4,476)
     Depreciation of flow-through items ...........     531       519       519
     Gains on the sale and leaseback of PVNGS
        Units 1 and 2 .............................     527)     (527)     (527)
     State income tax .............................   6,129     5,963     5,192
     Other ........................................    (362)      499       210
                                                    -------   -------   -------
        Total income taxes ........................ $48,141   $46,718   $40,494
                                                    =======   =======   =======

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996

(6) Income Taxes (Continued)

        Deferred income taxes result from certain temporary differences between the recognition of income and expense for tax and financial reporting purposes, as described in note 1. The major sources of these differences for which deferred taxes have been provided and the tax effects of each are as follows:

                                                   1998        1997       1996
                                                   ----        ----       ----
                                                         (In thousands)

     Deferred fuel costs ......................  $(11,097)   $(9,133)  $  8,234
     Depreciation and cost recovery ...........     7,526      6,390     18,048
     Contributions in aid of construction .....    (2,826)    (3,185)    (4,053)
     Alternative minimum tax in excess of
       regular tax ............................    21,144     12,482     (1,052)
     PVNGS decommissioning ....................      (618)    (1,512)       537
     Contribution to 401(h) plan ..............      (763)     3,181       (510)
     Regulatory liability .....................         -          -     (6,651)
     Curtailment gain  ........................         -          -      5,272
     Transmission project cost ................         -          -      4,898
     Other ....................................     1,212        161      2,585
                                                  -------    -------   --------
        Net deferred taxes provided ...........   $14,578    $ 8,384   $ 27,308
                                                  =======    =======   ========

         The components of the net accumulated deferred income tax liability were:

                                                              1998        1997
                                                              ----        ----
                                                               (In thousands)
    Deferred Tax Assets:
       Alternative minimum tax credit carryforward  .....   $ 34,055    $55,198
       Nuclear decommissioning ..........................     20,062     18,226
       Regulatory liabilities ...........................     47,615     50,689
       Other ............................................     45,480     46,079
                                                            --------   --------
          Total deferred tax assets .....................   $147,212   $170,192

    Deferred Tax Liabilities:
       Depreciation .....................................   $184,462   $182,641
       Investment tax credit ............................     54,404     57,823
       Fuel costs .......................................     12,808     23,905
       Regulatory assets ................................     69,298     68,524
       Other ............................................     24,921     19,176
                                                            --------   --------
          Total deferred tax liabilities ................    345,893    352,369
                                                            --------   --------
    Accumulated deferred income taxes, net ..............   $198,681   $181,877
                                                            ========   ========

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996

(6)   Income Taxes (Continued)

        The following table reconciles the change in the net accumulated deferred income tax liability to the deferred income tax expense included in the consolidated statement of earnings for the period:

   Net change in deferred income tax liability per above table.......  $16,804
   Change in tax effects of income tax related regulatory
     assets and liabilities .........................................   (3,848)
   Tax effect of excess pension liability............................      134
   Tax effect of mark-to-market on investments available for sale....   (1,930)
                                                                      --------
   Deferred income tax expense for the period........................  $11,160
                                                                      ========

       The Company has no net operating loss carryforwards as of December 31, 1998.

(7)   Employee and Other Postretirement Benefits

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

        In December 1996, the Company's Board approved changes to the Company's defined benefit pension plan and the implementation of a defined contribution plan effective January 1, 1998. As a result, the Company recorded a curtailment gain of approximately $13.3 million in the consolidated financial statements for the year ended December 31, 1996.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996

(7)   Employee and Other Postretirement Benefits (Continued)

         The following sets forth the pension plan's funded status, components of pension costs and amounts (in thousands) at December 31:


                                                             Pension Benefits
                                                          ---------------------
                                                            1998        1997
                                                          ---------   ---------
Change in Benefit Obligation:
  Benefit obligation at beginning of year                 $297,679    $259,051
  Service cost                                               6,660       6,535
  Interest cost                                             20,101      19,592
  Actuarial loss                                            19,380      25,001
  Benefits paid                                            (13,772)    (12,500)
                                                          ---------   ---------
      Benefit obligation at end of period                  330,048     297,679
                                                          ---------   ---------
Change in Plan Assets:
  Fair value of plan assets at beginning of year           330,550     273,981
  Actual return on plan assets                              13,593      69,069
  Employer contribution                                        185       2,000
  Benefits paid                                            (13,772)    (12,500)
                                                          ---------   ---------
      Fair value of plan assets at end of year             330,556     332,550
                                                          ---------   ---------

  Funded Status                                                508      34,871
  Unamortized transition assets                             (3,486)     (4,650)
  Unrecognized net actuarial loss                           19,714     (12,828)
  Unrecognized prior service cost                              112         146
                                                          ---------   ---------
      Prepaid benefit cost                                $ 16,848    $ 17,539
                                                          =========   =========
Weighted - Average Assumptions as of December 31,
  Discount rate                                              6.75%       7.25%
  Expected return on plan assets                             8.50%       8.25%
  Rate of compensation increase                              N/A         N/A

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996

(7)  Employee and Other Postretirement Benefits (Continued)

                                                     Pension Benefits
                                            -----------------------------------
                                               1998        1997         1996
                                            ----------   ---------   ----------

Components of Net Periodic Benefit Cost:
  Service cost                               $  6,660     $ 6,535     $  8,540
  Interest cost                                20,101      19,592       20,546
  Expected return on plan assets              (26,755)    (23,426)     (31,211)
  Amortization of prior service cost           (1,130)     (1,130)       9,577
                                            ----------   ---------   ----------
      Net periodic benefit cost                (1,124)      1,571        7,452
  Curtailment gain                                  -           -      (13,317)
                                            ----------   ---------   ----------
      Total pension expense (benefit)        $ (1,124)    $ 1,571     $ (5,865)
                                            ==========   =========   ==========

Other Postretirement Benefits

        The Company provides medical and dental benefits to eligible retirees. Currently, retirees are offered the same benefits as active employees after reflecting Medicare coordination. The following sets forth the plan's funded status, components of net periodic benefit cost (in thousands) at December 31:

                                                           Other Benefits
                                                        ----------------------
                                                          1998         1997
                                                        ----------  ----------

Change in Benefit Obligation:
  Benefit obligation at beginning of year                $ 59,084    $ 58,399
  Service cost                                              1,292       1,300
  Interest cost                                             4,501       4,452
  Actuarial loss (gain)                                     9,662      (5,067)
                                                        ----------  ----------
      Benefit obligation at end of period                  74,539      59,084
                                                        ----------  ----------
Change in Plan Assets:
  Fair value of plan assets at beginning of year           33,158      20,930
  Actual return on plan assets                              4,444       6,076
  Employer contribution                                         -       6,152
                                                        ----------  ----------
      Fair value of plan assets at end of year           $ 37,602    $ 33,158
                                                        ----------  ----------

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996

(7)  Employee and Other Postretirement Benefits (Continued)

                                                       Other Benefits
                                                     ------------------
                                                       1998     1997
                                                     -------- ---------

  Funded Status                                      $(36,937) $(25,926)
  Unamortized transition assets                         6,826    (4,033)
  Unrecognized prior service cost                      25,440    27,257
                                                     --------  --------
      Accrued benefit cost                           $ (4,671) $ (2,702)
                                                     ========  ========
Weighted - Average Assumptions as of December 31,
  Discount rate                                        6.75%     7.25%
  Expected return on plan assets                       8.75%     8.75%
  Rate of compensation increase                        n/a       n/a


                                                       1998     1997      1996
                                                     -------- --------- --------
Components of Net Periodic Benefit Cost:
  Service cost                                       $ 1,292   $ 1,300  $ 1,449
  Interest cost                                        4,501     4,452    4,478
  Expected return on plan assets                      (2,943)   (1,884)  (1,367)
  Amortization of prior service cost                   1,817     1,817    1,817
                                                     -------- --------- --------
      Net periodic benefit cost                      $ 4,667   $ 5,685  $ 6,377
                                                     ======== ========= ========


       The effect of a 1% increase in the health care trend rate assumption would increase the accumulated postretirement benefit obligation as of December 31, 1998, by approximately $13.6 million and the aggregate service and interest cost components of net periodic postretirement benefit cost for 1998 by approximately $1.2 million. The health care cost trend rate is expected to decrease to 5.0% by 2010 and to remain at that level thereafter.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996

(7)    Employee and Other Postretirement Benefits (Continued)

Executive Retirement Program

       The Company has an executive retirement program for a group of management employees. The program was intended to attract, motivate and retain key management employees. The Company's projected benefit obligation for this program, as of December 31, 1998, was $19.5 million, of which the accumulated and vested benefit obligation was $19.5 million. As of December 31, 1998, the Company has recognized an additional liability of $5.8 million for the amount of unfunded accumulated benefits in excess of accrued pension costs. The net periodic pension cost for 1998, 1997 and 1996 was $2.3 million, $2.2 million and $2.1 million, respectively. In 1989, the Company established an irrevocable grantor trust in connection with the executive retirement program. Under the terms of the trust, the Company may, but is not obligated to, provide funds to the trust, which was established with an independent trustee, to aid it in meeting its obligations under such program. Marketable securities in the amount of approximately $9.8 million (fair market value of $17.0 million) are presently in trust. No additional funds have been provided to the trust since 1989.

Stock Option Plans

        The Company's Performance Stock Plan ("PSP") is a non-qualified stock option plan, covering a group of management employees. Options are granted at the fair market value of the shares on the date of the grant. Options granted through December 31, 1995, vested on June 30, 1996, have an exercise term of up to 10 years. All subsequent awards granted after December 31, 1995, vest three years from the grant date of the awards. The maximum number of options authorized are five million shares through December 31, 2000.

        In addition, the Company has a Director Retainer Plan ("DRP") which provides for payment of the Directors' annual retainer in the form of cash, restricted stock or stock options. The number of options granted in 1998 under the DRP was 10,000 shares with an exercise price of $12.75. The number of options exercised during 1998 under the DRP was 5,000. The number of options outstanding as of December 31, 1998, was 21,000.

        The fair value of each option grant is determined on the date of grant using the Black-Scholes option-pricing model with the following average assumptions used for grants in 1996, 1997 and 1998, respectively: dividend yield of 2.4%, 3.0% and 3.75%; expected volatility of 18%, 20% and 26.78%, risk-free interest rates of 5.59%, 5.69% and 4.65%; and expected lives of four years.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996


(7)      Employee and Other Postretirement Benefits (Continued)

        A summary of the status of the Company's stock option plans at December 31, and changes during the years then ended is presented below. Prior periods have been restated for comparability purposes.


                                          1998                      1997                   1996
                                   --------------------    ---------------------   ---------------------
                                               Weighted                 Weighted                Weighted
                                               Average                  Average                 Average
                                               Exercise                 Exercise                Exercise
       Fixed Options                Shares       Price      Shares        Price      Shares       Price
--------------------------------   ---------   --------    ---------    --------   ---------    --------
Outstanding at beginning
  of year                          1,539,214    $17.704    1,619,406    $15.905    1,652,977     $14.457

Granted                               10,000    $12.750      312,707    $23.033      390,228     $19.480

Exercised                            473,063    $14.663      379,833    $14.453      408,822     $13.691

Forfeited                             79,976    $21.194       13,066    $19.450       14,977     $19.625
                                   ---------               ---------               ---------
Outstanding at end of year           996,175    $18.819    1,539,214    $ 17.70    1,619,406     $15.905
                                   =========               =========               =========
Options exercisable at year-end      400,158                 861,221               1,244,155

Weighted-average fair value of
options granted during the year:

          PSP                            N/A                  $ 4.21                  $ 3.56
          DRP                          $7.32                  $15.69                  $11.50


The following table summarizes information about stock options outstanding at December 31, 1998:


                                Options Outstanding                    Options Exercisable
                    ------------------------------------------     -------------------------
                                  Weighted-Average    Weighted                     Weighted
     Range of          Number        Remaining        Average        Number         Average
     Exercise       Outstanding     Contractual       Exercise     Exercisable     Exercise
      Prices        at 12/31/98        Life            Prices      at 12/31/98      Prices
     --------       -----------   ----------------    --------     -----------     ---------
     $  5.50 -
     $ 12.75            21,000        9.33 years      $  9.381        11,000        $ 6.318
     $ 11.50 -
     $ 23.6875         975,175        7.62 years      $ 19.022       389,158        $15.298
     ---------      ----------    ----------------    --------     -----------     ---------
     $  5.50 -
     $ 23.6875         996,175        7.65 years      $ 18.819       400,158        $15.051
                    ==========                                     ===========


              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996

(7)      Employee and Other Postretirement Benefits (Continued)

       Had compensation cost for the Company's performance stock plan been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the effect on the Company's pro forma net earnings and pro forma earnings per share would be as follows:

                                                1998        1997         1996
                                                ----        ----         ----
                                                   (In thousands except per
                                                         share amounts)
   Net Earnings:
   (Available for common)    As Reported       $82,096     $80,409      $71,994
                             Pro Forma         $81,554     $80,018      $70,952

   Basic EPS:                As Reported       $  1.97     $  1.92      $  1.72
                             Pro Forma         $  1.95     $  1.92      $  1.70

   Diluted EPS:              As Reported       $  1.95     $  1.91      $  1.71
                             Pro Forma         $  1.95     $  1.90      $  1.70

(8)   Construction Program and Jointly-Owned Plants

        The Company's construction expenditures for 1998 were approximately $128.8 million, including expenditures on jointly-owned projects. The Company's proportionate share of expenses for the jointly-owned plants is included in operating expenses in the consolidated statements of earnings.

        At December 31, 1998, the Company's interests and investments in jointly-owned generating facilities are:


                                                                     Construction
                                           Plant in    Accumulated     Work in     Composite
  Station (Fuel Type)                       Service   Depreciation     Progress     Interest
-----------------------                    --------   ------------   ------------  ----------
                                                               (In thousands)
  San Juan Generating Station (Coal)......  $704,890    $310,678       $15,310      46.3%
  Palo Verde Nuclear Generating
    Station (Nuclear).....................  $197,369*   $ 43,822*      $12,156*     10.2%
  Four Corners Power Plant
    Units 4 and 5 (Coal)..................  $120,492    $ 62,494       $ 1,690      13.0%

-----------
     * Includes the Company's interest in PVNGS Unit 3, the Company's interest in common facilities for all PVNGS units and the Company's owned interests in PVNGS Units 1 and 2.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996

(8)  Construction Program and Jointly-Owned Plants (Continued)

San Juan Generating Station ("SJGS")

        The Company operates and jointly owns SJGS. At December 31, 1998, SJGS Units 1 and 2 are owned on a 50% shared basis with Tucson Electric Power Company, Unit 3 is owned 50% by the Company, 41.8% by Southern California Public Power Authority ("SCPPA") and 8.2% by Tri-State Generation and Transmission Association, Inc. Unit 4 is owned 38.457% by the Company, 28.8% by M-S-R Public Power Agency, California public power agency ("M-S-R"), 10.04% by the City of Anaheim, California, 8.475% by the City of Farmington, 7.2% by the County of Los Alamos, and 7.028% by Utah Associated Municipal Power Systems.

Palo Verde Nuclear Generating Station

       The Company is participating in the three 1,270 MW units of PVNGS, also known as the Arizona Nuclear Power Project, with Arizona Public Service Company ("APS") (the operating agent), Salt River Project, El Paso Electric Company ("El Paso"), Southern California Edison Company, SCPPA and The Department of Water and Power of the City of Los Angeles. The Company has a 10.2% undivided interest in PVNGS, with portions of its interests in Units 1 and 2 held under leases. During 1998, PVNGS was operated at a capacity factor of 92.5% which was the highest yearly capacity factor attained at the plant. This capacity factor was primarily attributable to record setting low refueling outage days.

PVNGS Liability and Insurance Matters

       The PVNGS participants have insurance for public liability resulting from nuclear energy hazards to the full limit of liability under Federal law. This potential liability is covered by primary liability insurance provided by commercial insurance carriers in the amount of $200 million and the balance by an industry-wide retrospective assessment program. If losses at any nuclear power plant covered by the programs exceed the accumulated funds, the Company could be assessed retrospective premium adjustments. The maximum assessment per reactor under the program for each nuclear incident is approximately $88 million, subject to an annual limit of $10 million per incident. Based upon the Company's 10.2% interest in the three PVNGS units, the Company's maximum potential assessment per incident for all three units is approximately $26.9 million, with an annual payment limitation of $3 million per incident. The insureds under this liability insurance include the PVNGS participants and "any other person or organization with respect to his legal responsibility for damage caused by the nuclear energy hazard". If the funds provided by this retrospective assessment program prove to be insufficient, Congress could impose revenue raising measures on the nuclear industry to pay claims.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996

(8)  Construction Program and Jointly-Owned Plants (Continued)

       The United States Nuclear Regulatory Commission ("NRC") has also recently announced that it has provided a report to Congress, making certain recommendations, with respect to the Federal law referred to above, which provides for payment of public liability claims in case of a catastrophic accident involving a nuclear power plant. One of the recommendations by the NRC would be that Congress consider amending the law to provide that the maximum a nuclear utility can be assessed per reactor per incident per year be doubled to $20 million. The $88 million maximum retrospective assessment per reactor per incident would be unchanged under the NRC proposal. The NRC also recommended that Congress investigate whether the $200 million now available from the private insurance market for liability claims per reactor can be increased to keep pace with inflation. The Company cannot predict whether or not Congress will act on the NRC's recommendations. However, if adopted, certain of the recommendations could possibly trigger "Deemed Loss Events" under the Company's PVNGS leases, absent waiver by the lessors.

       The PVNGS participants maintain "all-risk" (including nuclear hazards) insurance for nuclear property damage to, and decontamination of, property at PVNGS in the aggregate amount of $2.75 billion as of January 1, 1999, a substantial portion of which must be applied to stabilization and decontamination. The Company has also secured insurance against portions of the increased cost of generation or purchased power and business interruption resulting from certain accidental outages of any of the three units if the outages exceeds 17 weeks. The insurance coverage discussed in this section is subject to certain policy conditions and exclusions. The Company is a member of an industry mutual insurer. This mutual insurer provides both the "all-risk" and increased cost of generation insurance to the Company. In the event of adverse losses experienced by this insurer, the Company is subject to an assessment. The Company's maximum share of any assessment is approximately $3.3 million per year.

PVNGS Decommissioning Funding

       The Company has a program for funding its share of decommissioning costs for PVNGS. Under a portion of this program, the Company made a series of annual deposits under agreements approved by the NMPUC to an external non-qualified trust which were applied pursuant to a split dollar agreement between the Company and its employees towards an investment in whole life insurance policies on certain current and former employees. The program for investment in life insurance policies has been terminated. The remaining portion of the nuclear decommissioning funding program is invested in equities in qualified and non-qualified trusts. The results of the 1998 decommissioning cost study indicated that the Company's share of the PVNGS decommissioning costs excluding spent fuel disposal will be approximately $155.4 million (in 1998 dollars).

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996

(8)  Construction Program and Jointly-Owned Plants (Continued)

        Pursuant to NMPUC approval, the Company funded an additional $3.0 million, $2.1 million and $12.5 million in 1998, 1997 and 1996, respectively, into the qualified and non-qualified trust funds. The estimated market value of the trusts, including the net cash value of the life insurance policies, at the end of 1998 was approximately $40 million.

       The NRC has recently amended its rules on financial assurance requirements for the decommissioning of nuclear power plants. The amended rules became effective on November 23, 1998. The NRC has indicated that the amendments respond to the potential rate deregulation in the power generating industry and NRC concerns regarding whether decommissioning funding assurance requirements will need to be modified. The amended rules provide that a licensee may use an external sinking fund as the exclusive financial assurance mechanism if the licensee recovers estimated total decommissioning costs through cost of service rates or through a "non-bypassable charge". Other mechanisms are prescribed, including prepayment, if the requirements for exclusive reliance on the external sinking fund mechanism are not met. The Company currently relies on the external sinking fund mechanism to meet the NRC financial assurance requirements for its interests in PVNGS Units 1, 2 and 3. The costs of PVNGS Units 1 and 2 are currently included in PRC jurisdictional rates, but the costs of PVNGS Unit 3 are excluded from PRC jurisdictional rates. The Company will be filing a report with the NRC through APS, the operating agent of PVNGS, at the end of March 1999, concerning decommissioning funding assurance, and believes that it will continue to be allowed to use the external sinking fund method as the sole financial assurance method for Unit 3.

Nuclear Spent Fuel and Waste Disposal

       Pursuant to the Nuclear Waste Policy Act of 1982, as amended in 1987 (the "Waste Act"), United States Department of Energy ("DOE") is obligated to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by all domestic power reactors. The NRC, pursuant to the Waste Act, requires operators of nuclear power reactors to enter into spent fuel disposal contracts with DOE. APS, on its own behalf and on behalf of the other PVNGS participants, executed a spent fuel disposal contract with DOE. Under the Waste Act, DOE was to develop the facilities necessary for the storage and disposal of spent nuclear fuel and to have the first such facility in operation by 1998. That facility was to be a permanent repository. DOE announced that such a repository now cannot be completed before 2010.

       In response to lawsuits filed over DOE's obligation to accept used nuclear fuel, the United States Court of Appeals for the D.C. Circuit ("D.C. Circuit") has ruled that DOE had an obligation to begin accepting used nuclear fuel in 1998. However, the D.C. Circuit refused to issue an order compelling DOE to begin moving used fuel. Instead, the D.C. Circuit ruled that any damages to utilities should be sought under the standard contract signed between DOE and utilities, including APS, the operating agent of PVNGS. The United States Supreme Court has refused to grant review of the D.C. Circuit's decisions. In July 1998, APS filed a petition for review regarding DOE's obligation to begin accepting spent nuclear fuel.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996

(8)  Construction Program and Jointly-Owned Plants (Continued)

       APS has capacity in existing fuel storage pools at PVNGS which, with certain modifications, could accommodate all fuel expected to be discharged from normal operation of PVNGS through 2002, and believes it could augment that wet storage with the new facilities for on-site dry storage of spent fuel for an indeterminate period of operation beyond 2002, subject to obtaining any required governmental approvals. The Company currently estimates that it will incur approximately $41 million (in 1998 dollars) over the life of PVNGS for its share of the costs related to the on-site interim storage of spent nuclear fuel. The Company accrues these costs as a component of fuel expense, meaning the charges are accrued as the fuel is burned. During 1998, the Company expensed approximately $12 million for on-site interim nuclear fuel storage costs related to nuclear fuel burned prior to 1999. APS currently believes that spent fuel storage or disposal methods will be available for use by PVNGS to allow its continued operation beyond 2002.

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

(9) Long-Term Power Contracts

       The Company has a power purchase contract with Southwestern Public Service Company ("SPS") which originally provided for the purchase of up to 200 MW, expiring in May 2011. The Company may reduce its purchases from SPS by 25 MW annually upon three years' notice. The Company provided such notice to reduce the purchase by 25 MW in 1999 and by an additional 25 MW in 2000. The Company has 39 MW of contingent capacity obtained from El Paso under a transmission capacity for generation capacity trade arrangement that increases up to 70 MW from 1999 through 2003. In addition, the Company is interconnected with various utilities for economy interchanges and mutual assistance in emergencies. The Company has been actively trading in the wholesale power market and has entered into and anticipates that it will continue to enter into power purchases to accommodate its trading activity.

         The Company anticipates the need for approximately 100 to 200 MW of additional capacity in the 1999 through 2000 timeframe. To meet projected capacity needs, in 1996, the Company entered into a long-term power purchase

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996

(9)      Long-Term Power Contracts (Continued)

agreement ("PPA") with Cobisa-Person Limited Partnership ("PLP") to purchase approximately 100 MW of unit contingent peaking capacity from a gas turbine generating unit for a period of 20 years, with an option to renew for an additional five years. In September 1997, the NMPUC approved the Company's and PLP's applications for the project. In December 1997, PLP also received FERC approval for "exempt wholesale generator" status with respect to the gas turbine generating unit. In March 1998, the Company and PLP executed amendments to the PPA and to the associated site lease and interconnection agreement, and executed a new water use lease. The PPA was amended to change the maximum capacity the Company was obligated to take to 132 MW and to change the commercial operation date from May 1999 to May 2000. The gas turbine generating unit will be constructed and operated by PLP and will be located on the Company's retired Person Generating Station site in Albuquerque, New Mexico. The site for the generating unit was chosen, in part, to provide needed benefits to the Company's constrained transmission system. Primary fuel for the gas turbine generating unit will be natural gas, which will be provided by the Company. In addition, the unit will have the capability to utilize low sulfur fuel oil in the event natural gas is not available.

       In the September 1997 NMPUC order, the NMPUC approved the project application and a stipulated settlement agreement ("Stipulation") which had been entered into earlier among the Company, PLP and the NMPUC staff to resolve certain issues raised in this proceeding. The Stipulation included, among other things, a provision wherein the Company committed, in cooperation with the NMPUC staff, to the development and evaluation of a request for proposal ("RFP") for the purchase of approximately 5 MW of capacity from solar generation resources. The Company was not obligated to build such a unit or commit to such a solar power purchase agreement prior to the NMPUC approval of a full-cost recovery mechanism.

        By order dated October 27, 1998, the NMPUC approved the Company's implementation of a rate rider to collect a 0.5 percent surcharge on all retail electric bills to pay for solar and other renewable resource projects. Under the NMPUC's order, one-half of the monies collected under the rider will be used to purchase or acquire resources the Company had pursued through the solar RFP process, while the other half of the monies will be used for other renewable resource projects.

        In November 1998, the NMPUC adopted a rule that establishes a "renewable energy development program" and requires New Mexico utilities to collect voluntary contributions to a renewable energy fund from their customers. The stated purpose of the rule is to support research, development, demonstration and deployment of renewable energy resources. Funds collected by each utility are to be spent by it on projects approved by the PRC based upon the recommendations of a Renewable Energy Advisory Board which will be appointed by the PRC. The Company has requested the PRC to exempt it from the rule on the grounds that the rule is more than satisfied by the renewable resource program and 0.5 percent surcharge specifically approved for the Company by the NMPUC in October 1998. The Company's request is pending.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996

(9)  Long-Term Power Contracts (Continued)

       In addition to the long-term power purchase contract with the PLP, the Company is pursuing other options to ensure its additional capacity needs are met.

(10) Lease Commitments

        The Company leases interests in Units 1 and 2 of PVNGS, certain transmission facilities, office buildings and other equipment under operating leases. The lease expense for PVNGS is $66.3 million per year over base lease terms expiring in 2015 and 2016. Prior to 1992, the aggregate lease expense for the PVNGS leases was $84.6 million per year over the base lease terms; however, this amount was reduced by the purchase of approximately 22% of the beneficial interests in the PVNGS Units 1 and 2 leases (see note 8). The Company has since reacquired the ownership of those specific interests in PVNGS Units 1 and 2. Each PVNGS lease contains renewal and fair market value purchase options at the end of the base lease term. Covenants in the Company's PVNGS Units 1 and 2 lease agreements limit the Company's ability, without consent of the owner participants and bondholders in the lease transactions, (i) to enter into any merger or consolidation, or (ii) except in connection with normal dividend policy, to convey, transfer, lease or dividend more than 5% of its assets in any single transaction or series of related transactions.

     Future minimum operating lease payments (in thousands) at December 31, 1998 are:

       1999 ...............................................   $   79,805
       2000 ...............................................       78,974
       2001 ...............................................       78,779
       2002 ...............................................       78,666
       2003 ...............................................       78,663
       Later years ........................................      875,088
                                                              ----------
          Total minimum lease payments ....................   $1,269,975
                                                              ==========

        Operating lease expense, inclusive of PVNGS leases, was approximately $82.6 million in 1998, $80.8 million in 1997 and $80.3 million in 1996. Aggregate minimum payments to be received in future periods under noncancelable subleases are approximately $5.3 million.

(11)  Environmental Issues

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

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996

(11)  Environmental Issues (Continued)

Electric Operations

Santa Fe Generating Station ("Santa Fe Station")

        The Company and the New Mexico Environment Department ("NMED") have conducted investigations of the gasoline and chlorinated solvent groundwater contamination detected beneath the former Santa Fe Station site to determine the source of the contamination pursuant to a 1992 Settlement Agreement ("Settlement Agreement") between the Company and the NMED. In June 1996, the Company received a letter from the NMED, indicating that the NMED believes the Company is the source of gasoline contamination in a municipal well supplying the City of Santa Fe and of groundwater underlying the Santa Fe Station site. Further, the NMED letter stated that the Company was required to proceed with interim remediation of the contamination pursuant to the New Mexico Water Quality Control Commission regulations.

        In October 1996, the Company and the NMED signed an amendment to the Settlement Agreement concerning the groundwater contamination underlying the site. As part of the amendment, the Company agreed to spend approximately $1.2 million for certain costs related to sampling, monitoring, and the development and implementation of a remediation plan.

        The amended Settlement Agreement does not, however, provide the Company with a full and complete release from potential further liability for remediation of the groundwater contamination. After the Company has expended the settlement amount, if the NMED can establish through binding arbitration that the Santa Fe Station is the source of the contamination, the Company could be required to perform further remediation that is determined to be necessary. The Company continues to dispute any contention that the Santa Fe Station is the source of the groundwater contamination and believes that insufficient data exists to identify the sources of groundwater contamination. The Company's aquifer characterization and groundwater quality reports complied from 1996 to 1999 strongly suggest the groundwater contamination does not originate from the Santa Fe Station site and has been drawn under the site by the pumping of the Santa Fe supply well.

        The Company and the NMED, with the cooperation of the City of Santa Fe, jointly selected a remediation plan proposed by a remediation contractor. The City of Santa Fe, the Company and the NMED entered into a memorandum of understanding concerning the selected remediation plan and the operation of the municipal well adjacent to the Santa Fe Station site in connection with carrying out that plan. Construction of a new Santa Fe well and booster station has been completed. The new system began operation on October 5, 1998, to treat groundwater produced by the Santa Fe well to drinking water standards for municipal distribution and the stimulation of naturally occurring bioremediation of groundwater contamination beneath the Santa Fe Station site.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996

(11)  Environmental Issues (Continued)

Person Station

        The Company, in compliance with a Corrective Action Directive issued by the NMED, determined that groundwater contamination exists in the deep and shallow groundwater at the Person Station site. The Company is required to delineate the extent of the contamination and remediate the contaminants in the groundwater at the Person Station site. The extent of shallow and deep groundwater contamination was assessed and the results were reported to the NMED. The Company currently is involved with the process to renew the Resource Conservation and Recovery Act ("RCRA") post-closure care permit for the facility. Remedial actions for the shallow and deep groundwater will be incorporated into the new permit. The Company has installed and is operating a pump and treat system for the shallow groundwater. The Company has proposed a monitoring program in conjunction with natural attenuation processes as the most cost effective approach for the deep groundwater remediation. The Company's current estimate to decommission its retired fossil-fueled plants includes approximately $5.0 million in additional expenses to complete the groundwater remediation program at Person Station. As part of the financial assurance requirement of the Person Station Hazardous Waste Permit, the Company established a trust fund. The current value of the trust fund at December 31, 1998, was $7.7 million. The remediation program continues on schedule.

Gas Operations

Pit Closure and Remediation

        In 1995, the Jicarilla Apache Tribe ("Jicarilla") enacted an ordinance directing that unlined surface impoundments located within environmentally sensitive areas be remediated and closed by December 1996, and that all other unlined surface impoundments on Jicarilla lands be remediated and closed by December 1998. In 1995, the Company received a claim for indemnification by Williams Gas Processing-Blanco, Inc. ("Williams"), the purchaser of the Company's gas gathering and processing assets, for the environmental work required to comply with the Jicarilla ordinance. The Company submitted a closure/remediation plan to the Jicarillas' environmental protection office, which was approved. The Company's remediation work pursuant to the plan commenced in 1996, and the costs of remediation are being charged against the $10.6 million indemnification cap contained in the purchase and sale agreement between the Company and Williams. The Company completed remediation and closed pits within the environmentally sensitive area in 1996, and completed remediation and closure of all other pits on the Jicarilla Apache Reservation associated with the sale of gas gathering and processing assets by the December 1998 deadline specified in the ordinance.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996

(12)   Discontinued Operations

       On August 4, 1998, the Company adopted a plan to discontinue the gas trading operations of its Energy Services Business Unit. Accordingly, the gas marketing operations of its Energy Services Business Unit are reported as discontinued operations. Estimated losses on the disposal of the gas marketing segment was $5.1 million (net of income tax benefit of $3.3 million), which includes a provision for anticipated operating losses prior to disposal.

       Operating results of the discontinued operations prior to the date of discontinuation are shown separately in the accompanying consolidated statements of earnings. Such amounts include income tax benefits related to the losses from discontinued operations of $4.8 million in 1998, $3.6 million in 1997 and $.3 million in 1996. Total sales from the discontinued operations were $159.2 million, $114.7 million and $9.6 million in 1998, 1997 and 1996, respectively. Prior to the decision to discontinue non-utility operations, such total sales and income tax benefits were included in operating revenues and operating expenses in the consolidated statement of earnings.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996

(13)   Segment Information

        In 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company's principal business segments are the four regulated business units: Electric Service Business Unit
("Distribution"), Transmission Service Business Unit ("Transmission"), Bulk Power Business Unit ("Generation") and Gas Services Business Unit ("Gas"). The Company's non operating subsidiaries and Energy Services Business Unit are not reportable segments and are included in "Other" for reconciliation purposes. Intersegment revenues are determined based on a formula mutually agreed upon between affected segments and are not based on market rates. Such intersegment items are eliminated for consolidation purposes.

       Summarized financial information by business segment for 1998, 1997 and 1996 is as follows:

                                                      Electric
                                       --------------------------------------
                                       Distribution Transmission   Generation      Gas        Other        Total
                                       ------------ ------------   ----------    --------    --------    ----------
                                                                      (In thousands)
1998:
Operating revenues:
   External customers                     $539,972    $ 15,596     $  279,636    $255,975    $  1,266    $1,092,445
   Intersegment revenues                     -        $ 29,091     $  362,722       -        $   -       $  391,813
Depreciation and amortization             $ 23,396    $  8,527     $   38,292    $ 15,863    $     63    $   86,141
Interest income                           $  9,200    $  4,286     $   15,001    $  6,130    $    424    $   35,041
Net interest charges                      $ 16,057    $  7,547     $   26,179    $ 13,784    $   (350)   $   63,217
Operating income tax expense (benefit)    $ 10,217    $  2,518     $   27,632    $  4,597    $ (3,658)   $   41,306
Segment net income (loss)                 $ 22,317    $  6,828     $   61,949    $ 11,056    $(19,468)   $   82,682

Total assets                              $583,104    $197,085     $1,328,691    $443,750    $ 24,158    $2,576,788
Gross property additions                  $ 50,399    $  9,156     $   30,969    $ 38,260        -       $  128,784

1997:
Operating revenues:
   External customers                     $522,835       -         $  199,603    $294,769    $  3,314    $1,020,521
   Intersegment revenues                     -           -         $  370,019       -        $   -       $  370,019
Depreciation and amortization             $ 21,754       -         $   46,335    $ 14,587    $     18    $   82,694
Interest income                           $  6,715       -         $   12,714    $  4,313    $     34    $   23,776
Net interest charges                      $ 15,900       -         $   27,613    $ 12,701        -       $   56,214
Operating income tax expense (benefit)    $ 13,890       -         $   22,556    $  7,587    $ (2,092)   $   41,941
Segment net income (loss)                 $ 24,496       -         $   51,260    $ 14,602    $ (9,363)   $   80,995

Total assets                              $607,898       -         $1,178,036    $479,320    $ 55,301    $2,320,555
Gross property additions                  $ 45,302       -         $   51,661    $ 31,408        -       $  128,371


              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996

(13)     Segment Information (Continued)

                                                      Electric
                                       --------------------------------------
                                       Distribution Transmission   Generation      Gas        Other        Total
                                       ------------ ------------   ----------    --------    --------    ----------
                                                                      (In thousands)
1996:
Operating revenues:
   External customers                     $510,936       -         $  134,703    $227,301     $   838    $  873,778
   Intersegment revenues                     -           -         $  380,000       -         $  -       $  380,000
Depreciation and amortization             $ 19,883       -         $   44,934    $ 13,122     $   176    $   78,115
Interest income                           $  2,386       -         $    5,700    $  4,420        -       $   12,506
Net interest charges                      $ 12,346       -         $   30,817    $ 11,544        -       $   54,707
Operating income tax expense (benefit)    $  8,559       -         $   23,863    $  8,927     $(1,699)   $   39,650
Segment net income (loss)                 $ 16,800       -         $   52,237    $  8,909     $(5,366)   $   72,580

Total assets                              $579,793       -         $1,139,827    $484,073     $26,621    $2,230,314
Gross property additions                  $ 49,221       -         $   27,351    $ 26,497     $    18    $  103,087


       The Transmission Service Business Unit was established in 1998. Prior to 1998, it was combined with the Bulk Power Business Unit. Prior periods information for the Transmission Service Business Unit is not available.

       On August 4, 1998, the Company adopted a plan to discontinue the gas trading operations of its Energy Services Business Unit (see note 12). Included in the line item Segment net income (loss) under Other are losses of $18,501, $9,050 and $5,058 for the discontinued operations for 1998, 1997 and 1996, respectively.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                           QUARTERLY OPERATING RESULTS


   The unaudited operating results by quarters for 1998 and 1997 are as follows:

                                                                        Quarter Ended
                                                        --------------------------------------------
                                                        March 31    June 30  September 30  December 31
                                                        --------    -------  ------------  -----------
                                                           (In thousands except per share amounts)
  1998:
     Operating Revenues ................................$282,560    $230,478    $320,438    $258,969
     Operating Income ..................................$ 36,626    $ 26,042    $ 47,446    $ 25,535
     Earnings Before Discontinued Operations............$ 25,561    $ 16,497    $ 34,656    $ 18,405
     Net Earnings  (1)..................................$ 21,214    $ 14,778    $ 31,989    $ 14,701
     Net Earnings per share before Discontinued
        Operations......................................$   0.61    $   0.39    $   0.83    $   0.44
     Net Earnings per Share (basic).....................$   0.50    $   0.35    $   0.77    $   0.35
     Net Earnings per share (diluted)...................$   0.50    $   0.35    $   0.76    $   0.34

  1997:
     Operating Revenues ................................$285,290    $219,435    $254,600    $261,196
     Operating Income ..................................$ 36,893    $ 26,781    $ 35,152    $ 30,721
     Earnings before Discontinued Operations............$ 25,096    $ 16,354    $ 24,586    $ 20,461
     Net Earnings  .....................................$ 24,896    $ 15,567    $ 24,319    $ 16,213
     Net Earnings per share before Discontinued
       Operations.......................................$   0.60    $   0.39    $   0.59    $   0.48

     Net Earnings per Share (basic).....................$   0.59    $   0.37    $   0.58    $   0.38
     Net Earnings per share (diluted)...................$   0.59    $   0.37    $   0.57    $   0.38


      In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results of operations for such periods have been included.

-------------------

(1) On August 4, 1998, the Company adopted a plan to discontinue the gas trading operations of its Energy Services Business Unit. As a result, estimated losses of $1.4 million ($0.03 per common share) and $3.7 million ($0.09 per common share) for the third quarter and the fourth quarter, respectively, were recognized. (See note 12 of the notes to consolidated financial statements.) In addition, certain prior periods amounts have been restated.


                             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                                       COMPARATIVE OPERATING STATISTICS

                                                      1998          1997          1996          1995          1994
                                                   -----------   -----------   -----------   -----------   -----------
Electric Service Energy Sales--KWh (in thousands):
  Residential                                       2,007,852     1,976,434     1,892,290     1,795,371     1,786,292
  Commercial                                        2,888,539     2,841,831     2,698,087     2,578,243     2,534,507
  Industrial                                        1,571,824     1,556,264     1,505,801     1,434,974     1,268,208
  Other ultimate customers                            271,659       160,370       310,118       220,777       364,144
                                                   -----------   -----------   -----------   -----------   -----------
    Total sales to ultimate customers               6,739,874     6,534,899     6,406,296     6,029,365     5,953,151
  Sales for resale                                  8,782,315     6,785,643     4,575,220     2,590,513     3,361,933
                                                   -----------   -----------   -----------   -----------   -----------
    Total KWh sales                                15,522,189    13,320,542    10,981,516     8,619,878     9,315,084
                                                   ===========   ===========   ===========   ===========   ===========

Electric Revenues (in thousands):
  Residential                                        $187,681      $184,813      $177,220      $168,633      $172,559
  Commercial                                          241,968       237,629       226,146       218,222       229,851
  Industrial                                           88,644        86,927        83,651        79,964        79,729
  Other ultimate customers                             18,124        10,135        20,804        18,749        24,147
                                                   -----------   -----------   -----------   -----------   -----------
    Total revenues to ultimate customers              536,417       519,504       507,821       485,568       506,286
  Sales for resale                                    274,979       185,334       121,329        80,949 *      96,821 *
                                                   -----------   -----------   -----------   -----------   -----------
    Total revenues from energy sales                  811,396       704,838       629,150       566,517       603,107
  Miscellaneous electric revenues                      23,808        17,600        16,489        17,767        18,687
                                                   -----------   -----------   -----------   -----------   -----------
    Total electric revenues                          $835,204      $722,438      $645,639      $584,284      $621,794
                                                   ===========   ===========   ===========   ===========   ===========

Customers at Year End:
  Residential                                         319,415       311,314       304,900       296,821       287,369
  Commercial                                           37,652        36,942        36,292        35,390        34,336
  Industrial                                              363           363           375           374           384
  Other ultimate customers                                665           637           632           598           599
                                                   -----------   -----------   -----------   -----------   -----------
    Total ultimate customers                          358,095       349,256       342,199       333,183       322,688
  Sales for Resale                                         83            66            56            37            42
                                                   -----------   -----------   -----------   -----------   -----------
    Total customers                                   358,178       349,322       342,255       333,220       322,730
                                                   ===========   ===========   ===========   ===========   ===========

Reliable Net Capability--KW                         1,506,000     1,506,000     1,506,000     1,506,000     1,506,000
Coincidental Peak Demand--KW                        1,313,000     1,209,000     1,217,000     1,247,000     1,189,000
Average Fuel Cost per Million BTU                    $ 1.2433      $ 1.2319      $ 1.2735       $1.3177       $1.3488
BTU per KWh of Net Generation                          10,784        10,927        10,768        10,811        10,817

Water Service  **
  Water Sales--Gallon (in thousands)                     -            -              -        1,616,544     3,366,388
  Revenues (in thousands)                                -            -              -          $ 6,196       $13,407
  Customers at Year End                                  -            -              -           23,752        23,452

---------------------------------------------------


  *Due to the provision for the loss associated with the M-S-R contingent power purchase contract recognized in 1992, operating revenues were reduced by $7.3 million and $25.0 million for 1995 and 1994, respectively

 **On July 3, 1995, the Company sold its water utility  division.  Water
   Service's comparative operating statistics for 1995 are through this date.


                             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                                       COMPARATIVE OPERATING STATISTICS

                                             1998        1997        1996        1995       1994
                                           ---------   ---------   ---------   ---------  ---------
Gas Throughput--Decatherms (in thousands)
PNMGS:
    Residential                              30,258      30,755      27,387      25,865     27,139
    Commercial                               10,387      10,644       9,310       8,864      9,767
    Industrial                                1,553       1,280       2,136         661        831
    Public authorities                        3,427       4,153       2,591       2,411      2,465
    Irrigation                                1,869       1,593       1,418       1,245      1,272
    Sales for resale                          1,205       1,233       3,094       1,266        680
    Off-system sales                          1,889       1,179       5,745       1,176       -
    Unbilled                                 (1,343)       (202)      1,405      (1,764)      (309)
                                           ---------   ---------   ---------   ---------  ---------
    PNMGS sales                              49,245      50,635      53,086      39,724     41,845
    Transportation throughput                36,413      33,975      47,010      49,136     43,135
                                           ---------   ---------   ---------   ---------  ---------
   PNMGS throughput                          85,658      84,610     100,096      88,860     84,980
Gathering Company:
    Spot market sales                          -           -          -              39       -
    Transportation throughput                  -           -          -          20,695     47,091
                                           ---------   ---------   ---------   ---------  ---------
         Total throughput                    85,658      84,610     100,096     109,594    132,071
                                           =========   =========   =========   =========  =========

Gas Revenues (in thousands)
PNMGS:
    Residential                            $161,153    $187,563    $129,911    $125,290   $149,439
    Commercial                               42,680      50,502      33,022      32,328     42,725
    Industrial                                4,887       4,536       5,179       1,873      2,905
    Public authorities                       12,610      17,577       8,018       7,939      9,969
    Irrigation                                5,780       5,041       3,252       3,077      4,061
    Sales for resale                          3,596       4,465       2,106       3,114      2,462
    Off-system sales                          3,816       1,926      14,352       1,885       -
    Imbalance penalties                       1,416       1,273       1,231       1,786        944
    Unbilled                                   (955)     (2,172)      2,678      (2,430)       267
                                           ---------   ---------   ---------   ---------  ---------
    Revenues from gas sales                 234,983     270,711     199,749     174,862    212,772
    Transportation                           13,464      14,172      17,215      18,532     19,742
    Liquids                                   1,463       4,451       7,608      12,782     14,551
    Other                                     6,065       5,435       2,729       3,606      4,705
                                           ---------   ---------   ---------   ---------  ---------
    PNMGS operating revenues                255,975     294,769     227,301     209,782    251,770
Gathering Company:
    Spot market sales                          -           -           -             42       -
    Transportation                             -           -           -          3,640      7,850
    Imbalance penalties                        -           -           -            418         26
Processing Company:
    Liquids revenue                            -           -           -            632       (621)
    Processing fees                            -           -           -          3,471     10,485
                                           ---------   ---------   ---------   ---------  ---------
         Total operating revenues          $255,975    $294,769    $227,301    $217,985   $269,510
                                           =========   =========   =========   =========  =========
Customers at Year End
PNMGS:
    Residential                             383,292     375,032     367,025     358,822    348,715
    Commercial                               32,004      31,560      30,757      30,493     30,139
    Industrial                                   55          50          54          59         57
    Public authorities                        2,429       2,735       2,462       2,444      2,463
    Irrigation                                1,078       1,027       1,076         886        899
    Sales for resale                              3           3           3           2          3
    Gas choice                                  112     -           -           -          -
    Transportation                               29          31          36          38         43
                                           ---------   ---------   ---------   ---------  ---------
    PNMGS customers                         419,002     410,438     401,413     392,744    382,319
Gathering Company:
    Transportation                          -           -           -           -               21
Processing Company                          -           -           -           -               32
                                           ---------   ---------   ---------   ---------  ---------
         Total customers                    419,002     410,438     401,413     392,744    382,372
                                           =========   =========   =========   =========  =========


------------------------------------

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

       Reference is hereby made to "Election of Directors" in the Company's Proxy Statement relating to the annual meeting of stockholders to be held on June 8, 1999 (the "1999 Proxy Statement"), to PART I, SUPPLEMENTAL ITEM - "EXECUTIVE OFFICERS OF THE COMPANY" and "Other Matters" "Section 16(a) Beneficial Ownership Reporting Compliance" in the 1999 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

       Reference is hereby made to "Executive Compensation" in the 1999 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Reference is hereby made to "Voting Information", "Election of Directors" and "Stock Ownership of Certain Executive Officers" in the 1999 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Reference is hereby made to the 1999 Proxy Statement for such disclosure, if any, as may be required by this item.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
            ON FORM 8-K

       (a) - 1.    See Index to Financial Statements under Item 8.

       (a) - 2. Financial Statement Schedules for the years 1998, 1997, and 1996 are omitted for the reason that they are not required or the information is otherwise supplied.

       (a) - 3-A.  Exhibits Filed:

         Exhibit
           No.                              Description
         -------                            -----------

         10.20.2 Amendment No. 2 dated as of April 10, 1987 to Facility Lease dated as of August 12, 1986, as amended, between The First National Bank of Boston, not in its individual capacity, but solely as Owner Trustee under a Trust Agreement, dated as of August 12, 1986, with MFS Leasing Corp., Lessor and Public Service Company of New Mexico, Lessee (refiled).

         Exhibit
           No.                              Description
         -------                            -----------

         10.23** Restated and Amended Public Service Company of New Mexico Accelerated Management Performance Plan (1988) (August 16, 1988) (refiled).

         10.23.1**      First  Amendment to Restated and Amended  Public Service
                        Company of New Mexico Accelerated Management Performance
                        Plan (1988) (August 30, 1988) (refiled).

         10.23.2**      Second Amendment to Restated and Amended Public Service
                        Company of New Mexico Accelerated Management Performance
                        Plan (1988) (December 29, 1989) (refiled).

         23.1           Consent of Arthur Andersen LLP.

         27             Financial Data Schedule.

----------
         ** Designates each management contract or compensatory plan or arrangement required to be identified pursuant to paragraph 3 of
               Item 14(a) of Form 10 -K.

         (a) - 3-B.  Exhibits Incorporated By Reference:

         In addition to those Exhibits shown above, the Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation S-K section 10, paragraph (d) by reference to the filings set forth below:

Exhibit No.        Description of Exhibit                      Filed as Exhibit:               File No:
-----------        ----------------------                      -----------------               --------

Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
 2.1    Purchase and Sale Agreement By and               4-(b) to Registration Statement        2-99990
        Among Public Service Company of                  No. 2-99990 of the Company.
        New Mexico, Sunterra Gas Gathering
        Company, Sunterra Gas Processing
        (Sellers) and Williams Gas Processing -
        Blanco, Inc. (Buyer).

2.1.1   First Amendment to Purchase and Sale             2.1.1    to Annual Report of the       1-6986
        Agreement By and Among Public                    Registrant on Form 10-K for
        Service Company of New Mexico,                   fiscal year ended December
        Sunterra Gas Gathering Company,                  31, 1994.
        Sunterra Gas Processing Company
        (Sellers) and Williams Gas Processing -
        Blanco, Inc. (Buyer).

Exhibit No.        Description of Exhibit                      Filed as Exhibit:               File No:
-----------        ----------------------                      -----------------               --------

2.1.2   Second  Amendment to Purchase and                2.1.2 to Annual  Report of the         1-6986
        Sale  Agreement  By and Among Public             Registrant  on Form
        Service  Company  of New  Mexico,                10-K for  fiscal year  ended
        Sunterra Gas Gathering Company,                  December 31, 1994.
        Sunterra Gas Processing Company
        (Sellers) and Williams Gas Processing-
        Blanco, Inc. (Buyer)

2.2     Agreement to Purchase and Sell Between           4-(b) to Registration Statement        2-99990
        City of Santa Fe, New Mexico and                 No. 2-99990 of the Company.
        Public Service Company of New Mexico.

2.2.1   First  Amendment to  Agreement to                2.2.1 to Annual  Report of the         1-6986
        Purchase and Sell Between the City of            Registrant on Form
        Santa Fe, New  Mexico and Public                 10-K for fiscal year
        Service Company of New Mexico.                   ended December 31, 1994.

2.2.2   Second  Amendment to Agreement to                2.2.2 to Annual  Report of the         1-6986
        Purchase and Sell Between the City of            Registrant on Form
        Santa Fe,  New  Mexico  and  Public              10-K for fiscal  year ended
        Service Company of New Mexico.                   December 31, 1994.

2.2.3   Third  Amendment to  Agreement to                2.2.3 to Annual  Report of the         1-6986
        Purchase and Sell Between the City of            Registrant on Form
        Santa Fe,  New  Mexico  and  Public              10-K for fiscal year ended
        Service Company of New Mexico.                   December 31, 1994.

2.2.4   Fourth  Amendment to Agreement to                2.2.4 to Annual  Report of the         1-6986
        Purchase and Sell Between the City of            Registrant on Form
        Santa Fe,  New  Mexico  and  Public              10-K for fiscal year ended
        Service Company of New Mexico.                   December 31, 1994.

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

2.2.7   Seventh Amendment to Agreement to                2.2.7 to the Company's                 1-6986
        Purchase and Sell Between the City               Quarterly Report on Form
        of Santa Fe, New Mexico and Public               10-Q for the quarter ended June
        Service Company of New Mexico.                   30, 1995.

Exhibit No.        Description of Exhibit                      Filed as Exhibit:               File No:
-----------        ----------------------                      -----------------               --------
Articles of Incorporation and By-laws

3.1     Restated Articles of Incorporation of the        4-(b) to Registration Statement        2-99990
        Company, as amended through May 10,              No. 2-99990 of the Company.
        1985.

3.2     By-laws of Public Service Company of             3.2 to Annual Report of the            1-6986
        New Mexico With All Amendments to                Registrant on Form 10-K for the
        and including December 5, 1994.                  fiscal year ended December 31,
                                                         1994.

Instruments Defining the Rights of Security Holders, Including Indentures

 4.1    Indenture of Mortgage and Deed of                4-(d) to Registration Statement        2-99990
        Trust dated as of June 1, 1947, between          No. 2-99990 of the Company.
        the   Company  and  The  Bank  of  New  York
        (formerly Irving Trust Company), as Trustee,
        together   with   the   Ninth   Supplemental
        Indenture  dated as of January 1, 1967,  the
        Twelfth  Supplemental  Indenture dated as of
        September   15,   1971,    the    Fourteenth
        Supplemental  Indenture dated as of December
        1, 1974 and the Twenty- second  Supplemental
        Indenture   dated  as  of  October  1,  1979
        thereto  relating to First Mortgage Bonds of
        the Company.

4.2     Portions of sixteen supplemental                 4-(e) to Registration Statement        2-99990
        indentures to the Indenture of Mortgage          No. 2-99990 of the Company.
        and Deed of Trust  dated as of June 1, 1947,
        between the Company and The Bank of New York
        (formerly Irving Trust Company), as Trustee,
        relevant  to the  declaration  or payment of
        dividends    or   the    making   of   other
        distributions  on or  the  purchase  by  the
        Company  of shares of the  Company's  Common
        Stock.

4.3     Fifty-third Supplemental Indenture, dated        4.3 to the Company's Quarterly         1-6986
        as of March 11, 1998, supplemental to            Report on Form 10-Q for the
        Indenture of Mortgage and Deed of Trust,         quarter ended March 31, 1998.
        dated as of June 1, 1947, between the
        Company and The Bank of New York
        (formerly Irving Trust Company), as
        trustee.

Exhibit No.        Description of Exhibit                      Filed as Exhibit:               File No:
-----------        ----------------------                      -----------------               --------

4.4     Indenture (for Senior Notes), dated as of        4.4 to the Company's                   1-6986
        March 11, 1998, between the Company and The      Quarterly Report on Form
        Chase Manhattan Bank, as Trustee.                10-Q for the quarter ended March
                                                         31, 1998.

4.5     First Supplemental Indenture, dated as           4.5 to the Company's                   1-6986
        of March 11, 1998, supplemental to               Quarterly Report on Form
        Indenture, dated as of March 11, 1998,           10-Q for the quarter ended March
        between the Company and The Chase                31, 1998.
        Manhattan Bank, as Trustee.

4.6     Second Supplemental Indenture, dated             4.6 to the Company's Quarterly         1-6986
        as of March 11, 1998, supplemental to            Report on Form
        Indenture, dated as of March 11, 1998,           10-Q for the quarter ended March
        between the Company and The Chase                31, 1998.
        Manhattan Bank, as Trustee.

4.7     Indenture (for Senior Notes), dated as of        4.1 to Registration                    33-53367
        August 1, 1998, between the Company              Statement No. 33-53367 of the
        and The Chase Manhattan Bank, as                 Company.
        Trustee.

4.8     First Supplemental Indenture, dated              4.3 to the Company's                   1-6986
        August 1, 1998, supplemental to                  Current Report on Form 8-K
        Indenture, dated as of August 1,                 dated August 7, 1998.
        1998, between the Company and the
        Chase Manhattan Bank, as Trustee.

Material Contracts

10.1    Supplemental Indenture of Lease dated as         4-D to Registration Statement No.      2-26116
        of July 19, 1966 between the Company             2-26116 of the Company.
        and other participants in the Four Corners
        Project and the Navajo Indian Tribal
        Council.

10.1.1  Amendment and Supplement No. 1 to                10.1.1 to Annual Report of the         1-6986
        Supplemental and Additional Indenture of         Registrant on Form 10-K for fiscal
        Lease dated April 25, 1985 between the           year ended December 31, 1995.
        Navajo Tribe of Indians and Arizona
        Public Service Company, El Paso Electric
        Company, Public Service Company of
        New Mexico, Salt River Project
        Agricultural Improvement and Power
        District, Southern California Edison
        Company, and Tucson Electric Power
        Company (refiled).


Exhibit No.        Description of Exhibit                      Filed as Exhibit:               File No:
-----------        ----------------------                      -----------------               --------

10.2    Fuel Agreement, as supplemented, dated           4-H to Registration Statement No.      2-35042
        as of September 1, 1966 between Utah             2-35042 of the Company.
        Construction & Mining Co. and the
        participants in the Four Corners Project
        including the Company.

10.3    Fourth Supplement to Four Corners Fuel           10.3 to Annual Report of the           1-6986
        Agreement No. 2 effective as of January          Registrant on Form 10-K for fiscal
        1, 1981, between Utah International Inc.         year ended December 31, 1991.
        and the participants in the Four Corners
        Project, including the Company.

10.4    Contract between the United States and           5-L to Registration Statement No.      2-41010
        the Company dated April 11, 1968, for            2-41010 of the Company.
        furnishing water.

10.4.1  Amendatory Contract between the United           5-R to Registration Statement No.      2-60021
        States and the Company dated September           2-60021 of the Company.
        29, 1977, for furnishing water.

10.5    Co-Tenancy Agreement between the                 5-O to Registration Statement No.      2-44425
        Company and Tucson Gas & Electric                2-44425 of the Company.
        Company dated February 15, 1972, pertaining
        to the San Juan generating plant.

10.5.3  Modification No. 4 dated October 25,             10.5.3 to Annual Report of             1-6986
        1984  and Modification No. 5 dated July          Registrant on Form 10-K for fiscal
        1, 1985 to Co-Tenancy Agreement                  year ended December 31, 1995.
        between the Company and Tucson
        Electric Power Company (refiled).

10.5.5  Modification No. 8 to San Juan Project           10.5.5 to the Company's Quarterly      1-6986
        Co-Tenancy Agreement between Public              Report on Form 10-Q for the
        Service Company of New Mexico and                quarter ended March 31, 1994.
        Tucson Electric Power Company dated
        September 15, 1993.

10.5.6  Modification No. 9  to San Juan Project          10.5.6 to the Company's Quarterly      1-6986
        Co-Tenancy Agreement between Public              Report on Form 10-Q for the
        Service Company of New Mexico and                quarter ended March 31, 1994.
        Tucson Electric Power Company dated
        January 12, 1994.

10.5.7  Modification No. 10 to San Juan Project          10.5.7 to Annual Report of the         1-6986
        Co-Tenancy Agreement between Public              Registrant on Form 10-K for fiscal
        Service Company of New Mexico and                year ended December 31, 1995.
        Tucson Electric Power Company dated
        November 30, 1995.

Exhibit No.        Description of Exhibit                      Filed as Exhibit:               File No:
-----------        ----------------------                      -----------------               --------

10.7    San Juan Project Operating Agreement             5-S to Registration Statement No.      2-50338
        between the Company and Tucson                   2-50338 of the Company.
        Gas & Electric Company, executed
        December 21, 1973.

10.7.1  Modification No. 4 dated October 25,             10.7.1 to Annual Report of             1-6986
        1984 and Modification No. 5 dated                Registrant on Form 10-K for fiscal
        July 1, 1985 to San Juan Project                 year ended December 31, 1995.
        Operating Agreement between the
        Company and Tucson Electric Power
        Company (refiled).

10.7.3  Modification No. 8 to San Juan Project           10.7.3 to the Company's                1-6986
        Operating Agreement between Public               Quarterly Report on Form 10-Q
        Service  Company of New Mexico and               for the  quarter  ended March
        Tucson Electric Power Company dated              31, 1994.
        September 15, 1993.

10.7.4  Modification No. 9 to San Juan Project           10.7.4 to the Company's                1-6986
        Operating Agreement between Public               Quarterly Report on Form 10-Q
        Service  Company of New Mexico and               for the  quarter  ended March
        Tucson Electric Power Company dated              31, 1994.
        January 12, 1994.

10.7.5  Modification No. 10 dated November 30,           10.7.5 to Annual Report of the         1-6986
        1995 to San Juan Project Operating               Registrant on Form 10-K for
        Agreement between Public Service                 fiscal year ended December 31,
        Company of New Mexico and Tucson                 1995.
        Electric Power Company.

10.8    Arizona Nuclear Power Project                    5-T to Registration Statement          2-50338
        Participation Agreement among the                No. 2-50338 of the Company.
        Company and Arizona Public Service
        Company, Salt River Project Agricultural
        Improvement and Power District, Tucson
        Gas & Electric Company and El Paso
        Electric Company, dated August 23, 1973.

10.8.1  Amendments No. 1 through No. 6 to                10.8.1 to Annual Report of the         1-6986
        Arizona Nuclear Power Project                    Registrant on Form 10-K for
        Participation Agreement.                         fiscal year ended December 31,
                                                         1991.

10.8.2  Amendment No. 7 effective April 1,               10.8.2 to Annual Report of the         1-6986
        1982, to the Arizona Nuclear Power               Registrant on Form 10-K for
        Project Participation Agreement (refiled).       fiscal year ended December 31,
                                                         1991.



Exhibit No.        Description of Exhibit                      Filed as Exhibit:               File No:
-----------        ----------------------                      -----------------               --------

10.8.3  Amendment No. 8 effective September 12,          10.58 to Annual Report of the          1-6986
        1983, to the Arizona Nuclear Power               Registrant on Form 10-K for
        Project Participation Agreement (refiled).       fiscal year ended December 31,
                                                         1993.

10.8.4  Amendment No. 9 to Arizona Nuclear               10.8.4 to Annual Report of the         1-6986
        Power Project Participation Agreement            Registrant on Form 10-K for
        dated as of June 12, 1984 (refiled).             fiscal year ended December 31,
                                                         1994.

10.8.5  Amendment No. 10 dated as of November            10.8.5 to Annual Report of the         1-6986
        21, 1985 and  Amendment  No. 11 dated as         Registrant on Form 10-K
        for of June 13, 1986 and effective January 10,   fiscal year ended
        1987 to Arizona Nuclear Power Project            December 31, 1994.
        Participation Agreement (refiled).

10.8.7  Amendment No. 12 to Arizona Nuclear              19.1 to the Company's Quarterly        1-6986
        Power Project Participation Agreement            Report on Form 10-Q for the
        dated June 14, 1988, and effective               quarter ended September 30, 1990.
        August 5, 1988.

10.8.8  Amendment No. 13 to the Arizona                  10.8.10 to Annual Report of            1-6986
        Nuclear Power Project Participation              Registrant on Form 10-K for the
        Agreement dated April 4, 1990, and               fiscal year ended December 31,
        effective June 15, 1991.                         1990.

10.9    Coal Sales Agreement executed August 18,         10.9 to Annual Report of the           1-6986
        1980 among San Juan Coal Company,                Registrant on Form 10-K for
        the Company and Tucson Electric                  fiscal year ended December 31,
        Power Company, together with                     1991.
        Amendments No. One, Two, Four, and
        Six thereto.

10.9.1  Amendment No. Three to Coal Sales                10.9.1 to Annual Report of the         1-6986
        Agreement dated April 30, 1984 among             Registrant on Form 10-K for
        San Juan Coal Company, the Company               fiscal year ended December 31,
        and Tucson Electric Power Company.               1994 (confidentiality treatment
                                                         was  requested  at  the  time  of
                                                         filing the  Annual  Report of the
                                                         Registrant   on  Form   10-K  for
                                                         fiscal  year ended  December  31,
                                                         1984;   exhibit   was  not  filed
                                                         therewith   based   on  the  same
                                                         confidentiality request).


Exhibit No.        Description of Exhibit                      Filed as Exhibit:               File No:
-----------        ----------------------                      -----------------               --------

10.9.2  Amendment No. Five to Coal Sales                 10.9.2 to Annual Report of the         1-6986
        Agreement dated May 29, 1990 among               Registrant on Form 10-K for
        San Juan Coal Company, the Company               fiscal year ended December 31,
        and Tucson Electric Power Company.               1991 (confidentiality treatment
                                                         was  requested  as to portions of
                                                         this  exhibit,  and such portions
                                                         were  omitted  from  the  exhibit
                                                         filed and were  filed  separately
                                                         with the  Securities and Exchange
                                                         Commission).

10.9.3  Amendment No. Seven to Coal Sales                19.3 to the Company's Quarterly        1-6986
        Agreement, dated as of July 27, 1992             Report on Form 10-Q for the
        among San Juan Coal Company, the                 quarter ended September 30, 1992
        Company and Tucson Electric Power                (confidentiality treatment was
        Company.                                         requested as to portions of this
                                                         exhibit,  and such  portions were
                                                         omitted  from the  exhibit  filed
                                                         and were  filed  separately  with
                                                         the   Securities   and   Exchange
                                                         Commission).

10.9.4  First Supplement to Coal Sales                   19.4 to the Company's Quarterly        1-6986
        Agreement, dated July 27, 1992 among             Report on Form 10-Q for the
        San Juan Coal Company, the Company               quarter ended September 30, 1992
        and Tucson Electric Power Company.               (confidentiality treatment was
                                                         requested  as to portions of this
                                                         exhibit,  and such  portions were
                                                         omitted  from the  exhibit  as of
                                                         filed and were  filed  separately
                                                         with the  Securities and Exchange
                                                         Commission).

10.9.5  Amendment No. Eight to Coal Sales                10.9.5 to Annual Report of the         1-6986
        Agreement, dated as of September 1,              Registrant on Form 10-K for
        1995, among San Juan Coal Company,               fiscal year ended December 31,
        the Company and Tucson Electric                  1995.
        Power Company .



Exhibit No.        Description of Exhibit                      Filed as Exhibit:               File No:
-----------        ----------------------                      -----------------               --------

10.9.6  Amendment  No. Nine to Coal Sales                10.9.6 to Annual Report of the         1-6986
        Agreement, dated as of December 31,              Registrant on Form 10-K for
        1995,  among San Juan Coal  Company,             fiscal year ended December 31,
        the Company and Tucson Electric Power            1996.
        Company.

10.11   San Juan Unit 4 Early Purchase and               10.11 to the Company's Quarterly       1-6986
        Participation Agreement dated as of              Report on Form 10-Q for the
        September 26, 1983 between the                   quarter ended March 31, 1994.
        Company and M-S-R Public Power
        Agency, and Modification No. 2 to the
        San Juan Project Agreements dated
        December 31, 1983 (refiled).

10.11.1 Amendment No. 1 to the Early Purchase            10.11.1 to Annual Report of the        1-6986
        and Participation Agreement between              Registrant on Form 10-K for
        Public Service Company of New Mexico             fiscal year ended December 31,
        and M-S-R Public Power Agency,                   1997.
        executed as of December 16, 1987, for
        San Juan Unit 4 (refiled).

10.12   Amended and Restated San Juan Unit 4             10.12 to Annual Report of the          1-6986
        Purchase and Participation Agreement             Registrant on Form 10-K for
        dated as of December 28, 1984 between            fiscal year ended December 31,
        the Company and the Incorporated                 1994.
        County of Los Alamos (refiled).

10.14   Participation Agreement among the                10.14 to Annual Report of the          1-6986
        Company, Tucson Electric Power Company           Registrant  on Form  10-K for
        and certain financial institutions               fiscal year ended
        relating to the San Juan Coal Trust dated        December 31, 1992.
        as of December 31, 1981 (refiled).

10.16   Interconnection Agreement dated                  10.16 to Annual Report of the          1-6986
        November 23, 1982, between the                   Registrant on Form 10-K for
        Company and Southwestern Public                  fiscal year ended December 31,
        Service Company (refiled).                       1992.

10.18*  Facility Lease dated as of December 16,          10.18 to Annual Report of the          1-6986
        1985 between The First National Bank             Registrant on Form 10-K for
        of Boston, as Owner Trustee, and Public          fiscal year ended December 31,
        Service Company of New Mexico                    1995.
        together with Amendments No. 1, 2 and 3
        thereto (refiled).



Exhibit No.        Description of Exhibit                      Filed as Exhibit:               File No:
-----------        ----------------------                      -----------------               --------

10.18.4*  Amendment No. 4 dated as of March 8,           10.18.4  to the Company's              1-6986
          1995, to Facility Lease between Public         Quarter Report on Form
          Service Company of New Mexico and              10-Q for the quarter ended March
          the First National Bank of Boston, dated       31, 1995.
          as of December 16, 1985.

10.19     Facility Lease dated as of July 31, 1986,      10.19 to Annual Report of the          1-6986
          between the First National Bank of             Registrant on Form 10-K for
          Boston, as Owner Trustee, and Public           fiscal year ended December 31,
          Service Company of New Mexico                  1996.
          together with Amendments No. 1, 2 and 3
          thereto (refiled).

10.20*    Facility Lease dated as of August 12,          10.20 to Annual Report of the          1-6986
          1986, between The First National Bank          Registrant on Form 10-K for
          of Boston, as Owner Trustee, and Public        fiscal year ended December 31,
          Service Company of New Mexico                  1996.
          together with Amendments No. 1 and 2
          thereto (refiled).

10.20.3   Amendment No. 3 dated as of March 8,           10.20.3  to the Company's              1-6986
          1995, to Facility Lease between Public         Quarterly Report on Form
          Service Company of New Mexico and              10-Q for the quarter ended March
          the First National Bank of Boston,             31, 1995.
          dated as of August 12, 1986.

10.21     Facility Lease dated as of December 15,        10.21 to Annual Report of the          1-6986
          1986,  between The First  National Bank        Registrant on Form 10-K
          of Boston,  as Owner  Trustee,  and Public     for fiscal year ended
          Service Company of New Mexico (Unit 1          December 31, 1996.
          Transaction) together with Amendment No. 1
          thereto (refiled).

10.22     Facility Lease dated as of December 15,        10.22 to Annual Report of the          1-6986
          1986, between The First National Bank          Registrant on Form 10-K for
          of Boston, as Owner Trustee, and Public        fiscal year ended December 31,
          Service Company of New Mexico                  1996.
          Unit 2 Transaction) together with
          Amendment No. 1 thereto (refiled).

10.24**   Management Life Insurance Plan (July           10.24 to Annual Report of the          1-6986
          1985) of the Company (refiled).                Registrant on Form 10-K for
                                                         fiscal year ended December 31,
                                                         1995.


Exhibit No.        Description of Exhibit                      Filed as Exhibit:               File No:
-----------        ----------------------                      -----------------               --------

10.25.1** Second Restated and Amended Public             10.25.1 to Annual Report for the       1-6986
          Service Company of New Mexico                  Registrant on Form 10-K for
          Executive Medical Plan as amended on           fiscal year ended December 31,
          December 28, 1995.                             1997.

10.27     Amendment No. 2 dated as of April 10,          10.53 to Annual Report of the          1-6986
          1987, to the Facility Lease dated as of        Registrant on Form10-K for
          August 12, 1986, between The First             fiscal year ended December 31,
          National Bank of Boston, as Owner              1987.
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

10.31**   Executive Retention Agreements.                10.42 to Annual Report of the          1-6986
                                                         Registrant on Form 10-K for
                                                         fiscal year ended December 31,
                                                         1990.

10.32**   Supplemental Employee Retirement               19.4 to the Company's Quarterly        1-6986
          Agreements dated August 4, 1989.               Report on Form 10-Q for the
                                                         quarter ended September 30, 1989.

10.32.1** First Amendment to the Supplemental            10.32.1 to the Company's               1-6986
          Employee Retirement Agreement.                 Quarterly Report on Form 10-Q
                                                         for the quarter ended September
                                                         30, 1998.

10.33**   Supplemental Employee Retirement               10.47 to Annual Report of the          1-6986
          Agreement dated March 6, 1990.                 Registrant on Form 10-K for
                                                         fiscal year ended December 31,
                                                         1989.

10.34     Settlement Agreement between Public            10.48 to Annual Report of the          1-6986
          Service Company of New Mexico and              Registrant on Form 10-K for
          Creditors of Meadows Resources, Inc.           fiscal year ended December 31,
          dated November 2, 1989.                        1989.

10.34.1   First amendment dated April 24, 1992 to        19.1 to the Company's Quarterly        1-6986
          the Settlement Agreement dated                 Report on Form 10-Q for the
          November 2, 1989 among Public Service          quarter ended September 30, 1992.
          Company of New Mexico, the lender parties
          thereto and collateral agent.

Exhibit No.        Description of Exhibit                      Filed as Exhibit:               File No:
-----------        ----------------------                      -----------------               --------

10.35     Amendment dated April 11, 1991 among           19.1 to the Company's Quarterly        1-6986
          Public Service Company of New Mexico,          Report on Form 10-Q for the
          certain banks and Chemical Bank and            quarter ended September 30, 1991.
          Citibank, N.A., as agents for the banks.

10.36     San Juan Unit 4 Purchase and                   19.2 to the Company's Quarterly        1-6986
          Participation Agreement Public Service         Report on Form 10-Q for the
          Company of New Mexico and the City of          quarter ended March 31, 1991.
          Anaheim, California dated April 26, 1991.

10.36.1   Second stipulation in the matter of            10.38 to Annual Report of the          1-6986
          application of Public Service Company          Registrant on Form 10-K for
          of New Mexico for NMPSC approval to            fiscal year ended December 31,
          sell a 10.04% undivided interest in San        1992.
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

10.37**   Executive Retention Plan.                      10.37 to Annual Report of the          1-6986
                                                         Registrant on Form 10-K for
                                                         fiscal year ended December 31,
                                                         1991.

10.38     Restated and Amended San Juan Unit 4           10.2.1 to the Company's                1-6986
          Purchase and  Participation  Agreement         Quarterly Report on Form
          between  Public  Service  Company of           10-Q for the quarter  ended
          New Mexico and Utah  Associated  Municipal     September 30, 1993.
          Power Systems.

10.40**   First Restated and Amended Public Service      99.1 to Registration Statement       333-03303
          Company of New Mexico Director Retainer Plan.  No. 333-03303 filed May 8, 1996.

10.41     Waste Disposal Agreement, dated as of          19.5 to the Company's Quarterly        1-6986
          July 27, 1992 among San Juan Coal Company,     Report on Form 10-Q for the
          the Company and Tucson Electric Power          quarter ended September 30, 1992
          Company.                                       (confidentiality   treatment  was
                                                         requested  as to portions of this
                                                         exhibit,  and such  portions were
                                                         omitted from the exhibit and were
                                                         filed  separately  with the
                                                         Securities  and  Exchange
                                                         Commission).

10.42     Stipulation in the matter of the application   10.42 to Annual Report of the          1-6986
          of Gas Company of New Mexico for an            Registrant on Form 10-K for
          order authorizing recovery of MDL costs        fiscal year ended December 31,
          through Rate Rider Number 8.                   1992.


Exhibit No.        Description of Exhibit                      Filed as Exhibit:               File No:
-----------        ----------------------                      -----------------               --------

10.43**   Description of certain Plans which include     10.43 to Annual Report of the          1-6986
          executive officers as participants.            Registrant on Form 10-K for
                                                         fiscal year ended December 31,
                                                         1992.

10.44**   Public Service Company of New                  10.44 to Annual Report of the          1-6986
          Mexico-Non-Union Voluntary                     Registrant on Form 10-K for
          Separation Program.                            fiscal year ended December 31,
                                                         1992.

10.44.1** First Amendment dated April 6, 1993 to the     19.2 to the Company's Quarterly        1-6986
          First Restated and Amended Public              Report on Form 10-Q for the
          Service Company of New Mexico                  quarter ended March 31, 1993.
          Non-Union Severance Pay Plan dated
          August 1, 1992.

10.47**   Compensation Arrangement with Chief            10.3 to the Company's Quarterly        1-6986
          Executive Officer.                             Report on Form 10-Q for the
                                                         quarter ended June 30, 1993.

10.47.1** Pension Service Adjustment Agreement           10.3.1 to the Company's                1-6986
          for Benjamin F. Montoya.                       Quarterly Report on Form 10-Q
                                                         for the quarter ended September
                                                         30, 1993.

10.47.2** Severance Agreement for Benjamin F.            10.3.2 to the Company's                1-6986
          Montoya.                                       Quarterly Report on Form 10-Q
                                                         for the quarter ended September
                                                         30, 1993.

10.47.3** Executive Retention Agreement for              10.3.3 to the Company's                1-6986
          Benjamin F. Montoya.                           Quarterly Report on Form 10-Q
                                                         for the quarter ended September
                                                         30, 1993.

10.47.4** First Amendment to the Pension Service         10.47.4 to the Company's               1-6986
          Adjustment Agreement for Benjamin F.           Quarterly Report on Form 10-Q
          Montoya.                                       for the quarter ended June 30,
                                                         1998.

10.48**   Public Service Company of New Mexico           10.4 to the Company's Quarterly        1-6986
          OBRA `93 Retirement Plan.                      Report on Form 10-Q for the
                                                         quarter ended September 30, 1993.

10.49**   Employment Contract By and Between             10.49 to Annual Report of the          1-6986
          the Public Service Company of New Mexico       Registrant on Form 10-K for
          and Roger J. Flynn.                            fiscal year ended December 31,
                                                         1994.

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

10.51**   First Amendment to the Public Service          10.51 to Annual Report of the          1-6986
          Company of New Mexico Executive                Registrant on Form 10-K for
          Retention Plan.                                fiscal year ended December 31,
                                                         1993.

10.51.1** Second Amendment to the Public Service         10.51.1 to the Company's               1-6986
          Company of New Mexico Executive                Quarterly Report on Form 10-Q
          Retention Plan.                                for the quarter ended June 30,
                                                         1994.

10.52     Memorandum of Agreement between                10.52 to the Company's Quarterly       1-6986
          the Navajo Nation and Public Service           Report on Form 10-Q for the
          Company of New Mexico (Nine-Mile               quarter ended June 30, 1997.
          Transmission R-O-W).

10.53     January 12, 1994 Stipulation.                  10.53 to Annual Report of the          1-6986
                                                         Registrant   on  Form   10-K  for
                                                         fiscal  year ended  December  31,
                                                         1993.

10.54.1** Health Care and Retirement Benefit             10.54.1 to the Company's               1-6986
          Agreement By and Between the Public            Quarterly Report on Form 10-Q
          Service Company of New Mexico and              for the quarter ended March 31,
          John T. Ackerman dated February 1, 1994.       1994.

10.56.1   Amended and Restated Receivables Purchase      10.56.1 to the Company's               1-6986
          Agreement dated May 20, 1996, between Public   Quarterly Report on Form 10-Q
          Service Company of New Mexico, Citibank and    for the quarter ended June 30,
          Citicorp North America, Inc. and Amended       1996.
          Restated Collection Agent Agreement dated
          May 20, 1996, between Public Service Company
          of New Mexico, Corporate Receivables
          Corporation and Citibank, N.A.

10.59*    Amended and Restated Lease dated as of         10.59 to Annual Report of the          1-6986
          September 1, 1993, between The First           Registrant on Form 10-K for
          National Bank of Boston, Lessor, and           fiscal year ended December 31,
          the Company, Lessee (EIP Lease).               1993.


Exhibit No.        Description of Exhibit                      Filed as Exhibit:               File No:
-----------        ----------------------                      -----------------               --------

10.61     Participation Agreement dated as of June       10.61 to Annual Report of the          1-6986
          30, 1983 among Security  Trust Company,        Registrant on Form 10-K
          for as Trustee, the Company, Tucson Electric   fiscal year ended
          Power Company and certain financial            December 31, 1993.
          institutions relating to the San Juan Coal
          Trust (refiled).

10.62     Agreement of the Company pursuant to           10.62 to Annual Report of the          1-6986
          Item 601(b)(4)(iii) of Regulation S-K          Registrant on Form 10-K for
          (refiled).                                     fiscal year ended December 31,
                                                         1993.

10.63     A Stipulation regarding sale of certain        10.63 to Current Report on Form        1-6986
          natural gas gathering and processing assets.   8-K dated January 26, 1995.

10.64**   Results Pay                                    10.64 to the Company's Quarterly       1-6986
                                                         Report on Form 10-Q for the
                                                         quarter ended March 31, 1995.

10.65     Agreement for Contract Operation and           10.64 to the Company's Quarterly       1-6986
          Maintenance of the City of Santa Fe            Report on Form 10-Q for the
          Water Supply Utility System, dated             quarter ended June 30, 1995.
          July 3, 1995.

10.67     New Mexico Public Service Commission           10.67 to Annual Report of the          1-6986
          Order dated July 30, 1987, and Exhibit I       Registrant on Form 10-K for
          thereto, in NMPUC Case No. 2004,               fiscal year ended December 31,
          regarding the PVNGS decommissioning            1997.
          trust fund (refiled).

10.68     Master Decommissioning Trust Agreement         10.68 to the Company's Quarterly       1-6986
          for Palo Verde Nuclear Generating Station      Report on Form 10-Q for the
          dated March 15, 1996, between Public           quarter ended March 31, 1996.
          Service Company of New Mexico and
          Mellon Bank, N.A.

10.68.1   Amendment Number One to the Master             10.68.1 to Annual Report of the        1-6986
          Decommissioning Trust Agreement for            Registrant on Form 10-K for
          Palo Verde Nuclear Generating Station          fiscal year ended December 31,
          dated January 27, 1997, between Public         1997.
          Service Company of New Mexico and
          Mellon Bank, N.A.


Exhibit No.        Description of Exhibit                      Filed as Exhibit:               File No:
-----------        ----------------------                      -----------------               --------

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

10.72     Revolving Credit Agreement dated as of         10.72 to the Company's Quarterly       1-6986
          March 11, 1998, among the Company,             Report on Form 10-Q for the
          the Chase Manhattan Bank, Citibank,            quarter ended March 31, 1998.
          N.A., Morgan Guaranty Trust Company
          of New York, and Chase Securities, Inc.,
          and the Initial Lenders Named Therein.

10.73     Refunding Agreement No. 8A, dated as           10.73 to the Company's Quarterly       1-6986
          of December 23, 1997, among the                Report on Form 10-Q for the
          Company, the Owner Participant Named           quarter ended March 31, 1998.
          Therein, State Street Bank and Trust
          Company, as Owner Trustee, The Chase
          Manhattan Bank, as Indenture Trustee,
          and First PV Funding Corporation.

10.74**   Third Restated and Amended Public              10.74 to the Company's Quarterly       1-6986
          Service Company of New Mexico                  Report on Form 10-Q for the
          Performance Stock Plan.                        quarter ended March 31, 1998.

10.75**   Executive Savings Plan                         10.75 to the Company's Quarterly       1-6986
                                                         Report on Form 10-Q for the
                                                         quarter ended June 30, 1998.



Exhibit No.        Description of Exhibit                      Filed as Exhibit:               File No:
-----------        ----------------------                      -----------------               --------

10.76     PVNGS Capital Trust--Variable Rate             10.76 to the Company's Quarterly       1-6986
          Trust Notes--PVNGS Note Agreement              Report on Form 10-Q for the
          dated as of July 31, 1998.                     quarter ended September 30, 1998.

Additional Exhibits

22        Certain subsidiaries of the registrant.        22 to Annual Report of the             1-6986
                                                         Registrant   on  Form   10-K  for
                                                         fiscal  year ended  December  31,
                                                         1992.

99.2*     Participation Agreement dated as of            99.2 to Annual Report of the           1-6986
          December 16, 1985, among the Owner             Registrant on Form 10-K for
          Participant named therein, First PV            fiscal year ended December 31,
          Funding Corporation. The First National        1995.
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

99.3      Trust Indenture, Mortgage, Security            99.3 to the Company's Quarterly        1-6986
          Agreement and Assignment of Rents              Report on Form 10-Q for the
          dated as of December 16, 1985, between         quarter ended March 31, 1996.
          the First National Bank of Boston, as
          Owner Trustee, and Chemical Bank, as
          Indenture Trustee together with
          Supplemental Indentures Nos. 1 and 2
          (refiled).

99.3.3    Supplemental Indenture No. 3 dated as          99.3.3 to the Company's                1-6986
          of March 8, 1995, to Trust Indenture           Quarterly Report on Form 10-Q
          Mortgage, Security Agreement and               for the quarter ended March 31,
          Assignment of Rents between The First          1995.
          National Bank of Boston and Chemical
          Bank dated as of December 16, 1985.


Exhibit No.        Description of Exhibit                      Filed as Exhibit:               File No:
-----------        ----------------------                      -----------------               --------

99.4*     Assignment, Assumption and Further             99.4 to Annual Report of the           1-6986
          Agreement dated as of December 16,             Registrant on Form 10-K for
          1985, between Public Service Company           fiscal year ended December 31,
          of New Mexico and The First National           1995.
          Bank of Boston, as Owner Trustee
          (refiled).

99.5      Participation Agreement dated as of July       99.5 to Annual Report of the           1-6986
          31, 1986,  among the Owner  Participant        Registrant on Form 10-K
          for named herein,  First PV Funding            fiscal year ended  December
          Corporation, The First National Bank of        31, 1996.
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

99.6      Trust Indenture, Mortgage, Security            99.6 to Annual Report of the           1-6986
          Agreement and Assignment of Rents              Registrant on Form 10-K for
          dated as of July 31, 1986, between The         fiscal year ended December 31,
          First National Bank of Boston, as Owner        1996.
          Trustee, and Chemical Bank, as Indenture
          Trustee together with Supplemental
          Indenture No. 1 thereto (refiled).

99.7      Assignment, Assumption, and Further            99.7 to Annual Report of the           1-6986
          Agreement dated as of July 31, 1986,           Registrant on Form 10-K for
          between Public Service Company of              fiscal year ended December 31,
          New Mexico and The First National Bank         1996.
          of Boston, as Owner Trustee (refiled).




Exhibit No.        Description of Exhibit                      Filed as Exhibit:               File No:
-----------        ----------------------                      -----------------               --------

99.8      Participation Agreement dated as of            99.8 to the Company's Quarterly        1-6986
          August 12, 1986, among the Owner               Report on Form 10-Q for the
          Participant  named  therein,  First PV         quarter ended  March 31, 1997.
          Funding Corporation.  The First National
          Bank  of  Boston,   in  its   individual
          capacity and as Owner  Trustee  (under a
          Trust  Agreement  dated as of August 12,
          1986,   with  the  Owner   Participant),
          Chemical   Bank,   in   its   individual
          capacity and as Indenture Trustee (under
          a Trust  Indenture,  Mortgage,  Security
          Agreement and  Assignment of Rents dated
          as of August  12,  1986,  with the Owner
          Trustee),  and Public Service Company of
          New   Mexico,   including   Appendix   A
          definitions (refiled).

99.8.1*   Amendment No. 1 dated as of November           99.8.1 to the Company's                1-6986
          18, 1986, to Participation Agreement           Quarterly Report on Form 10-Q
          dated as of August 12, 1986 (refiled).         for the quarter ended March 31,
                                                         1997.

99.9*     Trust Indenture, Mortgage, Security            99.9 to Annual Report of the           1-6986
          Agreement and Assignment of Rents              Registrant on Form 10-K for
          dated as of August 12, 1986, between the       fiscal year ended December 31,
          First National Bank of Boston, as Owner        1996.
          Trustee, and Chemical Bank, as Indenture
          Trustee together with Supplemental
          Indenture No. 1 thereto (refiled).

99.9.2    Supplemental Indenture No. 2 dated as          99.9.1 to the Company's                1-6986
          of March 8, 1995, to Trust Indenture,          Quarterly Report on Form 10-Q
          Mortgage, Security Agreement and               for the quarter ended March 31,
          Assignment of Rents between The First          1995.
          National Bank of Boston and Chemical
          Bank dated as of August 12, 1986.

99.10*    Assignment, Assumption, and Further            99.10 to the Company's Quarterly       1-6986
          Agreement dated as of August 12, 1986,         Report on Form 10-Q for the
          between Public Service Company of New          quarter ended March 31, 1997.
          Mexico and The First National Bank of
          Boston, as Owner Trustee (refiled).


Exhibit No.        Description of Exhibit                      Filed as Exhibit:               File No:
-----------        ----------------------                      -----------------               --------

99.11*    Participation Agreement dated as of            99.1 to the Company's Quarterly        1-6986
          December 15, 1986, among the Owner             Report on Form 10-Q for the
          Participant  named  therein,  First PV         quarter ended  March 31, 1997.
          Funding Corporation,  The First National
          Bank  of  Boston,   in  its   individual
          capacity and as Owner  Trustee  (under a
          Trust Agreement dated as of December 15,
          1986,   with  the  Owner   Participant),
          Chemical   Bank,   in   its   individual
          capacity and as Indenture Trustee (under
          a Trust  Indenture,  Mortgage,  Security
          Agreement and  Assignment of Rents dated
          as of December 15, 1986,  with the Owner
          Trustee),  and Public Service Company of
          New   Mexico,   including   Appendix   A
          definitions    (Unit   1    Transaction)
          (refiled).

99.12     Trust Indenture, Mortgage, Security            99.12 to the Company's Quarterly       1-6986
          Agreement and Assignment of Rents              Report on Form 10-Q for the
          dated as of December 15, 1986, between         quarter ended March 31, 1997.
          The First National Bank of Boston, as
          Owner Trustee, and Chemical Bank, as
          Indenture Trustee (Unit 1 Transaction)
          (refiled).

99.13     Assignment, Assumption and Further             99.13 to the Company's                 1-6986
          Agreement dated as of December 15,             Quarterly Report on Form
          1986, between Public Service Company           10-Q for the quarter ended
          of New Mexico and The First National           March 31, 1997.
          Bank of Boston, as Owner Trustee
          (Unit 1 Transaction) (refiled).

99.14     Participation Agreement dated as of            99.14 to the Company's                 1-6986
          December 15, 1986, among the Owner             Quarterly Report on Form
          Participant named therein, First PV            10-Q for the quarter ended
          Funding Corporation, The First National        March 31, 1997.
          Bank  of  Boston,   in  its   individual
          capacity and as Owner  Trustee  (under a
          Trust Agreement dated as of December 15,
          1986,   with  the  Owner   Participant),
          Chemical   Bank,   in   its   individual
          capacity and as Indenture Trustee (under
          a Trust  Indenture,  Mortgage,  Security
          Agreement and  Assignment of Rents dated
          as of December 15, 1986,  with the Owner
          Trustee),  and Public Service Company of
          New   Mexico,   including   Appendix   A
          definitions    (Unit   2    Transaction)
          (refiled).

Exhibit No.        Description of Exhibit                      Filed as Exhibit:               File No:
-----------        ----------------------                      -----------------               --------

99.15     Trust Indenture, Mortgage, Security            99.15 to Annual Report of the          1-6986
          Agreement and Assignment of Rents dated        Registrant on Form 10-K for
          as of December 31, 1986, between the           fiscal year ended December 31,
          First National Bank of Boston, as Owner        1996.
          Trustee, and Chemical Bank, as Indenture
          Trustee (Unit 2 Transaction) (refiled).

99.16     Assignment, Assumption, and Further            99.16 to the Company's Quarterly       1-6986
          Agreement dated as of December 15,             Report on Form 10-Q for the
          1986, between Public Service Company           quarter ended March 31, 1997.
          of New Mexico and The First National
          Bank of Boston, as Owner Trustee
          (Unit 2 Transaction) (refiled).

99.17*    Waiver letter with respect to "Deemed          99.17 to Annual Report of the          1-6986
          Loss Event" dated as of August 18, 1986,       Registrant on Form 10-K for
          between the Owner Participant named            fiscal year ended December 31,
          therein, and Public Service Company of         1996.
          New Mexico (refiled).

99.18*    Waiver letter with respect to Deemed           99.18 to Annual Report of the          1-6986
          Loss Event" dated as of August 18, 1986,       Registrant on Form 10-K for
          between the Owner Participant named            fiscal year ended December 31,
          therein, and Public Service Company of         1996.
          New Mexico (refiled).

99.19     Agreement No. 13904 (Option and                99.19 to Annual Report of the          1-6986
          Purchase of Effluent), dated April 23,         Registrant on Form 10-K for
          1973, among Arizona Public Service             fiscal year ended December 31,
          Company, Salt River Project Agricultural       1996.
          Improvement and Power District, the
          Cities of Phoenix, Glendale, Mesa,
          Scottsdale, and Tempe, and the Town of
          Youngtown (refiled).

99.20     Agreement for the Sale and Purchase of         99.20 to Annual Report of the          1-6986
          Wastewater Effluent, dated June 12, 1981,      Registrant on Form 10-K for
          among Arizona Public Service Company,          fiscal year ended December 31,
          Salt River Project Agricultural                1996.
          Improvement and Power District and the
          City of Tolleson, as amended (refiled).



Exhibit No.        Description of Exhibit                      Filed as Exhibit:               File No:
-----------        ----------------------                      -----------------               --------


99.21*    1996 Supplemental Indenture dated as of        99.21 to the Company's Quarterly       1-6986
          September 27, 1996 to Trust Indenture,         Report on Form 10-Q for the
          Mortgage, Security Agreement and               quarter ended September 30, 1996.
          Assignment of Rents dated as of December
          16, 1985 between State Street Bank and
          Trust Company, as Owner Trustee, and
          The Chase Manhattan Bank, as Indenture
          Trustee.

99.22     1997 Supplemental Indenture, dated as of       99.22 to the Company's Quarterly       1-6986
          December 23, 1997, to Trust Indenture,         Report on Form 10-Q for the
          Mortgage, Security Agreement and               quarter ended March 30, 1998.
          Assignment of Rents,  dated as of August
          12, 1986,  between State Street Bank and
          Trust,  as Owner Trustee,  and The Chase
          Manhattan Bank, as Indenture Trustee.

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

     (b) Reports on Form 8-K:

         During the quarter ended December 31, 1998 and during the period beginning January 1, 1999 and ending March 8, 1999, the Company filed, on the date indicated, the following report on Form 8-K.

      Dated:              Filed:                   Relating to:
      ------              ------                   ------------

November 30, 1998   December 18, 1998  Electric Rate Case; Residential Electric,
                                       Incorporated;    Creation    of   Three
                                       Non-Utility   Subsidiaries;   City   of
                                       Albuquerque     Retail    Pilot    Load
                                       Aggregation  Project;   Resignation  of
                                       Chief Operating Officer

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

                                      PUBLIC SERVICE COMPANY OF NEW MEXICO
                                                        (Registrant)

Date:  March 8, 1999                  By         /s/ B. F. Montoya
                                          -------------------------------------
                                                   B. F. Montoya
                                          President and Chief Executive Officer

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


               Signature                                   Capacity                     Date
               ---------                                   --------                     ----
                /s/ B. F. MONTOYA                 Principal Executive Officer and    March 8, 1999
-------------------------------------------         Director
                  B. F. MONTOYA
      President and Chief Executive Officer


            /s/ M. H. MAERKI                      Principal Financial Officer        March 8, 1999
-------------------------------------------
              M. H. Maerki
        Senior Vice President and
         Chief Financial Officer


            /s/ D. M. BURNETT                     Principal Accounting Officer       March 8, 1999
-------------------------------------------
              D. M. Burnett
    Vice President, Corporate Controller
        and Chief Accounting Officer


           /s/ J. T. ACKERMAN                     Chairman of the Board              March 8, 1999
-------------------------------------------
             J. T. Ackerman


           /s/ R. G. ARMSTRONG                    Director                           March 8, 1999
-------------------------------------------
             R. G. Armstrong


            /s/ J. A. GODWIN                      Director                           March 8, 1999
-------------------------------------------
              J. A. Godwin


            /s/ L. H. LATTMAN                     Director                           March 8, 1999
-------------------------------------------
              L. H. Lattman


            /s/ M. LUJAN JR.                      Director                           March 8, 1999
-------------------------------------------
              M. Lujan Jr.


             /s/ R. U. ORTIZ                      Director                           March 8, 1999
-------------------------------------------
               R. U. Ortiz


             /s/ R. M. PRICE                      Director                           March 8, 1999
-------------------------------------------
               R. M. Price


             /s/ P. F. ROTH                       Director                           March 8, 1999
-------------------------------------------
               P. F. Roth
