Form 10-Q
period 1999-03-31
PUBLIC SERVICE CO OF NEW MEXICO
filed 1999-05-11
CIK 81023

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (Mark One) [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the period ended   March 31, 1999
                                            ------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock--$5.00 par value                40,774,083 shares
      -----------------------------          -------------------------------
                    Class                    Outstanding at May 1, 1999

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                                      INDEX



                                                                       Page No.
PART I. FINANCIAL INFORMATION:

   Report of Independent Public Accountants.............................    3

 ITEM 1.  FINANCIAL STATEMENTS

   Consolidated Statements of Earnings-
   Three Months Ended March 31, 1999 and 1998...........................    4

   Consolidated Statements of Comprehensive Income-
   Three Months Ended March 31, 1999 and 1998...........................    5

   Consolidated Balance Sheets-
   March 31, 1999 and December 31, 1998.................................    6

   Consolidated Statements of Cash Flows-
   Three Months Ended March 31, 1999 and 1998...........................    7

   Notes to Consolidated Financial Statements...........................    8

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS........................    9

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
   MARKET RISK .........................................................   17

PART II.  OTHER INFORMATION:

 ITEM 1.  LEGAL PROCEEDINGS.............................................   18

 ITEM 5.  OTHER INFORMATION.............................................   19

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..............................   19

Signature   ............................................................   21

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Public Service Company of New Mexico:


We have reviewed the accompanying condensed consolidated balance sheet of Public Service Company of New Mexico (a New Mexico corporation) and subsidiaries as of March 31, 1999, and the related consolidated statements of earnings, comprehensive income and cash flows for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Public Service Company of New Mexico and subsidiaries as of December 31, 1998 (not presented herein), and, in our report dated March 2, 1999, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                      /s/ ARTHUR ANDERSEN LLP



Albuquerque, New Mexico
April 30, 1999

ITEM 1.  FINANCIAL STATEMENTS

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                           Three Months Ended
                                                                March 31
                                                         ----------------------
                                                           1999         1998
                                                         ---------    ---------
                                                          (In thousands except
                                                           per share amounts)
Operating revenues:
  Electric                                               $184,442     $179,652
  Gas                                                      84,864      102,712
  Energy Services                                           3,512          196
                                                         ---------    ---------
    Total operating revenues                              272,818      282,560
                                                         ---------    ---------
Operating expenses:
  Fuel and purchased power                                 62,153       55,032
  Gas purchased for resale                                 48,256       64,711
  Cost of sales and projects - Energy Services              2,618          330
  Other operation and maintenance                          82,758       81,607
  Depreciation and amortization                            23,081       21,074
  Taxes, other than income taxes                            9,321        9,436
  Income taxes                                              9,563       13,744
                                                         ---------    ---------
    Total operating expenses                              237,750      245,934
                                                         ---------    ---------
    Operating income                                       35,068       36,626
                                                         ---------    ---------

Other income and deductions, net of tax:                    6,099        2,722
                                                         ---------    ---------
    Income before interest charges                         41,167       39,348
                                                         ---------    ---------
Interest charges:
  Interest on long-term debt                               16,714       11,386
  Other interest charges                                    1,323        2,401
                                                         ---------    ---------
    Net interest charges                                   18,037       13,787
                                                         ---------    ---------

Net earnings from continuing operations                    23,130       25,561

Discontinued operations, net of tax:
  Loss from operations of gas marketing                        -        (4,347)
Cumulative effect of a change in accounting
  principle, net of tax                                     3,541          -
                                                         ---------    ---------
Net earnings                                               26,671       21,214
Preferred stock dividend requirements                         147          147
                                                         ---------    ---------
Net earnings applicable to common stock                  $ 26,524     $ 21,067
                                                         =========    =========
Average shares of common stock outstanding                 41,767       41,774
                                                         =========    =========

Net earnings (loss) per share of common stock:
  Earnings from continuing operations                    $   0.55     $   0.61
  Loss from discontinued operations                             -        (0.10)
  Cumulative effect of a change in
    accounting principle                                     0.08            -
                                                         ---------    ---------
Net earnings per common share (Basic)                    $   0.64     $   0.50
                                                         =========    =========
Net earnings per common share (Diluted)                  $   0.63     $   0.50
                                                         =========    =========
Dividends paid per share of common stock                 $   0.20     $   0.17
                                                         =========    =========


The accompanying notes are an integral part of these financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                          Three Months Ended
                                                              March 31
                                                        ----------------------
                                                          1999         1998
                                                        --------     ---------
                                                            (In thousands)

Net Earnings                                            $ 26,671     $ 21,214
                                                        ---------    ---------
Other Comprehensive Income, net of tax:
  Unrealized gain (loss) on securities:
    Unrealized holding gains arising during
      the period                                           1,070          759
    Less reclassification adjustment for
      gains included in net income                          (604)         (98)
  Minimum pension liability adjustment                        -            -
                                                        ---------    ---------
  Total Other Comprehensive Income                           466          661
                                                        ---------    ---------
Total Comprehensive Income                              $ 27,137     $ 21,875
                                                        =========    =========


Note: Tax expense for Total Other Comprehensive Income for the three months ended March 31, 1999 and 1998 was $305 and $433, respectively.




















The accompanying notes are an integral part of these financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                     March 31,     December 31,
                                                       1999            1998
                                                    ------------   ------------
                                                    (Unaudited)
                                                          (In thousands)
ASSETS
Utility plant                                       $ 2,604,620    $ 2,591,934
Accumulated provision for depreciation
  and amortization                                   (1,019,744)      (998,175)
                                                    ------------   ------------
      Net utility plant                               1,584,876      1,593,759
                                                    ------------   ------------
Other property and investments                          491,702        523,834
                                                    ------------   ------------

Current assets:
    Cash                                                    481          2,573
    Temporary investments, at cost                       78,619         58,707
    Receivables                                         185,004        197,906
    Income tax receivable                                    -           8,266
    Fuel, materials and supplies                         40,869         33,137
    Gas in underground storage                            1,914          2,537
    Other current assets                                  6,688          4,666
                                                    ------------   ------------
      Total current assets                              313,575        307,792
                                                    ------------   ------------
Deferred charges                                        146,113        151,403
                                                    ------------   ------------
                                                    $ 2,536,266    $ 2,576,788
                                                    ============   ============

CAPITALIZATION AND LIABILITIES
Capitalization:
    Common stock equity:
       Common stock                                   $ 206,396      $ 208,870
       Additional paid-in capital                       459,234        465,386
       Accumulated other comprehensive income,
         net of tax                                       1,593          1,127
       Retained earnings                                204,389        186,220
                                                    ------------   ------------
          Total common stock equity                     871,612        861,603
    Minority interest                                    13,037         13,405
    Cumulative preferred stock without mandatory
      redemption requirements                            12,800         12,800
    Long-term debt, less current maturities           1,008,632      1,008,614
                                                    ------------   ------------
          Total capitalization                        1,906,081      1,896,422
                                                    ------------   ------------

Current liabilities:
    Short-term debt                                          -          26,620
    Accounts payable                                     73,150        113,975
    Dividends payable                                       147            147
    Accrued interest and taxes                           43,135         34,289
    Other current liabilities                            32,993         28,308
                                                    ------------   ------------
          Total current liabilities                     149,425        203,339
                                                    ------------   ------------
Deferred credits                                        480,760        477,027
                                                    ------------   ------------
                                                    $ 2,536,266    $ 2,576,788
                                                    ============   ============


The accompanying notes are an integral part of these financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                          Three Months Ended
                                                               March 31
                                                          1999         1998
                                                         --------    --------
                                                             (In thousands)
Cash Flows From Operating Activities:
  Net earnings                                           $ 26,671    $ 21,214
  Adjustments to reconcile net earnings to
    net cash flows from operating activities:
      Depreciation and amortization                        26,070      24,156
      Accumulated deferred investment tax credit             (855)     (1,109)
      Accumulated deferred income tax                         718      (1,323)
      Cumulative effect of a change in
        accounting principle                               (5,862)         -
      Net loss on market sensitive portfolio                   -        2,698
      Net gain on mark to market investments                 (214)         -
      Changes in certain assets and liabilities:
        Receivables                                        20,775      41,347
        Fuel, materials and supplies                          233       4,326
        Deferred charges                                    5,255        (245)
        Accounts payable                                  (43,660)    (59,907)
        Accrued interest and taxes                          8,846      18,400
        Deferred credits                                    2,082      (3,205)
        Other                                                 (62)        378
      Other, net                                               34       1,618
                                                         ---------   ---------
        Net cash flows from operating activities           40,031      48,348
                                                         ---------   ---------
Cash Flows From Investing Activities:
  Utility plant additions                                 (18,217)    (25,624)
  (Increase) decrease in nuclear decommissioning
    trust                                                  26,620        (860)
  Return of principal PVNGS LOBs                               -        4,994
  Return of principal PVNGS Lessors' notes                  9,029          -
  Purchase of investment option                            (2,810)         -
  Sale of investment option                                 2,811          -
  Increase in other property and investments               (1,313)         (3)
  Increase in temporary investments, net                  (16,956)     (4,667)
                                                         ---------   ---------
        Net cash flows from investing activities             (836)    (26,160)
                                                         ---------   ---------
Cash Flows From Financing Activities:
  Bond redemption premium and costs                            -       (3,479)
  Redemption of first mortgage bonds                           -     (140,206)
  Short-term borrowings for first mortgage
    bonds redemption                                           -      140,206
  Return of CNA equity in Capital Trust                      (369)         -
  Repayments of trust borrowing for nuclear
    decommissioning                                       (26,620)        860
  Repayments of short-term borrowings                          -      (11,306)
  Exercise of employee stock options                           -       (1,540)
  Common stock repurchase                                  (5,848)         -
  Dividends paid                                           (8,450)     (7,242)
                                                         ---------   ---------
        Net cash flows from financing activities          (41,287)    (22,707)
                                                         ---------   ---------

Decrease in cash                                           (2,092)       (519)
Cash at beginning of period                                 2,573       8,705
                                                         ---------   ---------
Cash at end of period                                       $ 481    $  8,186
                                                         =========   =========
Supplemental Cash Flow Disclosures:
  Interest paid                                          $ 20,528    $ 10,936
                                                         =========   =========
  Income taxes paid, net                                  $ 1,475    $  6,121
                                                         =========   =========


   The accompanying notes are an integral part of these financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  General Accounting Policy

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the consolidated financial statements. The significant accounting policies followed by Public Service Company of New Mexico (the "Company") are set forth in note
(1) of notes to the Company's consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K") filed with the Securities and Exchange Commission ("SEC").

(2)   Accounting Changes

Effective January 1, 1999, the Company adopted Emerging Issues Task Force ("EITF") Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. EITF Issue No. 98-10 requires gains or losses resulting from the market value changes on energy trading contracts to be recorded in earnings. The effect of the initial application of EITF Issue No. 98-10 is reported as a cumulative effect of a change in accounting principle which increased the Company's consolidated net income by approximately $3.5 million (after related income tax expense of approximately $2.3 million), or $.08 per common share. In addition, the Company recorded a gain of $100,000, net of tax, resulting from market value changes with respect to these trading activities during the first quarter of 1999.

(3)   Segment Information

The Company's principal business segments are the four regulated business units:
Electric Service Business Unit ("Distribution"), Transmission Service Business Unit ("Transmission"), Bulk Power Business Unit ("Generation") and the Gas Services Business Unit ("Gas"). The Company's non operating subsidiaries and Energy Services Business Unit are not reportable segments and are included in "Other" for reconciliation purposes. Intersegment revenues are determined based on a formula mutually agreed upon between affected segments and are not based on market rates. Intersegment revenues are eliminated for consolidation purposes.

Summarized financial information by business segment for the three months ended March 31, 1999 and 1998 is as follows:

                          Distribution  Transmission  Generation      Gas         Other       Total
                          ------------  ------------  ----------    --------     -------     --------
                                                      (In thousands)
1999:
Operating revenues:
 External customers         $129,183      $ 3,776      $ 51,483     $ 84,864     $ 3,512     $272,818
 Intersegment revenues             -      $ 7,450      $ 77,970            -     $     -     $ 85,420
Segment net income (loss)   $  9,790      $ 1,315      $ 11,931     $  4,983     $(1,348)    $ 26,671

1998:
Operating revenues:
 External customers         $130,911      $ 3,817      $ 44,924     $102,712     $   196     $282,560
 Intersegment revenues             -      $ 7,273      $ 89,203            -     $    -      $ 96,476
Segment net income (loss)   $  4,254      $ 1,710      $ 13,830     $  7,464     $(6,044)    $ 21,214


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's 1998 Form 10-K PART II, ITEM 7. - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" discussed management's assessment of the Company's financial condition, results of operations and other issues facing the Company. The following discussion and analysis by management focuses on those factors that had a material effect on the Company's financial condition and results of operations during the three months ended March 31, 1999 and 1998. It should be read in conjunction with the Company's consolidated financial statements. Trends and contingencies of a material nature are discussed to the extent known and considered relevant.

OPENING ELECTRIC COMPETITION AND THE SUPREME COURT'S DECISION ON THE ELECTRIC RATE CASE

On April 8, 1999, the Governor of New Mexico signed the Electric Utility Industry Restructuring Act of 1999 into law, opening the state's electric power market to competition in a phased approach beginning in 2001. (See PART II, ITEM
7. - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - OTHER ISSUES FACING THE COMPANY - ELECTRIC INDUSTRY RESTRUCTURING ACT OF 1999" in the Company's 1998 Annual Report on Form 10-K and Item 5, "Other Events" in the Company's Current Report on Form 8-K dated April 14, 1999.)

The law requires the Company to file a transition plan with the Public Regulation Commission ("PRC") by March 1, 2000, which will include, among other things, separating regulated and non-regulated business activities into at least two separate corporations, and proposed charges for the recovery of stranded costs and transition costs. The law allows utilities to recover at least half of their stranded costs with a provision for the recovery of more than half of their stranded costs if utilities meet certain criteria specified in the law. Utilities will also be allowed to recover through 2007 all transition costs reasonably incurred to comply with the new law. Due to uncertainties surrounding the stranded costs that the Company will be allowed to recover, the Company is currently unable to determine the ultimate financial impact the new law will have on the Company.

In March 1999, the New Mexico Supreme Court ("Supreme Court") overturned the electric rate reduction order issued by the New Mexico Public Utility Commission ("NMPUC") in November 1998, and remanded the case to the PRC for further proceedings consistent with the Supreme Court's opinion. The Company now has a rate case pending before the PRC, which will likely result in a rate reduction. (See "Electric Rate Case" in Item 5, "Other Events" in the Current Report on Form 8-K dated March 30, 1999.)

On April 20, 1999, the PRC issued a procedural order on the remanded electric rate case. Pursuant to the order, the parties to the case have until May 19, 1999, to file a negotiated settlement of some or all of the outstanding issues with the PRC. If settlement is not reached, the case is scheduled for hearing. The PRC directed the hearing examiner to issue a recommended decision so that a final order could be issued by August 31, 1999. The Company and the parties involved in the rate case have resumed settlement discussions. The Company is currently unable to predict the ultimate outcome of this case.

At the April 20, 1999 open meeting, the PRC dismissed the City of Albuquerque's petition for a retail pilot load aggregation program and closed the docket. (See "City of Albuquerque ("COA") Retail Pilot Load Aggregation Program" in Item 5, "Other Events" in the Current Report on Form 8-K dated March 30, 1999.)

Also, on March 30, 1999, Residential Electric, Inc. filed a motion for rehearing with the Supreme Court, seeking dismissal of the petition for writ of mandamus. The Supreme Court had partially granted the writ on March 1, 1999, with an opinion issued March 15, 1999, ruling that the NMPUC had exceeded its authority in ordering retail electric competition (see PART II, ITEM 7. - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - OTHER ISSUES FACING THE COMPANY - Residential Electric, Inc. ("REI")" in the 1998 Form 10-K). The Supreme Court denied the motion for rehearing on April 27, 1999. The PRC has directed REI to file a verified statement concerning the current status of its application and complaint by May 17, 1999, based on the Supreme Court's opinion.

                         LIQUIDITY AND CAPITAL RESOURCES

The projection for total capital requirements for 1999 is $176 million which includes $145 million of utility construction expenditures. During the first quarter, the Company spent approximately $32.5 million for capital requirements and anticipates spending approximately $143.5 million over the remainder of 1999. The Company expects that these cash requirements will be met primarily through internally generated cash. However, to cover the difference in the amounts and timing of cash generation and cash requirements, the Company intends to utilize short-term borrowings under its liquidity arrangements. These estimates are under continuing review and subject to on-going adjustment.

As of March 31, 1999, the Company had $405 million of available liquidity arrangements, consisting of $300 million from a senior unsecured revolving credit facility, $80 million from an accounts receivable securitization and $25 million in local lines of credit. At March 31, 1999, the Company did not have any short-term borrowings and had $78.6 million in temporary investments.

The Company's ability to finance its construction program at a reasonable cost is dependent largely upon its earnings, credit ratings, regulatory approvals and financial market conditions. As a result of the recent passage of the electric utility industry restructuring bill and the Supreme Court's ruling on the Company's electric rate order, Duff & Phelps Credit Rating Co. removed the "Rating Watch-Down" on the Company's debt and preferred stock and reaffirmed the ratings on the Company's senior unsecured notes and first mortgage bonds. Moody's Investors Service also changed the rating outlook on all of the Company's securities to positive from stable.

On April 20, 1999, the Company requested PRC authorization for the issuance of up to $11.5 million in tax-exempt pollution control revenue bonds to partially reimburse the Company for expenditures associated with its share of a recently completed upgrade of the emission control system at the San Juan Generating Station ("SJGS"). The new bond issue is also subject to approval by the City of Farmington and San Juan County.

                              RESULTS OF OPERATIONS

Net earnings applicable to common stock increased $5.5 million ($.14 per share) for the quarter ended March 31, 1999, from the corresponding period last year. The following discussion highlights significant items which affected the results of operations for the quarters ended March 31, 1999 and 1998.

Continuing Operations

Electric gross margin (operating revenues less fuel and purchased power expense) for the current quarter decreased $2.3 million from a year ago due to decreased retail sales attributed to milder weather this year, offset by increased wholesale sales, net of increased purchases for resale. In addition, 1998 fuel expenses were lower than 1999 due to a tax settlement credit at Four Corners Power Plant ("Four Corners") and extensive maintenance outages at SJGS Units 1 and 3 in 1998.

Gas gross margin (operating revenues less gas purchased for resale) decreased $1.4 million from the corresponding period a year ago due to warmer weather conditions in the current period and a monthly customer charge (access fee) not being billed on some accounts during the first three months in 1999 as a result of the new customer billing system problems.

Other operation and maintenance ("O&M") expenses increased $1.2 million for the quarter over the corresponding period a year ago due to increases in customer service related expenses, outside services and employee benefit costs, offset by decreased electric maintenance expense due to higher maintenance outage activities at SJGS in 1998.

Depreciation and amortization expenses increased $2.0 million over the same period last year as a result of increases in plant balances and depreciation rates.

Operating income taxes for the quarter ended March 31, 1999, decreased $4.2 million from the corresponding period a year ago due to decreased pre-tax earnings from continuing operations for the current quarter.

Other income and deductions, net of taxes increased $3.4 million over the same period last year due to the recording of interest income from the Palo Verde Nuclear Generating Station ("PVNGS") Capital Trust.

Net interest charges increased $4.3 million over the corresponding period a year ago as a result of the issuance of $435 million of senior unsecured notes in 1998, offset by a decrease in short-term debt interest charges.

Discontinued Operations

In August 1998, the Company adopted a plan to discontinue the natural gas trading operations of its Energy Services Business Unit and completely discontinued these operations on December 31, 1998. As a result, the Company reclassified the losses from discontinued operations for the three month period ended March 31, 1998. Losses from discontinued operations, net of taxes, for the three months ended March 31, 1998, were $4.3 million, or $.10 per common share.

Cumulative Effect of a Change in Accounting Principle

Effective January 1, 1999, the Company adopted EITF Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. The effect of the initial application of the new standard is reported as a cumulative effect of a change in accounting principle. As a result, the Company recorded additional earnings, net of taxes, of approximately $3.5 million, or $.08 per common share to recognize the gain on net open physical electricity purchase and sales commitments considered to be trading activities.

                         OTHER ISSUES FACING THE COMPANY

New Customer Billing System

As previously reported, in November 1998, the Company installed a new customer billing system. Due to a significant number of problems associated with the implementation of the new billing system, the Company either sent inaccurate bills or did not send bills to approximately 10% of its accounts. Under PRC rules and PRC-approved Company rules, the Company is required to issue customer bills on a monthly basis. In February 1999, the Company filed with the PRC an application for temporary variance. Subsequently, the PRC issued an order granting the Company a temporary variance through April 15, 1999, which allowed the Company to issue bills to customers that had been delayed from 60-120 days. The order further provided that a hearing examiner take evidence on whether the Company has violated or is violating PRC rules, regulations, orders or the New

Mexico Public Utility Act ("Utility Act"), and if so, whether sanctions or fines should be imposed. The PRC may impose penalties for violations of the Utility Act or failure to obey any lawful order of the PRC in the amount of $100 to $100,000 for each violation. Because of the problems associated with the Company's new customer billing system, the Company has been estimating revenues, customer accounts receivable and bad debt expense since its implementation in November 1998. The Company's financial, tax and regulatory reports reflect these estimates. (See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - OTHER ISSUES FACING THE COMPANY - NEW CUSTOMER BILLING SYSTEM" in the 1998 Form 10-K.)

The hearing examiner issued an order on April 16, 1999, extending the temporary variance to April 28, 1999. On April 29, 1999, a pre-hearing conference was conducted at the PRC at which time the Company presented an oral status report to the hearing examiner, the PRC Staff and other parties on the resolution of the billing system problems. The Company advised the parties that significant progress had been made toward resolving the problems associated with the new billing system including the fact that all previously delayed bills had been sent to customers. The Company also confirmed that in accordance with the PRC Staff's recommendation adopted in the PRC's order, it would submit a report on June 1, 1999, which would include an assessment of any outstanding issues associated with the billing system and other specific data requested by the PRC Staff. Another pre-hearing conference was set for June 3, 1999.

Currently, the Company is unable to predict the ultimate timing for the completion of all billing system remediation efforts and associated issues or outcome of regulatory actions regarding these problems.

Kirtland Air Force Base ("KAFB") Contract

The Company has been informed that the Department of Energy ("DOE") has entered into an agency agreement with the Western Area Power Administration ("Western") on behalf of KAFB, one of the Company's largest retail electric customers, by which Western will competitively procure power for KAFB. The proposed wholesale power procurement would begin at the expiration of KAFB's power service contract with the Company in December 1999. On May 4, 1999, the Company received a request for network transmission service from Western pursuant to Section 211 of the Federal Power Act to facilitate the delivery of wholesale power to KAFB over the Company's transmission system. The Company is currently reviewing the application to determine if Western is eligible to request transmission service under the Open Access Transmission Tariff on behalf of KAFB.

The revenue loss to the Company, if DOE replaces the Company as the power supplier to KAFB, is presently being evaluated. In 1998, the Company recorded electric revenues of approximately $18 million from KAFB. The Company is currently unable to predict the ultimate outcome of this matter.

City of Gallup ("Gallup") Complaint

As previously reported, in 1998, Gallup, Gallup Joint Utilities and the Pittsburg & Midway Coal Mining Co. ("Pitt-Midway") filed a joint complaint and petition ("Complaint") with the New Mexico Public Utility Commission ("NMPUC") (predecessor of the PRC), seeking an interim declaratory order stating, among other things, that Pitt-Midway is no longer an obligated customer of the Company, Gallup is entitled to serve Pitt-Midway and the Company must wheel power purchased by Gallup from other suppliers over the Company's transmission system. In September 1998, the NMPUC issued an order without conducting a hearing, granting the requests sought in the Complaint. The Company strongly disagreed with the NMPUC's decision and filed, in September 1998, a motion with the Supreme Court, requesting an emergency stay of the NMPUC order pending its appeal of the order. (See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - OTHER ISSUES FACING THE COMPANY - NMPUC REGULATORY ISSUES - City of Gallup ("Gallup") Complaint" in the 1998 Form 10-K.)

In 1998, the Company and Pitt-Midway agreed in principle to sell to Pitt-Midway the 115 kV transmission line originating at the 115 kV Yah-Ta-Hey substation near Gallup and terminating at the coal mine properties of Pitt-Midway. The NMPUC final order directed the Company to complete the application at the FERC no later than December 31, 1998. On December 28, 1998, the Company filed an application at the FERC for an order authorizing the Company to sell the line to Pitt-Midway.

On April 5, 1999, the FERC issued an order approving the sale of the transmission line to Pitt-Midway and directing Pitt-Midway to file rate schedules for the transmission services it will provide the Company as a result of obtaining ownership of the line. The closing date for the transfer of ownership of the line has not been determined.

The April 5 order also sets for hearing the issue of additional transmission service to Gallup before an administrative law judge. FERC has directed the parties to appear before a settlement judge for a settlement conference. Absent settlement, the issue of transmission service to Gallup will be set for hearing. The appeal of the final order to the Supreme Court remains pending.

The Year 2000 Issue

As previously reported, the Year 2000 issue is a consequence of computer programs ("IT Systems") written using two digits rather than four digits to define the applicable year. As a result, computer systems could recognize the Year 2000 as the year 1900, leading potentially to systems failures or miscalculations causing disruptions in operations. Equipment that contains embedded chips ("Embedded Systems") may also be affected by the Year 2000 issue. The Company adopted a plan to address the Year 2000 issue for internal systems and external dependencies ("Year 2000 Project"). (See PART II, ITEM 7. -
"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - OTHER ISSUES FACING THE COMPANY - THE YEAR 2000 ISSUE" in the Company's 1998 Form 10-K.)

The estimated status of each phase as of April 30 , 1999, is set out below:

                                                     Estimated Status of
      Year 2000 Project Phase                            Completion*
      -----------------------                            -----------

   Awareness Phase                                        Completed
   Inventory Phase                                           97%
   Assessment Phase                                          89%
   Planning and Scheduling Phase                             78%
   Repair Phase                                              55%
   Testing Phase                                             33%
   Re-Integration/Deployment Phase                            8%
   Company-Wide Testing Phase                                 2%

     * The stated percentages represent the status of completion as of April 30 , 1999, of all of the Company's IT Systems and Embedded Systems, including mission critical systems. For purposes of this presentation, "mission critical systems" include systems whose failures could cause an interruption in the supply of electricity or gas to the Company's customers, could interfere with the Company's ability to communicate with customers, or could interfere with the Company's cash flow.

On April 9, 1999, the Company participated in a drill organized by the North American Electric Reliability Council ("NERC") to test operational preparedness of the electric power grids of the United States and Canada. The drill focused on sustaining reliable electric system operations during a simulated partial loss of voice and data communications. The drill did not involve customer electrical facilities and caused no interruption of electric service. The drill provided the Company with an understanding of how it would operate under such conditions and the issues it needs to address beforehand.

The Company has a 10.2% undivided interest in PVNGS, with portions of its interests held under leases. Arizona Public Service Company ("APS"), the operating agent of PVNGS, is currently conducting testing and evaluation of the Year 2000 compliance of PVNGS. The Company's share of the PVNGS costs associated with Year 2000 activities is approximately $1.7 million. These costs have not been included in any prior Year 2000-related cost disclosures by the Company.

The Company has spent approximately $3.3 million on non-PVNGS Year 2000 related activities during the first three months of 1999, and approximately $8.6 million since the project's commencement.

The Company is currently installing a new energy management system ("EMS") for its electric transmission system. That EMS is scheduled for a Year 2000 upgrade in the third quarter of 1999. The Company is in the process of performing Year 2000 remediation work on its current EMS and was scheduled to have the remediation completed before June 30, 1999. However, the Company has experienced delays in completing the remediation work on the current EMS. If there are further delays, the remediation of the current EMS may not be completed by June 30, 1999.

The statements in this section are Year 2000 Readiness Disclosures pursuant to the Year 2000 Information and Readiness Disclosure Act, Pub. L. No. 105-271, 112 Stat. 2386 (1998).

Navajo Nation Tax Issues

APS, the operating agent for Four Corners, has informed the Company that in March 1999, APS initiated discussions with the Navajo Nation regarding various tax issues in conjunction with the expiration of a tax waiver in July 2001, which was granted by the Navajo Nation in 1985. The tax waver pertains to the possessory interest tax and the business activity tax associated with the Four Corners operations on the reservation. The Company believes that the resolution of these tax issues will require an extended process and could potentially affect the cost of conducting business activities on the reservation. The Company is unable to predict the ultimate outcome of discussions with Navajo Nation regarding these tax issues.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Equity and Other Investment Return Risk

On March 26, 1999, the Company entered into a "collar" to hedge the equity risks associated with its equity investments in the Company's retiree medical trusts, Rabbi trust for executive retirement programs and nuclear decommissioning trusts (collectively the "Trusts"). The "collar" utilizes exchange-traded and over-the-counter put and call option contracts on the S&P 500 Index. These option instruments are settled in cash at expiration. At the contract expiration date, the Company will make payment to the counterparty under the call options if the spot price exceeds the call exercise price or the Company will receive payment from the put options if the spot price is less than the put exercise price. These options will expire with no cash transfer if the S&P 500 Index is between the put and call exercise prices. The Company accounts for the impact of changes in the market value of these options under mark-to-market accounting on a quarterly basis. As of March 31, 1999, the Company had outstanding put and call options covering approximately $62 million in equity investments held within the Trusts. As of March 31, 1999, the Company had unrealized gains of approximately $100,000 related to the outstanding put and call options. Neither the net fair value of the derivatives outstanding nor the potential, near-term derivative losses from reasonably possible near-term changes in market prices are material to the financial position, results of operations or liquidity of the Company.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Republic Savings Bank ("RSB") Litigation

As previously reported, Meadows Resources Inc. ("Meadows"), a subsidiary of the Company, has a 100% direct ownership interest in Republic Holding Company ("RHC"), and RSB was a wholly-owned subsidiary of RHC. Meadows and RHC have pending before the United States Court of Federal Claims a lawsuit filed in 1992, alleging that the Federal government had breached its contractual obligations with certain thrifts in refusing to recognize the accounting practices of supervisory goodwill and capital credits. The Federal government filed a counterclaim alleging breach by RHC of its obligation to maintain RSB's net worth and moved to dismiss Meadows' claim for lack of standing. RSB filed a motion for partial summary judgment on the issue of liability under its breach of contract claim based on the United States Supreme Court's ("U.S. Supreme
Court") decision in a similar case for which the U.S. Supreme Court had ruled that the Federal government breached its contractual obligations. A decision on summary judgment is pending. (See PART I, ITEM 3. "LEGAL PROCEEDINGS - OTHER PROCEEDINGS - Republic Savings Bank ("RSB") Litigation" in the 1998 Form 10-K.)

On April 9, 1999, the judge issued a significant precedential opinion in another case, Glendale Federal Bank v. U.S., in which the judge awarded Glendale damages of $909 million on its restitution and reliance theories of damages. The judge expressly stated that his Glendale decision is the precedent for adjudicating damages asserted by other plaintiffs. However, a different judge of the U.S. Court of Claims issued a decision on April 16, 1999, in California Federal Bank
v. U.S., denying the plaintiff's claims for reliance, restitution and lost profit damages but awarding the costs to raise new capital to replace its goodwill. At this time, it is premature to estimate the amount of recovery, if any, by Meadows and RHC.

Purported Navajo Environmental Regulation

In February 1999, the EPA promulgated regulations setting forth the EPA's approach to issuing Federal operating permits to covered stationary sources on reservations and in Indian country ("Federal operating permit rule"), pursuant to the Clean Air Act Amendments of 1990. On April 15, 1999, APS, the operating agent for the Four Corners Power Plant, filed a petition for review of the Federal operating permit rule in the United States Court of Appeals for the District of Columbia ("D.C. Circuit"). On April 20, 1999, the Company, the operating agent for SJGS, also filed a petition for review of the Federal operating permit rule in the D.C. Circuit. The Company cannot currently predict the outcome of this matter.

ITEM 5.  OTHER INFORMATION

Repurchase of Common Stock

As previously reported, in March 1999, the Company announced plans to repurchase up to one million shares of the Company's outstanding common stock. Repurchased shares are to be immediately retired and, subject to regulatory approval, would be reissued to meet current and future requirements of options granted for certain of its employees under the Company's Performance Stock Plan. (See "Repurchase of Common Stock" in Item 5, "Other Events" in the Company's Current Report on Form 8-K dated March 30, 1999.) As of April 20, 1999, the Company purchased and retired one million shares of its common stock at an average price of $17.61 per share. The Company currently has 1,588,000 stock options outstanding to key employees at a weighted average strike price of $18.41 per share, exercisable over a ten year period. The Company believes that the buy back of Company stock at current market value and the reissuance of new shares when the options are exercised will reduce future financial exposure.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits:

     3.1* Restated Articles of Incorporation of the Company, as amended through May 10, 1985

     3.2* By-laws of Public Service Company of New Mexico With All Amendments to and including December 5, 1994

     10.23.4**  Fourth  Amendment  to the  Restated  and  Amended Public Service
                Company of New Mexico Accelerated Management Performance Plan, as amended effective December 7, 1998

     10.32.2**  Second  Amendment  to  the  Supplemental  Employee  Retirement
                Agreement for Max H. Maerki,  as amended  effective  December 7,
                1998

     10.32.3**  First  Amendment  to  the  Supplemental  Employee  Retirement
                Agreement for John T. Ackerman, as amended effective December 7, 1998

     10.45** Second Amendment to the Public Service Company of New Mexico Service Bonus Plan, as amended effective December 7, 1998

     10.47.5**  First  Amendment  to  the  Executive  Retention  Agreement  for
                Benjamin F. Montoya

     10.47.6**  Second  Amendment to the Pension  Service  Adjustment  Agreement
                for Benjamin F. Montoya, as amended effective December 7, 1998

     10.48.1**  First  Amendment to  the  Public  Service  Company of New Mexico
                OBRA `93 Retirement Plan, as amended  effective  December 7,
                1998

     10.50.1**  First  Amendment to  the  Public  Service  Company of New Mexico
                Section 415 Plan, as amended effective December 7, 1998

     10.51.2**  First  Restated  and  Amended  Executive  Retention  Plan,  as
                amended effective December 7, 1998

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

b. Reports on Form 8-K:

       Report  dated April 14, 1999,  and filed on April 15,  1999,  relating to
       Electric   Utility  Industry   Restructuring   Act  of  1999  and  Annual
       Stockholders Meeting.

       Report dated March 30, 1999, and filed on March 31, 1999, relating to Electric Rate Case; Electric Industry Restructuring Act of 1999; San Diego Gas Electric Company Complaints; and City of Albuquerque Retail Pilot Load Aggregation Program.

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

                                      PUBLIC SERVICE COMPANY OF NEW MEXICO
                                      ------------------------------------
                                               (Registrant)




Date:  May 11, 1999                           /s/ Donna M. Burnett
                                      -----------------------------------
                                                Donna M. Burnett
                                                 Vice President,
                                            Corporate Controller and
                                            Chief Accounting Officer
                                          (Officer duly authorized to
                                               sign this report)