Form 10-Q
period 1999-06-30
PUBLIC SERVICE CO OF NEW MEXICO
filed 1999-08-09
CIK 81023

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (Mark One) [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the period ended   June 30, 1999
                                            ------------------

                                      - OR -

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from              to
                                          ----------      -----------

                       Commission file number   1-6986
                                              -----------

                      PUBLIC SERVICE COMPANY OF NEW MEXICO
             (Exact name of registrant as specified in its charter)

                  New Mexico                                   85-0019030
        ----------------------------                      ------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock--$5.00 par value                40,774,083 shares
      -----------------------------          -------------------------------
                    Class                    Outstanding at August 1, 1999

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                                      INDEX



                                                                        Page No.
PART I. FINANCIAL INFORMATION:

        Report of Independent Public Accountants.........................   3

   ITEM 1.  FINANCIAL STATEMENTS

        Consolidated Statements of Earnings -
        Three Months and Six Months Ended June 30, 1999 and 1998.........   4

        Consolidated Statements of Comprehensive Income -
        Three Months and Six Months Ended June 30, 1999 and 1998.........   5

        Consolidated Balance Sheets -
        June 30, 1999 and December 31, 1998..............................   6

        Consolidated Statements of Cash Flows -
        Six Months Ended June 30, 1999 and 1998..........................   7

        Notes to Consolidated Financial Statements.......................   8

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................  12

PART II.  OTHER INFORMATION:

   ITEM 1.  LEGAL PROCEEDINGS............................................  21

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                MARKET RISK..............................................  22

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........  23

   ITEM 5.  OTHER INFORMATION............................................  23

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................  24

Signature   .............................................................  25

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Public Service Company of New Mexico:


We have reviewed the accompanying consolidated balance sheet of Public Service Company of New Mexico (a New Mexico corporation) and subsidiaries as of June 30, 1999 and the related consolidated statements of earnings and comprehensive income for the three-month and six-month periods ended June 30, 1999 and 1998, and the consolidated statements of cash flows for the six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Public Service Company of New Mexico and subsidiaries as of December 31, 1998 (not presented herein), and, in our report dated March 2, 1999, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                       ARTHUR ANDERSEN LLP



Albuquerque, New Mexico
July 28, 1999

ITEM 1.  FINANCIAL STATEMENTS

                             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF EARNINGS
                                                  (Unaudited)

                                                               Three Months Ended         Six Months Ended
                                                                    June 30,                  June 30,
                                                             ----------------------    ----------------------
                                                               1999         1998         1999         1998
                                                             ---------    ---------    ---------    ---------
                                                                 (In thousands, except per share amounts)
Operating revenues:
  Electric                                                   $212,864     $176,503     $397,306     $356,155
  Gas                                                          48,319       53,793      133,183      156,505
  Energy Services                                                 188          182        3,700          378
                                                             ---------    ---------    ---------    ---------
    Total operating revenues                                  261,371      230,478      534,189      513,038
                                                             ---------    ---------    ---------    ---------

Operating expenses:
  Fuel and purchased power                                     87,531       58,871      149,684      113,903
  Gas purchased for resale                                     20,423       27,199       68,679       91,910
  Cost of sales and projects - Energy Services                    237           80        2,855          409
  Other operation and maintenance                              85,567       82,153      168,325      163,760
  Depreciation and amortization                                23,345       20,942       46,426       42,016
  Taxes, other than income taxes                                8,848        8,909       18,169       18,345
  Income taxes                                                  6,173        6,282       15,736       20,027
                                                             ---------    ---------    ---------    ---------
    Total operating expenses                                  232,124      204,436      469,874      450,370
                                                             ---------    ---------    ---------    ---------
    Operating income                                           29,247       26,042       64,315       62,668
                                                             ---------    ---------    ---------    ---------

Other income and deductions, net of tax:                        6,313        5,031       12,412        7,753
                                                             ---------    ---------    ---------    ---------
    Income before interest charges                             35,560       31,073       76,727       70,421
                                                             ---------    ---------    ---------    ---------

Interest charges:
  Interest on long-term debt                                   16,688        9,170       33,402       20,556
  Other interest charges                                          700        5,406        2,023        7,807
                                                             ---------    ---------    ---------    ---------
    Net interest charges                                       17,388       14,576       35,425       28,363
                                                             ---------    ---------    ---------    ---------

Net earnings from continuing operations                        18,172       16,497       41,302       42,058

Discontinued operations, net of tax:
  Loss from operations of gas marketing                           -         (1,719)         -         (6,066)

Cumulative effect of a change in accounting
  principle, net of tax (Note 2)                                  -            -          3,541          -
                                                             ---------    ---------    ---------    ---------

Net earnings (Notes 2 and 5)                                   18,172       14,778       44,843       35,992
Preferred stock dividend requirements                             146          146          293          293
                                                             ---------    ---------    ---------    ---------

Net earnings applicable to common stock                      $ 18,026     $ 14,632     $ 44,550     $ 35,699
                                                             =========    =========    =========    =========

Net earnings (loss) per share of common stock (Note 3):
  Earnings from continuing operations                        $   0.44     $   0.39     $   0.99     $   1.00
  Loss from discontinued operations                                 -        (0.04)           -        (0.15)
  Cumulative effect of a change in accounting principle             -            -         0.09            -
                                                             ---------    ---------    ---------    ---------

Net earnings per common share (Basic)                        $   0.44     $   0.35     $   1.08     $   0.85
                                                             =========    =========    =========    =========

Net earnings per common share (Diluted)                      $   0.44     $   0.35     $   1.08     $   0.85
                                                             =========    =========    =========    =========

Dividends paid per share of common stock                     $   0.20     $   0.20     $   0.40     $   0.37
                                                             =========    =========    =========    =========


The accompanying notes are an integral part of these financial statements.


                            PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                 (Unaudited)


                                                               Three Months Ended       Six Months Ended
                                                                    June 30,                June 30,
                                                              ---------------------   ---------------------
                                                                1999        1998        1999        1998
                                                              ---------   ---------   ---------   ---------
                                                                              (In thousands)


Net Earnings                                                  $ 18,172    $ 14,778    $ 44,843    $ 35,992
                                                              ---------   ---------   ---------   ---------
Other Comprehensive Income, net of tax:
  Unrealized gain (loss) on securities:
    Unrealized holding gains arising during the period             384        (446)      1,672         313
    Less reclassification adjustment for gains included
      in net income                                             (1,339)        (73)     (2,161)       (171)
                                                              ---------   ---------   ---------   ---------

   Total Other Comprehensive Income (Loss)                        (955)       (519)       (489)        142
                                                              ---------   ---------   ---------   ---------

Total Comprehensive Income                                    $ 17,217    $ 14,259    $ 44,354    $ 36,134
                                                              =========   =========   =========   =========


Note: Tax expense (benefit) for Total Other Comprehensive Income for the three months ended June 30, 1999 and 1998 was $(626) and $(340), respectively. Tax expense (benefit) for Total Other Comprehensive Income for the six months ended June 30, 1999 and 1998 was $(320) and $93, respectively.


















The  accompanying  notes are an  integral  part of these  financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                      June 30,     December 31,
                                                        1999          1998
                                                    ------------   ------------
                                                    (Unaudited)

ASSETS
Utility plant                                       $ 2,619,816    $ 2,591,934
Accumulated depreciation and amortization            (1,040,067)      (998,175)
                                                    ------------   ------------
      Net utility plant                               1,579,749      1,593,759
                                                    ------------   ------------
Other property and investments                          490,481        523,834
                                                    ------------   ------------

Current assets:
    Cash                                                  6,629          2,573
    Temporary investments, at cost                       54,032         58,707
    Receivables                                         196,210        197,906
    Income tax receivable                                 6,227          8,266
    Fuel, materials and supplies                         44,526         33,137
    Gas in underground storage                            1,721          2,537
    Other current assets                                  7,582          4,666
                                                    ------------   ------------
      Total current assets                              316,927        307,792
                                                    ------------   ------------
Deferred charges                                        145,237        151,403
                                                    ------------   ------------
Total Assets                                        $ 2,532,394    $ 2,576,788
                                                    ============   ============

CAPITALIZATION AND LIABILITIES
Capitalization:
    Common stock equity:
       Common stock                                 $   203,870      $ 208,870
       Additional paid-in capital                       452,739        465,386
       Accumulated other comprehensive income,
         net of tax                                         638          1,127
       Retained earnings                                206,105        186,220
                                                    ------------   ------------
          Total common stock equity                     863,352        861,603
    Minority interest                                    13,037         13,405
    Cumulative preferred stock without mandatory
      redemption requirements                            12,800         12,800
    Long-term debt, less current maturities             987,089      1,008,614
                                                    ------------   ------------
          Total capitalization                        1,876,278      1,896,422
                                                    ------------   ------------

Current liabilities:
    Short-term debt                                           -         26,620
    Accounts payable                                     92,400        113,975
    Dividends payable                                     8,301            147
    Accrued interest and taxes                           35,118         34,289
    Other current liabilities                            40,271         28,308
                                                    ------------   ------------
          Total current liabilities                     176,090        203,339
                                                    ------------   ------------
Deferred credits                                        480,026        477,027
                                                    ------------   ------------
Commitments and Contingencies (Note 7)                        -             -
                                                    ------------   ------------
Total Capitalization and Liabilities                $ 2,532,394    $ 2,576,788
                                                    ============   ============


The  accompanying  notes are an integral  part of these financial statements.



                     PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)
                                                                          Six Months Ended
                                                                              June 30,
                                                                        ----------------------
                                                                          1999          1998
                                                                        ---------    ---------
                                                                             (In thousands)
Cash Flows From Operating Activities:
  Net earnings                                                          $ 44,843     $ 35,992
  Adjustments to reconcile net earnings to net cash flows
    from operating activities:
      Depreciation and amortization                                       52,064       48,107
      Gain on cumulative effect of a change in accounting
        principle (Note 2)                                                (5,862)        -
      Changes in certain assets and liabilities:
        Receivables                                                        3,341       34,556
        Fuel, materials and supplies                                        (581)       3,302
        Deferred charges                                                   5,288        2,340
        Accounts payable                                                 (21,639)     (33,273)
        Accrued interest and taxes                                           829       (1,780)
        Deferred credits                                                   3,456       (5,648)
        Other                                                              5,449        2,640
      Other, net                                                             943       (3,109)
                                                                        ---------    ---------
        Net cash flows from operating activities                          88,131       83,127
                                                                        ---------    ---------

Cash Flows From Investing Activities:
  Utility plant additions                                                (39,951)     (61,092)
  (Increase) decrease in nuclear decommissioning trust                    26,620       (1,140)
  Purchase of PVNGS LOBs                                                    -         (58,000)
  Decrease in temporary investments, net                                   6,337        3,816
  Other, net                                                               5,878        4,256
                                                                        ---------    ---------
        Net cash flows used by investing activities                       (1,116)    (112,160)
                                                                        ---------    ---------

Cash Flows From Financing Activities:
  Dividends paid                                                         (16,739)     (15,687)
  Common stock repurchased                                               (17,651)        -
  (Repayments) borrowings for nuclear decommissioning trust              (26,620)       1,140
  Debt repaid                                                            (21,580)    (144,540)
  Financing                                                                 -         187,460
  Other, net                                                                (369)      (2,525)
                                                                        ---------    ---------
        Net cash flows (used) generated by financing activities          (82,959)      25,848
                                                                        ---------    ---------

Increase (decrease) in cash                                                4,056       (3,185)
Cash at beginning of period                                                2,573        8,705
                                                                        ---------    ---------
Cash at end of period                                                    $ 6,629      $ 5,520
                                                                        =========    =========

Supplemental Cash Flow Disclosures:
  Interest paid                                                         $ 34,645     $ 26,916
  Income taxes paid, net of refunds                                     $ 24,425     $ 32,687



The accompanying  notes are an integral part of these financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  General Accounting Policies and Responsibilities for Financial Statements

The significant accounting policies followed by Public Service Company of New Mexico (the "Company") are set forth in note (1) of notes to the Company's consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K") filed with the Securities and Exchange Commission ("SEC"). The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the 1998 Form 10-K. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results for the entire year ending December 31, 1999. Certain 1998 amounts have been reclassified to conform to the 1999 financial statement presentation.

(2)  Accounting Changes

Effective January 1, 1999, the Company adopted Emerging Issues Task Force ("EITF") Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. EITF Issue No. 98-10 requires gains or losses resulting from the market value changes on energy trading contracts to be recorded in earnings. The effect of the initial application of EITF Issue No. 98-10 is reported as a cumulative effect of a change in accounting principle which increased the Company's consolidated net income by approximately $3.5 million (after related income tax expense of approximately $2.3 million), or $.09 per common share.

(3)  Earnings Per Share

The following table provides a reconciliation between basic and diluted earnings per share for the periods ended:

                                                          Three Months Ended       Six Months Ended
                                                               June 30,                 June 30,
                                                           1999        1998         1999        1998
                                                         --------    --------     --------    --------
                                                           (In thousands, except per share amounts)

Net income applicable to common stock                    $18,026     $14,632      $44,550     $35,699
                                                         --------    --------     --------    --------

Weighted-average shares of common stock outstanding
   Basic                                                  40,852      41,774       41,307      41,774
   Dilutive effect of common stock equivalents (a)           147         349          110         375
                                                         --------    --------     --------    --------
   Diluted                                                40,999      42,123       41,417      42,149
                                                         --------    --------     --------    --------

Earnings per share
   Basic - net income                                      $0.44       $0.35        $1.08       $0.85
   Diluted - net income                                    $0.44       $0.35        $1.08       $0.85


(a) Excludes the effect of anti-dilutive common stock equivalents related to out-of-the-money options of 72,433 and 10,726 for the three months ended June 30, 1999 and June 30, 1998, respectively, and 197,813 and 17,715 for the six months ended June 30, 1999 and June 30, 1998, respectively.

(4) Segments Information

The Company's principal business segments are electric ("Electric") and gas ("Gas") operations. Electric consists of three major business lines that include the Electric Service Business Unit ("Distribution"), Transmission Service Business Unit ("Transmission") and Bulk Power Business Unit ("Generation"). The Company's non-operating subsidiaries and Energy Services Business Unit do not meet the quantitative requirements to be reported as a separate segment and are included in the "Other" classification. Intersegment revenues are determined based on a formula mutually agreed upon between affected segments and are not based on market rates.
Intersegment revenues are eliminated for consolidation purposes.

Summarized financial information by business segment for the three months and six months ended June 30, 1999 and 1998 is as follows:

                                             Electric
                              ---------------------------------------
                              Distri.    Trans.      Gen.       Total       Gas       Other   Consolidated
                              -------    ------      ----       -----       ---       -----   ------------
                                                        (In thousands of dollars)
Three Months Ended:
-------------------
1999:
Operating revenues:
   External customers         133,191     3,736     75,937     212,864     48,319        188     261,371
   Intersegment revenues            -     7,450     79,198      86,648          -          -      86,648
Operating income               13,952     2,155     10,900      27,007      2,007        233      29,247
Segment net income (loss)      11,154     1,164      8,557      20,875       (335)    (2,368)     18,172

1998:
Operating revenues:
   External customers         125,510     3,908     47,085     176,503     53,793        182     230,478
   Intersegment revenues            -     7,273     88,238      95,511          -          -      95,511
Operating income                4,155     2,818     16,869      23,842      3,452     (1,252)     26,042
Segment net income (loss)       2,490     1,743     13,415      17,648        990     (3,860)     14,778

Six Months Ended:
-----------------

1999:
Operating revenues:
   External customers         262,374     7,512    127,420     397,306    133,183      3,700     534,189
   Intersegment revenues            -    14,900    157,168     172,068          -          -     172,068
Operating income               26,651     4,548     22,056      53,255      9,858      1,202      64,315
Segment net income (loss)      20,944     2,479     20,488      43,911      4,648     (3,716)     44,843

1998:
Operating revenues:
   External customers         256,421     7,724     92,010     356,155    156,505        378     513,038
   Intersegment revenues            -    14,545    177,441     191,986          -          -     191,986
Operating income               11,047     5,755     34,792      51,594     13,385     (2,311)     62,668
Segment net income (loss)       6,744     3,453     27,245      37,442      8,454     (9,904)     35,992


(5) Financial Instruments

The Company uses derivative financial instruments in limited instances to manage risk as it relates to changes in natural gas prices and adverse market changes for investments held by the Company's various trusts. The Company is exposed to credit losses in the event of non-performance or non-payment by counterparties. The Company uses a credit management process to assess and monitor the financial conditions of counterparties. The Company also uses, on a limited basis, certain derivative instruments for bulk power electricity trading purposes in order to take advantage of favorable price movements in the bulk power markets.

Natural Gas Contracts

Pursuant to an order issued by the New Mexico Public Utility Commission ("NMPUC"), predecessor to New Mexico Public Regulation Commission ("PRC"), the Company has previously entered into swaps to hedge certain portions of natural gas supply contracts in order to protect the Company's natural gas customers from the risk of adverse price fluctuations in the natural gas market. The financial impact of all hedge gains and losses from swaps flowed through the Company's purchased gas adjustment clause. As a result, earnings were not affected by gains or losses generated by these instruments. As of June 30, 1999, the Company had no such derivative instruments outstanding.

Electricity Contracts

In order to reduce risk and take advantage of market opportunities associated with the purchase and sale of electricity, the Company's bulk power operations occasionally enter into derivative contracts. As of June 30, 1999, the Company had recorded net assets of $7.8 million and year-to-date gains of $2.0 million (pre-tax) related to these derivative financial instruments.

Corporate Hedge

The Company now has about $62 million invested in domestic stocks in various trusts for nuclear decommissioning, executive retirement and retiree medical benefits. At the end of March 1999, the Company began using financial derivatives based on the Standard & Poor's ("S&P") 500 Index to limit potential loss on these investments due to adverse market fluctuations. The options are structured as a collar, protecting the portfolio against losses beyond a certain amount and balancing the cost of that downside protection by foregoing gains above a certain level. If the S&P Index is within the specified range when the option contract expires, no cash transfer will occur. The Company accounts for the market value changes of these options under mark-to-market accounting on a quarterly basis. Because of the market's strong performance during the second quarter of this year, the Company recorded an unrealized year-to-date loss of $2.0 million (pre-tax) on the market value of these options, although the S&P 500 Index is still within the specified range of the collar, requiring no cash commitment by the Company.

(6)  Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company is in the process of determining the full effect that SFAS No. 133 will have on the Company's financial statements. Management understands that, upon adoption, SFAS No. 133 will increase the volatility of the Company's asset, liability and equity (other accumulated comprehensive income) positions as the change in the fair market value of the Company's derivative financial instruments will be recorded in the Company's Consolidated Balance Sheets. In addition, to the extent hedges are ineffective, such ineffective portion of the hedge position will be recognized in the Company's Consolidated Statement of Earnings. SFAS No. 133, as amended, will be effective January 1, 2001. The Company does not anticipate that final adoption of SFAS No. 133 will have a material impact on the Company's consolidated financial statements; however, management is still in the process of fully evaluating SFAS No. 133.

(7)  Commitments and Contingencies

There are various claims and lawsuits pending against the Company and certain of its subsidiaries. The Company is also subject to Federal, state and local environmental laws and regulations, and is currently participating in the investigation and remediation of numerous sites. In addition, the Company also periodically entered into financial commitments in connection with business operations. It is not possible at this time for the Company to determine fully the effect of all litigation on its consolidated financial statements. However, the Company has recorded a liability where such litigation can be estimated and where an outcome is considered probable. The Company does not expect that any known lawsuits, environmental costs and commitments will have a material adverse effect on its financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's 1998 Form 10-K PART II, ITEM 7 - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" discussed management's assessment of the Company's financial condition, results of operations and other issues facing the Company. The following discussion and analysis by management focuses on those factors that had a material effect on the Company's financial condition and results of operations during the three months and six months ended June 30, 1999 and 1998. It should be read in conjunction with the Company's consolidated financial statements. Trends and contingencies of a material nature are discussed to the extent known and considered relevant.

                              RESULTS OF OPERATIONS

                    For the Three Months Ended June 30, 1999

Consolidated Results - Net earnings of $18.2 million or $.44 per common share increased $3.4 million ($.09 per common share-including the effect of the stock repurchase) for the quarter. The following discussion highlights significant items that affected the results of operations for the quarter ended June 30, 1999 versus 1998.

Operating revenues grew $30.9 million (13.4%) for the quarter to $261.4 million reflecting strong electric sales. Total operating expenses grew $27.7 million (13.5%) caused by a volume-related increase in power purchased for resale, higher depreciation expense as a result of additions to the plant base and higher depreciation rates because of a rate change made earlier in 1999 and higher quarter-over-quarter costs associated with the implementation of the Company's Year 2000 ("Y2K") efforts. Operating income improved $3.2 million (12.3%) to $29.2 million as margins for both the gas and electric businesses improved.

Other income and deductions, net of taxes, increased $1.3 million for the quarter due to the recording of interest income from the Palo Verde Nuclear
Generating Station ("PVNGS") Capital Trust and a gain resulting from closing down of coal mine reclamation activities. Net interest charges increased $2.8 million for the quarter as a result of the issuance of $435 million in senior unsecured notes in August 1998, offset by a decrease in short-term debt interest charges.

Electric Operations - Net earnings from electric operations of $20.9 million increased $3.2 million (18.3%) for the quarter. The following discussion highlights significant items that affected the results of operations of the electric business for the quarter ended June 30, 1999 versus 1998.

Operating revenues grew $36.4 million (20.6%) for the quarter to $212.9 million reflecting strong volume growth that was only somewhat offset by lower average prices for bulk electric sales. Revenue growth was spurred by a 60.5% growth in wholesale (bulk) power sales and a 5.3% increase in retail power sales as the Company delivered 4.34 million megawatt hours of electricity during the quarter compared to 3.24 million last year. Total operating expenses grew $33.2 million (21.7%) caused by a volume-related increase in power purchased for resale and higher depreciation expense caused by additions to the plant base and higher depreciation rates because of a rate change made earlier in 1999. Operating income increased $3.2 million (13.3%) to $27.0 million reflecting improvements in electric gross margin (electric operating revenues less fuel and purchased power expense) of $7.7 million for the quarter. The margin growth was attributable to increased off-system sales in the wholesale energy market, net of increased purchases for resale, and increased retail sales.

Gas Operations - A net loss of $.3 million for the quarter compared to net income of $1.0 million a year ago. The following discussion highlights significant items that affected the results of operations of gas operations for the quarter ended June 30, 1999 versus 1998.

Operating revenues declined $5.5 million (10.2%) for the quarter to $48.3 million reflecting lower residential and commercial demand due to mild weather conditions and depressed gas prices. Total operating expenses fell $4.0 million (8.0%) caused by lower gas purchase costs (lower sales volume and lower gas prices) and lower tax expense. Operating income decreased $1.4 million (41.9%) to $2.0 million despite an improvement in gas gross margin (gas operating revenues less gas purchased for resale) of $1.3 million for the quarter.

Discontinued Operations - In August 1998, the Company adopted a plan to discontinue the natural gas trading operations of its Energy Services Business Unit and completely discontinued these operations on December 31, 1998. As a result, the Company reclassified the losses from such operations to discontinued operations. Second quarter results for 1998 included losses from discontinued operations, net of taxes, of $1.7 million, or $.04 per common share.

                     For the Six Months Ended June 30, 1999

Consolidated Results - Net earnings of $44.8 million or $1.08 per common share increased $8.8 million ($.23 per common share-including the effect of the stock repurchase) for the period. The following discussion highlights significant items that affected the results of operations for the six months ended June 30, 1999 versus 1998.

Operating revenues grew $21.2 million (4.1%) for the six months to $534.2 million reflecting strong electric sales. Total operating expenses grew $19.5 million (4.3%) caused by a volume-related increase in power purchased for resale, higher depreciation expense as a result of additions to the plant base and higher depreciation rates because of a rate change made earlier in 1999 and higher year-over-year costs associated with the implementation of the Company's Y2K efforts. Operating income improved $1.6 million (2.6%) to $64.3 million as bulk power margins demonstrated continued strength.

Other income and deductions, net of taxes, increased $4.7 million for the period due to the recording of interest income from the PVNGS Capital Trust and a gain resulting from closing down of the coal mine reclamation activities. Net interest charges increased $7.1 million for the period as a result of the issuance of $435 million in senior unsecured notes in August 1998, offset by a decrease in short-term debt interest charges.

Discontinued Operations - In August 1998, the Company adopted a plan to discontinue the natural gas trading operations of its Energy Services Business Unit and completely discontinued these operations on December 31, 1998. As a result, the Company reclassified the losses from such operations to discontinued operations. Losses from discontinued operations, net of taxes, for the six months ended June 30, 1998, were $6.1 million, or $.15 per common share.

Cumulative Effect of a Change in Accounting Principle - Effective January 1, 1999, the Company adopted EITF Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. The effect of the initial application of the new standard is reported as a cumulative effect of a change in accounting principle. As a result, the Company recorded additional earnings, net of taxes, in the first quarter of 1999 of approximately $3.5 million, or $.09 per common share to recognize the gain on net open physical electricity purchase and sales commitments considered to be trading activities.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash Activity - Cash generated from operating activities improved $5.0 million in the first six months of 1999 because of higher earnings and higher non-cash depreciation charges. These gains in operating cash flow were partially mitigated by a non-cash gain recognized in the first quarter of 1999 as a result of the adoption of a new accounting standard and lower funds generated from working capital accounts.

Cash used for investing activities was $1.1 million in 1999 compared to $112.2 million in 1998. This decrease reflects the absence of a $58.0 million investment in lease obligation bonds made in 1998; lower utility construction expenditures in 1999 of $20.2 million and the liquidation of insurance-based investments in the nuclear decommissioning trust of $26.6 million.

The reduction in cash used for investing activities combined with improved operating cash flow allowed funds to be available to repay debt and repurchase common stock. As a result, cash used for financing activities increased to $83.0 million in 1999 compared to the cash generation of $25.8 million in 1998 from incremental borrowings. As a result, the Company's debt to total capitalization improved to 52.6% at June 30, 1999 from a year-end 1998 level of 53.8%.

Capital Requirements - The projection for total capital requirements for 1999 is $176 million, which includes $145 million of utility construction expenditures. During the first six-month period, the Company spent approximately $74.3 million for capital requirements and anticipates spending approximately $101.7 million over the remainder of 1999. The Company expects that these cash requirements will be met primarily through internally generated cash. However, to cover the difference in the amounts and timing of cash generation and cash requirements, the Company intends to utilize short-term borrowings under its liquidity arrangements. These estimates are under continuing review and subject to on-going adjustment.

Stock Repurchase - In March 1999, the Company's board of directors approved a plan to repurchase up to 1,587,000 shares of the Company's outstanding common stock with the maximum purchase price of $19.00 per share. The repurchase program was created to facilitate the Company's stock option program. During the first half of 1999, the Company repurchased 1 million shares of its previously outstanding common stock at a cost of $17.7 million. The Company has no intention to initiate further repurchases of common stock at this time.

Financings and Liquidity - In June 1999, the Company retired $21.6 million of its 7.1% senior unsecured notes through open market purchases, utilizing the funds from operations and the funds from temporary investments.

As of June 30, 1999, the Company had $405.0 million of available liquidity arrangements, consisting of $300 million from a senior unsecured revolving credit facility, $80.0 million from an accounts receivable securitization and $25.0 million in local lines of credit. At June 30, 1999, the Company did not have any short-term borrowings and had $60.7 million in cash and temporary investments.

The Company's ability to finance its construction program at a reasonable cost is dependent largely upon its earnings, credit ratings, regulatory approvals and financial market conditions. In May 1999, S&P placed its ratings of the Company on CreditWatch with positive implications. This action followed the electric rate settlement with various parties submitted to the PRC for its approval. The rate agreement, which would reduce the Company's annual revenues by $37.0 million, would remain in effect until January 2002 when all retail customers will have a choice of electricity suppliers. Further, S&P has stated that it believes that the Company's financial profile will strengthen to levels appropriate for investment-grade ratings in the near future. The Company currently does not have long term financing plans for the near future except for the issuance of up to $11.5 million in tax-exempt pollution control revenue bonds in September 1999 to partially reimburse the Company for expenditures associated with its share of a recently completed upgrade of the emission control system at the San Juan Generating Station ("SJGS") (see ITEM 2. -"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES" in the quarterly report on Form 10-Q for the quarter ended March 31, 1999 "first quarter Form 10-Q").

                               ASSET ACQUISITIONS

Certain Assets of Plains Electric Generation and Transmission Cooperative, Inc. ("Plains")

As previously reported, the Company and Tri-State Generation and Transmission Association, Inc. ("Tri-State") submitted a binding joint offer in September
1998 for the acquisition of the assets of Plains, and Plains subsequently announced that it would be entering into exclusive negotiations with the Company and Tri-State regarding the joint proposal. Plains has entered into an agreement to merge with Tri-State, with Tri-State being the surviving entity. Tri-State would then sell certain assets to the Company consisting primarily of transmission assets and the Plains headquarters building in Albuquerque. In addition, the Company has agreed to become the power supplier of 50 MW to one of Plains member cooperatives. (See PART I, ITEM 2. "PROPERTIES - Other Electric Properties" in the 1998 Form 10-K.) Plains, Tri-State and the Company have filed for regulatory approval from the PRC. Hearing on the merits is scheduled for September 1999. Closing of the transactions will depend on the timing of regulatory and other approvals.

Gas Transmission Pipeline

As previously reported, in 1996, the Company entered into a purchase agreement with the U.S. Department of Energy ("DOE") for the purchase of approximately 130 miles of transmission pipeline for $3.1 million, through which natural gas is being supplied to the City of Los Alamos and to certain other communities in northern New Mexico. In 1996, the NMPUC approved the acquisition by the Company. However, the purchase was subject to the DOE providing right-of-way satisfactory to the Company. (See PART I, ITEM 2. "PROPERTIES - NATURAL GAS" in the 1998 Form 10-K.)

Final right-of-way clearances were obtained in July 1999 and the Company executed a quitclaim deed effective August 1, 1999 which effectively terminated the Company's existing lease agreement with the DOE and transferred ownership of the pipeline to the Company. The Company will pay the $3.1 million by providing transportation services to Los Alamos National Laboratory for a period not to exceed three years. Any part of the remaining purchase price still due after three years may either be remitted to the government in a final lump sum cash payment or used for additional transportation services.

                         OTHER ISSUES FACING THE COMPANY

Deregulation

Preparation for Retail Electric Competition

The Electric Utility Industry Restructuring Act of 1999 was enacted into law on April 8, 1999, opening the state's electric power market to customer choice beginning in 2001. The law requires unregulated activities to be separated from the regulated activities through creation of at least two separate corporations.

The law also requires that utilities be allowed to recover at least half of their stranded costs, with recovery above that amount dependent on meeting criteria specified in the law. The Company is required to file a transition plan with the PRC by March 1, 2000, which plan must include, among other things, proposals for separating regulated and non-regulated business activities and proposed charges for the recovery of stranded costs and transition costs. In a related matter, on May 21, 1999, the Company and the major parties to the Company's electric rate case filed a stipulated rate agreement with the PRC for approval. The stipulation, if approved, would reduce the Company's annual revenues by $37.0 million and the rate reduction would be effective for all customer bills rendered on and after July 30, 1999 (see Item 5. - "Other Event - Electric Rate Case" in the Company's Current Report on Form 8-K filed on June 7,
1999). Subsequently, a supplemental stipulation was entered into to meet objections raised by Kirtland Air Force Base. The County of Bernalillo raised objections involving the treatment of franchise fees and future undergrounding costs in the stipulation. Hearings on the stipulation were conducted by a hearing examiner. On August 5, the hearing examiner recommended that the PRC approve the stipulation. It is anticipated that the PRC will issue an order in the case in late August or early September.

The Company is currently preparing its transition plan in compliance with the new law. It is planning to separate its regulated and unregulated businesses through formation of separate corporations owned by a holding company.

Subsidiary Formation

As previously reported, in December 1998, the NMPUC issued a final order approving the Company's request to form and capitalize three wholly-owned subsidiaries. Under the order, the Company received approval to use "available unappropriated retained earnings" to invest a maximum of $50 million in the three subsidiaries and to enter into reciprocal loan agreements for up to $30 million. (See PART I, ITEM 1. - "BUSINESS - ENERGY SERVICES BUSINESS UNIT OPERATIONS" in the 1998 Form 10-K.)

The Company subsequently determined that for business reasons, formation of one larger, wholly owned energy services subsidiary would be more advantageous than three smaller subsidiaries. On May 20, 1999, the Company filed a motion with the PRC, requesting the PRC to modify its final order to allow the Company to form one subsidiary and invest the $50 million in equity into the one subsidiary, and authorize the Company to enter into a reciprocal loan with the subsidiary for up to $30 million. On June 29, 1999, the PRC issued an order approving the Company's request.

On August 2, 1999, the Company filed Articles of Incorporation with the PRC to incorporate its new wholly-owned unregulated subsidiary, Avistar, Inc. ("Avistar"), as a New Mexico corporation. Avistar received its certificate of incorporation dated August 2, 1999. The Company expects Avistar to commence operations starting on August 11, 1999. Avistar will engage in non-utility business, including energy and utility-related services previously operated by the Company.

Risks of Deregulation

Deregulation in the electric utility industry is likely to have a significant impact on the price for electric generation and recovery of the investment in electric generation assets. Such price pressures will likely put a strain on electric generation margins. In response to competition and the need to gain economies of scale, electricity producers will need to control costs to maintain margins, profitability and cash flow that will be adequate to support investments in new technology and infrastructure. As a result, the uncertainties surrounding deregulation and the Company's ability to be competitive in a deregulated environment could be significant business risks for the Company as deregulation and possible industry consolidation continue to evolve.

New Customer Billing System

As previously reported, the Company installed a new customer billing system in November 1998. Due to a significant number of implementation issues associated with the installation of the new billing system, the Company was unable to properly bill to approximately 10% of its accounts. Under PRC rules and PRC-approved Company rules, the Company is required to send customer bills on a monthly basis. In February 1999, the Company filed an application for temporary variance with the PRC. Subsequently, the PRC issued an order granting the Company a temporary variance through April 15, 1999, which allowed the Company to issue bills to customers that had been delayed from 60-120 days. The order further provided for a possible imposition of penalty to the Company in the amount of $100 to $100,000 for each violation. At a pre-hearing conference held in April 1999, the Company advised the hearing examiner, the PRC Staff and other parties that significant progress had been made toward resolving the implementation issues associated with the new billing system. Because of the implementation issues associated with the new billing system, the Company has been estimating retail gas and electric revenues since December 1998. The Company's financial, tax and regulatory reports have been based on these estimates. (See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - OTHER ISSUES FACING THE COMPANY - NEW CUSTOMER BILLING SYSTEM" in the first quarter Form 10-Q.)

The hearing examiner issued an order on March 11, 1999 granting the Company additional variance to issue bills up to 128 days and on April 16, 1999 extending the variances to April 28, 1999. The delayed bills sent to customers contained one single service charge (electric service charge and/or gas access fee) even though it was for service of up to four billing cycles. The April 16 order requires the Company to obtain PRC approval to bill customers for additional service charges not contained in the delayed bills. On June 1, 1999, the Company submitted a report which included an assessment of any outstanding issues associated with the billing system and other specific data requested by the PRC Staff. The June 1 report described the types of implementation issues encountered by the Company in implementing the new billing system and how the implementation issues were resolved. The report also described the pending issues that still needed to be resolved and the Company's efforts to address these issues.

The Company is currently negotiating a stipulation with the PRC Staff that would allow the Company to bill an additional service charge to customers who were not billed the appropriate electric service charges and/or gas access fees. The one-time charge will be equal to or less than the amount that customers would have otherwise been billed had their bills not been delayed. The stipulation, if approved by the PRC, will close the investigation and will not impose any civil penalty on the Company.

Management does not believe that the estimation process will have a material adverse effect on the Company's results of operations or financial condition. However, the Company is not able to predict the ultimate timing for the completion of all billing system remediation efforts and associated issues or outcome of regulatory actions regarding these issues.

The Year 2000 Issues

As previously reported, the Y2K issue is a consequence of computer programs ("IT Systems") written using two digits rather than four digits to define the applicable year. The Company adopted a plan to address the Y2K issue for internal systems and external dependencies ("Y2K Project"). (See ITEM 2. - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OTHER ISSUES FACING THE COMPANY - THE YEAR 2000 ISSUE" in the Company's first quarter Form 10-Q)

On June 30, 1999, the Company reported, as required, to the North American Electric Reliability Council ("NERC") that it believes its mission critical systems used to produce and deliver electricity are Y2K ready, without any exceptions. On July 2, 1999, the Company announced that it believes its mission critical systems used to produce electricity and to deliver gas and electricity are Y2K ready. The Company's remaining non-mission critical systems are scheduled to be completed by October 1, 1999.

The estimated status of each phase as of July 2, 1999, is set out below:

                                                    Estimated Status of
              Y2K Project Phases                         Completion*
              ------------------                         -----------

Awareness Phase                                           Completed
Inventory Phase                                              99%
Assessment Phase                                             98%
Planning and Scheduling Phase                                94%
Repair Phase                                                 87%
Testing Phase                                                82%
Re-Integration/Deployment Phase                              65%
Company-Wide Testing Phase                                   38%

     * The stated percentages represent the status of completion as of July 2, 1999, of all of the Company's IT Systems and Embedded Systems, including mission critical systems. For purposes of this presentation, "mission critical systems" include systems whose failures could cause an interruption in the supply of electricity or gas to the Company's customers, could interfere with the Company's ability to communicate with customers, or could interfere with the Company's cash flow.

The Company has a 10.2% undivided interest in PVNGS, with portions of its interest held under leases. Arizona Public Service Company ("APS"), the operating agent of PVNGS, notified the U. S. Nuclear Regulatory Commission ("NRC") on June 26, 1999 that PVNGS is Y2K ready.

Although the mission critical systems are Y2K ready, work will continue on the development and testing of the Company's contingency plans. Contingency plans for mission critical systems were completed on July 30, 1999, with simulated disaster testing to begin in early September 1999 in conjunction with the second NERC system-wide test. Testing of the Company's contingency plans will continue into October and November 1999.

The Company has completed the remediation and testing of its current energy management system ("EMS") and it is now Y2K ready. However, it is still the Company's intention to upgrade the EMS prior to the end of 1999. The upgraded system is currently undergoing Y2K testing at the manufacturer's facility.

The Company has spent approximately $8.2 million on non-PVNGS Y2K related activities during the first six months of 1999, and approximately $13.5 million since project commencement. The Company's share of the PVNGS costs associated with the Y2K project is deemed to be immaterial.

The statements in this section are Y2K readiness disclosures pursuant to the Year 2000 Information and Readiness Disclosure Act.

Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company is in the process of determining the full effect that SFAS No. 133 will have on the Company's financial statements. Management understands that, upon adoption, SFAS No. 133 will increase the volatility of the Company's asset, liability and equity (other accumulated comprehensive income) positions as the change in the fair market value of the Company's derivative financial instruments will be recorded in the Company's Consolidated Balance Sheet. In addition, to the extent hedges are ineffective, such ineffective portion of the hedge position will be recognized in the Company's Consolidated Statement of Earnings. SFAS No. 133, as amended, will be effective January 1, 2001. The Company does not anticipate that final adoption of SFAS No. 133 will have a material impact on the Company's consolidated financial statements; however, management is still in the process of fully evaluating SFAS No. 133.

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

The costs of the Company's Y2K Project and the dates on which the Company believes it will complete the phases of the Project are based upon management's best estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans, and other factors. There can be no assurance that these estimates will prove to be accurate and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in Y2K issues, the ability to identify, assess, remediate and test all relevant computer codes and embedded technology, and similar uncertainties.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Nuclear Decommissioning Trust

As previously reported, in 1998, the Company and the trustee of the Company's master decommissioning trust filed a civil complaint and an amended complaint, respectively, against several companies and individuals for the under-performance of a corporate owned life insurance program. The program, which was approved by the NMPUC and set up in a trust in 1987, was used to fund a portion of the Company's nuclear decommissioning obligations for its 10.2% interest in PVNGS. In January 1999, the life insurance program was terminated, and the life insurance policies were surrendered by the trust in exchange for the cash surrender value of the policies. In the lawsuit, the Company asserted various tort, contract and equity theories against the defendants, seeking, among other things, an amount sufficient to compensate for the harm to the Company caused by the defendants' conduct. A defendant counterclaimed for indemnity based on its engagement contract with the Company, claiming that if it had injured the trustee, then the Company must pay the damages. The Company denied liability under the counterclaim and set forth numerous defenses. (See
PART I, ITEM 3. - "LEGAL PROCEEDINGS - OTHER PROCEEDINGS Nuclear Decommissioning Trust" in the 1998 Form 10-K.)

The case is proceeding in State District Court in Santa Fe County. The defendants' motions to dismiss were denied and the Company's motions to further amend the complaint to assert claims against two additional defendants, a law firm and an accounting firm, were granted. Discovery is currently proceeding. The Company is currently unable to predict the ultimate outcome or amount of recovery, if any.

Royalty Claim

On July 1, 1997, a lawsuit was filed in Federal District Court for the District of New Mexico (the "Court") against the Company and its subsidiaries, Sunterra Gas Gathering Company and Sunterra Gas Processing Company (collectively called "Company"), alleging violations of the Federal False Claims Act by purportedly failing to properly measure natural gas from Federal and tribal properties in New Mexico, and consequently, underpaid royalties owed to the Federal government. The complaint was sealed but was not served on the Company while the U.S. Department of Justice considered whether to intervene to pursue the lawsuit. On April 9, 1999, the U.S. Department of Justice filed its notice of eto decline intervention in the lawsuit. The plaintiff is proceeding as a private relator.

On April 15, 1999, the Court entered an order, unsealing the complaint and directing that it be served on the Company. On June 28, 1999, the complaint was served on the Company. The plaintiff filed a motion to consolidate this case with others, asserting similar claims against other defendants filed in other jurisdictions with the Multi-District Litigation ("MDL") panel. The motion also seeks to transfer all cases to Federal District Court for the District of Wyoming. The judge in the Company's case has ordered a stay of all proceedings, pending the MDL panel's decision on the plaintiff's motion. Under the False Claims Act, the plaintiff is permitted to continue to pursue these cases on behalf of the United States, even though the government has declined to intervene, and would be entitled to a portion of monetary judgement, if any.

The Company is vigorously defending this lawsuit and is unable to estimate the potential liability, if any, or to predict the ultimate outcome of this litigation.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure concerning market risk-sensitive instruments is set forth in Note (5) to the Consolidated Financial Statements included in ITEM 1 of PART I of this Report and is incorporated herein by reference.

Neither the net fair value of the derivatives outstanding nor the potential, near-term derivative losses from reasonably possible near-term changes in market prices are anticipated to be material to the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Annual Meeting

At the meeting of shareholders held on June 8, 1999, the shareholders reelected the following three nominees to serve as directors until the annual meeting of shareholders in 2002, or until their successors are duly elected and qualified, as follows:

                                          Votes
                                         Against                      Broker
      Director          Votes For      or Withheld    Abstentions    Non-Votes
      --------          ---------      -----------    -----------    ---------

Laurence H. Lattman     37,752,831       301,511           *             *
Benjamin F. Montoya     37,772,317       282,025           *             *
Robert M. Price         37,768,596       285,746           *             *

As reported in the Definitive 14A Proxy Statement filed April 26, 1999, the name of each other director whose term of office as director continues after the meeting is as follows:

        John T. Ackerman
        Robert G. Armstrong
        Joyce A. Godwin
        Manuel Lujan, Jr.
        Reynaldo U. Ortiz
        Paul F. Roth

The approval of the selection by the Company's board of directors of Arthur Andersen LLP as independent auditors for the fiscal year ending December 31, 1999, was voted on, as follows:

                               Votes
                              Against                                  Broker
       Votes for            or Withheld          Abstentions          Non-Votes
       ---------            -----------          -----------          ---------

       37,888,840              80,338               85,164               *

* Not applicable or not readily available.

ITEM 5.  OTHER INFORMATION

New Chairman of the Board

On June 15, 1999, the Company's board of directors elected President and Chief Executive Officer Mr. Benjamin F. Montoya as the new chairman of the Company's board of directors. Mr. Montoya will delegate additional management tasks to other senior executives in order to focus more attention on the work of the board as it oversees the Company's restructuring efforts. The Company is currently undergoing major changes of the Company's business infrastructure, including the ground work for the formation of a holding company and the creation of regulated and unregulated subsidiaries, to separate the regulated businesses from the unregulated business units in compliance with the newly enacted Electric Utility Industry Restructuring Act of 1999.

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

3.2*    By-laws of Public Service Company of New Mexico With All Amendments
          to and including December 5, 1994

15.0    Letter Re: Unaudited Interim Financial Information

27      Financial Data Schedule

    *The Company hereby incorporates the exhibits by reference pursuant to Exchange Act Rule 12b-32 and Regulation S-K, Section 10, paragraph (d).

b. Reports on Form 8-K:

    Report dated June 7, 1999 and filed June 8, 1999 relating to the electric rate case.

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

                                      PUBLIC SERVICE COMPANY OF NEW MEXICO
                                      ------------------------------------
                                               (Registrant)




Date:  August 9, 1999                        /s/ John R. Loyack
                                      -----------------------------------
                                                 John R. Loyack
                                                 Vice President,
                                            Corporate Controller and
                                            Chief Accounting Officer
                                          (Officer duly authorized to
                                               sign this report)