Form 10-Q
period 1999-09-30
PUBLIC SERVICE CO OF NEW MEXICO
filed 1999-11-12
CIK 81023

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (Mark One) [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITES EXCHANGE ACT OF 1934

                     For the period ended September 30, 1999
                                          ------------------

                                     - OR -

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _________________

                          Commission file number 1-6986
                                                 ------

                      PUBLIC SERVICE COMPANY OF NEW MEXICO
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

                 New Mexico                                85-00019030
                 ----------                                -----------
       (State or other jurisdiction of                   (I.R.S. Employer
       Incorporation of organization)                    Identification No.)

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


                         ------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock-$5.00 par value                 40,774,083 shares
       ----------------------------                 -----------------
                   Class                     Outstanding at November 1, 1999

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                                      INDEX


                                                                        Page No.
PART I.  FINANCIAL INFORMATION:

   Report of Independent Public Accountants...............................  3

 ITEM 1.  FINANCIAL STATEMENTS

   Consolidated Statements of Earnings -
   Three Months and Nine Months Ended September 30, 1999 and 1998.........  4

   Consolidated Statements of Comprehensive Income -
   Three Months and Nine Months Ended September 30, 1999 and 1998.........  5

   Consolidated Balance Sheets -
   September 30, 1999 and December 31, 1998...............................  6

   Consolidated Statements of Cash Flows -
   Nine Months Ended September 30, 1999 and 1998..........................  7

   Notes to Consolidated Financial Statements.............................  8

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS................... 13

 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK..................................................... 24

PART II.  OTHER INFORMATION:

 ITEM 1.  LEGAL PROCEEDINGS............................................... 25

 ITEM 5.  OTHER INFORMATION............................................... 29

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................ 31

Signature ................................................................ 33

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Public Service Company of New Mexico:


We have reviewed the accompanying consolidated balance sheet of Public Service Company of New Mexico (a New Mexico corporation) and subsidiaries as of September 30, 1999 and the related consolidated statements of earnings and comprehensive income for the three-month and nine-month periods ended September 30, 1999 and 1998, and the consolidated statements of cash flows for the nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the company's management.

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



Albuquerque, New Mexico
  November 5, 1999

ITEM 1. FINANCIAL STATEMENTS

                          PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF EARNINGS
                                               (Unaudited)

                                                                  Three Months Ended  Nine Months Ended
                                                                     September 30        September 30
                                                                  ------------------  ------------------
                                                                    1999      1998      1999      1998
                                                                  --------  --------  --------  --------
                                                                  (In thousands except per share amounts)
Operating revenues:
  Electric                                                         299,767  $280,662  $697,073  $636,817
  Gas                                                               38,249    39,321   171,432   195,826
  Unregulated businesses                                             2,588       455     6,288       833
                                                                  --------  --------  --------  --------
    Total operating revenues                                       340,604   320,438   874,793   833,476
                                                                  --------  --------  --------  --------

Operating expenses:
  Cost of energy sold                                              180,730   139,628   399,093   347,754
  Administrative and other costs                                    42,079    37,111   112,708    99,282
  Energy production costs                                           32,980    33,208   104,018   104,260
  Depreciation and amortization                                     23,313    20,516    69,739    62,532
  Transmission and distribution costs                               14,357    14,712    43,870    43,345
  Taxes, other than income taxes                                     9,652     9,208    27,821    27,553
  Income taxes                                                       7,218    18,609    22,954    38,636
                                                                  --------  --------  --------  --------
    Total operating expenses                                       310,329   272,992   780,203   723,362
                                                                  --------  --------  --------  --------
    Operating income                                                30,275    47,446    94,590   110,114
                                                                  --------  --------  --------  --------

Other income and deductions, net of taxes:                           8,455     4,406    20,867    12,159
                                                                  --------  --------  --------  --------
    Income before interest charges                                  38,730    51,852   115,457   122,273
                                                                  --------  --------  --------  --------

Interest charges:
  Interest on long-term debt                                        16,208    13,659    49,610    34,215
  Other interest charges                                             1,121     3,537     3,144    11,344
                                                                  --------  --------  --------  --------
    Net interest charges                                            17,329    17,196    52,754    45,559
                                                                  --------  --------  --------  --------

Net earnings from continuing operations                             21,401    34,656    62,703    76,714

Discontinued operations, net of tax:
  Loss from operations of gas marketing                                  -    (1,320)        -    (7,386)
  Estimated loss on disposal of gas marketing,
   including provision for operating losses
   during phase-out period                                               -    (1,347)        -    (1,347)
Cumulative effect of a change in accounting
   principle, net of tax (Note 2)                                        -         -     3,541         -
                                                                  --------  --------  --------  --------
Net earnings (Notes 2 and 5)                                        21,401    31,989    66,244    67,981
Preferred stock dividend requirements                                  147       147       440       440
                                                                  --------  --------  --------  --------
Net earnings applicable to common stock                           $ 21,254  $ 31,842  $ 65,804  $ 67,541
                                                                  ========  ========  ========  ========

Net earnings (loss) per share of common stock (Note 3):
  Earnings from continuing operations                             $   0.52  $   0.83  $   1.51  $   1.83
  Loss from discontinued operations                                      -     (0.03)        -     (0.18)
  Estimated loss on disposal of gas marketing                            -     (0.04)        -     (0.03)
  Cumulative effect of a change in accounting principle                  -         -      0.09         -
                                                                  --------  --------  --------  --------
Net earnings per common share (Basic)                             $   0.52  $   0.76  $   1.60  $   1.62
                                                                  ========  ========  ========  ========

Net earnings per common share (Diluted)                           $   0.52  $   0.76  $   1.60  $   1.60
                                                                  ========  ========  ========  ========

Dividends paid per share of common stock                          $   0.20  $   0.20  $   0.60  $   0.57
                                                                  ========  ========  ========  ========


    The accompanying notes are an integral part of these financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)


                                          Three Months Ended  Nine Months Ended
                                             September 30        September 30
                                          ------------------  -----------------
                                            1999      1998     1999     1998
                                          --------- --------  -------- --------
                                                       (In thousands)


Net Earnings                              $ 21,401  $ 31,989  $ 66,244 $ 67,981
                                          --------  --------  -------- --------
Other Comprehensive Income, net of tax:

  Unrealized gain (loss) on securities:
    Unrealized holding gains (losses)
    arising during the period, net of
    reclassification adjustment                154      (393)    1,826      (80)
  Minimum pension liability adjustment      (1,065)     (355)   (3,226)    (526)
                                          --------  --------  -------- --------

  Total other comprehensive losses            (911)     (748)   (1,400)    (606)
                                          --------  --------  -------- --------

Total Comprehensive Income                $ 20,490  $ 31,241  $ 64,844 $ 67,375
                                          ========  ========  ======== ========


Note: Tax expense (benefit) for Total Other Comprehensive Income for the three months ended September 30, 1999 and 1998 was $(597) and $(490), respectively. Tax expense (benefit) for Total Other Comprehensive Income for the nine months ended September 30, 1999 and 1998 was $(918) and $(397), respectively.


















   The accompanying notes are an integral part of these financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                                   September 30,   December 31,
                                                       1999            1998
                                                   ------------    -----------
                                                    (Unaudited)

ASSETS
Utility plant                                       $2,640,879     $2,591,934
Accumulated depreciation and amortization           (1,062,896)      (998,175)
                                                    ----------     ----------
      Net utility plant                              1,577,983      1,593,759
                                                    ----------     ----------
Other property and investments                         481,797        523,834
                                                    ----------     ----------

Current assets:
  Cash and temporary investments                        88,620         61,280
  Receivables                                          216,607        197,906
  Income tax receivable                                      -          8,266
  Inventory                                             42,767         35,674
  Other current assets                                   5,678          4,666
                                                    ----------     ----------
    Total current assets                               353,672        307,792
                                                    ----------     ----------
Deferred charges                                       145,645        151,403
                                                    ----------     ----------
Total Assets                                        $2,559,097     $2,576,788
                                                    ==========     ==========

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock equity:
     Common stock                                    $ 203,870      $ 208,870
     Additional paid-in capital                        452,734        465,386
     Accumulated other comprehensive income
       (loss), net of tax                                 (274)         1,127
     Retained earnings                                 219,205        186,220
                                                    ----------     ----------
        Total common stock equity                      875,535        861,603

  Minority interest                                     12,771         13,405
  Cumulative preferred stock without mandatory
    redemption requirements                             12,800         12,800
  Long-term debt, less current maturities              977,115      1,008,614
                                                    ----------     ----------
        Total capitalization                         1,878,221      1,896,422
                                                    ----------     ----------

Current liabilities:
  Short-term debt                                            -         26,620
  Accounts payable                                     116,347        113,975
  Dividends payable                                      8,301            147
  Accrued interest and taxes                            39,640         34,289
  Other current liabilities                             34,259         28,308
                                                    ----------     ----------
        Total current liabilities                      198,547        203,339
                                                    ----------     ----------
Deferred credits                                       482,329        477,027
                                                    ----------     ----------
Commitments and Contingencies (Note 7)                       -              -
                                                    ----------     ----------
Total Capitalization and Liabilities                $2,559,097     $2,576,788
                                                    ==========     ==========




   The accompanying notes are an integral part of these financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                              Nine Months Ended
                                                                September 30
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
                                                               (In thousands)
Cash Flows From Operating Activities:
  Net earnings                                               $ 66,244  $ 67,981
  Adjustments to reconcile net earnings to net cash
    flows from operating activities:
      Depreciation and amortization                            78,447    71,676
      Gain on cumulative effect of a change in
        accounting principle (Note 2)                          (5,862)        -
      Changes in certain assets and liabilities:
        Receivables                                           (10,670)   13,905
        Inventory                                               1,114    10,591
        Deferred charges                                        4,474       499
        Accounts payable                                        2,310   (26,714)
        Accrued interest and taxes                              5,352    26,962
        Deferred credits                                        7,899    (2,534)
        Other                                                   3,845       637
      Other, net                                               (3,751)   (6,394)
                                                             --------  --------
        Net cash flows from operating activities              149,402   156,609
                                                             --------  --------

Cash Flows From Investing Activities:
  Utility plant additions                                     (60,881)  (89,828)
  Purchase of PVNGS LOBs                                            -  (215,701)
  (Increase) decrease in nuclear decommissioning trust         26,620    (2,675)
  Other, net                                                   13,584     5,637
                                                             --------  --------
        Net cash flows from investing activities              (20,677) (302,567)
                                                             --------  --------

Cash Flows From Financing Activities:
  Dividends paid                                              (24,895)  (24,238)
  Common stock repurchase                                     (17,655)        -
  (Repayments) borrowings for nuclear decommissioning         (26,620)    2,675
  Debt repaid                                                 (31,580) (357,431)
  Financing                                                         -   582,994
  Other, net                                                     (635)   (3,340)
                                                             --------  --------
        Net cash flows from financing activities             (101,385)  200,660
                                                             --------  --------

Increase in cash and temporary investments                     27,340    54,702
Beginning of period                                            61,280    18,195
                                                             --------  --------
End of period                                                $ 88,620  $ 72,897
                                                             ========  ========

Supplemental Cash Flow Disclosures:
  Interest paid                                              $ 60,392  $ 35,239
  Income taxes paid, net                                       27,525    35,118
  Acquired DOE pipeline in exchange for
    transportation services                                     3,100         -


   The accompanying notes are an integral part of these financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Accounting Policies and Responsibilities for Financial Statements

The significant accounting policies followed by Public Service Company of New Mexico (the "Company") are set forth in note (1) of notes to the Company's consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K") filed with the Securities and Exchange Commission ("SEC"). The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the 1998 Form 10-K. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results for the entire year ending December 31, 1999. Certain 1998 amounts have been reclassified to conform to the 1999 financial statement presentation.

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

(3)  Earnings Per Share

The following table provides a reconciliation between basic and diluted earnings per share for the periods ended:
                                          Three Months Ended   Nine Months Ended
                                            September 30,        September 30,
                                           1999       1998      1999       1998
                                          -------   -------    -------   -------
                                                (In thousands, except per
                                                     share amounts)

Net income applicable to common stock     $21,254   $31,842    $65,804   $67,541
                                          -------   -------    -------   -------
Weighted-average shares of common stock
outstanding
   Basic                                   40,774    41,774     41,127    41,774
   Dilutive effect of common stock
     equivalents (a)                          159       231        127       327
                                          -------   -------    -------   -------
   Diluted                                 40,933    42,005     41,254    42,101
                                          -------   -------    -------   -------

Earnings per share
   Basic - net income                       $0.52     $0.76      $1.60     $1.62
   Diluted - net income                     $0.52     $0.76      $1.60     $1.60

     (a) Excludes the effect of anti-dilutive common stock equivalents related to out-of-the-money options of 62,635 and 30,250 for the three months ended September 30, 1999 and September 30, 1998, respectively, and 260,448 and 53,965 for the nine months ended September 30, 1999 and September 30, 1998, respectively.

(4)  Segments Information

The Company's principal business segments are electric ("Electric") and gas ("Gas") operations. Electric consists of three major business lines that include the Electric Service Business Unit ("Distribution"), Transmission Service Business Unit ("Transmission") and Bulk Power Business Unit ("Generation"). The unregulated segments include the operation of Avistar, Inc. and corporate administrative functions. Intersegment revenues are determined based on a formula mutually agreed upon between affected segments and are not based on market rates. Intersegment revenues are eliminated for consolidation purposes.

Summarized financial information by business segment for the three months and nine months ended September 30, 1999 and 1998 is as follows:

                                               Electric
                              --------------------------------------------
                              Distri.     Trans.       Gen.        Total        Gas    Unregulated Consolidated
                              --------    -------    --------    ---------    -------  ----------- ------------
                                                                (In thousands)
Three Months Ended:
-------------------
1999:
Operating revenues:
   External customers         $143,442    $ 4,120    $152,205    $ 299,767    $38,249    $ 2,588    $ 340,604
   Intersegment revenues             -      7,450      88,752       96,202          -          -       96,202
Operating income (loss)         13,954      2,014      15,740       31,708       (724)      (709)      30,275
Segment net income (loss)       11,177      1,034      13,114       25,325     (2,789)    (1,135)      21,401

1998 (a):
Operating revenues:
   External customers         $153,520    $ 4,228    $122,914    $ 280,662    $39,321    $   455    $ 320,438
   Intersegment revenues             -      7,273      96,044      103,317          -          -      103,317
Operating income (loss)         16,077      3,310      28,462       47,849      2,573     (2,976)      47,446
Segment net income (loss)       13,039      1,992      23,506       38,537        (15)    (6,533)      31,989

Nine Months Ended:
------------------
1999:
Operating revenues:
   External customers         $405,816   $ 11,632    $279,625    $ 697,073   $171,432    $ 6,288    $ 874,793
   Intersegment revenues             -     22,351     245,919      268,270          -          -      268,270
Operating income                40,605      6,561      37,797       84,963      9,134        493       94,590
Segment net income (loss)       32,121      3,513      33,602       69,236      1,859     (4,851)      66,244

1998 (a):
Operating revenues:
   External customers         $409,941   $ 11,953    $214,923    $ 636,817   $195,826    $   833    $ 833,476
   Intersegment revenues             -     21,818     273,485      295,303          -          -      295,303
Operating income (loss)         27,124      9,064      63,254       99,442     15,959     (5,287)     110,114
Segment net income (loss)       19,783      5,444      50,751       75,978      8,440    (16,437)      67,981


(a) On August 4, 1998, the Company adopted a plan to discontinue the natural gas trading operations of its Energy Services Business Unit and completely discontinued these operations on December 31, 1998. Included in the line item Segment net income (loss) under Unregulated are losses of $2,667 and $8,733 for the discontinued operations for the three months and nine months ended September 30, 1998, respectively.

(5)  Financial Instruments

The Company uses derivative financial instruments in limited instances to manage risk as it relates to changes in natural gas and electric prices and adverse market changes for investments held by the Company's various trusts. The Company is exposed to credit losses in the event of non-performance or non-payment by counterparties. The Company uses a credit management process to assess and monitor the financial conditions of counterparties. The Company also uses, on a limited basis, certain derivative instruments for bulk power electricity trading purposes in order to take advantage of favorable price movements and market timing activities in the wholesale power markets.

Natural Gas Contracts

Pursuant to an order issued by the New Mexico Public Utility Commission ("NMPUC"), predecessor to New Mexico Public Regulation Commission ("PRC"), the Company has previously entered into swaps to hedge certain portions of natural gas supply contracts in order to protect the Company's natural gas customers from the risk of adverse price fluctuations in the natural gas market. The financial impact of all hedge gains and losses from swaps flowed through the Company's purchased gas adjustment clause. As a result, earnings were not affected by gains or losses generated by these instruments. The Company hedged 40% of its natural gas deliveries during the 1998-1999 heating season. Less than 15.5% of the 1998-1999 heating season portfolio was hedged using financial hedging contracts. The Company has hedged a portion of its 1999-2000 heating season gas supply portfolio through the use of both physical and financial hedging tools. Less than 9.1% of the Company's 1999-2000 heating season portfolio is hedged using financial hedging contracts. As of September 30, 1999, the Company had unrecognized mark-to-market gains of $0.5 million associated with its gas-related financial hedging activities.

Electricity Trading Contracts

To take advantage of market opportunities associated with the purchase and sale of electricity, the Company's wholesale power operation periodically enters into derivative financial instrument contracts. The Company accounts for these financial instruments as trading activities under the accounting guidelines set forth under EITF Issue No. 98-10. As a result, all open contracts are marked to market at the end of each period. These contracts may be in the form of futures and are required to be reflected on the balance sheet at fair market value with resulting gains and losses recognized in earnings. In addition, the Company enters into forward physical contracts and physical options. Those contracts that meet the criteria for trading activities under EITF Issue No. 98-10 are marked to market and reflected on the balance sheet. The physical contracts are subsequently recognized as revenues or purchased power when the actual physical delivery occurs.

Through September 30, 1999, the Company's wholesale electric trading operations settled trading contracts for the sale of electricity that generated $34 million of electric revenues by delivering 820 million KWh. The Company purchased $36 million or 1,046 million KWh of electricity to support these contractual sale and other open market sales opportunities. Energy purchases for trading purposes are included in the cost of energy sold.

As of September 30, 1999, the Company had open trading contract positions to buy $21.5 million and to sell $20.8 million of electricity. At September 30, 1999, the Company had a gross mark-to-market gain (asset position) on these trading contracts of $8.2 million and gross mark-to-market loss (liability position) of $3.8 million, with net mark-to-market gain (asset position) of $4.4 million. The mark-to-market valuation is recognized in earnings each period.

Corporate Hedge

The Company has about $62 million invested in domestic stocks in various trusts for nuclear decommissioning, executive retirement and retiree medical benefits. At the end of March 1999, the Company began using financial derivatives based on the Standard & Poor's ("S&P") 500 Index to limit potential loss on these investments due to adverse market fluctuations. The options are structured as a collar, protecting the portfolio against losses beyond a certain amount and balancing the cost of that downside protection by foregoing gains above a certain level. If the S&P 500 Index is within the specified range when the option contract expires, the Company will not be obligated to pay, nor will the Company have the right to receive cash. The Company accounts for the market value changes of these options under mark-to-market accounting on a quarterly basis. At September 30, 1999, the Company recorded an unrealized year-to-date gain of $0.7 million (pre-tax) on the market value of these options, although the S&P 500 Index is still within the specified range of the collar.

(6)  Accounting Pronouncements

EITF Issue No. 99-14, Recognition of Impairment Losses on Firmly Committed Executory Contracts: The EITF has added an issue to its agenda to address impairment of leased assets. A significant portion of the Company's nuclear generating assets is held under operating leases. Based on the alternative accounting methods being explored by the EITF, the related financial impact of the future adoption of EITF No. 99-14 could potentially be significant. However, a complete evaluation of the financial impact from the future adoption of EITF Issue No. 99-14 will be undeterminable until EITF deliberations are completed and stranded cost recovery issues are resolved.

Statement of Financial Accounting Standards ("SFAS") No. 137 -- Accounting for Derivative Instruments and Hedging Activities-- Deferral of the Effective Date of SFAS No. 133: SFAS No. 133 establishes accounting and reporting standards requiring every derivative instrument to be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement also requires that changes in the derivatives' fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company is in the process of reviewing and identifying financial instruments currently existing in the Company for compliance with the provisions SFAS No. 133. It is likely that the adoption of SFAS No. 133 will add volatility to the Company's operating results and/or asset and liability valuations. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137 to amend the effective date for compliance with SFAS No. 133 to January 1, 2001.

(7)  Commitments and Contingencies

There are various claims and lawsuits pending against the Company and certain of its subsidiaries. The Company is also subject to Federal, state and local environmental laws and regulations, and is currently participating in the investigation and remediation of numerous sites. In addition, the Company periodically entered into financial commitments in connection with business operations. It is not possible at this time for the Company to determine fully the effect of all litigation on its consolidated financial statements. However, the Company has recorded a liability where such litigation can be estimated and where an outcome is considered probable. The Company does not expect that any known lawsuits, environmental costs and commitments will have a material adverse effect on its financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's 1998 Form 10-K PART II, ITEM 7. -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" discussed management's assessment of the Company's financial condition, results of operations and other issues facing the Company. The following discussion and analysis by management focuses on those factors that had a material effect on the Company's financial condition and results of operations during the three months and nine months ended September 30, 1999 and 1998. It should be read in conjunction with the Company's consolidated financial statements and PART II,
ITEM 1 -- LEGAL PROCEEDINGS. Trends and contingencies of a material nature are discussed to the extent known and considered relevant.

                              RESULTS OF OPERATIONS

                  For the Three Months Ended September 30, 1999

Consolidated Results - Net earnings of $21.4 million or $0.52 per common share decreased $10.6 million ($0.24 per common share including the effect of the stock purchase) for the quarter. The decline reflects the negative effects that mild weather and the rate reduction that began in late July had on operations. The following discussion highlights significant items that affected the results of operations for the quarter ended September 30, 1999 versus 1998.

Operating revenues grew $20.2 million (6.3%) for the quarter to $340.6 million reflecting strong wholesale electric sales. See the electric and gas operations sections below for further discussions.

Total operating expenses grew $37.7 million (13.7%) to $310.3 million for the quarter. The cost of energy sold (which includes coal, nuclear fuel, gas and electricity purchased for resale) increased $41.1 million (29.4%) to $180.7 million, reflecting an 18.6% growth in wholesale electric volumes, a 5.1% increase in gas sales volumes, higher prices for elecricity purchased for resale and open market energy purchases used to supplement the Company's own energy production capability due to scheduled and unscheduled electric generation plant outages. Administrative costs increased $5.0 million (13.4%) to $42.1 million due to costs associated with the implementation of a new customer billing system and costs incurred to support the formation of a new holding company. In addition, depreciation expense grew $2.8 million period-over-period caused by continuing capital investments and a first quarter 1999 depreciation rate change. These cost increases were partially offset by lower taxes due to lower pre-tax income levels and lower energy production costs.

Operating income decreased $17.2 million (36.2%) to $30.3 million as margins for both the gas and electric businesses were hurt by weak market pricing, the electric rate reduction, mild weather conditions and excess electricity supply in the Company's key markets.

Other income and deductions, net of taxes, increased $4.0 million for the quarter to $8.5 million due to the recording of interest income from the Palo Verde Nuclear Generating Station ("PVNGS") Capital Trust and a mark-to-market gain on the corporate investment collar (see note 5 to Notes to Consolidated Financial Statements).

Electric Operations - Net earnings from electric operations of $25.3 million decreased $13.2 million (34.3%) for the quarter, reflecting weather conditions and the rate reduction. The following discussion highlights significant items that affected the results of operations of the electric business for the quarter ended September 30, 1999 versus 1998.

Operating revenues grew $19.1 million (6.8%) for the quarter to $299.8 million as a 18.6% improvement in wholesale electricity sales volume was only partially offset by the implementation of a new rate order in late July 1999 (which will lower rates by $37 million annually based on current customer base) and a 1.3% decline in retail megawatt hour ("MWh") sales for the quarter due to mild local weather conditions. The Company delivered wholesale (bulk) power of 3.61 million MWh of electricity this year compared to 3.04 million MWh delivered last year. Total electricity delivery was 5.51 million MWh compared to 4.97 MWh delivered last year, a 10.9% improvement.

Total operating expenses grew $35.2 million (15.1%) caused primarily by an increases in the cost of energy sold of $41.5 million as a result of volume-related increases in power purchased for resale at higher prices and higher administrative costs of $4.0 million due to Y2K compliance costs, holding company formation costs and new customer billing system installation costs. Depreciation and amortization expense increased $1.3 million for the quarter to $18.3 million due to additions to the plant base and the 1999 rate change.

Operating income taxes decreased $9.0 million (41.1%) to $12.9 million reflecting decreased electric gross margin (electric operating revenues less fuel and purchased power expense) of $22.4 million for the quarter. The margin decrease was attributable to increased purchased power expense (higher purchase costs and volume growth) and decreased retail sales due to mild weather conditions.

Gas Operations - Gas operations had a net loss of $2.8 million for the quarter compared with a net loss of $0.02 million a year ago. The following discussion highlights significant items that affected the results of operations of gas operations for the quarter ended September 30, 1999 versus 1998.

Operating revenues declined $1.1 million (2.7%) for the quarter to $38.2 million. This decline was driven by a 15.7% decline in the average rate charges per decatherm (due to weak gas prices). Price declines were partially offset by a 5.1% volume improvement, as residential and commercial business posted double digit growth and transportation volume growth of 21.1%.

Total operating expenses increased $2.2 million (6.1%) caused by increased gas costs of $0.9 million, higher administrative costs of $1.6 million largely due to the new customer billing system installation costs) and increased depreciation and amortization expense of $1.6 million.

Operating income decreased $3.3 million to a loss of $0.7 million due to depressed gas gross margin (gas operating revenues less gas purchased for resale) of $2.0 million and increased operating expenses discussed above.

Discontinued Operations - In August 1998, the Company adopted a plan to discontinue the natural gas trading operations of its Energy Services Business Unit and completely discontinue these operations on December 31, 1998. Losses from discontinued operations, net of taxes, for the three months ended September 30, 1998, were $2.7 million, or $0.07 per common share. These losses did not recur in 1999.

                  For the Nine Months Ended September 30, 1999

Consolidated Results - Net earnings of $66.2 million or $1.60 per common share decreased $1.7 million ($0.02 per common share including the effect of the second quarter stock purchase) for the period. The decline was driven by mild weather conditions that weakened market prices and the electric rate reduction implemented in late July. The following discussion highlights significant items that affected the results of operations for the nine months ended September 30, 1999 versus 1998.

Operating revenues grew $41.3 million (5.0%) for the nine months to $874.8 million. The growth in revenues was led by a 27.4% improvement in wholesale electric power sales volumes (8.25 million MWh in 1999 versus 6.47 million MWh in 1998) as the Company continued to expand its power trading operations. Retail sales volumes also improved slightly year-over-year. These volume improvements were partially offset by residential (down 1.4%) and commercial (down 0.9%) price decreases due to the rate reduction implemented in late July.

Total operating expenses grew $56.8 million (7.9%) to $780.2 million for the period. The cost of energy sold increased $51.3 million (14.8%) reflecting a 27.4% rise in wholesale electricity sales, a 1.5% increase in gas throughput and higher unit costs associated with electricity purchased for resale. Administrative expenses grew $13.4 million (13.5%) to $112.7 million due to the non-recurring effect of Year 2000 ("Y2K") costs, new billing system implementation costs and holding company formation costs. In addition, depreciation expense grew $7.2 million as a result of continued capital investment and higher 1999 depreciation rates. These increases were partially offset by lower taxes reflecting lower pre-tax income.

Operating income for the current period decreased $15.5 million (14.25%) to $94.6 million from a year ago, reflecting a 4.3% margin decline caused by weak market prices in the Company's wholesale power market, weak first quarter gas demand due to mild weather and higher administrative costs.

Other income and deductions, net of taxes, increased $8.7 million for the period to $20.9 million due to the recording of interest income from the PVNGS Capital Trust and a gain resulting from closing down of the coal mine reclamation activities.

Net interest charges increased $7.2 million for the period to $52.8 million as a result of the issuance of $435 million in senior unsecured notes in August 1998, partially offset by a decrease in short-term debt interest charges.

Discontinued Operations - In August 1998, the Company adopted a plan to discontinue the natural gas trading operations of its Energy Services Business Unit and completely discontinue these operations on December 31, 1998. Losses from discontinued operations, net of taxes, for the nine months ended September 30, 1998, were $8.7 million, or $0.21 per common share. These losses did not recur in 1999.

Cumulative Effect of a Change in Accounting Principle - Effective January 1, 1999, the Company adopted EITF Issue No. 98-10. The effect of the initial application of the new standard is reported as a cumulative effect of a change in accounting principle. As a result, the Company recorded additional earnings, net of taxes, of approximately $3.5 million, or $0.09 per common share, to recognize the gain on net open physical electricity purchase and sales commitments considered to be trading activities.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash Activity - Cash generated from operating activities of $149.4 million decreased $7.2 million (4.6%) from last year. The reduction in cash generation reflects an $18.7 million increase in customer accounts receivable caused by collection delays generated by implementation of a new customer billing system and higher overall sales volumes. In addition, 1999 earnings include a $3.5 million non-cash gain from implementation of new accounting methods. These cash uses were partially offset by cash generation from lower inventory levels and higher non-cash depreciation charges.

Cash used for investing activities was $20.7 million in 1999 compared to $302.6 million in 1998. This decreased spending reflects the absence of the 1998 purchases of $215.7 million in PVNGS lease obligation bonds, lower construction expenditures in 1999 of $28.9 million and the liquidation of insurance-based investments in the nuclear decommissioning trust of $26.6 million (see financing activities below for the payment of decommissioning debt of $26.6 million).

Cash used for financing activities was a use of $101.4 million in 1999 because of the repurchase of $31.6 million of senior unsecured notes, $26.6 million of loan repayments associated with nuclear decommissioning trust activities and $17.7 million stock repurchase by the Company. Cash from financing activities in 1998 included proceeds from the issuance of senior unsecured notes of $429.4 million and repayment of short-term borrowings of $211.8 million.

Capital Requirements - The projection for total capital requirements for 1999 is $176 million, which includes $145 million of utility construction expenditures. During the nine month period, the Company spent approximately $98.3 million for capital requirements and anticipates spending approximately $50.2 million over the remainder of 1999. The Company expects that these cash requirements will be met primarily through internally generated cash. However, to cover the difference in the amounts and timing of cash generation and cash requirements, the Company intends to utilize short-term borrowings under its liquidity arrangements. These estimates are under continuing review and subject to on-going adjustment based upon business needs and market conditions.

Stock Repurchase - In March 1999, the Company's board of directors approved a plan to repurchase up to 1,587,000 shares of the Company's outstanding common stock with maximum purchase price of $19.00 per share. The repurchase program was created to facilitate the Company's stock option program. As of September 30, 1999, the Company repurchased one million shares of its previously outstanding common stock at a cost of $17.7 million. The Company may from time-to-time repurchase additional common stock for various corporate purposes.

Financing and Liquidity - In 1999, the Company retired $31.6 million of its 7.1% senior unsecured notes through open market purchases, utilizing the funds from operations and the funds from temporary investments. On October 28, 1999, tax-exempt pollution control revenue bonds of $11.5 million with an interest rate of 6.60% were issued to partially reimburse the Company for expenditures associated with its share of a recently completed upgrade of the emission control system at San Juan Generating Station ("SJGS").
The Company does not have any additional long-term financing plans for the remainder of 1999.

As of September 30, 1999, the Company had $405.0 million of available liquidity arrangements, consisting of $300.0 million from an unsecured revolving credit facility, $80.0 million from an accounts receivable securitization and $25.0 million in local bank lines of credit. At September 30, 1999, the Company did not have any short-term borrowings and had $90.4 million in cash and temporary investments.

The Company's ability to finance its construction program at a reasonable cost is dependent largely upon its earnings, credit ratings, regulatory approvals and financial market conditions. In August 1999, two major credit rating agencies upgraded the Company's securities to investment grade following the electric rate order by the PRC, approving the rate case settlement. (See Item 5. Other Events - "Upgrades of the Company's Securities Ratings to Investment Grade" in the Current Report on Form 8-K dated September 2, 1999.)

                         OTHER ISSUES FACING THE COMPANY

Formation of Holding Company

The Electric Utility Industry Restructuring Act of 1999 (the "Restructuring Act") opens the state's electric power market to customer choice in 2001. The Restructuring Act requires that assets and activities subject to the PRC jurisdiction, primarily electric and gas distribution, and transmission assets and activities (collectively, the "regulated business"), be separated from other competitive business, primarily electric generation and service and certain other energy services (collectively, "the competitive businesses"). Such separation is required to be accomplished through the creation of at least two separate corporations. The Company has decided to accomplish the mandated separation by the formation of a holding company and the transfer of the regulated businesses to a newly-created, wholly owned subsidiary of such holding company, subject to various regulatory approvals. Corporate separation of the regulated business from the competitive businesses must be completed by January 1, 2001, although such date may be extended by up to one year by the PRC. Completion of corporate separation will require a number of regulatory approvals by, among others, the PRC and the Nuclear Regulatory Commission. Completion will also require shareholder approval and a number of other consents from creditors and lessors. Completion may also entail significant restructuring activities with respect to the Company's existing liquidity arrangements and the Company's publicly-held senior unsecured notes of which $403.4 million were outstanding as of September 30, 1999. Holders of the Company's senior unsecured notes, $135 million at 7.5% and $268.4 million at 7.1%, may be offered the opportunity to exchange their securities for similar senior unsecured notes of the newly created regulated business.

On September 30, 1999, the Board of Directors of the Company authorized management to commence the process of obtaining necessary regulatory and other approvals so that corporate separation could occur in advance of the statutory deadline of January 1, 2001 and in advance of approval of the balance of the Company's transition plan under the Restructuring Act. The Company anticipates filing its application with the PRC for necessary authorizations in the near future.

Regulated Business

The regulated business comprised approximately 47% of the Company's total assets and contributed approximately 41% of the Company's operating revenues and approximately 49% of the Company's income before interest charges in 1998.

Stranded Costs

The Restructuring Act recognizes that electric utilities should be permitted a reasonable opportunity to recover an appropriate amount of the costs incurred previously in providing electric service ("stranded costs"). Stranded costs include plant decommissioning costs, regulatory assets, lease and lease-related costs recognized under cost-of-service regulation. Utilities will be allowed to recover no less than 50% of such costs through a non-bypassable charge on all customer bills for five years after implementation of customer choice. The PRC could authorize a utility to recover up to 100% of its stranded costs if the PRC finds that recovery of more than 50%: (i) is in the public interest; (ii) is necessary to maintain the financial integrity of the public utility; (iii) is necessary to continue adequate and reliable service; and (iv) will not cause an increase in rates to residential or small business customers during the transition period. Utilities will also be allowed to recover in full any costs incurred in implementing full open access ("transition costs"). The transition costs will be recovered through 2007 by means of a separate wire charge. While recoverable stranded costs and transition costs will be collected as part of the regulated business, it is anticipated that such collections would be paid to the Company and be part of the revenues available to the competitive businesses subsequent to restructuring.

Competitive Businesses

The competitive businesses which would be retained by the Company include the Company's interests in generation facilities, including PVNGS, the Four Corners Power Plant ("Four Corners"), and SJGS, together with the pollution control facilities which have been financed with pollution control revenue bonds. Approximately $586 million in pollution control revenue bonds would remain as obligations of the generation subsidiary, as would certain other of the Company's long-term obligations. The competitive businesses would not be subject to regulation by the PRC. Under the Company's restructuring plan, the Company's bondholders will continue to hold obligations of the Company following restructuring. Since the Restructuring Act requires significant changes in the assets and businesses of the Company, the bondholders will be accepting the risks involved in those changes.

The Company will continue its competitive business following the restructuring, which will be subject to market conditions. Following the separation as required by the Restructuring Act, in support of its wholesale trading operations, the Company is targeting to double its generating capacity and triple its sales volume. Recently, the Company formed a non-regulated subsidiary, Avistar, Inc. ("Avistar") in August 1999, to achieve competitive business strategies. Avistar provides services in the areas of utility management for municipalities and other communities, remote metering and development of energy conservation and supply projects for federal government facilities. The Company does not anticipate an earnings contribution from Avistar over the next few years.

Financial Options

Funds generated from capitalizing the new regulated and competitive businesses and/or from potential stranded cost recovery may be used by the Company to retire or restructure currently outstanding debt obligations, to repurchase the Company's outstanding equity securities or to fund business expansion. In this regard, the Company announced a five-year strategy to invest up to $600 million to expand its power generation portfolio to support its asset-backed wholesale electricity sales operations and expand the geographic range of its generation operations into new markets. A significant portion of the Company's recent revenue and earnings growth has been generated from the Company's wholesale electricity trading operations. The expansion strategy is focused on developing opportunities to expand these operations.

Risk of Deregulation

Deregulation in the electric utility is likely to have a significant impact on the price for electric generation and recovery of the investment in electric generation assets. Such price pressures will likely put a strain on electric generation margins. In response to competition and the need to gain economies of scale, electricity producers will need to control costs to maintain margins, profitability and cash flow that will be adequate to support investments in new technology and infrastructure. As a result, the uncertainties surrounding deregulation and the Company's ability to be competitive in a deregulated environment could be significant business risks for the Company as deregulation and possible industry consolidation continue to evolve.

New Customer Billing System

As previously reported, the Company installed a new customer billing system in November 1998, for which the Company has had a significant number of implementation issues. (See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- OTHER ISSUES FACING THE COMPANY -- NEW CUSTOMER BILLING SYSTEM" in the quarterly report on Form 10-Q for the quarter ended June 30, 1999.)

On October 1, 1999, the Company and the PRC Staff entered into a stipulation that would allow the Company to bill an additional service charge to customers who were not billed the appropriate electric service charges and/or gas access fees. The one-time charge will be equal to or less than the amount that customers would have otherwise been billed had their bills not been delayed. On October 14, 1999, at the conclusion of a hearing, the hearing examiner announced that he would certify the stipulation to the PRC for approval and on October 20, 1999, the hearing examiner issued a certification of the stipulation. On November 2, 1999, the PRC approved the stipulation, concluding the investigation without imposing any civil penalty on the Company. Under the stipulated agreement, the Company is allowed to collect approximately $0.7 million in unbilled electric service charges and gas access fees in the November and December billing cycles.

Because of the implementation issues associated with the new billing system, the Company was estimating retail gas and electric revenues through July 1999. Beginning with the August financial reports, the Company was able to generate reports produced by the new billing system that reflect the actual revenues billed for all subsequent months. The Company now is in the process of fully reconciling previously estimated revenues to those actually billed to customers. The Company's financial, tax and regulatory reports have reflected these estimates. Management does not believe that the estimation on the subsequent reconciliation process will have a material adverse effect on the Company's results of operations or financial condition.

The Year 2000 ("Y2K") Issues

As previously reported, the Y2K issue is a consequence of computer programs ("IT Systems") written using two digits rather than four digits to define the applicable year. The Company adopted a plan to address the Y2K issue for internal systems and external dependencies. In June 1999, the Company reported, as required, to the North American Electric Reliability Council ("NERC") that it believes its mission critical systems used to produce and deliver electricity are Y2K ready, without any exceptions. On July 2, 1999, the Company announced that it believes its mission critical systems used to produce electricity and to deliver gas and electricity are Y2K ready. The Company's remaining non-mission critical systems had been scheduled to be Y2K ready by October 1, 1999, but not all of those systems met that deadline. Several systems have been delayed due to vendor delivery problems or remediation delays. The Company expects these non-mission critical systems to be Y2K ready by December 31, 1999. None of these systems have any direct impact on the production of electricity or the delivery of gas or electricity to customers. (See ITEM 2. -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- OTHER ISSUES FACING THE COMPANY -- THE YEAR 2000 ISSUE" in the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1999.)

The estimated status of each phase as of October 31, 1999, is set out below:

                                                      Estimated Status of
            Y2K Project Phases                            Completion*
            ------------------                        -------------------

     Awareness Phase                                         100%
     Inventory Phase                                         100%
     Assessment Phase                                        100%
     Planning and Scheduling Phase                           100%
     Repair Phase                                             99%
     Testing Phase                                            98%
     Re-Integration/Deployment Phase                          98%
     Company-Wide Testing Phase                               91%

        * The stated percentages represent the status of completion as of October 31, 1999, of all of the Company's IT Systems and
           Embedded Systems, including mission critical systems. For purposes of this presentation, "mission critical systems" include systems whose failures could cause an interruption in the supply of electricity or gas to the Company's customers, could interfere with the Company's ability to communicate with customers, or could interfere with the Company's cash flow.

The Company has a 10.2% undivided interest in PVNGS, with portions of its interest held under leases. Arizona Public Service Company ("APS"), the operating agent of PVNGS, notified the U. S. Nuclear Regulatory Commission ("NRC") on June 26, 1999 that PVNGS is Y2K ready.

Although the mission critical systems are Y2K ready, work will continue on the development and testing of the Company's contingency plans. Contingency plans for mission critical systems were completed on July 30, 1999. The Company participated in the successful September drills organized by the NERC and the Western Systems Coordinating Council, with valuable lessons being learned and changes to be implemented for future drills. Testing of the Company's contingency plans will continue into November and December 1999. The Company has completed the remediation and testing of its prior energy management system ("EMS") and it is now Y2K ready. In addition, the Company has completed the testing and installation of an upgraded EMS that is also Y2K ready. The Company has also developed and is testing a process to switch from the upgraded system to the prior system in case of a system failure.

The Company has spent approximately $12.2 million on non-PVNGS Y2K related activities during the first nine months of 1999, and approximately $17.5 million since project commencement. The Company's share of the PVNGS costs associated with the Y2K project is deemed to be immaterial.

The statements in this section are Y2K readiness disclosures pursuant to the Year 2000 Information and Readiness Disclosure Act.

Labor Union Negotiations

The Company and International Brotherhood of Electrical Workers ("IBEW") Local Union 611 will enter into negotiations for a successor agreement during the later part of the first quarter of 2000. The current collective bargaining agreement, which covers the 654 bargaining unit employees in the Company's regulated operations, expires on May 1, 2000. The Company's negotiating team is currently preparing for the upcoming negotiations. The outcome of future negotiations cannot be determined at this time.

Accounting Standards

EITF Issue 99-14, Recognition of Impairment Losses on Firmly Committed Executory
Contracts: The Emerging Issues Task Force ("EITF") has added an issue to its agenda to address impairment of leased assets. A significant portion of the Company's nuclear generating assets are held under operating leases. Based on the alternative accounting methods being explored by the EITF, the related financial impact of the future adoption of EITF Issue No. 99-14 could potentially be significant. However, a complete evaluation of the financial impact from the future adoption of EITF Issue No. 99-14 will be undeterminable until EITF deliberations are completed and stranded cost recovery issues are resolved.

Statement of Financial Accounting Standards ("SFAS") No. 137 -- Accounting for Derivative Instruments and Hedging Activities-- Deferral of the Effective Date of SFAS No. 133: SFAS No. 133 establishes accounting and reporting standards requiring every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement also requires that changes in the derivatives' fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company is in the process of reviewing and identifying all financial instruments currently existing in the Company in compliance with the provisions of SFAS No. 133. It is likely that the adoption of SFAS No. 133 will add volatility to the Company's operating results and/or asset and liability valuations. In June 1999, Financial Accounting Standards Board issued SFAS No. 137 to amend the effective date for the compliance of SFAS No. 133 to January 1, 2001.

Disclosure Regarding Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful, cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. Words such as "estimates," "expects," "anticipates," "plans," "believes," "projects," and similar expressions identify forward-looking statements. Accordingly, the Company hereby identifies the following important factors which could cause the Company's actual financial results to differ materially from any such results which might be projected, forecasted, estimated or budgeted by the Company in forward-looking statements: (i) adverse actions of utility regulatory commissions; (ii) utility industry restructuring; (iii) failure to recover stranded costs; (iv) the inability of the Company to successfully compete outside its traditional regulated market; (v) the success of the Company's expansion strategies; (vi) regional economic conditions, which could affect customer growth; (vii) adverse impacts resulting from environmental regulations;
(viii) loss of favorable fuel supply contracts; (ix) failure to obtain water rights and rights-of-way; (x) operational and environmental problems at generating stations; (xi) the cost of debt and equity capital; (xii) weather conditions; and (xiii) technical developments in the utility industry.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company uses derivative financial instruments in limited instances to manage risk as it relates to changes in natural gas and electric prices and adverse market changes for investments held by the Company's various trusts. The Company is exposed to credit losses in the event of non-performance or non-payment by counterparties. The Company uses a credit management process to assess and monitor the financial conditions of counterparties. The Company also uses, on a limited basis, certain derivative instruments for bulk power electricity trading purposes in order to take advantage of favorable price movements and market timing activities in the wholesale power markets. See Note 5 to Notes to Consolidated Financial Statements for the Company's market risk information.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

San Diego Gas Electric Company ("SDG&E") Complaints

As previously reported, SDG&E has filed four separate and similar complaints with the FERC, alleging that certain charges under the Company's 100 MW power sales agreement with SDG&E were unjust, unreasonable and unduly discriminatory. The Company filed responses to such complaints denying the allegations made by SDG&E, requesting they be dismissed. (See PART II, ITEM 7. -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- OTHER ISSUES FACING THE COMPANY -- NMPUC REGULATORY ISSUES -- SAN DIEGO GAS AND ELECTRIC COMPANY ("SDG&E") COMPLAINTS" in the Company's 1998 annual report on Form 10-K.)

On March 11, 1999, the FERC issued two separate orders regarding these complaints. One order, among other things, dismissed the first two complaints filed by SDG&E. In dismissing the first two complaints, the FERC stated that SDG&E had not presented sufficient evidence to warrant a hearing regarding the reasonableness of the contract rate. The order also ruled that an appropriate time frame for evaluating the reasonableness of the contract rate is over the life of the contract rather than a snapshot of the rate on a year-to-year basis as SDG&E alleged in the first two complaints. The second order established the refund period for the latest complaint, the fourth complaint, and consolidated it with the other remaining complaint and set a hearing.

Commencing July 19, 1999, a hearing was held on Phase I of the SDG&E complaint issues regarding whether SDG&E has the right to challenge the rates charged under the power sales agreement under the Federal Power Act ("FPA") Section 206 "just and reasonable standard", or whether SDG&E has waived this right and is limited to challenging the rates under the tougher Section 206 "public interest standard". On September 14, 1999, the Administrative Law Judge issued his initial decision (subject to review by FERC on exceptions or on its own motion), holding that the standard of review to be applied in Phase II of the proceeding is the "public interest" standard. The Phase II hearing regarding whether, and to what extent, the Company's power sale agreement rates are unlawful, excessive and/or contrary to the public interest is scheduled for June 2000.

The Company estimates that the potential refund amount, if the relief sought in the third and fourth complaints is granted, could be up to as much as $20.3 million plus accrued interest through the refund date. However, the precise nature of the claim has not yet been presented by SDG&E, and the final amount of the claim, based on the evidence, could turn out different from the claims presented in the complaints. The Company continues to firmly believe that the remaining two complaints are without merit and intends to vigorously defend its position. The Company cannot predict the ultimate outcome of this matter.

In addition, the Company currently estimates that the net revenue reduction resulting from the loss of SDG&E contract that expires in April 2001 will be approximately $20 million annually.

Kirtland Air Force Base ("KAFB") Contract

As previously reported, the Company was informed that the Department of Energy ("DOE") had entered into an intra-agency agreement with the Western Area Power Administration ("Western") on behalf of KAFB, one of the Company's largest retail electric customers, under the terms of which Western will competitively procure power for KAFB. In May 1999, the Company received a request for network transmission service from Western to facilitate the delivery of wholesale power to KAFB over the Company's transmission system. (See PART I, ITEM 2. --
"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- OTHER ISSUES FACING THE COMPANY -- Kirtland Air Force Base ("KAFB") Contract" in the quarterly report on Form 10-Q for the quarter ended March 31, 1999.)

The Company denied Western's request, by letter dated June 30, 1999, citing the fact that KAFB is and will continue to be a retail customer until the effective date KAFB can elect customer choice service under the provisions of the Restructuring Act of 1999 (the effective date for customer choice for KAFB is January 1, 2002, unless extended by the PRC). The Company also cited several provisions of Federal law that prohibit the provision of such service to Western. On October 4, 1999, Western filed a petition at the Federal Energy Regulatory Commission ("FERC") requesting the FERC to consider, on an expedited basis, ordering the Company to provide network transmission service to Western under the Company's Open Access Transmission Tariff on behalf of DOE and several other entities located on KAFB. The Company responded to the Western petition on October 25, 1999, and intends to litigate this matter vigorously. The net revenue reduction to the Company if DOE replaces the Company as the power supplier to KAFB is estimated to be approximately $7.0 million annually.

In a separate but related proceeding, the Company and the United States Executive Agencies on behalf of KAFB are involved in a PRC case regarding a dispute over the terms under which KAFB has taken retail service from the Company. Among the disputed issues in this case are the interpretation of language in a retail rate schedule pertaining to the continuation of service after expiration of the Company's electric service agreement for service to KAFB and an issue related to the proper scope of the case under the New Mexico Public Utility Act.

The Company is currently unable to predict the ultimate outcome of these matters.

New Royalty Claim

On September 23, 1999, a class action lawsuit, on behalf of natural gas producers, royalty owners and others, was filed in state district court in Stevens County, Kansas against the Company and its subsidiaries, Sunterra Gas Gathering Company and Sunterra Gas Processing Company (collectively called "Company"), as well as numerous other unrelated parties in the natural gas industry, alleging that gas producers have been underpaid royalties due to mismeasurement of gas on privately owned lands. The suit also purports to be brought on behalf of state taxing authorities, although no representative of that class is designated. The complaint alleges that the mismeasurement practices alleged breached contracts between plaintiffs and defendants, constituted negligent or intentional misrepresentation, conversion, negligence, breach of fiduciary duty and violations of Kansas statutory laws. The complaint also alleges a civil conspiracy among defendants to misrepresent and mislead plaintiffs. The complaint also alleges that the defendants fraudulently concealed the mismeasurement practices alleged in the complaint from plaintiffs and seeks to suspend the applicable statute of limitations in order to recover damages for the period from 1974 to the present.

The Company will vigorously defend against this lawsuit and, at this very preliminary stage, is unable to predict the ultimate outcome or the potential liability, if any.

City of Gallup ("Gallup") Complaint

As previously reported, in 1998, Gallup, Gallup Joint Utilities and the Pittsburg & Midway Coal Mining Co. ("Pitt-Midway") filed a joint complaint and petition ("Complaint") with the NMPUC (predecessor of the PRC). The Complaint sought an interim declaratory order stating, among other things, that Pitt-Midway is no longer an obligated customer of the Company, Gallup is entitled to serve Pitt-Midway and the Company must wheel power purchased by Gallup from other suppliers over the Company's transmission system. In September 1998, the NMPUC issued an order without conducting a hearing, granting the requests sought in the Complaint. The Company strongly disagreed with the NMPUC's decision and filed a motion with the New Mexico Supreme Court ("Supreme Court") in September 1998, requesting an emergency stay of the NMPUC order pending its appeal of the order. (See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- OTHER ISSUES FACING THE COMPANY -- NMPUC REGULATORY ISSUES -- City of Gallup ("Gallup") Complaint" in the 1998 Form 10-K.)

On August 16, 1999, oral arguments on the Company's appeal were heard, and on October 13, 1999, the Supreme Court issued an order, annulling and vacating the NMPUC final order on remand regarding the Gallup Complaint, stating that the NMPUC lacked the statutory authority to issue that order, because the New Mexico Public Utility Act did not authorize Gallup to seek a wheeling order from the NMPUC. The Company has filed testimony regarding certain aspects of its petition for declaratory order at the FERC, requesting a determination as to whether the Company's agreement with Gallup requires (i) the Company to deliver energy to Gallup at the Company's Yah-Ta-Hey station and (ii) the Company to wheel energy for Gallup. Hearings are scheduled in February 2000.

Nuclear Decommissioning Trust

As previously reported, in 1998, the Company and the trustee of the Company's master decommissioning trust filed a civil complaint and an amended complaint, respectively, against several companies and individuals for the under-performance of a corporate owned life insurance program. The program, which was approved by the NMPUC and set up in a trust in 1987, was used to fund a portion of the Company's nuclear decommissioning obligations for its 10.2% interest in PVNGS. In January 1999, the life insurance program was terminated, and the life insurance policies were surrendered by the trust in exchange for the cash surrender value of the policies. In the lawsuit, the Company asserted various tort, contract and equity theories against the defendants, seeking, among other things, an amount sufficient to compensate for the harm to the Company caused by the defendants' conduct. A defendant counterclaimed for indemnity based on its engagement contract with the Company, claiming that if it had injured the trustee, then the Company must pay the damages. The Company denied liability under the counterclaim and set forth numerous defenses. The case is proceeding in State District Court in Santa Fe County. The defendants' motions to dismiss were denied and the Company's motions to further amend the complaint to assert claims against two additional defendants, a law firm and an accounting firm, were granted. (See PART II, ITEM 1. -- "LEGAL PROCEEDINGS -- Nuclear Decommissioning Trust" in the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1999.)

On August 13, 1999, the Company appealed one of the trial court's decisions regarding pretrial discovery to the New Mexico Court of Appeals. While this decision is on appeal, all pretrial discovery is being stayed. The Company is currently unable to predict the ultimate outcome or amount of recovery, if any.

ITEM 5.  OTHER INFORMATION

Clean Air Act

As previously reported, the Clean Air Act Amendments of 1990 (the "Act") impose stringent limits on emissions of sulfur dioxide and nitrogen from fossil-fueled electric generating plants. The Act is intended to reduce air contamination from every sizable source of air pollution in the nation. The Act established the Grand Canyon Visibility Transport Commission ("Commission") and charged it with assessing adverse impacts on visibility at the Grand Canyon. The Commission broadened its scope to assess visibility impairment in mandatory Class I areas (parks and wilderness areas) located in the Colorado Plateau. The Commission submitted its findings and recommendations to the Environmental Protection Agency ("EPA") in June 1996. See PART I, ITEM 1. -- "BUSINESS -- ENVIRONMENTAL FACTORS" in the 1998 Form 10-K.

On July 1, 1999, the final regional haze regulations were published. The purpose of the regional haze regulations is to address regional haze visibility impairment in the 156 Class I areas in the nation. The final rule calls for all states to establish goals and emission reduction strategies for improving visibility in all of the Class I areas. The rule contains specific provisions to allow the western states to implement the Commission's recommendations within the framework of Section 309 of the rule.

Arizona Public Service Company ("APS"), as the operating agent of the Four Corners Power Plant ("Four Corners"), previously filed a petition for review alleging EPA improperly classified Four Corners Unit 4 with respect to nitrogen oxides emission limitations. In October 1999, EPA issued a direct final rule, which classified Four Corners Unit 4 as APS proposed. Depending on the comments filed by other parties, if any, the rules may be become final as soon as December 1999. APS does not currently expect this rule to have a material impact on the Four Corners operations.

In a related matter, in September 1999, the EPA proposed a Federal Implementation Plan ("FIP") to set air quality standards at certain power plants, including Four Corners. The comment period on this proposal ends in November 1999. The FIP is similar to current New Mexico regulation of Four Corners with minor modifications. APS does not currently expect the FIP to have a material impact on the Four Corners operations.

Certain Assets of Plains Electric Generation and Transmission Cooperative, Inc. ("Plains")

As previously reported, the Company and Tri-State Generation and Transmission Association, Inc. ("Tri-State") submitted a binding joint offer in 1998 for the acquisition of the assets of Plains, and Plains subsequently announced that it would be entering into exclusive negotiations with the Company and Tri-State regarding the joint proposal. Plains entered into a merger agreement with Tri-State, with Tri-State being the surviving entity. Tri-State would then, under the terms of an asset sale agreement with the Company, sell certain assets to the Company consisting primarily of transmission assets and the Plains headquarters building in Albuquerque. In addition, the Company agreed to become the power supplier of approximately 50 MW to one of Plains' member cooperatives. Plains, Tri-State and the Company have filed for regulatory approvals from the PRC and the Federal Energy Regulatory Commission. (See ITEM 2. --"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- ASSETS ACQUISTIONS" in the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1999.)

In the pending PRC case, a settlement stipulation was entered into among the Company, Tri-State, Plains and the PRC Staff to resolve the issues in the case, to permit the merger to take place and to allow Tri-State to sell the above-referenced assets to the Company. None of the other intervenors in the case objected to the settlement stipulation. The principal disputed issue had been the scope of the PRC's jurisdiction over Tri-State after the completion of the merger; Tri-State argued that the PRC should have very limited jurisdiction while the PRC Staff argued for substantially broader jurisdiction. The settlement stipulation effected a compromise in which there would be limited PRC rate regulation of Tri-State after the merger. A hearing on the stipulation was held commencing on November 2, 1999 before a PRC hearing examiner. The Company cannot predict the outcome of the case or when a decision will be issued by the PRC.

The Company and Tri-State entered into an asset sale agreement, dated September 9, 1999, pursuant to which Tri-State has agreed to sell the above-referenced assets to the Company. The purchase price to be paid by the Company is $13.2 million, subject to adjustment at the time of the closing of the purchase. The asset sale agreement contains standard covenants and conditions for this type of agreement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits:

   3.1* Restated Articles of Incorporation of the Company, as amended through May 10, 1985

   3.2* By-laws of Public Service Company of New Mexico With All Amendments to and including June 8, 1999

   10.44.2**  Second Restated and  Amended Non-Union Severance Pay Plan of
              Public Service Company of New Mexico dated August 1, 1999

   10.77 San Juan Project Participation Agreement dated as of October 27, 1999, among Public Service Company of New Mexico, Tucson Electric Power Company, The City of Farmington, New Mexico, M-S-R Public Power Agency, The Incorporated County of Los Alamos, New Mexico, Southern California Public Power Authority, City of Anaheim, Utah Associated Municipal Power Systems and Tri-State Generation and Transmission Association, Inc.

   10.78      Stipulation   in   the   matter   of   the    Commission's
              investigation of the rates for electric service of Public Service Company of New Mexico, Rate Case No. 2761, dated May 21, 1999

   10.78.1 Supplemental Stipulation in the matter of the Commission's investigation of the rates for electric service of Public Service Company of New Mexico, Rate Case No. 2761, dated May 27, 1999

   10.79      Asset  Sale  Agreement  between  Tri-State  Generation  and
              Transmission   Association,   Inc.,  a  Colorado  Cooperative
              Association and Public Service Company of New Mexico, a New Mexico Corporation, dated September 9, 1999

   15.0       Letter Re:  Unaudited Interim Financial Information

   27         Financial Data Schedule

     * The Company hereby incorporates the exhibits by reference pursuant to Exchange Act Rule 12b-32 and Regulation S-K, Section 10, paragraph (d).

    ** Designates each management contract or compensation plan or arrangement required to be identified pursuant to paragraph 3 of Item 14 (a) of Form 10-K.

b. Reports on Form 8-K:

       Report dated September 2, 1999 and filed September 2, 1999 relating to the electric rate case, upgrades of the Company's securities ratings to investment grade and disclosure regarding forward looking statements.

       Report dated September 16, 1999 and filed September 16, 1999 relating to the Company's third quarter earnings projection.

       Report dated October 7, 1999 and filed October 7, 1999 related to the Company's board of directors approve filing holding company plan.

       Report dated October 22, 1999 and filed October 22, 1999 relating to the Company's third quarter earnings.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PUBLIC SERVICE COMPANY OF NEW MEXICO
                                        -------------------------------------
                                                   (Registrant)


Date:  November 12, 1999                         /s/ John R. Loyack
                                        -------------------------------------
                                                    John R. Loyack
                                         Vice President, Corporate Controller
                                             and Chief Accounting Officer
                                             (Officer duly authorized to
                                                  sign this report)