Form 10-K
period 1999-12-31
PUBLIC SERVICE CO OF NEW MEXICO
filed 2000-03-09
CIK 81023

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

For the Fiscal Year Ended December 31, 1999     Commission File Number 1 - 6986

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

   The total number of shares of the Company's Common Stock outstanding as of January 31, 2000 was 40,161,299. On such date, the aggregate market value of the voting stock held by non-affiliates of the Company, as computed by reference to the New York Stock Exchange composite transaction closing price of $15 7/8 per share reported by the Wall Street Journal, was $637,560,622.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the following document are incorporated by reference into the indicated part of this report:

      Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the annual meeting of stockholders to be held on June 6, 2000 - PART III.

================================================================================

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----

GLOSSARY................................................................    iv

                                     PART I


ITEM  1. BUSINESS.......................................................     1
            THE COMPANY.................................................     1
            ELECTRIC OPERATIONS.........................................     1
                Service Area and Customers..............................     1
                Power Sales.............................................     2
                Sources of Power........................................     3
                Fuel and Water Supply...................................     5
            NATURAL GAS OPERATIONS......................................     8
                Service Area and Customers..............................     8
                Natural Gas Supply......................................     8
                Natural Gas Sales.......................................     9
             UNREGULATED OPERATIONS.....................................
            DEREGULATION AND FORMATION OF HOLDING COMPANY...............    11
            PROPOSED RULEMAKINGS RELATED TO DEREGULATION................    12
            COMPETITION UNDER DEREGULATION .............................    13
            RATES AND REGULATION........................................    14
                Electric Rates and Regulation...........................    14
                Federal Electric Initiatives............................    15
                Gas Rates and Regulation................................    16
            ENVIRONMENTAL FACTORS.......................................    17

ITEM  2. PROPERTIES.....................................................    21
              ELECTRIC..................................................    21
                  Fossil-Fueled Plants..................................    21
                  Nuclear Plant.........................................    22
                  Other Electric Properties.............................    27
              NATURAL GAS...............................................    27
              OTHER INFORMATION.........................................    28

ITEM  3. LEGAL PROCEEDINGS..............................................    28
              PVNGS WATER SUPPLY LITIGATION.............................    28
              SAN JUAN RIVER ADJUDICATION...............................    28
              OTHER PROCEEDINGS.........................................    29
                  Republic Savings Bank Litigation......................    29
                  Purported Navajo Environmental Regulation.............    29
                  Nuclear Decommissioning Trust.........................    30
                  Royalty Claims........................................    31
                  KAFB Contract.........................................    32
                  City of Gallup Complaint..............................    32

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............    33

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE COMPANY....................    34


                                     PART II

ITEM  5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND
                 RELATED STOCKHOLDER MATTERS............................    36

ITEM  6.   SELECTED FINANCIAL DATA......................................    37

ITEM  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS........................    38

ITEM  7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
             MARKET RISK ...............................................    62

ITEM  8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   F-1

ITEM  9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT................................................   E-1

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............   E-1

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
              ON FORM 8-K...............................................   E-1

SIGNATURES..............................................................  E-21

                                    GLOSSARY

Act...................................  The Clean Air Act - Amendments of 1990
Avistar...............................  Avistar, Inc., an unregulated subsidiary of Public Service  Company
                                          of New Mexico
AG....................................  New Mexico Attorney General
AMDAX.................................  AMDAX.com, an equity investee of Avistar
Anaheim...............................  City of Anaheim, California
APPA..................................  Arizona Power Pooling Association
APS...................................  Arizona Public Service Company
BHP...................................  BHP Minerals International, Inc.
BLM...................................  Bureau of Land Management
BTU...................................  British Thermal Unit
COA...................................  City of Albuquerque, New Mexico
Decatherm.............................  1,000,000 BTUs
DOE...................................  United States Department of Energy
EIP...................................  Eastern Interconnection Project
El Paso...............................  El Paso Electric Company
Energy................................  Manzano Energy Corporation, a proposed
                                          subsidiary   of  Manzano   that  will
                                          contain  unregulated  operations  and
                                          currently  Public Service  Company of
                                          New Mexico
EPA...................................  United States Environmental Protection
                                          Agency
EPNG..................................  El Paso Natural Gas Company
FERC..................................  Federal Energy Regulatory Commission
FASB..................................  Financial Accounting Standards Board
Farmington............................  City of Farmington, New Mexico
FERC..................................  Federal Energy Regulatory Commission
FIP...................................  Federal Implementation Plan
Four Corners..........................  Four Corners Power Plant
FPPCAC................................  Fuel and Purchased Power Cost
                                           Adjustment Clause
Gallup................................  City of Gallup, New Mexico
Gathering Company.....................  Sunterra Gas Gathering Company, a
                                          wholly-owned   subsidiary  of  Public
                                          Service Company of New Mexico
ISO...................................  Independent System Operator
KAFB..................................  Kirtland Air Force Base
Kv....................................  Kilovolt
KW....................................  Kilowatt
KWh...................................  Kilowatt Hour
Los Alamos............................  The County of Los Alamos, New Mexico
mcf...................................  Thousand cubic feet
Manzano...............................  Manzano Corporation, the proposed holding  company  of  Public  Service
                                          Company of New Mexico
Meadows...............................  Meadows Resources, Inc., a wholly-owned subsidiary of Public Service  Company
                                          of New Mexico

M-S-R.................................   M-S-R Public Power Agency, a California
                                           public power agency
MW....................................   Megawatt
MWh...................................   Megawatt Hour
NMED..................................   New Mexico Environment Department
NMPUC.................................   New Mexico Public Utility Commission
NRC...................................   United States Nuclear Regulatory
                                           Commission
OCD...................................   New Mexico Oil Conservation Division
PGAC..................................   PNMGS' Purchased Gas Adjustment Clause
PLP...................................   Cobisa-Person Limited Partnership
PNMGS.................................   Public Service Company of New Mexico
                                           Gas  Services,  a division  of Public
                                           Service Company of New Mexico
PPA...................................   Power Purchase Agreement
PRC...................................   New Mexico Public Regulation
                                           Commission, predecessor of the NMPUC
Processing Company....................   Sunterra Gas Processing Company,
                                           a  wholly-owned  subsidiary of Public
                                           Service Company of New Mexico
PVNGS.................................   Palo Verde Nuclear Generating Station
RCRA..................................   Resource Conservation and Recovery Act
RHC...................................   Republic Holding Company
RSB...................................   Republic Savings Bank
RTO...................................   Regional Transmission Organization
Reeves Station........................   Reeves Generating Station
Salt River Project....................   Salt River Project Agricultural
                                           Improvement and Power District
SCE...................................   Southern California Edison Company
SCPPA.................................   Southern California Public Power
                                           Authority
SDG&E.................................   San Diego Gas and Electric Company
SEC...................................   Securities and Exchange Commission
SJCC..................................   San Juan Coal Company
SJGS..................................   San Juan Generating Station
SPS...................................   Southwestern Public Service Company
TNP...................................   Texas-New Mexico Power Company
Throughput............................   Volumes of gas delivered, whether or
                                           not owned by PNMGS
Tri-State.............................   Tri-State Generation and Transmission
                                           Association, Inc.
Tucson................................   Tucson Electric Power Company
UAMPS.................................   Utah Associated Municipal Power Systems
USBR..................................   United States Bureau of Reclamation
USEC..................................   United States Enrichment Corporation
WGA...................................   Western Governors Association
WRAP..................................   Western Regional Air Partnership
Waste Act.............................   Nuclear Waste Policy Act of 1982, as
                                           amended in 1987
Western...............................   Western Area Power Administration
Williams..............................   Williams Gas Processing-Blanco, Inc.,
                                           a subsidiary  of the  Williams  Field
                                           Services   Group,   Inc.,  of  Tulsa,
                                           Oklahoma

                                     PART I

ITEM 1.  BUSINESS

                                   THE COMPANY

        Public Service Company of New Mexico (the "Company") was incorporated in the State of New Mexico in 1917 and has its principal offices at Alvarado Square, Albuquerque, New Mexico 87158 (telephone number 505-241-2700). The Company is a public utility primarily engaged in the generation, transmission, distribution and sale of electricity and in the transmission, distribution and sale of natural gas within the State of New Mexico. In addition, in pursuing new business opportunities, the Company is focusing on energy and utility related services under Avistar. Avistar also operates the City of Santa Fe's water system. (See PART II, ITEM 7. - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - OVERVIEW - Competitive Strategy".)

        The total population of the area served by one or more of the Company's utility services is estimated to be approximately 1.35 million, of which 52.2% live in the greater Albuquerque area.

        For the year ended December 31, 1999, the Company derived 78.8% of its operating revenues from electric operations, 20.4% from natural gas operations and 0.8% from unregulated operations.

        As of December 31, 1999, the Company employed 2,667 persons.

        Financial information relating to amounts of revenue, net income and total assets of the Company's reportable segments is contained in note 1 of the notes to consolidated financial statements.

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

        The Company provides retail electric service to a large area of north central New Mexico, including the cities of Albuquerque, Santa Fe, Rio Rancho, Las Vegas, Belen and Bernalillo. The Company also provides retail electric service to Deming in southwestern New Mexico and to Clayton in northeastern New Mexico. As of December 31, 1999, approximately 361,000 retail electric customers were served by the Company, the largest of which accounted for approximately 4.7% of the Company's total retail electric revenues for the year ended December 31, 1999.

        The Company holds long-term, non-exclusive franchise agreements for its electric retail operations, expiring between June 6, 2000, and November 2028. These franchise agreements provide the Company access to public rights-of-way for placement of the Company's electric facilities. The COA, City of Santa Fe, Town of Cochiti Lake, Bernalillo County, Luna County, Sandoval County and San Miguel County franchises have expired. Customers in the area covered by the expired franchises represent approximately 43.2 of the Company's 1999 total electric operating revenues, and no other franchise area represents more than 4.97%. The Company continues to collect and pay franchise fees to the COA, City of Santa Fe and the Town of Cochiti Lake. The Company currently does not pay franchise fees to Bernalillo County, Luna County, Sandoval County and San Miguel County. The Company remains obligated under state law to provide service to customers in the franchise area even in the absence of a franchise agreement.

Power Sales

        For the years 1995 through 1999, retail KWh sales have grown at a compound annual rate of approximately 3.1%. The Company's system and off-system sales (revenues and energy consumption) and system peak demands in summer and winter are shown in the following tables:

                                         ELECTRIC SALES BY MARKET
                                          (Thousands of dollars)

                                             1999       1998        1997        1996        1995
                                             ----       ----        ----        ----        ----

   Retail.................................  $522,523   $536,417    $519,504    $507,821    $485,568
   Firm-requirements wholesale............  $  7,046   $ 10,708    $ 10,690    $ 12,359    $ 20,282
   Other contracted off-system sales......  $226,773   $142,115    $118,876    $ 86,689    $ 43,158*
   Economy energy sales...................  $131,549   $122,156    $ 55,768    $ 22,281    $ 17,509*

      * Due to the provision for the loss associated with the M-S-R contingent power purchase contract recognized in 1992, revenues from other contracted off-system sales and economy energy sales were reduced by a total of $7.3 million in 1995.

                                              ELECTRIC SALES BY MARKET
                                                  (Megawatt hours)

                                           1999        1998        1997        1996        1995
                                           ----        ----        ----        ----        ----

Retail................................... 6,803,583   6,739,874   6,534,899   6,406,296   6,029,365
Firm-requirements wholesale..............   179,249     278,615     278,727     282,534     447,629
Other contracted off-system sales........ 6,196,499   4,033,931   3,790,081   2,928,321     594,367
Economy energy sales..................... 4,795,873   4,469,769   2,716,835   1,364,365   1,548,517


                                                SYSTEM PEAK DEMAND*
                                                     (Megawatts)

                                           1999         1998         1997        1996        1995
                                           ----         ----         ----        ----        ----

Summer..................................   1,291        1,313        1,209        1,217      1,247
Winter..................................   1,161        1,135        1,142        1,111      1,076

       *System peak demand relates to retail and firm-requirements wholesale customers only.

        The Company's wholesale power marketing area continues to increase its trading activities. During 1999 and 1998, the Company's sales in the off-system markets accounted for approximately 61.2% and 54.8%, respectively, of its total KWh sales and approximately 40.3% and 32.6%, respectively, of its total revenues from energy sales. Of the total off-system sales made in 1999, 78.0% were transacted through purchases for resale as compared to 67.0% in 1998. However, the Company continues to be committed to increasing its utilization of its major generation capacity at SJGS, Four Corners and PVNGS. Capacity factors for these generating stations were 80.0%, 71.1% and 93.2%, respectively, in 1999, as compared to 81.8%, 87.2% and 92.5%, respectively, in 1998. During 1999, the Company's major off-system sales contracts in effect were with SDG&E and APPA.

        The SDG&E contract requires SDG&E to purchase 100 MW from the Company through April 2001. SDG&E has filed four separate complaints with the FERC against the Company, alleging that certain charges under the 1985 power purchase agreement are unjust, unreasonable and unduly discriminatory. See PART II, ITEM
7. - "MANAGEMENT'S DISCUSSION AND ANAYLSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - OTHER ISSUES FACING THE COMPANY - SAN DIEGO GAS AND ELECTRIC ("SDG&E") COMPLAINTS".

        The APPA contract requires APPA to purchase varying amounts of power from the Company through May 2008 and allows APPA to make adjustments to the purchase amounts subject to certain notice provisions. APPA provided notice that it was invoking its option to reduce its power demand in 1999. This resulted in a peak demand in 1999 of 74 MW. APPA invoked the same option to reduce its peak demand in 2000 to 68 MW.

        The Company furnished firm-requirements wholesale power in New Mexico in 1999 to the City of Gallup. The Company is committed to provide service to the City of Gallup through April 2003. Average monthly demands under the City of Gallup contract for 1999 were approximately 27 MW. No firm-requirements wholesale customer accounted for more than 0.8% of the Company's total electric operating revenues for the year ended December 31, 1999.

Sources of Power

        As of December 31, 1999, the total net generation capacity of facilities owned or leased by the Company was 1,521 MW.

        In addition to generation capacity, the Company purchases power in the market. The Company has a power purchase contract with SPS which originally provided for the purchase of up to 200 MW, expiring in May 2011. The Company may reduce its purchases from SPS by 25 MW annually upon three years' notice. The Company provided such notice to reduce the purchase by 25 MW in 2000 and by an additional 25 MW in 2001. The Company has 70 MW of contingent capacity obtained from El Paso under a transmission capacity for generation capacity trade arrangement through 2004 and 39 MW in 2005. In addition, the Company is interconnected with various utilities for economy interchanges and mutual assistance in emergencies. The Company has been actively trading in the wholesale power market and has entered into and anticipates that it will continue to enter into power purchases to accommodate its trading activity.

        In 1996, the Company entered into a long-term PPA with PLP to purchase approximately 100 MW of unit contingent peaking capacity from a gas turbine generating unit for a period of 20 years, with an option to renew for an additional five years. In September 1997, the NMPUC approved the Company's and PLP's applications for the project. In December 1997, PLP also received FERC approval for "exempt wholesale generator" status with respect to the gas turbine generating unit. In March 1998, the Company and PLP executed amendments to the PPA and to the associated site lease and interconnection agreement, and executed a new water use lease. The PPA was amended to change the maximum capacity the Company was obligated to take to 132 MW and to change the commercial operation date from May 1999 to May 2000. The gas turbine generating unit will be constructed and operated by PLP and will be located on the Company's retired Person Generating Station site in Albuquerque, New Mexico. The site for the generating unit was chosen, in part, to provide needed benefits to the Company's constrained transmission system. Primary fuel for the gas turbine generating unit will be natural gas, which will be provided by the Company. In addition, the unit will have the capability to utilize low sulfur fuel oil in the event natural gas is not available.

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

        By order dated October 27, 1998, the NMPUC approved the Company's implementation of a rate rider to collect a 0.5 percent surcharge on all retail electric bills to pay for solar and other renewable resource projects. Under the NMPUC's order, one-half of the monies collected under the rider would have been used to purchase or acquire resources the Company had pursued through the solar RFP process, while the other half of the monies would have been used for other renewable resource projects.

        In November 1998, the NMPUC adopted a rule that established a "renewable energy development program" and required New Mexico utilities to collect voluntary contributions to a renewable energy fund from their customers. The stated purpose of the rule was to support research, development, demonstration and deployment of renewable energy resources. Funds collected by each utility were to be spent by it on projects approved by the PRC based upon the recommendations of a Renewable Energy Advisory Board appointed by the PRC. The Company requested the PRC to exempt it from the rule on the grounds that the rule is more than satisfied by the renewable resource program and 0.5 percent surcharge specifically approved for the Company by the NMPUC in October 1998. The Company's request is pending. On August 25, 1999, the PRC suspended the proposed rule and issued an Order requiring the PRC staff to pursue a proposed rulemaking proceeding for the purpose of amending or repealing the rule as currently promulgated in order to conform with the requirements of the Restructuring Act.

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

Fuel and Water Supply

        The percentages of the Company's generation of electricity (on the basis of KWh) fueled by coal, nuclear fuel and gas and oil, and the average costs to the Company of those fuels (in cents per million BTU), during the past five years were as follows:

                      Coal                 Nuclear              Gas and Oil
               --------------------  --------------------   --------------------
               Percent of   Average  Percent of   Average   Percent of   Average
               ----------   -------  ----------   -------   ----------   -------
  1995......      67.9       168.3      31.9       49.1         0.2       242.2
  1996......      68.9       159.3      30.4       49.7         0.7       238.2
  1997......      68.1       152.7      31.1       48.3         0.8       326.6
  1998......      68.2       155.3      30.8       46.5         1.0       324.6
  1999......      67.6       165.3      31.0       47.4         1.4       331.9

       The estimated generation mix for 2000 is 68.2% coal, 30.1% nuclear and 1.7% gas and oil. Due to locally available natural gas and oil supplies, the utilization of locally available coal deposits and the generally abundant supply of nuclear fuel, the Company believes that adequate sources of fuel are available for its generating stations.

Coal

        The coal requirements for the SJGS are being supplied by SJCC, a wholly-owned subsidiary of BHP, from certain Federal, state and private coal leases under a Coal Sales Agreement, pursuant to which SJCC will supply processed coal for operation of the SJGS until 2017. BHP guaranteed the obligations of SJCC under the agreement, which contemplates the delivery of approximately 94 million tons of coal during its remaining term. Such amount would supply substantially all the requirements of the SJGS through approximately 2017. The primary sources of coal for current operations are a mine adjacent to the SJGS and a mine located approximately 25 miles northeast of the SJGS in the La Plata area of northwestern New Mexico. The Coal Sales Agreement contemplated that additional coal resources would be required during the remaining term of the agreement. The Company is currently in discussions with SJCC regarding alternatives for coal resource selection. For other information related to coal requirements, see PART II, ITEM 7. - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - OTHER ISSUES FACING THE COMPANY - COAL FUEL SUPPLY".

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

Natural Gas

        The natural gas used as fuel for the Company's Albuquerque electric generating plant (Reeves Station) is delivered by PNMGS. (See "NATURAL GAS OPERATIONS".) In addition to rate changes under filed tariffs, the Company's cost of gas increases or decreases according to the average cost of the available gas supply.

Nuclear Fuel

        The fuel cycle for PVNGS is comprised  of the  following  stages:

        o The mining and milling of uranium ore to produce uranium concentrates,
        o The conversion of uranium concentrates to uranium hexafluoride,
        o The enrichment of uranium hexafluoride,
        o The fabrication of fuel assemblies,
        o The utilization of fuel assemblies in reactors and
        o The storage of spent fuel and the disposal thereof.

        The PVNGS participants have made contractual arrangements to obtain quantities of uranium concentrates anticipated to be sufficient to meet operational requirements through 2002. Existing contracts and options could be utilized to meet approximately 88% of requirements in 2003, 88% of requirements in 2004, 49% of requirements in 2005, and 16% of requirements from 2006 and beyond. Spot purchases on the uranium market will be made, as appropriate, in lieu of any uranium that might be obtained through contractual options.

        The PVNGS participants have contracted for uranium conversion services. Existing contracts and options could be utilized to meet approximately 70% of requirements in 2000, 75% of requirements in 2001 and 80% of requirements in 2002. The PVNGS participants have an enrichment services contract and an enriched uranium product contract that furnish enrichment services required for the operation of the three PVNGS units through 2015. In addition, existing contracts will provide fuel assembly fabrication services until at least 2003 for each PVNGS unit.

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

        In June 1996, the Navajo Nation requested that the USBR withhold renewal of the USBR Contract due to water shortages of the Navajo Indian Irrigation Project. Other tribes in the Four Corners area also voiced concern to the USBR about the renewal by the Company of the USBR Contract. Due to the tribal concerns expressed, the Company began four-way discussions with the Jicarilla Apache Tribe ("Jicarilla"), the Navajo Nation, and USBR in July 1999 to resolve any outstanding issues related to the Company's proposed renewal of the USBR Contract. Those discussions are ongoing but have resulted in the Company pursuing an alternative water supply to replace the USBR Contract when it expires in 2005.

        Currently, the Company is in discussions with Jicarilla for a twenty-seven year contract, beginning in 2006, for the full 16,200 AF of water from the Jicarilla supply in Navajo Reservoir ("Jicarilla Contract"). The Jicarilla Contract is proposed to be essentially equivalent to a renewed USBR Contract, the only material difference being that Jicarilla as opposed to USBR would be the contract supplier. Jicarilla has contract water in Navajo Reservoir pursuant to a water rights settlement approved by Congress in 1992 and judicial decree that was entered February 24, 1999. Unlike a renewed USBR Contract, the Company would not be required to seek Congressional approval of a Jicarilla Contract.

        Additionally, the Company is in discussion with the Navajo Nation to settle claims the tribe may assert in connection with any environmental approvals that may be required for a Jicarilla Contract. The Jicarilla Contract is considered a Federal action that will require National Environmental Policy Act compliance as well as a Section 7 consultation under the Endangered Species Act. At this time, although the Company cannot predict the outcome of these discussions, it does not believe that a settlement with the Navajo Nation will have a material impact on the Company or its operations.

        The Company is actively involved in the San Juan River Recovery Implementation Program ("Recovery Program") to mitigate any concerns with the taking of the USBR Contract or proposed Jicarilla Contract water supply from a river that contains endangered fish species and their critical habitat. In April of 1999, the Recovery Program voted to fund modifications to the Company's weir to accommodate fish travel in that area of the river. Funding is expected to be supplied by USBR. Design studies are ongoing and the project is expected to commence in 2001.

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

                             NATURAL GAS OPERATIONS

Service Area and Customers

        The Company's gas operating division, PNMGS, distributes natural gas to most of the major communities in New Mexico, including Albuquerque and Santa Fe, serving approximately 426,000 customers as of December 31, 1999. The Albuquerque metropolitan area accounts for approximately 51.7% of the total sales-service customers. PNMGS holds long-term, non-exclusive franchises with varying expiration dates in all incorporated communities requiring franchise agreements except for the COA, which expired on January 28, 1998. PNMGS' customer base includes both sales-service customers and transportation-service customers. Sales-service customers purchase natural gas and receive transportation and delivery services from PNMGS for which PNMGS receives both cost-of-gas and cost-of-service revenues. Cost-of-gas revenues collected from on-system sales-service customers are recovered in accordance with PRC rules and regulations and do not affect the net earnings of the Company. Additionally, PNMGS makes occasional gas sales to off-system customers. Off-system sales deliveries generally occur at interstate pipeline interconnects with PNMGS' system. Transportation-service customers, who procure gas independently of PNMGS and contract with PNMGS for transportation and related services, provide PNMGS with cost-of-service revenues only. Transportation services are provided to gas marketers, producers and end users for delivery to locations throughout the PNMGS distribution systems, as well as for delivery to interstate pipelines.
PNMGS provided gas transportation deliveries to approximately 1,244 gas marketers, producers and end users during 1999.

        For the twelve months ended December 31, 1999, PNMGS had throughput of approximately 92.3 million decatherms, including sales of 52.1 million decatherms to both sales-service customers and off-system customers. No single sales-service customer accounted for more than 4.2% of PNMGS' therm sales in 1999. During 1999, approximately 43.6% of the PNMGS' total gas throughput was related to transportation gas deliveries. PNMGS' transportation rates are unbundled, and transportation customers only pay for the service they receive. PNMGS' total operating revenues for the year ended December 31, 1999, were approximately $236.7 million. Cost-of-gas revenues, received from sales-service and off-system customers, accounted for approximately 47.7% of PNMGS' total operating revenues. Since a major portion of PNMGS' load is related to heating, levels of therm sales are affected by weather. Approximately 43.3% of PNMGS' total therm sales in 1999 occurred in the months of January, February, November and December.

Natural Gas Supply

        PNMGS obtains its supply of natural gas primarily from sources within New Mexico pursuant to contracts with producers and marketers. These contracts are generally sufficient to meet PNMGS' peak-day demand. PNMGS serves certain cities which depend on EPNG or Transwestern Pipeline Company for transportation of gas supplies. Because these cities are not directly connected to PNMGS transmission facilities, gas transported by these companies is the sole supply source for those cities. Such transportation is regulated by FERC. As a result of FERC Order 636, PNMGS' options for transporting gas to such cities and other portions of its distribution system have increased.

Natural Gas Sales

        The following table shows gas throughput by customer class*:

                                 GAS THROUGHPUT
                            (Millions of decatherms)

                           1999       1998        1997       1996       1995
                           ----       ----        ----       ----       ----

Residential..............  29.3        30.3       30.7       27.4        25.9
Commercial...............  10.1        10.4       10.6        9.3         8.9
Industrial...............   2.3         1.5        1.3        2.1         0.7
Public authorities.......   2.9         3.4        4.2        2.6         2.4
Irrigation...............   1.4         1.9        1.6        1.4         1.2
Sales for resale.........   1.2         1.2        1.2        0.8         1.3
Unbilled.................   3.8        (1.3)      (0.2)       1.4        (1.8)
Transportation**.........  40.2        36.4       34.0       47.1        69.8
Off-system sales.........   1.1         1.9        1.2        8.0         1.2
                           ----        ----       ----      -----       -----
                           92.3        85.7       84.6      100.1       109.6
                           ====        ====       ====      =====       =====


         The following table shows gas revenues by customer class*:

                                  GAS REVENUES
                             (Thousands of dollars)

                             1999      1998      1997       1996       1995
                             ----      ----      ----       ----       ----

Residential............... $148,968  $161,153  $187,563   $129,911   $125,290
Commercial................   36,528    42,680    50,502     33,022     32,328
Industrial................    8,550     4,887     4,536      5,179      1,873
Public authorities........    9,782    12,610    17,577      8,018      7,939
Irrigation................    4,229     5,780     5,041      3,252      3,077
Sales for resale..........    2,530     3,596     4,465      2,106      3,114
Unbilled..................    4,107      (955)   (2,172)     2,678     (2,430)
Transportation**..........   12,390    13,464    14,172     17,215     22,172
Liquids...................    1,867     1,463     4,451      7,608     13,414
Processing fees...........        -         -         -          -      5,180
Off-system sales..........    2,357     3,816     1,926     14,352      1,927
Other.....................    5,403     7,481     6,708      3,960      4,101
                           --------  --------  --------   --------   --------
                           $236,711  $255,975  $294,769   $227,301   $217,985
                           ========  ========  ========   ========   ========


* On June 30, 1995, the Company sold substantially all of the gas gathering and processing assets of the Company and its gas subsidiaries. The above information reflects the revenues and throughput of the gathering company and processing company through this date.
**  Customer-owned gas.

                             UNREGULATED OPERATIONS

        The Company, through its wholly-owned subsidiary Avistar, has initiated several unregulated service and information business lines to serve energy intensive customers. The Avistar business lines consist of Energy Partners, Pathways Integration and Phaser Advanced Metering Services. Energy Partners provides energy management solutions that assist customers in implementing cost effective procurement, distribution and consumption of energy. Pathways Integration is seeking opportunities in infrastructure and energy management with a specific focus on the municipal and Native American markets. Avistar currently has a contract with the City of Santa Fe to operate the Santa Fe water system through mid-2001. Phaser Advanced Metering Services provides electric meter installation, testing service and consulting expertise to energy service providers as well as commercial and industrial customers. On August 4, 1998, the Company adopted a plan to discontinue the natural gas trading operations of its Energy Marketing business segment of the Energy Services Business Unit. (See
PART II, ITEM 7. - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - RESULTS OF OPERATIONS - Discontinued Operations".)

        In June 1999, the NMPUC issued a final order approving the Company's request to form and invest in a wholly-owned subsidiary, Avistar. Under the final order, the Company is permitted to invest a maximum of $50 million in the subsidiary, subject to the availability of the Company's retained earnings and to enter into reciprocal loan agreement for up to $30 million. While the terminology of "available unappropriated retained earnings" quoted in the order is subject to interpretation, the Company believes it currently has sufficient retained earnings to make the investments.

         Avistar commenced operations starting on August 11, 1999. The business lines now contained in Avistar were operated in the Energy Services Business Unit of the Company prior to the formation and funding of Avistar. Since its inception, Avistar has entered into an exclusive license arrangement with Sandia Corporation in October 1999, to modify and market a reliability and predictive maintenance software suite. The Company anticipates marketing this product to utilities, manufacturers and a variety of other industry segments concerned about optimizing operational performance.

        Avistar has also acquired approximately 25% ownership interest in AMDAX.com, a developer of an internet-based energy exchange, by agreement dated January 24, 2000. AMDAX has developed a proprietary, auction platform designed to efficiently bring together electricity buyers and sellers in the deregulated natural gas and electricity markets. Avistar has also entered into an agreement with AMDAX to provide metering, regulatory and information systems support to AMDAX.

                  DEREGULATION AND FORMATION OF HOLDING COMPANY

        Introduction of competitive market forces and restructuring of the electric utility industry in New Mexico continue to be key issues facing the Company. The Electric Utility Industry Restructuring Act of 1999 (the "Restructuring Act"), was enacted into law on April 8, 1999, opening the state's electric power market to customer choice beginning in 2001. The law gives schools, residential and small business customers the opportunity to choose among competing power suppliers beginning in January 2001. Competition will be expanded to include all customers starting in January 2002. The PRC, however, can extend these dates by up to one year if necessary. Rural electric cooperatives and municipal electric systems have the option not to participate in the competitive market.

        Residential and small business customers who do not select a power supplier in the open market can buy their electricity through their local utility through a "standard offer" whereby the local distribution utility will purchase power supplies through a competitive process approved by the PRC. The local distribution utility system and related services such as billing and metering will continue to be regulated by the PRC, while the interstate transmission system will remain subject to Federal regulation.

        The law does not require  utilities to divest their  generating  plants,
but  requires  unregulated   activities  to  be  separated  from  the  regulated
activities through creation of at least two separate corporations.

        The Company is required to file a transition plan with the PRC by June 1, 2000. The transition plan must include proposals for: (i) implementing customer choice and open access to the Company's transmission and distribution system; (ii) separating regulated and non-regulated business activities; (iii) recommended rates for distribution, transmission and related services; (iv) competitive procurement process for standard offer; and (v) the recovery of stranded costs and transition costs. The Company plans to reorganize its operations by forming a holding company structure as a means of achieving the corporate and asset separation required by the Restructuring Act. The holding company, which was incorporated in March 2000, as a minimally capitalized wholly-owned subsidiary, has been named Manzano Corporation.

        Under the Company's restructuring plan, all of the outstanding shares of the Company's common stock will be exchanged on a share-for-share basis for shares of Manzano common stock. Thus, when the share exchange is completed, each shareholder of the Company's common stock immediately prior to the share exchange will own the same number of shares (and percentage) of Manzano common stock. Likewise, Manzano will own all of the outstanding shares of the Company's common stock. If the share exchange is implemented, shareholders will not be required to surrender their existing stock certificates for stock certificates of Manzano.

        If the shareholders approve the agreement and plan of share exchange, and if the applicable regulatory approvals are obtained and other conditions are satisfied, the share exchange will become effective upon the filing of the Articles of Exchange relating to the share exchange with the Corporations Bureau of the PRC. The share exchange proposal requires the affirmative vote of the holders of two-thirds of the shares of the Company's common stock entitled to vote at the annual meeting.

        If the Company receives all necessary regulatory and other approvals, pursuant to the Restructuring Act, all of the Company's electric and gas distribution and transmission assets and related liabilities will be transferred to a newly created subsidiary after completion of the share exchange. After this asset transfer, this subsidiary will acquire the name "Public Service Company of New Mexico" (for purposes of this discussion, the subsidiary will be referred to as "UtilityCo") and the corporation formerly named Public Service Company of New Mexico will be renamed Manzano Energy Corporation. Energy will continue to own the Company's existing electric generation and unregulated, competitive assets after completion of the transfer of the regulated business to the newly created utility subsidiary. Shareholder approval is not required for the asset and liability transfer to UtilityCo, which will occur after the completion of the share exchange if the Company receives all necessary approvals. UtilityCo and Energy will be wholly-owned subsidiaries of Manzano.

        The share exchange itself will not result in any change in the outstanding indebtedness of the Company. In addition, the Company's preferred stock will remain an equity security of Energy after the share exchange unless an exchange offer for the preferred stock is made by UtilityCo and accepted by all the holders or the preferred stock is redeemed by the Company.

        The Company is filing its transition plan with the PRC pursuant to the Restructuring Act in three parts. In November 1999, the Company filed the first two parts of the transition plan with the PRC. Part one requested approval by February 1, 2000 to create Manzano and UtilityCo as wholly-owned shell subsidiaries of the Company. In response to this request, the Company received an order from the PRC on February 15, 2000 authorizing it to form Manzano and UtilityCo as wholly-owned shell subsidiaries of the Company. Part two of the transition plan requested, by June 1, 2000, all PRC approvals necessary for the Company to implement the formation of the holding company structure and the share exchange and its separation plan pursuant to the Restructuring Act. However, the part two hearing was scheduled for May 15, 2000 which will make a June 1, 2000 approval unlikely. Therefore, the Company has assumed a July 1, 2000 approval date with an August 1, 2000 separation date. PRC staff filed a motion in February 2000 to delay the May 15, 2000 hearing date. The Company filed a motion in opposition in February 2000. As discussed, this separation plan involves the transfer of the regulated business of the Company (generally, electric and gas distribution and transmission assets) to UtilityCo so Energy will maintain ownership of the competitive, deregulated businesses (generally, generation and related assets). This transfer is expected to take place after the consummation of the share exchange assuming the receipt of all necessary regulatory and other approvals. Part three of the Company's transition plan will address transition costs, stranded costs, UtilityCo's cost of service, standard offer service and other issues required to be considered under the Restructuring Act.

        The Company expects to file a Form S-4 Registration Statement for the share exchange discussed above with the Securities and Exchange Commission subsequent to the filing of this Form 10-K. The Form S-4 will provide additional detail on the proposed share exchange.

                  PROPOSED RULEMAKINGS RELATED TO DEREGULATION

Code of Conduct

       On August 17, 1999, the PRC issued a notice of proposed rulemaking seeking comments on a Code of Conduct rule. The stated purpose of the proposed Code of Conduct rule is to establish procedures governing public utilities and the relationship and interactions between a public utility and an affiliate that has been licensed by the Commission to provide retail competitive power supply and energy related services as required by the Restructuring Act. The PRC has not finalized its proposed rule.

Standard Offer Service Rule

        On August 17, 1999 the PRC issued a notice of proposed rulemaking seeking comments on a Standard Offer Service rule. The stated purpose of the proposed Standard Offer Service rule is to establish procedures governing utilities regarding the terms and conditions for acquisition and service by a public utility of generation service for standard offer service as required by the Restructuring Act (see PART II. - ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS - OVERVIEW - Restructuring the Electric Industry"). Numerous parties, including the Company, submitted comments on the proposed rule. Hearings were held on November 17, 1999. On January 18, 2000, PRC Staff filed its proposed final Standard Offer Service rule. The PRC has not yet issued the final Standard Offer Service rule.

Customer Protection Rule

        On September 21, 1999 the PRC issued a notice of proposed rulemaking seeking comments on a Customer Protection rule. The stated purpose of the proposed Customer Protection rule is to carry out the requirements of the Restructuring Act to protect New Mexico electric service customers by providing for: 1) customer change of competitive power suppliers and authorization of service; 2) fair and reasonable marketing, sales, and billing practices, including truthful advertising and disclosure practices; and 3) an expeditious procedure for resolving disputes between customers and competitive power suppliers regarding compliance with this rule. Numerous parties, including the Company submitted comments on the proposed rule. Hearings were held on January 11, 2000. On January 18, 2000, PRC Staff filed its proposed final customer protection rule. Additional hearings will be held on March 22, 2000. The PRC has not yet issued the final Customer Protection rule.

                         COMPETITION UNDER DEREGULATION

        Under current law, the Company is not in any direct retail competition with any other regulated electric and gas utility. Nevertheless, the Company is subject to varying degrees of competition in certain territories adjacent to or within areas it serves that are also currently served by other utilities in its region as well as cooperatives, municipalities, electric districts and similar types of government organizations.

        The Restructuring Act in New Mexico, which was enacted into law on April 8, 1999, opened the state's electric power market to customer choice for certain customers beginning in 2001 and the balance of customers in 2002. These dates can be extended by one year under the law. As a result, the Company may face competition from companies with greater financial and other resources. There can be no assurance that the Company will not face competition in the future that would adversely affect its results.

        It is the current intention to have the Company's competitive subsidiaries, including Avistar, engage primarily in energy-related businesses that will not be regulated by state or Federal agencies that currently regulate public utilities (other than the FERC and NRC). These competitive businesses, including the generation business, will encounter competition and other factors not previously experienced by the Company, and may have different, and perhaps greater, investment risks than those involved in the regulated business. Specifically, the passage of the Restructuring Act and deregulation in the electric utility industry generally are likely to have a significant impact on the price and margins for electric generation and thus, the recovery of the investment in electric generation assets. In response to competition and the need to gain economies of scale, electricity producers will need to control costs to maintain margins, profitability and cash flow that will be adequate to support investments in new technology and infrastructure. The Company's current business plan includes a 300% increase in sales and a doubling of its generating capacity through the construction or acquisition of additional power generation assets in its surrounding region of operations. Such growth will be dependent upon the Company's ability to generate $400 to $600 million to fund the Company's expansion. There can be no assurance that these competitive businesses, particularly the generation business, will be successful or, if unsuccessful, that they will not have a direct or indirect adverse effect on the Company.

        The Company's ability to obtain funds to invest in its competitive businesses depends upon recovery of stranded costs, borrowings and other financings, and any issuances of common or preferred stock.

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

Electric Rates and Regulation

Electric Rate Case

        In November 1998, the NMPUC issued a final order in the Company's electric rate case, requiring the Company to reduce rates in 1999 by $60.2 million, by $25.6 million in 2000 and by an additional $25.6 million in 2001. The rate reduction order reflected, among other things, the revaluation of the Company's generation resources based on a so-called "market-based price" and the finding by the NMPUC that recovery of stranded costs is illegal. In December 1998, the Company appealed the rate case order to the New Mexico Supreme Court ("Supreme Court").

        On March 15, 1999, the Supreme Court issued a ruling, vacating the NMPUC order on the Company's electric rate case and remanding the case to the PRC, the successor of the NMPUC, for further proceedings.

        On August 25, 1999, the PRC issued an order approving a settlement. The PRC ordered the Company to reduce its electric rates by $34.0 million retroactive to July 30, 1999. In addition, the order includes a rate freeze until retail electric competition is fully implemented in New Mexico or until January 1, 2003. The settlement will reduce annual revenues by an estimated $37.0 million based on expected customer growth and will reduce electric distribution operating revenues in the year 2000 by approximately $20 million.

        As part of the settlement, the Company agreed that certain language changes to the tariff KAFB currently takes service under be set for a separate hearing before the PRC. Hearings on this issue have not yet been scheduled. KAFB has not renewed its power service contract with the Company that expired in December 1999 (see ITEM 3. - "LEGAL PROCEEDINGS - OTHER PROCEEDINGS - Kirtland Air Force Base ("KAFB") Contract").

Net Metering Rule

        In September 1998, the NMPUC issued a notice of proposed rulemaking seeking comments on a Net Metering rule. "Net metering" refers to the measurement of the difference between the electricity that is supplied by a utility and the electricity that is generated by a customer's generator and fed back into the utility's system. The stated purpose of the proposed net metering rule was to actively promote the use of small-scale, customer-owned and other renewable energy resources, distributed generation and alternative technology energy resources and facilities. Comments on the proposed rule were submitted by numerous parties, including the Company. After additional comments were filed and a hearing held on April 19, 1999 the PRC promulgated the Net Metering rule by final order dated September 7, 1999. The Net Metering rule is (1) limited to facilities less than 10 kW; (2) applicable only to qualifying facilities; and
(3) provides for interconnection of customer-owned generation by qualifying facilities with only a single bi-directional meter with no payment for excess generation or demand credits.

Federal Electric Initiatives

        Beginning with the passage of the Public Utility Regulatory Policies Act of 1978 and, subsequently, the Energy Policy Act, there has been a significant increase in the level of competition in the market for the generation and sale of electricity. The Energy Policy Act reduced barriers to market entry for companies wishing to build, own and operate electric generating facilities, and it also promoted competition by authorizing the FERC to require transmission service for wholesale power transactions. In this regard, in 1996, the FERC issued Order 888. Among other things, Order 888 required electric utilities controlling transmission facilities to file open access transmission tariffs that would make the utility transmission systems available to wholesale sellers and buyers of electric energy on a non-discriminatory basis.

        Order 888 encouraged utilities to investigate the formation of independent system operators, or ISOs, to operate transmission assets and provided criteria under which the formation, operation and governance of ISOs would be reviewed. On December 20, 1999, the FERC issued its Order 2000 on RTOs. In this order, the FERC established timelines for transmission owning entities to join an RTO and defined the minimum characteristics and functions that an RTO must satisfy.

        In January 1998, the Company entered into a development agreement with other transmission service providers and users to form an ISO in the southwest. The development agreement called for the development of the ISO to be separated into two phases. The first phase defined the operating, pricing, planning and legal parameters of the ISO. The second phase, still underway, was to develop the by-laws, articles of incorporation and various tariffs and agreements required.

        Desert STAR, Inc. was incorporated as a non-profit organization in the State of Arizona on September 21, 1999. Desert STAR, Inc. is being developed to satisfy the FERC functions and characteristics for an approved RTO. The functions of Desert STAR RTO are envisioned to include the following: (1) tariff administration and design; (2) congestion management; (3) parallel flow internalization; (4) ancillary services; (5) OASIS management and total transmission capability and available transmission capability estimation; (6) market monitoring; (7) planning and expansion; and (8) inter-regional coordination.

        The Company is currently unable to predict the ultimate timing of the formation or the ultimate outcome of the proposed Desert STAR RTO.

Gas Rates and Regulation

The 1995 Gas Rate Case Appeal

        In 1995, the Company filed a request for a $13.3 million increase in its retail natural gas sales and transportation rates. On February 13, 1997, the NMPUC issued a final order in the gas rate case, ordering a rate decrease of approximately $6.9 million. The Company filed an appeal to the Supreme Court from the NMPUC's final order. The Company is awaiting a decision by the Supreme Court, but is unable to predict the timing or the ultimate outcome. While the appeal is pending, the NMPUC's final order remains in effect.

The 1997 Gas Rate Case

        In October 1997, the Company filed a gas rate case in compliance with a NMPUC order. In April 1998, an uncontested stipulation settling the 1997 gas rate case was filed with the NMPUC. After a hearing on the stipulation held in May 1998, the NMPUC issued a final order in August 1998, accepting the stipulation with certain modifications. The order approved a program under which customers could choose between two cost of service rate options (either a $9.00 monthly fee with a higher volumetric cost of service charge or a $14.56 monthly fee with a lower volumetric cost of service charge). This option program became effective with the December 1998 billing cycle. Subsequent to the NMPUC's denial of the AG's request for rehearing, the AG appealed the order to the Supreme Court in October 1998. However, the AG did not request a stay and therefore the NMPUC's order remains in effect while the appeal is pending.

PGAC Continuation Filing

        The Company's retail gas rate tariffs contain a PGAC that provides timely recovery for the cost of gas purchased for resale to its sales-service customers. In a NMPUC order issued November 1997, the Company was required to file its next PGAC continuation filing no later than November 23, 1999. In November 1999, the Company requested a variance to the filing requirement, which was granted by the PRC that deferred the filing until the issuance of a final order in either of two related cases concerning an investigation into the Company's gas hedging practices (see "Gas Hedging Investigation" below) and a notice of proposed rulemaking issued by the PRC that would rewrite the PGAC rule (see "PRC PGAC Rule Rewrite" below).

Gas Hedging Investigation

        In response to a July 1999 request from the PRC staff, the Company provided information that included the costs for both financial and physical hedges and physical transactions entered into for the winter of 1998-1999 to levelize gas costs and protect against price spikes. The total cost was $7.6 million; about 7.5% of total annual purchased gas costs. The PRC staff and the AG filed a petition in May 1999, requesting a review of the Company's gas hedging program and that the PRC consider whether specific guidelines should be established. On August 13, 1999, the Company, staff and the AG jointly filed a proposal as to the scope for the proceeding and suggested that the Company file a white paper on its hedging practices. The hearing examiner adopted this proposal and on October 16, 1999, the Company filed a report on the history of the PRC's actions, the results of the Company's hedging activities, and a review of industry hedging practices. The heart of the case centers on an order from the former NMPUC, in the 1997 PGAC prudence case, in which the Company was ordered to engage in gas hedging in an effort to levelize and/or stabilize gas prices without detailing guidelines under which to do so. The current case appears to be heading in the direction of allowing the Company to hedge without ordering it to do so and providing general guidelines. A two-day workshop was held in early February 2000, and a hearing date is scheduled for March 27, 2000.

PRC PGAC Rule Rewrite

       Throughout 1999 and continuing through the present, the Company has worked in a cooperative effort with the Commission staff, the AG, Zia Natural Gas and Raton Natural Gas to develop a proposed revision to the PRC PGAC rule. A joint filing was made proposing a new PGAC rule on September 30, 1999. The AG declined to sign the filing and filed an opposition to the petition for rulemaking due to the group's removal of the phrase "lowest reasonable cost" from the proposed PGAC rule. On October 19, 1999, the Commission issued a notice of proposed rulemaking to address the issue of rewriting the PRC's PGAC rule. Following a pre-hearing conference, the PRC issued a notice of further rulemaking in mid November 1999, that directed the parties to file comments in the case and to comment on the AG's filed opposition. The Company, Staff and Zia filed comments in support of the proposed rule with minor wording changes to the proposed rule and general comments regarding the AG's filed opposition in December 1999. All parties, including the AG, are in agreement to include the phrase "lowest reasonable cost" in the proposed rule so long as that phrase is adequately defined, providing clear direction to the gas utilities in their gas cost recovery efforts. Should this rule be adopted as proposed, the requirement that gas utilities make a biannual PGAC continuation filing would be replaced with a more timely and informative annual supply and demand forecast, planning, true-up reporting process, and a simplified PGAC continuation filing every four years. A hearing was held February 1, 2000 on this rulemaking. A workshop to discuss minor proposed rule revisions has been scheduled for March 27, 2000.

                              ENVIRONMENTAL MATTERS

        The Company, in common with other electric and gas utilities, is subject to stringent laws and regulations for protection of the environment by local, state, Federal and tribal authorities. In addition, PVNGS is subject to the jurisdiction of the NRC, which has authority to issue permits and licenses and to regulate nuclear facilities in order to protect the health and safety of the public from radioactive hazards and to conduct environmental reviews pursuant to the National Environmental Policy Act. Liabilities under these laws and regulations can be material and, in some instances, may be imposed without regard to fault, or may be imposed for past acts, even though such acts may have been lawful at the time they occurred.

The Clean Air Act

        The 1990 amendments to the Clean Air Act established the acid rain program which addresses SO2 and NOx emissions from fossil-fired power plants. All of the Company's power plants that are subject to the acid rain rules are Phase II units. Phase II of the acid rain program became effective on January 1, 2000.

        Due to the existing air pollution control equipment on the coal-fired SJGS and Four Corners, the Company will not be faced with any material capital expenditures in order to comply with the acid rain provisions for sulfur dioxide and nitrogen dioxide. Under Title V of the Act, the Company is required to obtain operating permits for its coal- and gas-fired generating units and to pay annual fees associated with the operating permit program. The New Mexico operating permit program was approved by the EPA in November 1994. The Company received operating permits for SJGS and Reeves Station in August 1998 and March 1998, respectively.

        On July 1, 1999, the EPA published the final regional haze regulations. The purpose of the regional haze regulations is to address regional haze visibility impairment in the 156 Class 1 areas in the nation. The final rule calls for all states to establish goals and emission reduction strategies for improving visibility in all the Class 1 areas. The rule contains specific provisions (section 309 of the rule) to allow the western states to implement the Grand Canyon Visibility Transport Commission's recommendations within the framework of the rule. The western states are not obligated to select section 309 of the rule; they may, instead, decide to use section 308 of the rule. The Company cannot predict at this time what the impact of the implementation of the regional haze rule (either section 308 or 309) will be on the Company's coal-fired power plant operations. Potentially, additional SO2 emission reductions could be required in the 2013-2018 timeframe. The nature and cost of the impacts of these requirements cannot be determined at this time. However, the Company does not anticipate any material adverse impact on the Company's financial condition or results of operations.

        In July 1997, the EPA issued its final rules revising the National Ambient Air Quality Standards for ozone and particulate matter. In May 1999, the U.S. Court of Appeals for the D.C. Circuit remanded both of the standards to the EPA. In October 1999, the D.C. Circuit denied EPA's petition for rehearing. The nature and cost of the impacts of these revisions to the standards, if any, to the Company's operations cannot be determined at this time. However, the Company does not anticipate any material adverse impact on the Company's financial condition or results of operations.

        APS, as the operating agent of Four Corners, previously filed a petition for review alleging EPA improperly classified Four Corners Unit 4 with respect to nitrogen oxides emission limitations. In December 1999, EPA issued a direct final rule, which classified Four Corners Unit 4 as APS proposed. APS does not currently expect this rule to have a material impact on the Four Corners operations.

        In a related matter, in September 1999, the EPA proposed a FIP to set air quality standards at certain power plants, including Four Corners. The comment period on this proposal ended in November 1999. The FIP is similar to current New Mexico regulation of Four Corners with minor modifications. APS does not currently expect the FIP to have a material impact on the Four Corners operations.

        The EPA has proposed changes to its New Source Review (NSR) rules that could result in many actions at power plants that have always been considered routine repair and maintenance activities (and hence not subject to the application of NSR requirements) as now being subject to NSR. The EPA has been holding stakeholder meetings to try to reach a resolution on this issue that is acceptable to the utility industry, regulatory agencies, and environmental groups. No agreement had been reached by the end of February 2000.

        In November 1999, the Department of Justice at the request of the EPA filed complaints against eight companies alleging the companies over the past 25 years had made modifications to their plants in violation of the NSR requirements, and in some cases the New Source Performance Standards (NSPS) regulations. The activities cited in the complaints are all routine maintenance, repair, and replacement activities that are excluded from the permitting requirements of NSR and NSPS. Whether or not the EPA will prevail is unclear at this time. The Company believes that all of the routine maintenance, repair, and replacement work undertaken at its power plants was and continues to be in accordance with the requirements of NSR and NSPS.

        The nature and cost of the impacts of EPA's changed interpretation of the application of the NSR and NSPS, together with proposed changes to these regulations, may be significant to the power production industry. However, the Company cannot quantify these impacts, and does not anticipate any material adverse impact on the Company's financial condition or results of operations at this time.

Santa Fe Generating Station ("Santa Fe Station")

        The Company and the NMED have conducted investigations of the gasoline and chlorinated solvent groundwater contamination detected beneath the former Santa Fe Station site to determine the source of the contamination pursuant to a 1992 Settlement Agreement ("Settlement Agreement") between the Company and the NMED. In June 1996, the Company received a letter from the NMED, indicating that the NMED believes the Company is the source of gasoline contamination in a City of Santa Fe municipal supply well and of groundwater underlying the Santa Fe Station site. Further, the NMED letter stated that the Company was required to proceed with interim remediation of the contamination pursuant to the New Mexico Water Quality Control Commission regulations.

        In October 1996, the Company and the NMED signed an amendment to the Settlement Agreement concerning the groundwater contamination underlying the site. As part of the amendment, the Company agreed to spend approximately $1.2 million for certain costs related to sampling, monitoring, and the development and implementation of a remediation plan.

        The amended Settlement Agreement does not, however, provide the Company with a full and complete release from potential further liability for remediation of the groundwater contamination. After the Company has expended the settlement amount, if the NMED can establish through binding arbitration that the Santa Fe Station is the source of the contamination, the Company could be required to perform further remediation that is determined to be necessary. The Company continues to dispute any contention that the Santa Fe Station is the source of the groundwater contamination and believes that insufficient data exists to identify the sources of groundwater contamination. The Company's aquifer characterization and groundwater quality reports compiled from 1996 to 2000 strongly suggest groundwater contamination has been drawn under the site by the pumping of the Santa Fe supply well.

        The Company and the NMED, with the cooperation of the City of Santa Fe, jointly selected a remediation plan proposed by a remediation contractor. The City of Santa Fe, the Company and the NMED entered into a memorandum of understanding concerning the selected remediation plan and the operation of the municipal well adjacent to the Santa Fe Station site in connection with carrying out that plan. Construction of a new Santa Fe well and booster station has been completed. The new system began operation on October 5, 1998, to treat groundwater produced by the Santa Fe well to drinking water standards for municipal distribution and the stimulation of naturally occurring bioremediation of groundwater contamination beneath the Santa Fe Station site. Since the reactivation of the Santa Fe well, the groundwater treatment and bioremediation systems have resulted in a marked reduction in contaminant concentrations at the wellhead. However, contaminant concentrations at the property boundary remain high.

Person Station

        The Company, in compliance with a Corrective Action Directive issued by the NMED, determined that groundwater contamination exists in the deep and shallow groundwater at the Person Station site. The Company is required to delineate the extent of the contamination and remediate the contaminants in the groundwater at the Person Station site. The extent of shallow and deep groundwater contamination was assessed and the results were reported to the NMED. The Company currently is involved with the process to renew the RCRA post-closure care permit for the facility. Remedial actions for the shallow and deep groundwater will be incorporated into the new permit. The Company has installed and is operating a pump and treat system for the shallow groundwater. The Company has proposed a monitoring program in conjunction with natural attenuation processes as the most cost effective approach for the deep groundwater remediation. The Company's current estimate to decommission its retired fossil-fueled plants (discussed below) includes approximately $4.6 million in additional expenses to complete the groundwater remediation program at Person Station. As part of the financial assurance requirement of the Person Station Hazardous Waste Permit, the Company established a trust fund. The current value of the trust fund at December 31, 1999, was approximately $4.5 million. The remediation program continues on schedule.

Fossil-Fueled Plant Decommissioning Costs

        The  Company's  six owned or  partially  owned,  in service and retired, fossil-fueled generating stations are expected to incur dismantling and reclamation costs as they are decommissioned. The Company's share of decommissioning costs for all of its fossil-fueled generating stations is projected to be approximately $153.5 million stated in 1999 dollars, including approximately $24.0 million (of which $15.5 million has already been expended) for Person, Prager and Santa Fe Stations which have been retired. The Company is currently recovering estimated decommissioning costs for its in-service fossil-fueled generating facilities through rates charged to its retail customers.

ITEM 2. PROPERTIES

        The Company's owned interests in PVNGS are mortgaged to secure its remaining first mortgage bonds.

                                    ELECTRIC

        The Company's ownership and capacity in electric generating stations in commercial service as of December 31, 1999, were as follows:

                                                                  Total Net
                                                                  Generation
                                                                   Capacity
     Type                Name                Location                (MW)
---------------    -----------------  -------------------------  -----------

Nuclear........    PVNGS (a)          Wintersburg, Arizona             390 *
Coal...........    SJGS (b)           Waterflow, New Mexico            765
Coal...........    Four Corners (c)   Fruitland, New Mexico            192
Gas/Oil........    Reeves             Albuquerque, New Mexico          154
Gas/Oil........    Las Vegas          Las Vegas, New Mexico             20
                                                                     -----
                                                                     1,521
                                                                     =====

    * For load and resource purposes, the Company has notified the PRC that it recognizes the maximum dependable capacity rating for PVNGS to be 381 MW.

  -----------------

         (a) The Company is entitled to 10.2% of the power and energy generated by PVNGS. The Company has a 10.2% ownership interest in Unit 3 and has leasehold interests in approximately 7.9% of Units 1 and 2 and an ownership interest in approximately 2.3% of Units 1 and 2.
         (b) SJGS Units 1, 2 and 3 are 50% owned by the Company; SJGS Unit 4 is 38.5% owned by the Company.
         (c)   Four Corners Units 4 and 5 are 13% owned by the Company.

Fossil-Fueled Plants

        SJGS is located in northwestern New Mexico, and consists of four units operated by the Company. Units 1, 2, 3 and 4 at SJGS have net rated capacities of 327 MW, 316 MW, 497 MW and 507 MW, respectively. SJGS Units 1 and 2 are owned on a 50% shared basis with Tucson. Unit 3 is owned 50% by the Company, 41.8% by SCPPA and 8.2% by Tri-State. Unit 4 is owned 38.457% by the Company, 28.8% by M-S-R, 10.04% by Anaheim, 8.475% by Farmington, 7.2% by Los Alamos and 7.028% by UAMPS.

        In July 1996, the Company and other SJGS participants signed an agreement to convert the flue gas desulfurization (SO2 removal) system at the SJGS into a much simpler and cost effective limestone system. The conversion project was completed in January 1999 and cost the Company approximately $40 million.

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

Nuclear Plant

The Company's Interest in PVNGS

        The Company is participating in the three 1,270 MW units of PVNGS, also known as the Arizona Nuclear Power Project, with APS (the operating agent), Salt River Project, El Paso, SCE, SCPPA and The Department of Water and Power of the City of Los Angeles. The Company has a 10.2% undivided interest in PVNGS, with portions of its interests in Units 1 and 2 held under leases. During 1999, PVNGS was operated at a capacity factor of 93.0% which was the highest yearly capacity factor attained at the plant. This capacity factor was primarily attributable to record setting low refueling outage days.

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

        In 2000, the NRC will begin using a new, objective oversight process that is more focused on safety. The new process includes objective performance thresholds based on insights from safety studies and 30 years of plant operating experience. It is more timely, moving from the 18 to 24 month time lag of the old process for assessing plant performance to a quarterly review. The NRC also hopes the process will prove to be more accessible to, and readily understood by, the public.

Steam Generator Tubes

        APS, as the operating agent of PVNGS, has encountered tube cracking in the steam generators and has taken, and will continue to take, remedial actions that it believes have slowed the rate of tube degradation. The projected service life of steam generators is reassessed periodically and these analyses indicate that it will be economically desirable to replace the Unit 2 steam generators in 2003. In 1997, the PVNGS participants, including the Company, entered into a contract for the fabrication of two replacement steam generators. The cost of the new steam generators was updated in late 1999. The Company's share of the fabrication and installation costs will be approximately $22.5 million.

        Based on later available data, APS estimates that the Unit 1 and Unit 3 steam generators should operate for the license periods (until 2025 and 2027, respectively), although APS will continue its normal periodic assessment of these generators. The Company expects that some tube degradation will occur through the licensed period.

Low Level Waste

        A new low-level waste facility was built in 1995 on-site which could store an amount of waste equivalent to ten years of normal operation at PVNGS. Although some low-level waste has been stored on-site, APS is currently shipping low-level waste to off-site facilities. APS currently believes that interim low-level waste storage methods are or will be available to PVNGS to allow its continued operation and to safely store low-level waste until a permanent disposal facility is available.

Sale and Leaseback Transactions of PVNGS Units 1 and 2

        In 1985 and 1986, the Company entered into a total of eleven sale and lease back transactions under which it sold and leased back its entire 10.2% interest in PVNGS Units 1 and 2, together with portions of the Company's undivided interest in certain PVNGS common facilities. The leases under each of the sale and leaseback transactions have initial lease terms expiring January 15, 2015 (with respect to the Unit 1 leases) or January 15, 2016 (with respect to the Unit 2 leases). Each of the leases allows the Company to extend the term of the lease as well as containing a repurchase option. The lease expense for the Company's PVNGS leases is approximately $66.3 million per year. Throughout the terms of the leases, the Company continues to have full and exclusive authority and responsibility to exercise and perform all of the rights and duties of a participant in PVNGS under the Arizona Nuclear Power Project Participation Agreement and retains the exclusive right to sell and dispose of its 10.2% share of the power and energy generated by PVNGS Units 1 and 2. The Company also retains responsibility for payment of its share of all taxes, insurance premiums, operating and maintenance costs, costs related to capital improvements and decommissioning and all other similar costs and expenses associated with the leased facilities. In 1992, the Company purchased approximately 22% of the beneficial interests in the PVNGS Units 1 and 2 leases. The related ownership interests were subsequently reacquired by the Company. In connection with the $30 million retail rate reduction stipulated with the NMPUC in 1994, the Company wrote down the purchased beneficial interests in PVNGS Units 1 and 2 leases to $46.7 million.

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

PVNGS Decommissioning Funding

        The Company has a program for funding its share of decommissioning costs for PVNGS. (See ITEM 3. - "LEGAL PROCEEDINGS - Nuclear Decommissioning Trust".) The nuclear decommissioning funding program is invested in equities and fixed income investments in qualified and non-qualified trusts. The results of the 1998 decommissioning cost study indicated that the Company's share of the PVNGS decommissioning costs excluding spent fuel disposal will be approximately $163.1 million (in 1999 dollars).

        The Company funded an additional $3.1 million, $3.0 million and $2.1 million in 1999, 1998 and 1997, respectively, into the qualified trust funds. The estimated market value of the trusts at the end of 1999 was approximately $51.8 million.

        The NRC amended its rules on financial assurance requirements for the decommissioning of nuclear power plants. The amended rules became effective on November 23, 1998. The NRC has indicated that the amendments respond to the potential rate deregulation in the power generating industry and NRC concerns regarding whether decommissioning funding assurance requirements will need to be modified. The amended rules provide that a licensee may use an external sinking fund as the exclusive financial assurance mechanism if the licensee recovers amounts equal to estimated total decommissioning costs through cost of service rates or through a "non-bypassable charge". Other mechanisms are prescribed, such as prepayment, surety methods, insurance and other guarantees, if the requirements for exclusive reliance on the external sinking fund mechanism are not met. The Company currently relies on the external sinking fund mechanism to meet the NRC financial assurance requirements for its interests in PVNGS Units 1, 2 and 3. The costs of PVNGS Units 1 and 2 are currently included in PRC jurisdictional rates, but the costs of PVNGS Unit 3 are excluded from PRC jurisdictional rates. The Company filed a report with the NRC through APS, the operating agent of PVNGS, at the end of March 1999, concerning decommissioning funding assurance, and continues to use the external sinking fund method as the sole financial assurance method for Unit 3 (see ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - The Restructuring Act and the Formation of a Holding Company - NRC Prefunding").

Nuclear Spent Fuel and Waste Disposal

        Pursuant to the Waste Act, the DOE is obligated to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by domestic power reactors. The NRC, pursuant to the Waste Act, requires operators of nuclear power reactors to enter into spent fuel disposal contracts with DOE. Under the Waste Act, DOE was to develop the facilities necessary for the storage and disposal of spent nuclear fuel and to have the first such facility in operation by 1998. That facility was to be a permanent repository. The DOE has announced that such a repository now cannot be completed before 2010. In July 1996, the United States Court of Appeals for the District of Columbia Circuit (D. C. Circuit) ruled that the DOE has an obligation to start disposing of spent nuclear fuel no later than January 31, 1998. By way of letter dated December 17, 1996, the DOE informed the Company and other contract holders that the DOE anticipates that it would be unable to begin acceptance of nuclear spent fuel for disposal in a repository or interim storage facility by January 31, 1998. In November 1997, the D. C. Circuit issued a Writ of Mandamus precluding the DOE from excusing its own delay on the grounds that the DOE has not yet prepared a permanent repository or interim storage facility. On May 5, 1998, the D. C. Circuit issued a ruling refusing to order the DOE to begin moving spent nuclear fuel. See note 12 of Notes to the Consolidated Financial Statements in Item 8 for a discussion of interim spent fuel storage costs.

        Several bills have been introduced in Congress contemplating the construction of a central interim storage facility; however, there is resistance to certain features of these bills, both in Congress and the Administration.

        Facility funding is a further complication. While all nuclear utilities pay into a so-called nuclear waste fund, an amount calculated on the basis of the output of their respective plants, the annual Congressional appropriations for the permanent repository have been for amounts less than the amounts paid into the waste fund (the balance of which is being used for other purposes). The DOE has stated the fund may now be at a level less than needed to achieve a 2010 operational date for a permanent repository. No funding will be available for a central interim facility until one is authorized by Congress.

        APS has storage capacity in existing fuel storage pools at PVNGS which, with certain modifications, could accommodate all fuel expected to be discharged from normal operation of PVNGS through about 2002. Construction of a new facility for on-site dry storage of spent fuel is underway. Once this facility is completed and approvals are granted, APS believes that spent fuel storage or disposal methods will be available for use by PVNGS to allow its continued operation beyond 2002.

        A new low-level waste facility was built in 1995 on site, which could store an amount of waste equivalent to ten years of normal operation at PVNGS. Although some low-level waste has been stored on site, APS is currently shipping low-level waste to off-site facilities. APS currently believes that interim low-level waste storage methods are or will be available for use by PVNGS to allow its continued operation and to safely store low-level waste until a permanent disposal facility is available.

        The Company believes that scientific and financial aspects of the issues of spent fuel and low-level waste storage and disposal can be resolved satisfactorily. However, the Company also acknowledges that their ultimate resolution in a timely fashion will require political resolve and action on national and regional scales which the Company is unable to predict at this time.

PVNGS Liability and Insurance Matters

        The PVNGS participants have insurance for public liability resulting from nuclear energy hazards to the full limit of liability under Federal law. This potential liability is covered by primary liability insurance provided by commercial insurance carriers in the amount of $200 million and the balance by an industry-wide retrospective assessment program. If losses at any nuclear power plant covered by the program exceed the primary liability insurance limit, the Company could be assessed retrospective premium adjustments. The maximum assessment per reactor under the program for each nuclear incident is approximately $88 million, subject to an annual limit of $10 million per reactor per incident. Based upon the Company's 10.2% interest in the three PVNGS units, the Company's maximum potential assessment per incident for all three units is approximately $26.9 million, with an annual payment limitation of $3 million per incident. The insureds under this liability insurance include the PVNGS participants and "any other person or organization with respect to his legal responsibility for damage caused by the nuclear energy hazard". If the funds provided by this retrospective assessment program prove to be insufficient, Congress could impose revenue raising measures on the nuclear industry to pay claims.

        The NRC announced that it had provided a report to Congress, making certain recommendations, with respect to the Federal law referred to above, which provides for payment of public liability claims in case of a catastrophic accident involving a nuclear power plant. One of the recommendations by the NRC would be that Congress consider amending the law to provide that the maximum a nuclear utility can be assessed per reactor per incident per year be doubled to $20 million. The $88 million maximum retrospective assessment per reactor per incident would be unchanged under the NRC proposal. The NRC also recommended that Congress investigate whether the $200 million now available from the private insurance market for liability claims per reactor can be increased to keep pace with inflation. The Company cannot predict whether or not Congress will act on the NRC's recommendations. However, if adopted, certain of the recommendations could possibly trigger "Deemed Loss Events" under the Company's PVNGS leases, absent waiver by the lessors.

        The PVNGS participants maintain "all-risk" (including nuclear hazards) insurance for nuclear property damage to, and decontamination of, property at PVNGS in the aggregate amount of $2.75 billion as of January 1, 2000, a substantial portion of which must be applied to stabilization and decontamination. The Company has also secured insurance against portions of the increased cost of generation or purchased power and business interruption resulting from certain accidental outages of any of the three units if the outages exceed 12 weeks. The insurance coverage discussed in this section is subject to certain policy conditions and exclusions. The Company is a member of an industry mutual insurer. This mutual insurer provides both the "all-risk" and increased cost of generation insurance to the Company. In the event of adverse losses experienced by this insurer, the Company is subject to an assessment. The Company's maximum share of any assessment is approximately $2.6 million per year.

Other Electric Properties

        As of December 31, 1999, the Company owned, jointly owned or leased 2,803 circuit miles of electric transmission lines, 4,399 miles of distribution overhead lines, 3,590 cable miles of underground distribution lines (excluding street lighting) and 214 substations.

Acquisition of Certain Assets of Plains Electric Generation and Transmission Cooperative, Inc. ("Plains")

In July 1998, the Company and Tri-State Generation and Transmission Association, Inc. ("Tri-State") made a non-binding joint proposal in response to a request for proposals issued by Plains. The Company and Tri-State submitted a binding proposal in September 1998, and Plains announced that it would enter into exclusive negotiations with the Company and Tri-State regarding this joint proposal. In September 1999, Plains and Tri-State agreed to merge, with Tri-State being the surviving entity. Following the merger, Tri-State will sell certain assets to the Company consisting primarily of transmission assets, a fifty percent interest in an inactive power plant located near Albuquerque and the Plains headquarters building in Albuquerque. In addition, the Company entered into an agreement to become the power supplier of 50 MW to Navopache Electric Cooperative, Inc.

        In early 1999, the Company, Tri-State and Plains filed applications with the PRC seeking approval of the various transactions. The parties to that proceeding entered into a stipulation that would have approved the transactions. On January 19, 2000, the hearing examiner issued a recommended decision disapproving the stipulation because, among other things, provisions of the stipulation, relating to the PRC's jurisdiction over Tri-State after the merger, were not in the public interest. On February 8, 2000, Plains and Tri-State filed exceptions to the recommended decision. In addition, on January 20, 2000, a bill was introduced in the New Mexico Legislature that would restrict the jurisdiction of the PRC over generation and transmission cooperatives like Tri-State. The bill passed both the House and the Senate and it has now been signed by the governor. On February 22, 2000, the PRC, noting that the Legislature had passed legislation containing jurisdictional restrictions similar to the stipulation, declined to adopt the recommended decision and instead adopted the stipulation with jurisdiction over Tri-State being in conformance with the laws of the State of New Mexico.

        The Company and Tri-State entered into an asset sale agreement dated September 9, 1999, pursuant to which Tri-State has agreed to sell the above-referenced assets to the Company. The purchase price is $13.2 million, subject to adjustment at the time of closing. The asset sale agreement contains standard covenants and conditions for this type of agreement. Currently, the parties anticipate that the merger will occur in the summer of 2000 and with all asset transfers to the Company to be completed by approximately the fall of 2000.

NATURAL GAS

        The natural gas properties as of December 31, 1999, consisted primarily of natural gas storage, transmission and distribution systems. Provisions for storage made by the Company include ownership and operation of an underground storage facility located near Albuquerque, New Mexico. The transmission systems consisted of approximately 1,334 miles of pipe with appurtenant compression facilities. The distribution systems consisted of approximately 10,693 miles of pipe.

        On June 21, 1996, the Company entered into a purchase agreement with the DOE for the purchase of approximately 130 miles of transmission pipe for $3.1 million for the transmission of natural gas to Los Alamos and to certain other communities in northern New Mexico. The acquisition by the Company was approved by the NMPUC in December 1996. Final right-of-way clearances were obtained in July 1999. Effective August 1, 1999, the DOE delivered to the Company a Quit
Claim Deed conveying the pipeline and all land interests associated with the pipeline. The transfer effectively terminated the Company's existing lease agreement with the DOE. The Company will pay the $3.1 million by providing transportation services to Los Alamos National Laboratory for a period not to exceed three years. Any part of the remaining purchase price still due after three years may either be remitted to the government in a final lump sum cash payment or used for additional transportation services.

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

                                OTHER PROCEEDINGS

Republic Savings Bank Litigation

        In 1992, Meadows and RHC filed suit against the Federal government in the United States Court of Claims, alleging breach of contract arising from the seizure of RSB, a wholly-owned subsidiary of RHC. RSB was seized and liquidated after the Financial Institutions Reform, Recovery and Enforcement Act prohibited certain accounting practices authorized by contracts with the Federal government. The Federal government filed a counterclaim alleging breach by RHC of its obligation to maintain RSB's net worth and moved to dismiss Meadows' claims for lack of standing.

        RSB filed a motion for partial summary judgment on the issue of liability based on the United States Supreme Court's decision in United States
v. Winstar Corporation, decided in 1996. The Federal government filed a cross motion for summary judgment and opposed RSB's motion. Decision on those motions is still pending. The parties completed fact based discovery in 1999 and are in the process of discovery of experts. No trial date has been established. RSB amended its summary judgment motion in December 1999, to seek summary judgment on the issue of damages. The Federal government will oppose RSB's amended motion. It is premature to estimate the amount of recovery, if any, by Meadows and RHC.

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

        In February 1998, the EPA issued regulations specifying provisions of the Clean Air Act for which it is appropriate to treat Indian tribes in the same manner as states. The EPA indicated that it believes that the Clean Air Act generally would supersede pre-existing binding agreements that may limit the scope of tribal authority over reservations. APS and the Company have filed appeals, which have been consolidated, in the United States Circuit Court of Appeals for the District of Columbia ("D. C. Circuit") to contest EPA's authority under the regulations. The Navajo Nation has intervened in the consolidated appeal. The Navajo Nation is a tribe which could potentially assert its status as a state under the Act pursuant to the EPA rule in question. In the consolidated appeal, the Company's interests as operator and joint owner of the SJGS, owner of other facilities located on reservations located in New Mexico, and joint owner of Four Corners are involved.

        In February 1999, the EPA issued regulations under which Federal operating permits for stationary sources in Indian country can be issued pursuant to Title V of the Clean Air Act. The regulations rely on authority contained in an earlier rule in which the EPA outlined treatment of tribes as states under the Clean Air Act. That rule is the subject of an appeal as described above. APS and the Company have filed appeals, which have also been consolidated in the D. C. Circuit to contest the EPA's authority under the regulations. In the consolidated appeal, the Company's interests as operator and joint owner of the SJGS, owner of other facilities located on reservations located in New Mexico, and joint owner of Four Corners are involved. This appeal has been stayed pending the outcome of the other appeal described above. The Company cannot predict the outcome of the consolidated appeal.

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

Royalty Claims

Natural Gas Royalties Qui Tam Litigation

        On June 28, 1999, a complaint was served on the Company alleging violations of the False Claims Act by the Company and its subsidiaries, Gathering Company and Processing Company (collectively called Company, for purposes of this discussion), by purportedly failing to properly measure natural gas from Federal and tribal properties in New Mexico, and consequently, underpaid royalties owed to the Federal government. A private relator is pursuing the lawsuit. The complaint was served after the United States Department of Justice declined to intervene to pursue the lawsuit. The complaint seeks actual damages, treble damages, costs and attorneys fees, among other relief.

        This case was consolidated with approximately 70 others, asserting similar claims against other defendants in other jurisdictions, and transferred to Federal District Court for the District of Wyoming by the Federal Multi-District Litigation panel (MDL Panel), recaptioned as In re: Natural Gas Royalties Qui Tam Litigation, MDL Docket No. 1293. The Company joined 250 other defendants in a motion to dismiss the complaint for failure to plead properly in November 1999. The motion is set for oral argument on March 17, 2000.

        The Company is vigorously defending this lawsuit and is unable to estimate the potential liability, if any, or to predict the ultimate outcome of this lawsuit.

Quinque Operating Co. et al. v. Gas Pipelines, et al

        A class action lawsuit against 233 defendants, including the Company, captioned Quinque Operating Co. et al. v. Gas Pipelines, et al., C.A. No.
99-CV-30, was filed in the state district court for Stevens County, Kansas by representatives of classes of gas producers, royalty owners, overriding royalty owners and working interest owners, alleging that the defendants, all engaged in various aspects of the natural gas industry, mismeasured natural gas and underpaid royalties for gas produced on non-federal and non-tribal lands. The claims for relief are based on Kansas state law, including a breach of contract claim. They are factually similar, however, to the allegations of In re: Natural Gas Royalties Qui Tam Litigation, described above. The Quinque complaint seeks actual damages, treble damages, costs and attorneys fees among other relief.

        The Quinque case was removed to the United States District Court for the District of Kansas. Thereafter, several defendants moved the MDL Panel to transfer the case to the United States District Court for Wyoming and to consolidate it with the In re: Natural Gas Royalties Qui Tam Litigation. Plaintiffs have filed objections to the motions to consolidate and transfer and have filed with the U. S District Court in Kansas a motion to remand the case to state court. Both matters are awaiting decision.

        The Company is vigorously defending this lawsuit and is unable to estimate the potential liability, if any, or to predict the ultimate outcome of this lawsuit.

 KAFB Contract

        The Company was informed that the DOE had entered into an agency agreement with Western on behalf of KAFB, one of the Company's largest retail electric customers, by which Western will competitively procure power for KAFB. The proposed wholesale power procurement would begin at the expiration of KAFB's power service contract with the Company in December 1999. On May 4, 1999, the Company received a request for network transmission service from Western pursuant to Section 211 of the Federal Power Act to facilitate the delivery of wholesale power to KAFB over the Company's transmission system. The Company denied Western's request, by letter dated June 30, 1999, citing the fact that KAFB is and will continue to be a retail customer until the effective date KAFB can elect customer choice service under the provisions of the Restructuring Act of 1999 (the effective date for customer choice for KAFB is January 1, 2002, unless extended by the PRC). The Company also cited several provisions of Federal law that prohibit the provision of such service to Western. On September 30, 1999, DOE/Western filed a petition at the FERC requesting the FERC to consider, on an expedited basis, ordering the Company to provide network transmission service to Western under the Company's Open Access Transmission Tariff on behalf of DOE and several other entities located on KAFB. The petition claims KAFB is a wholesale customer of the Company, not a retail customer. On October 8, 1999, Western filed a request at FERC for expedited consideration of its petition for an order to assure continued service by the Company to KAFB once the contract between the Company and KAFB expired on December 13, 1999. The Company filed a separate motion to intervene, protest, and motion to dismiss each of the petitions on October 25, 1999 and November 11, 1999, respectively. In a separate but related proceeding, the Company and the United States Executive Agencies on behalf of KAFB are involved in a PRC case regarding a dispute over the specific Company tariff language under which the Company provides retail service to KAFB. The Company agreed to continue to provide service to KAFB after expiration of the contract, pending resolution of all relevant issues. The Company has attempted to pursue a negotiated resolution of the issues regarding the provision of electric service to KAFB, but has been unsuccessful. On February 3, 2000, Western withdrew its petition for an Order to secure continuation of service.

        The net revenue loss to the Company if the Company is replaced as the power supplier to KAFB is estimated to be approximately $7.0 million annually. The Company is currently unable to predict the ultimate outcome of these matters, and intends to continue to vigorously defend its position.

City of Gallup Complaint

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

        On October 13, 1999, issued an opinion and Order annulling and vacating the NMPUC Order, stating that: (1) Gallup does not qualify as an interested electric utility authorized to seek a wheeling order from the NMPUC; and (2) the NMPUC did not have the statutory authority to order Wheeling under the Public Utility Act.

        On December 1, 1999, Gallup and Pitt-Midway submitted a Joint Request to the PRC for an expedited order to comply with the mandate of the Court, stating that the original NMPUC Order included several other findings not specifically overturned by the Court, and the Commission should issue an order to "affirm" the findings and issues not disposed of by the Supreme Court. On December 13, 1999, the Company filed a response stating that the Supreme Court had annulled and vacated the PRC remand order in its entirety, and the PRC has no jurisdiction to reconsider the issues raised. On January 28, 2000, Gallup filed a motion for leave to respond to the Company's response, which the company has opposed as untimely.

        The PRC has taken no action on this case other than during a working session, in which (based on Gallup and Pitt-Midway joint motion for expedited order on remaining issues) they requested that PRC counsel write up a procedural order allowing the parties to resubmit the issues to the PRC. The PRC counsel charged with that task subsequently left the PRC and the procedural order was never completed.

        Hearings were held at the FERC in late February 2000, regarding the issue of whether the Company-Gallup Agreement requires the Company to transmit power to Gallup for delivery at the Yah-Ta-Hey Substation. A decision on this issue is not expected until late summer.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF THE COMPANY

       Executive officers, their ages, offices held with the Company in the past five years and initial effective dates thereof, were as follows on December 31, 1999, except as otherwise noted:

            Name               Age                          Office                         Initial Effective Date
            ----               ---                          ------                         ----------------------

B. F. Montoya  (1).........     64 Chairman, President and Chief Executive
                                      Officer                                                      June 15, 1999
                                   President and Chief Executive Officer                          August 1, 1993

R. J. Flynn................     57 Executive Vice President, Electric and Gas
                                      Services                                                  January 18, 1999
                                   Senior Vice President, Electric Services                     December 1, 1994

W. J. Real.................     51 Executive Vice President, Energy Services and
                                     Power Production                                           January 18, 1999
                                   Senior Vice President, Gas Services                          December 6, 1994
                                   Senior Vice President, Utility Operations                    December 7, 1993
                                   Senior Vice President, Customer Service and
                                     Operations                                                    March 2, 1993
                                   Executive Vice President, Gas Operations                        June 19, 1990

B. L. Barsky...............     55 Senior Vice President, Corporate Strategy and
                                     Investor Relations                                        February 19, 2000
                                   Senior Vice President and Corporate Secretary                   March 6, 1999
                                   Vice President, Strategic Analysis and Investor
                                     Relations                                                 February 14, 1996
                                   Director, Investor Relations and Financial Analysis             July 19, 1993

M. D. Christensen..........     51 Senior Vice President, Shared Services                        October 1, 1999
                                   Senior Vice President, New Mexico Retail Services            November 3, 1997
                                   Senior Vice President, Customer Service and
                                     Public Affairs                                              January 9, 1996
                                   Vice President, Public Affairs                               December 7, 1993
                                   Vice President, Communications                                  July 22, 1991

M. H. Maerki...............     59 Senior Vice President and Chief Financial Officer            December 7, 1993
                                   Senior Vice President, Administration and Chief
                                     Financial Officer                                             March 2, 1993
                                   Senior Vice President and Chief Financial Officer                June 1, 1988



            Name               Age                          Office                         Initial Effective Date
            ----               ---                          ------                         ----------------------
P. T. Ortiz................    49 Senior Vice President, General Counsel and  Secretary
                                  Senior Vice President, Regulatory Policy, General
                                    Counsel and Secretary                                      December 7, 1993
                                  Senior Vice President, Public Policy, General
                                    Counsel and Secretary                                         March 2, 1993
                                  Senior Vice President, General Counsel and
                                    Corporate Secretary                                        February 4, 1992

E. Padilla, Jr.............    46 Senior Vice President, Bulk Power Marketing and
                                    Development                                                February 8, 2000
                                  Vice President, Bulk Power Marketing and
                                    Development                                               December 14, 1996
                                  Director, Marketing and Power Contracts                      January 14, 1991

R. B. Ridgeway.............    41 Senior Vice President, Energy Services                      December 14, 1996
                                  Vice President, Corporate Planning                            August 10, 1996
                                  Director, Corporate Strategy                                     July 2, 1994
                                  Consultant, Competitive Analysis                              October 5, 1992
---------------------

        All officers are elected annually by the Board of Directors of the Company.

        (1) Benjamin F. Montoya, Chief Executive Officer and Chairman of the Board, has announced his decision to retire sometime within the next 18 months. In January 2000, Jeffry E. Sterba was hired to succeed Mr. Monotya. Mr. Sterba was Executive Vice President for USEC, Inc., a provider of fuel for nuclear power plants, from January 1999 to March 2000. From March 1997 to December 31, 1998, Mr. Sterba was Executive Vice President and Chief Operating Officer of the Company. From December 1994 to March 1997, Mr. Sterba was Senior Vice President, Bulk Power Services for the Company. Mr. Sterba assumed the duties of President in March 2000. He will assume the duties of Chief Executive Officer in June 2000 and become Chairman of the Board upon Mr. Montoya's retirement.

                                     PART II

ITEM 5.       MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

       The Company's common stock is traded on the New York Stock Exchange. Ranges of sales prices of the Company's common stock, reported as composite transactions (Symbol: PNM), and dividends declared on common stock for 1999 and 1998, by quarters, are as follows:


                                                    Range of
      Quarter Ended                                Sales Prices
      -------------                                ------------       Dividends
                                               High           Low     Per Share
                                               ----           ---     ---------
      1999
         December 31 .....................      18 7/8    15 7/16       $0.20
         September 30 ....................      21 1/2    16  3/4        0.20
         June 30 .........................      21 1/8    16  7/8        0.40
         March 31 ........................      20 5/8    14 27/32       0.20
                                                                        -----
            Fiscal Year ..................      21 1/2    14 27/32      $1.00
                                                                        =====
      1998
         December 31 .....................     23 5/16    17 3/8        $  - *
         September 30 ....................     23 3/16    19 1/16        0.20
         June 30 .........................      24 3/4    20 15/16       0.20
         March 31 ........................    24 11/16    22 1/8         0.20
                                                                        -----
            Fiscal Year ..................      24 3/4    17 3/8        $0.60
                                                                        =====

          *On January 18, 1999, the Company's Board of Directors ("Board") declared a quarterly cash dividend of 20 cents per share of common stock payable February 19, 1999, to shareholders of record as of February 1, 1999.

       On January 31, 2000, there were 16,013 holders of record of the Company's common stock.

        The Board set the dividend payout ratio below the industry average to allow for dividend growth in the future and to sustain financial flexibility for the Company to respond to potential opportunities in the evolving energy marketplace. In establishing its dividend policy, the Board weighed the Company's current financial position and its future business plan, as well as the regulatory and business climate in New Mexico. Future dividend declaration will be reviewed for action by the Board. The payment of future dividends will depend on a number of factors, including the extent to which cash flows will support dividends, the availability of retained earnings, the financial circumstances and performance of the Company, the PRC's decisions on the Company's various regulatory cases currently pending, the effect of deregulating generation markets and market and economic conditions generally. In addition, the ability to recover stranded costs in deregulation, future growth plans and the related capital requirements and standard business considerations will also affect the Company's ability to pay dividends.

Cumulative Preferred Stock

       While isolated sales of the Company's cumulative preferred stock have occurred in the past, the Company is not aware of any active trading market for its cumulative preferred stock. Quarterly cash dividends were paid on the Company's cumulative preferred stock at the stated rates during 1999 and 1998.

ITEM 6.       SELECTED FINANCIAL DATA

                                                       1999           1998           1997          1996          1995
                                                    ----------    -----------     ----------    ----------    ----------
                                                              (In thousands except per share amounts and ratios)

Total Operating Revenues.........................   $1,157,543    $ 1,092,445     $1,020,521    $  873,778    $  808,465
Earnings from Continuing Operations..............   $   79,614    $    95,119     $   86,497    $   72,969    $   75,562
Net Earnings.....................................   $   83,155    $    82,682     $   80,995    $   72,580    $   75,562
Earnings per Common Share:
  Continuing Operations..........................   $     1.93    $      2.27     $     2.05    $     1.73    $     1.72
  Basic..........................................   $     2.01    $      1.97     $     1.92    $     1.72    $     1.72
  Diluted........................................   $     2.01    $      1.95     $     1.91    $     1.71    $     1.72
Total Assets.....................................   $2,723,268    $ 2,668,603     $2,407,410    $2,313,334    $2,107,908
Long-Term Debt, including Current Maturities.....   $  988,489    $ 1,008,614     $  714,345    $  728,889    $  728,989
Common Stock Data:
  Market price per common share at year end......   $   16.250    $    20.438     $   23.688    $   19.625    $   17.625
  Book value per common share at year end........   $    21.79    $     20.63     $    19.26    $    18.06    $    16.82
  Average number of common shares outstanding....       41,038         41,774         41,774        41,774        41,774
  Cash dividend declared per common share........   $     1.00    $      0.60     $     0.68    $     0.48    $       -
Return on Average Common Equity..................          9.5%           9.9%          10.2%          9.8%         10.7%
Capitalization:
  Common stock equity............................         46.7%          45.4%          52.6%         50.4%         48.6%
  Preferred stock without mandatory redemption
    Requirements.................................          0.7            0.7            0.8           0.9           0.9
  Long-term debt, less current maturities........         52.6           53.9           46.6          48.7          50.5
                                                   -------------  -------------  ------------   -----------  ------------
                                                         100.0%         100.0%        100.0%         100.0%       100.0%
                                                   =============  =============  ============   ===========  ============


         Due to the discontinuance of the natural gas trading operations of its Energy Services Business Unit (see note 13 of the notes to consolidated financial statements), certain prior year amounts have been reclassified as discontinued operations.

         The selected financial data should be read in conjunction with the consolidated financial statements, the notes to consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following is management's assessment of the Company's financial condition and the significant factors affecting the results of operations. This discussion should be read in conjunction with the Company's consolidated financial statements and PART I, ITEM 3. - Legal Proceedings. Trends and contingencies of a material nature are discussed to the extent known and considered relevant.

                                    OVERVIEW

        The Company is a public utility primarily engaged in the generation, transmission, distribution and sale of electricity and in the transmission, distribution and sale of natural gas within the State of New Mexico. In addition, in pursuing new business opportunities, the Company provides energy and utility related activities through its wholly owned subsidiary, Avistar.

ELECTRIC OPERATIONS

        The Company's electric operations serve four principal markets. Sales to retail customers and sales to firm-requirements wholesale customers, sometimes referred to collectively as "system" sales, comprise two of these markets. The third market consists of other contracted sales to utilities for which the Company commits to deliver a specified amount of capacity (measured in megawatts-MW) or energy (measured in megawatt hours-MWh) over a given period of time. The fourth market consists of economy energy sales made on an hourly basis at fluctuating, spot-market rates. Sales to the third and fourth markets are sometimes referred to collectively as "off-system" sales.

         The Company provides retail electric service to a large area of north central New Mexico, including the cities of Albuquerque and Santa Fe, and certain other areas of New Mexico.As of December 31, 1999, 1998 and 1997, approximately 361,000, 358,000 and 349,000, respectively, retail electric customers were served by the Company.

                            ELECTRIC SALES BY MARKET
                             (Thousands of dollars)

                                                   1999       1998       1997
                                                 ---------  ---------  ---------

   Retail  ....................................  $522,523   $536,417   $519,504
   Firm-requirements wholesale.................     7,046     10,708     10,690
   Other contracted off-system sales...........   226,773    142,115    118,876
   Economy energy sales........................   131,549    122,156     55,768
   Other   ....................................    24,086     23,808     17,600
                                                 ---------  ---------  ---------
                                                 $911,977   $835,204   $722,438
                                                 =========  =========  =========

                            ELECTRIC SALES BY MARKET
                                (Megawatt hours)

                                                1999        1998        1997
                                             ----------  ----------  ----------

   Retail  .................................  6,803,853   6,739,874   6,534,899
   Firm-requirements wholesale..............    179,249     278,615     278,727
   Other contracted off-system sales........  6,196,499   4,033,931   3,790,081
   Economy energy sales.....................  4,795,873   4,469,769   2,716,835
                                             ----------  ----------  ----------
                                             17,975,474  15,522,189  13,320,542
                                             ==========  ==========  ==========

        The Company has ownership interests in certain generating facilities located in New Mexico, including Four Corners, a coal fired unit, and SJGS, a coal fired unit. In addition, the Company has ownership and leasehold interests in PVNGS located in Arizona. These generation assets are used to supply retail and wholesale customers. The Company also owns Reeves, a gas and oil fired unit and Las Vegas, a gas and oil fired unit that are used solely for reliability purposes or to generate electricity for the wholesale market during peak demand periods in the Company's wholesale power markets. As of December 31, 1999, the total net generation capacity of facilities owned or leased by the Company was 1,521 MW. In addition to generation capacity, the Company purchases power in the open market. The Company is also interconnected with various utilities for economy interchanges and the mutual assistance in emergencies. The Company has been actively trading in the wholesale power market and has entered into and anticipates that it will continue to enter into power purchase agreements to accommodate its trading activity.

NATURAL GAS OPERATIONS

        The Company's gas operating division, PNMGS, distributes natural gas to most of the major communities in New Mexico, including Albuquerque and Santa Fe, serving approximately 426,000, 419,000 and 410,438 customers as of December 31, 1999, 1998 and 1997, respectively. PNMGS' customer base includes both sales-service customers and transportation-service customers. Sales-service customers purchase natural gas and receive transportation and delivery services from PNMGS for which PNMGS receives both cost-of-gas and cost-of-service revenues. Additionally, PNMGS makes occasional gas sales to off-system customers. Off-system sales deliveries generally occur at interstate pipeline interconnects with PNMGS' system. Transportation-service customers, who procure gas independently of PNMGS and contract with PNMGS for transportation and related services, provide PNMGS with cost-of-service revenues only.

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

        The following table shows gas throughput by customer class:

                                 GAS THROUGHPUT
                            (Millions of decatherms)

                                                      1999      1998     1997
                                                     ------    ------   -------

   Residential....................................     29.3     30.3      30.7
   Commercial.....................................     10.1     10.4      10.6
   Industrial.....................................      2.3      1.5       1.3
   Public authorities.............................      2.9      3.4       4.2
   Irrigation.....................................      1.4      1.9       1.6
   Sales for resale...............................      1.2      1.2       1.2
   Unbilled.......................................      3.8     (1.3)     (0.2)
   Transportation*................................     40.2     36.4      34.0
   Off-system sales...............................      1.1      1.9       1.2
                                                     ------    ------   -------
                                                       92.3     85.7      84.6
                                                     ======    ======   =======

        The following table shows gas revenues by customer:

                                          GAS REVENUES
                                     (Thousands of dollars)

                                                 1999        1998       1997
                                               --------   ---------  ----------

   Residential..............................   $148,968   $161,153   $ 187,563
   Commercial...............................     36,528     42,680      50,502
   Industrial...............................      8,550      4,887       4,536
   Public authorities.......................      9,782     12,610      17,577
   Irrigation...............................      4,229      5,780       5,041
   Sales for resale.........................      2,530      3,596       4,465
   Unbilled.................................      4,107       (955)     (2,172)
   Transportation*..........................     12,390     13,464      14,172
   Liquids..................................      1,867      1,463       4,451
   Off-system sales.........................      2,357      3,816       1,926
   Other....................................      5,403      7,481       6,708
                                               --------   ---------  ----------
                                               $236,711   $255,975    $294,769
                                               ========   =========  ==========

   *Customer-owned gas.

AVISTAR

        The Company's wholly-owned subsidiary, Avistar, was formed in August 1999 as a New Mexico corporation and is currently engaged in certain unregulated, non-utility businesses, including energy and utility-related services previously operated by the Company. The PRC authorized the Company to invest $50 million in equity in Avistar and to enter into a reciprocal loan agreement for up to $30 million. The Company has currently invested $25 million in Avistar. In February 2000, Avistar invested $3 million in AMDAX.com, a start-up company which will provide an on line auction service to bring together electricity buyers and sellers in the deregulated electric power market. In addition, Avistar entered into an agreement with Sandia Corporation to jointly develop and market new risk and reliability software for private industry. Avistar, also, operates and manages the City of Santa Fe's water system.

RESTRUCTURING THE ELECTRIC UTILITY INDUSTRY

        Introduction of competitive market forces and restructuring of the electric utility industry in New Mexico continue to be key issues facing the Company. The Restructuring Act was enacted into law on April 8, 1999, opening the state's electric power market to customer choice beginning in 2001. The law gives schools, residential and small business customers the opportunity to choose among competing power suppliers beginning in January 2001. Competition will be expanded to include all customers starting in January 2002. The PRC, however, can extend these dates by up to one year if necessary. Rural electric cooperatives and municipal electric systems have the option not to participate in the competitive market.

        Residential and small business customers who do not select a power supplier in the open market can buy their electricity through their local utility through a "standard offer" whereby the local distribution utility will purchase power supplies through a competitive process approved by the PRC. The local distribution utility system and related services such as billing and metering will continue to be regulated by the PRC, while the interstate transmission system will remain subject to Federal regulation.

        The law does not require  utilities to divest their  generating  plants,
but  requires  unregulated   activities  to  be  separated  from  the  regulated
activities through creation of at least two separate corporations.

        The law also provides for sharing of stranded costs between utility shareholders and customers, allowing utilities to recover at least half of such stranded costs. Stranded costs are defined in the law to include nuclear decommissioning costs, regulatory assets, leases and other costs recognized under existing regulation. Utilities could be allowed to recover more than half of their stranded costs if they meet the criteria specified in the law. Stranded costs will be recovered from customers over a five-year period. Utilities will also be allowed to recover through 2007 all transition costs reasonably incurred to comply with the new law.

        The law, however, does not provide a guaranteed rate cut for residential customers. Electric rates during the transition to competition will be set by the PRC. The Company received a recent rate case order, which did result in a rate reduction. (See "Electric Rate Case" below.)

        The Company is required to file a transition plan with the PRC by June 1, 2000. The transition plan must include proposals for: (i) implementing customer choice and open access to the Company's transmission and distribution system; (ii) separating regulated and non-regulated business activities; (iii) recommended rates for distribution, transmission and related services; (iv) competitive procurement process for standard offer; and (v) recovery of stranded costs and transition costs. The Company plans to reorganize its operations by forming a holding company structure as a means of achieving the corporate and asset separation required by the Restructuring Act. The proposed holding company will be called Manzano Corporation. On February 15, 2000, the PRC approved the Company's request to form a wholly-owned shell subsidiary which will become the holding company. The Company's plan for a holding company structure will separate the Company into two subsidiaries. Shareholders will be asked to approve the holding company structure. If the Company receives all necessary regulatory and other approvals, pursuant to the Restructuring Act, all of the Company's electric and gas distribution and transmission assets and related liabilities will be transferred to a newly created subsidiary. After this asset transfer, this subsidiary will acquire the name "Public Service Company of New Mexico" (for purposes of this discussion, the subsidiary will be referred to as "UtilityCo") and the corporation formerly named Public Service Company of New
Mexico will be renamed Manzano Energy Corporation (for purposes of this discussion, the subsidiary will be referred to as "Energy"). Energy will continue to own the Company's existing electric generation and unregulated, competitive assets after completion of the transfer of the regulated business to the newly created utility subsidiary. UtilityCo and Energy will be wholly-owned subsidiaries of Manzano. (See "FORMATION OF HOLDING COMPANY" below.)

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

       Under a holding company structure, the regulated businesses (natural gas and electric transmission and distribution) will be grouped under a separate company and would focus on the core utility business in New Mexico. The unregulated businesses under the Restructuring Act (power production, bulk power marketing and energy services) would aggressively pursue efforts to expand energy marketing and utility related businesses into carefully targeted markets in an effort to increase shareholders' value. The Company believes that successful operations of its proposed unregulated business activities under a holding company structure will better position the Company in an increasingly competitive utility environment.

        The Company's bulk power operations have contributed significant earnings to the Company in recent years as a result of increased off-system sales. The Company plans to expand its wholesale power trading functions which could include an expansion of its generation portfolio. The Company continuously evaluates its physical asset acquisition strategies to ensure an optimal mix of base-load generation, peaking generation and purchased power in its power portfolio.

        In addition to the continued power trading operations, the Company will further focus on opportunities in the market place where excess capacity is disappearing and mid- to long-term market demands are growing.

        The Company's current business plan includes a 300% increase in sales and a doubling of its generating capacity through the construction or acquisition of additional power generation assets in its surrounding region of operations. Such growth will be dependent upon the Company's ability to generate $400 to $600 million to fund the Company's expansion. There can be no assurance that these competitive businesses, particularly the generation business, will be successful or, if unsuccessful, that they will not have a direct or indirect adverse effect on the Company.

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

        Although it is unable to predict the ultimate outcome of retail competition in New Mexico, the Company has been and will continue to be active at both the state and Federal levels in the public policy debates on the restructuring of the electric utility industry. The Company will continue to work with customers, regulators, legislators and other interested parties to find solutions that bring benefits from competition while recognizing the importance of reimbursing utilities for past commitments.

                              RESULTS OF OPERATIONS

       The following discussion is based on the financial information presented in Footnote 1 of the Consolidated Financial Statements - Nature of Business and Segment Information. The table below sets forth the operating results as percentages of total operating revenues for each business segment.

                          Year Ended December 31, 1999

                                       Electric    Gas       Other  Consolidated
                                       --------- --------- -------- ------------

Operating revenues...................   100.00%   100.00%   100.00%   100.00%
Cost of energy sold..................    45.95%    47.71%     0.00%    45.96%
Cost of sales and projects...........     0.00%     0.00%    91.35%     0.70%
                                       --------- --------- --------- --------
Gross Margin.........................    54.05%    52.29%     8.65%    53.35%
                                       --------- --------- --------- --------
Administrative and other costs.......     9.23%    22.15%   101.82%    12.58%
Energy production costs..............    15.27%     0.63%     0.00%    12.16%
Depreciation and amortization........     7.99%     8.35%     0.00%     8.00%
Transmission and distribution costs..     3.40%    11.92%     0.00%     5.12%
Taxes other than income taxes........     3.12%     2.98%   (15.90)%    2.94%
Income taxes.........................     3.03%    (0.14)%  (25.53)%    2.16%
                                       --------- --------- --------- --------
Total non-fuel operating expenses....    42.04%    45.90%    60.38%    42.97%
                                       --------- --------- --------- --------
Operating income.....................    12.01%     6.39%   (51.73)%   10.37%
                                       --------- --------- --------- --------

                          Year Ended December 31, 1998

Operating revenues..................    100.00%   100.00%   100.00%   100.00%
Cost of energy sold.................     37.68%    52.64%     0.00%    41.14%
Cost of sales and projects..........      0.00%     0.00%    73.93%     0.09%
                                       --------- --------- --------- --------
Gross Margin........................     62.32%    47.36%    26.07%    58.77%
                                       --------- --------- --------- --------
Administrative and other costs......      9.12%    19.13%   760.66%    12.34%
Energy production costs.............     17.90%     0.09%     0.00%    13.71%
Depreciation and amortization.......      8.41%     6.20%     4.98%     7.89%
Transmission and distribution costs.      3.85%     9.51%     0.00%     5.17%
Taxes other than income taxes.......      3.67%     2.78%    20.22%     3.48%
Income taxes........................      4.83%     1.80%  (288.94%)    3.78%
                                       --------- --------- --------- --------
Total non-fuel operating expenses...     47.78%    39.50%   496.92%    46.36%
                                       --------- --------- --------- --------
Operating income....................     14.55%     7.85%  (470.85%)   12.42%
                                       --------- --------- --------- --------

                          Year Ended December 31, 1997

Operating revenues..................    100.00%   100.00%   100.00%   100.00%
Cost of energy sold.................     33.22%    57.59%     0.00%    40.15%
Cost of sales and projects..........      0.00%     0.00%    79.39%     0.26%
                                       --------- --------- --------- --------
Gross Margin........................     66.78%    42.41%    20.61%    59.59%
                                       --------- --------- --------- --------
Administrative and other costs......      9.48%    16.10%   180.21%    11.95%
Energy production costs.............     19.10%     0.10%     0.00%    13.55%
Depreciation and amortization.......      9.42%     4.95%     0.54%     8.10%
Transmission and distribution costs.      4.41%     8.53%     0.00%     5.58%
Taxes other than income taxes.......      4.17%     2.21%     4.62%     3.61%
Income taxes........................      5.04%     2.57%   (63.13%)    4.11%
                                       --------- --------- --------- --------
Total non-fuel operating expenses...     51.63%    34.46%   122.24%    46.90%
                                       --------- --------- --------- --------
Operating income....................     15.15%     7.95%  (101.63%)   12.69%
                                       --------- --------- --------- --------

      Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

        Electric Operations - Operating revenues grew $76.8 million (9.2%) for the year to $912.0 million as a 32.9% improvement in wholesale electricity sales volume was only partially offset by the implementation of a new rate order in late July 1999 (which lowered rates by $18 million and will lower rates by $37 million annually based on expected customer growth). The Company delivered wholesale (bulk) power of 11.17 million MWh of electricity this year compared to
8.78 million MWh delivered last year, an increase of 27.2%. Retail electricity delivery was 6.8 million MWh compared to 6.7 million MWh delivered last year, a 1.5% improvement while revenues declined 2.6% as a result of the new rate order. Revenue growth for both the retail and wholesale businesses was negatively impacted by cooler temperatures in the southwest during the summer months and the availability of abundant hydro power which competes with the Company's wholesale business.

       The gross margin, or operating revenues minus cost of energy, decreased $27.6 million reflecting a decrease in gross margin as a percentage of revenues of 8.3%. This decline reflects the rate reduction discussed above and higher fuel and purchased power costs.

       Administrative and general increased $7.9 million (10.4%) for the year. This increase is due to Year 2000 ("Y2K") compliance costs (see "OTHER ISSUES FACING THE COMPANY - THE YEAR 2000 ISSUE") and costs related to the Company's implementation of its new customer billing system. In addition, the Company increased its bad debt accrual throughout 1999 by $5.5 million as a result of a significant increase in delinquent accounts due to system implementation problems (see Implementation of New Billing System below for additional discussion). These increases primarily occurred in the distribution business. As a percentage of revenues, administrative and other remained relatively constant at 9.2% and 9.1% for the years ended December 31, 1999 and 1998, respectively. This is a result of a decrease in administrative and other, as a percentage of revenues, in the generation and transmission businesses due to an increase in costs for 1998 and 1999 allocated to the partners in a jointly-owned generation plant following an audit of such costs.

       Energy production costs decreased $10.2 million (6.8%) for the year. These costs are generation related. The decrease is primarily due to reduced nuclear fuel storage costs at PVNGS. In 1998, the Company recorded a charge of $12.1 million for spent nuclear fuel at PVNGS as it was determined that alternatives to the DOE storage and disposal facilities would be necessary due to the DOE's failure to complete such facilities by 1998 as required by law. The charge represents the cost of storage for spent fuel through 1998. As a percentage of revenues, energy production costs decreased form 17.9% to 15.3%. The decrease is due to cost control and the decreased nuclear fuel storage costs.

       Depreciation and amortization increased $2.7 million (3.95%) for the year. The increase is due to pollution control improvements at certain generation plants and the impact of a new customer billing system. As a result of the additions, the Company revised its depreciation rates as required by the PRC. Depreciation and amortization as a percentage of revenues decreased from 8.4% to 8.0% reflecting an increase in energy production without a corresponding increase in plant additions.

        Transmission and distribution costs decreased $1.1 million (3.4%) for the year. As a percentage of revenues, transmission and distribution costs decreased from 3.9% to 3.4%. These decreases were primarily the result of lower maintenance costs due to the milder weather.

        Gas Operations - Operating revenues declined $19.3 million (7.5%) for the year to $236.7 million. This decline was driven by a 13.8% decline in the average rate charges per decatherm due to weak gas prices and a mild winter resulting in a 3.2% volume decrease to residential and commercial customers. Price declines were partially offset by a 7.7% volume improvement, as transportation volume posted double-digit growth of 10.3%.

       The gross margin, or operating revenues minus cost of energy, increased $2.6 million (2.2%). As a percentage of revenues, gross margin increased 4.9%. These increases are due to lower gas costs.

       Administrative and general increased $3.5 million (7.2%). This increase is mainly due to Y2K compliance costs of $2.6 million and costs related to the Company's implementation of its new customer billing system. In addition, the Company increased its bad debt accrual throughout 1999 by $2.7 million, as a result of a significant increase in delinquent accounts due to system implementation problems (see Implementation of New Billing System below for additional discussion). As a percentage of revenues, administrative and other costs increased from 19.1% to 22.5% reflecting primarily the effects of lower gas costs discussed above.

       Depreciation and amortization increased $3.9 million (24.7%) for the year. The increase is due to the impact of the new customer billing system. As a result of the addition, the Company revised its depreciation rates as required by the PRC. Depreciation and amortization, as a percentage of revenues, increased from 6.2% to 8.4% reflecting the effects of lower gas costs discussed above and plant additions.

       Transmission and distribution expenses increased $3.9 million (16.1%) for the year. The increase is primarily due to Y2K compliance costs (see "OTHER ISSUES FACING THE COMPANY - THE YEAR 2000 ISSUE"). Transmission and distribution expenses, as a percentage of revenues, increased from 9.5% to 11.9%, reflecting the effects of lower gas costs discussed above and the Y2K compliance costs.

       Other - Other includes the Company's unregulated businesses, including Avistar and certain corporate functions. The unregulated businesses contributed $8.9 million in revenues in 1999 compared to $1.3 million in 1998. Operating loss for the unregulated businesses decreased from $5.8 million in 1998 to $4.6 million in 1999 reflecting their expansion.

        Consolidated - Other income and deductions, net of taxes, increased $7.5 million for the year to $30.2 million due to the recording of interest income from the PVNGS Capital Trust. In addition, other income included certain one-time gains. The Company recognized $4.2 million of equity income from a passive investment and a gain of $1.2 million as a result of closing down of coal mining reclamation activities in an inactive subsidiary.

        Net interest charges increased $7.5 million for the year to $70.7 million as a result of the issuance of $435 million in senior unsecured notes in August 1998, which replaced first mortgage bonds with a lower interest rate, and the issuance of pollution control revenue bonds of $11.5 million in October 1999. This was partially offset by the retirement of $31.6 million of senior unsecured notes in June and August 1999 and a decrease in short-term debt interest charges due to lower short-term borrowings in 1999.

        The Company's consolidated income tax expense, before the cumulative effect of accounting change and discontinued operations, was $42.3 million, a decrease of $14 million for the year. The Company's income tax effective rate, before the cumulative effect of accounting change and discontinued operations, decreased from 37.2% to 34.7%. This decrease is primarily due to the favorable tax treatment received on the equity income discussed above. The investment income qualifies for the 80% dividends received deduction under Internal Revenue Service regulations.

        The Company's net earnings from continuing operations for the year ended December 31, 1999, were $79.6 million compared to $95.1 million for the year ended December 31, 1998. Earnings per share from continuing operations on a diluted basis were $1.93 compared to $2.25 for the year ended December 31, 1998. Diluted weighted average shares outstanding were 41.1 million and 42.1 million in 1999 and 1998, respectively. The decrease reflects the common stock repurchase program in 1999. The 1999 results were negatively impacted by the electric rate reduction in the third quarter, increased fuel and purchased power costs, a weak gas market and cooler weather in the West during the summer months. In addition, costs related to Y2K compliance and the implementation of the new customer billing system increased costs. This impact was partially offset by the gains recorded in other income.

       Discontinued Operations - In August 1998, the Company adopted a plan to discontinue the natural gas trading operations of its Energy Services Business Unit and completely discontinued these operations on December 31, 1998. Losses from discontinued operations, net of taxes, for the year ended December 31, 1998, were $12.4 million, or $0.30 per common share. These losses did not recur in 1999.

        Cumulative Effect of a Change in Accounting Principle - Effective January 1, 1999, the Company adopted EITF Issue No. 98-10. The effect of the initial application of the new standard is reported as a cumulative effect of a change in accounting principle. As a result, the Company recorded additional earnings, net of taxes, of approximately $3.5 million, or $0.08 per common share, to recognize the gain on net open physical electricity purchase and sales commitments considered to be trading activities.

      Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

         Electric Operations - Operating revenues grew $112.8 million (15.6%) for the year to $835.2 million. The Company delivered wholesale (bulk) power of
8.8 million MWh of electricity this year compared to 6.9 million MWh delivered last year, an increase of 27.5%. Retail electricity delivery was 6.7 million MWh compared to 6.5 million MWh delivered last year, a 3.1% improvement. Retail revenues increased 3.3%. Revenue growth for the wholesale business was positively impacted by an unusually hot summer in Arizona and California.

       The gross margin or  operating  revenues  minus cost of energy  increased
38.0 million; however, gross margin as a percentage of revenues decreased by 4.5%. This is the result of increased purchases for resale as wholesale power marketing activities increased.

       Administrative and general increased $7.7 million (11.2%) for the year as a result of increased Y2K compliance costs and an increase in certain benefit costs. As a percentage of revenues, administrative and other decreased from 9.5% to 9.1%.

       Energy production costs increased 10.8 million (7.8%) for the year as a result of a charge of $12.1 million for spent nuclear fuel costs at PVNGS (See "Year Ended December 31, 1999, compared to Year Ended December 31, 1998--Electric Operations"). These costs are generation related. As a percentage of revenues, energy production costs decreased from 19.1% to 17.9%.

       Depreciation and amortization increased 2.1 million (3.1%) for the year as a result of utility plant improvements and the write-off of certain unamortized computer software to depreciation and amortization expense. Depreciation and amortization as a percentage of revenues decreased from 9.4% to 8.4%.

       Transmission and distribution costs decreased $1.2 million (3.8%) for the year as a result of lower maintenance costs. As a percentage of revenues, transmission and distribution costs decreased from 4.1% to 3.9%.

       Gas Operations - Operating revenues declined $38.8 million (13.2%) for the year to $256.0 million. This decline was driven by a 13.8% decline in the average rate charges per decatherm. Total gas throughput volume increased 1.3%, while residential and commercial volume decreased 1.5%.

       The gross margin or operating revenues minus cost of energy decreased $3.8 million (3.0%) as a result of warmer weather conditions in 1998. As a percentage of revenues, gross margin increased 4.9%.

       Administrative and general increased $1.5 million (3.2%) for the year as a result of increased Y2K compliance costs and an increase in certain benefits costs. As a percentage of revenues, administrative and other costs increased from 16.1% to 19.1%.

       Depreciation and amortization increased $1.0 million (6.7%) for the year as a result of the write-off of certain retired plant assets to depreciation and amortization expense. Depreciation and amortization, as a percentage of revenues, increased from 5.0% to 6.2%.

       Transmission and distribution expenses decreased $0.8 million (3.2%) for the year as a result of higher maintenance costs in 1997 for items that did not reoccur in 1998. Transmission and distribution expenses, as a percentage of revenues, increased form 8.5% to 9.5%.

       Other - Other includes the Company's unregulated business, which were incorporated as Avistar in 1999, and certain corporate functions. The unregulated businesses contributed $1.3 million in revenues in 1998 compared to $3.3 million in 1997. Operating loss for the unregulated businesses increased from $3.3 million in 1997 to $5.8 million in 1998. The remaining costs represent corporate administrative costs.

       Consolidated - Net other income and deductions increased $9.5 million over a year ago as a result of the investment income, proceeds from a litigation settlement and the reversal of a gas rate case reserve.

       Net interest charges increased $7.0 million in 1998 due to the issuance of $435 million of SUNs and increased short-term borrowings for the retirement of $140 million of first mortgage bonds.

       The Company's consolidated income tax expense, before discontinued operations, was $56.3 million, an increase of $6.0 million for the year. The Company's income tax effective rate, before discontinued operations, increased from 36.8% to 37.2%.

       The Company's net earnings from continuing operations for the year ended December 31, 1998, were $95.1 million compared to $86.5 million for the year ended December 31, 1997. Earnings per share from continuing operations on a diluted basis were $2.25 compared to $2.05 for the year ended December 31, 1997. Diluted weighted average shares outstanding were 42.1 million and 42.0 million in 1998 and 1997, respectively.

       Discontinued Operations - In August 1998, the Company adopted a plan to discontinue the natural gas trading operations of its Energy Services Business Unit and completely discontinued these operations on December 31, 1998. Losses from discontinued operations, net of taxes, for the year ended December 31, 1998, were $12.4 million, including a charge of $5.1 million for estimated loss on disposal, compared to $5.5 million in 1997. Loss per share, net of tax benefit, on a diluted basis for the discontinued operations was $0.30 and $0.13 for 1998 and 1997, respectively.

                         LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1999, the Company had working capital of $167 million including cash and cash equivalents of $120.4 million. This is an increase in working capital of $87.8 million. This increase is primarily the result of an increase in cash and cash equivalents of $59.1 million and a reduction in short-term debt of $26.6 million, partially offset by an increase in accounts payable, reflecting higher year-over-year business levels.

        Cash generated from operating activities was $214.5 million, an increase of $3.5 million from 1998. This increase was offset by an increase in accounts receivable of $30.2 million due to billing problems associated with the new customer billing system (see Implementation of New Billing System below).

         Cash used for investing activities was $55.9 million in 1999 compared to $340.1 million in 1998. This decreased spending reflects lower construction expenditures in 1999 of $32.3 million and the liquidation of insurance-based investments in the nuclear decommissioning trust of $26.6 million (see financing activities for the payment of decommissioning debt of $26.6 million). In addition, in 1998, the Company purchased $215.7 million of debt underlying certain of its leases of PVNGS.

        Cash used for financing activities was $99.5 million in 1999. This increase is the result of the repurchase of $31.6 million of senior unsecured notes, $26.6 million of loan repayments associated with nuclear decommissioning trust activities and an $18.8 million stock repurchase by the Company. Cash provided from financing activities in 1998 was $173 million and included proceeds from the issuance of senior unsecured notes of $435 million and repayment of short-term borrowings of $231.3 million.

Capital Requirements

        Total capital requirements include construction expenditures as well as other major capital requirements and cash dividend requirements for both common and preferred stock. The main focus of the Company's construction program is upgrading generating systems, upgrading and expanding the electric and gas transmission and distribution systems and purchasing nuclear fuel. Projections for total capital requirements and construction expenditures for 2000 are $250.9 million and $219.1 million, respectively. Such projections for the years 2000 through 2004 are $1.2 billion and $1.1 billion, respectively. These estimates are under continuing review and subject to on-going adjustment (see Competitive Strategy above).

        The Company's construction expenditures for 1999 were entirely funded through cash generated from operations. The Company currently anticipates that internal cash generation and current debt capacity will be sufficient to meet capital requirements for the years 2000 through 2004. To cover the difference in the amounts and timing of cash generation and cash requirements, the Company intends to use short-term borrowings under its liquidity arrangements.

Liquidity

        At the end of February 2000, the Company had $175 million of available liquidity arrangements, consisting of $150 million from a senior unsecured revolving credit facility ("Credit Facility"), and $25 million in local lines of credit. The Credit Facility will expire in March 2003. There were no outstanding borrowings as of February 29, 2000.

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

       On August 26, 1999, two major credit rating agencies, Moody's Investors Services, Inc. ("Moody's") and Standard and Poor's Corp. ("S&P") upgraded the Company's securities following the rate order by the PRC (see "OTHER ISSUES FACING ATHE COMPANY - Electric Rate Case" below). The Company's rating outlook by both rating agencies is "stable". Moody's upgrades include the Company's senior unsecured notes and senior unsecured pollution control revenue bonds to "Baa3" from "Ba1"; and preferred stock to "ba1" from "b1". The EIP lease obligation bonds were also upgraded to "Ba1" from "Ba2". S&P also upgraded, among other things, the Company's senior unsecured debt and bank loan credit rating to BBB- from BB+. Investors are cautioned that a security rating is not a recommendation to buy, sell or hold securities, that it may be subject to revision or withdrawal at any time by the assigning rating organization, and that each rating should be evaluated independently of any other rating.

       These rating actions reflect the resolution of the Company's litigious electric rate case that began in 1997 and the passage of the Restructuring Act (see "Overview" above) that allows utilities to recover no less than fifty percent of their stranded costs. If certain conditions identified in the state law are met, utilities may be allowed recovery of up to one hundred percent of stranded costs. The rating agencies believe that the combination of these two events reduces a large component of regulatory and legislative uncertainty, which collectively help to support the Company's long-term prospects for maintaining cash flow and earning stability. Future rating actions for the Company's securities will depend in large part on the filing with the PRC relating to numerous restructuring issues, including the Company's plan to separate the utility into a generation business and a distribution and transmission business as required by the recently enacted state law. The Company is required to file a transition plan with the PRC by June 1, 2000.

       Covenants in the Company's PVNGS Units 1 and 2 lease agreements (see PART I, ITEM 2. - "PROPERTIES - Nuclear Plant") limit the Company's ability, without consent of the owner participants in the lease transactions: (i) to enter into any merger or consolidation, or (ii) except in connection with normal dividend policy, to convey, transfer, lease or dividend more than 5% of its assets in any single transaction or series of related transactions. The Credit Facility imposes similar restrictions regardless of credit ratings.

Financing Activities

        In 1999, the Company retired $31.6 million of its 7.1% senior unsecured notes through open market purchases, utilizing the funds from operations and the funds from temporary investments. In January 2000, the Company reacquired $35.0 million of its 7.5% senior unsecured notes through open market purchases. On October 28, 1999, tax-exempt pollution control revenue bonds of $11.5 million with an interest rate of 6.60% were issued to partially reimburse the Company for expenditures associated with its share of a recently completed upgrade of the emission control system at SJGS.

       The Company currently has no requirements for long-term financings during the period of 2000 through 2004 except as part of its implementation of its holding company plan. However, during this period, the Company could enter into long-term financings for the purpose of strengthening its balance sheet and reducing its cost of capital. The Company continues to evaluate its investment and debt retirement options to optimize its financing strategy and earnings potential. No additional first mortgage bonds may be issued under the Company's mortgage. The amount of SUNs that may be issued is not limited by the SUNs indenture. However, debt to capital requirements in certain of the Company's financial instruments would ultimately restrict the Company's ability to issue SUNs.

       Implementation of the Company's holding company plan will not result in any change in the consolidated outstanding indebtedness of the Company. In connection with the transfer of the regulated business by the Company to UtilityCo and the permanent debt financing for the assets to be transferred, subject to the receipt of the necessary regulatory and other approvals, UtilityCo may make an offer to holders of the Company's public senior unsecured notes ($403 million outstanding as of December 31, 1999) to exchange these notes for newly-issued senior unsecured notes of UtilityCo with substantially the same terms as the existing notes. Alternatively, some or all of these notes could continue to be equity securities of Energy depending on the results of any exchange offer or if it is more appropriate to capitalize UtilityCo with newly issued debt and use the proceeds from this debt issue to purchase a portion of the assets to be transferred to UtilityCo from Energy. It is currently planned that $586 million of currently outstanding pollution control revenue bonds (secured by senior unsecured notes and first mortgage bonds) will remain as a debt obligation of Energy after the share exchange and corporation separation since these bonds were issued to finance the ownership and operation of electric generation assets.

        The Company's preferred stock ($12.8 million outstanding as of December 31, 1999), will remain an equity security of Energy after the share exchange unless an exchange offer is made by UtilityCo and accepted by all holders or the preferred stock is redeemed by the Company. Depending on the results of any exchange for the Company's preferred stock, some or all of the preferred stock could remain an equity security of Energy or become a new equity security of UtilityCo.

Stock Repurchase

        In March 1999, the Company's board of directors approved a plan to repurchase up to 1,587,000 shares of the Company's outstanding common stock with maximum purchase price of $19.00 per share. In December 1999, the Company's board of directors authorized the Company to repurchase up to an additional $20.0 million of the Company's common stock. As of December 31, 1999, the Company repurchased 1,070,700 shares of its previously outstanding common stock at a cost of $18.8 million. From January 2, 2000 through February 29, 2000, the Company repurchased an additional 963,284 shares of its outstanding common stock at a cost of $15.7 million. The Company may from time-to-time repurchase additional common stock for various corporate purposes.

Dividends

        The Company resumed the payment of cash dividends on common stock in May 1996. The Company's board of directors reviews the Company's dividend policy on a continuing basis. The payment of future dividends will depend on a number of factors, including the extent to which cash flows will support dividends, the availability of retained earnings, the financial circumstances and performance of the Company, the PRC's decisions on the Company's various regulatory cases currently pending, the effect of deregulating generation markets and market economic conditions generally. In addition, the ability to recover stranded costs in deregulation, future growth plans and the related capital requirements and standard business considerations will also affect the Company's ability to pay dividends.

Capital Structure

        The Company's capitalization, including current maturities of long-term debt, at December 31 is shown below:

                                                       1999       1998
                                                       ----       ----

         Common Equity..............................   46.7%      45.4%
         Preferred Stock............................    0.7        0.7
         Long-term Debt.............................   52.6       53.9
                                                      -----      -----
            Total Capitalization*...................  100.0%     100.0%
                                                      =====      =====

        *Total capitalization does not include as debt the present value ($161 million as of December 31, 1999) of the Company's lease obligations for PVNGS Units 1 and 2 and EIP.

                         OTHER ISSUES FACING THE COMPANY

THE RESTRUCTURING ACT AND THE FORMATION OF HOLDING COMPANY

        The Restructuring Act requires that assets and activities subject to the PRC jurisdiction, primarily electric and gas distribution, and transmission assets and activities (collectively, the "Regulated Business"), be separated from other competitive business, primarily electric generation and service and certain other energy services (collectively, "the Deregulated Competitive Businesses"). Such separation is required to be accomplished through the creation of at least two separate corporations. The Company has decided to accomplish the mandated separation by the formation of a holding company and the transfer of the Regulated Businesses to a newly-created, wholly owned subsidiary of the holding company, subject to various regulatory approvals. The holding company structure is expressly authorized by the Restructuring Act. Corporate separation of the Regulated Business from the Deregulated Competitive Businesses must be completed by January 1, 2001, although the date may be extended by up to one year by the PRC. Completion of corporate separation will require a number of regulatory approvals by, among others, the PRC and the Nuclear Regulatory Commission.

        Completion will also require shareholder approval and a number of other consents from creditors and lessors. Completion may also entail significant restructuring activities with respect to the Company's existing liquidity arrangements and the Company's publicly-held senior unsecured notes of which $403.4 million were outstanding as of December 31, 1999. Holders of the Company's senior unsecured notes, $135 million at 7.5% and $268.4 million at 7.1%, may be offered the opportunity to exchange their securities for similar senior unsecured notes of the newly created regulated business (see "Liquidity and Capital Resources - Financing Activities" above).

Regulated Business

         The Regulated Business comprised approximately 47.9% of the Company's total assets and contributed approximately 39.6% of the Company's operating revenues and approximately 61.1% of the Company's operating income before interest charges in 1999.

Stranded Costs

         The Restructuring Act recognizes that electric utilities should be permitted a reasonable opportunity to recover an appropriate amount of the costs incurred previously in providing electric service ("stranded costs"). Stranded costs include plant decommissioning costs, regulatory assets, lease and lease-related costs recognized under cost-of-service regulation. Utilities will be allowed to recover no less than 50% of such costs through a non-bypassable charge on all customer bills for five years after implementation of customer choice. The PRC could authorize a utility to recover up to 100% of its stranded costs if the PRC finds that recovery of more than 50%: (i) is in the public interest; (ii) is necessary to maintain the financial integrity of the public utility; (iii) is necessary to continue adequate and reliable service; and (iv) will not cause an increase in rates to residential or small business customers during the transition period. While recoverable stranded costs will be collected as part of the regulated business, it is anticipated that such collections would be paid to the Company and be part of the revenues available to the competitive businesses subsequent to restructuring. However, no determination and quantification of stranded cost recovery has yet been made by the PRC. Such determination will have a material impact on the consolidated financial results and position of the Company.

Transition Cost Recovery

        Pursuant to the Restructuring Act, utilities will also be allowed to recover in full any prudent and reasonable costs incurred in implementing full open access ("transition costs"). The transition costs will be recovered through 2007 by means of a separate wires charge. The Company estimates that these costs will be in excess of $50 million. Transition costs include, but are not limited to, professional fees, financing costs including underwriting fees, consents relating to the transfer to assets, management information system changes including billing system changes and public and customer education and communications. Recoverable transition costs are currently being capitalized and will be amortized over the recovery period to match related revenues. Recovery of any transition costs, which are not deemed recoverable by the PRC, may be vigorously pursued through all remedies available to the Company with the ultimate outcome uncertain. Costs not recoverable will be expensed when incurred unless these costs are otherwise permitted to be capitalized under current and future accounting rules. If the amount of nonrecoverable transition costs is material, the resulting charge to earnings may have a material impact on the consolidated financial results and position of the Company.

Deregulated Competitive Businesses

        The Deregulated Competitive Businesses which would be retained by the Company include the Company's interests in generation facilities, including
PVNGS, Four Corners, and SJGS, together with the pollution control facilities which have been financed with pollution control revenue bonds. Approximately $586 million in pollution control revenue bonds would remain as obligations of the generation subsidiary, as would certain other of the Company's long-term obligations. The Deregulated Competitive Businesses would not be subject to regulation by the PRC. Under the Company's restructuring plan, the Company's bondholders will continue to hold obligations of the Company following restructuring. Since the Restructuring Act requires significant changes in the assets and businesses of the Company, the bondholders will be accepting the risks involved in those changes.

        The Company will continue its Deregulated Competitive Business following the restructuring, which will be subject to market conditions. Following the separation as required by the Restructuring Act, in support of its wholesale trading operations, the Company is targeting to double its generating capacity and triple its sales volume. Recently, the Company formed a non-regulated subsidiary, Avistar, in August 1999, to implement competitive business strategies. Avistar provides services in the areas of utility management for municipalities and other communities, remote metering and development of energy conservation and supply projects for federal government facilities. The Company does not anticipate an earnings contribution from Avistar over the next few years.

NRC Prefunding

        Pursuant to NRC rules on financial assurance requirements for the decommissioning of nuclear power plant, the Company has a program for funding its share of decommissioning costs for PVNGS through a sinking fund mechanism (see PART I - ITEM 2. PROPERTIES - ELECTRIC - Nuclear Plant - PVNGS Decommissioning Funding"). The NRC rules on financial assurance became effective on November 23, 1998. The amended rules provide that a licensee may use an external sinking fund as the exclusive financial assurance mechanism if the licensee recovers estimated decommissioning costs through cost of service rates or a "non-bypassable charge". Other mechanisms are prescribed, such as prepayment, surety methods, insurance and other guarantees, to the extent that the requirements for exclusive reliance on the fund mechanism are not met.

         The Restructuring Act allows for the recoverability of 50% up to 100% of stranded costs including decommissioning costs (see "Stranded Costs"). If the Company is unable to meet the requirements of the NRC rules permitting the use of an external sinking fund because it is unable to recover all of its estimated decommissioning costs through a non-bypassable charge, the Company may have to pre-fund or find a similarly capital intensive means to meet the NRC rules. There can be no assurance that such an event will not negatively affect the funding of the Company's growth plans.

        In addition, as part of the determination and quantification of the stranded costs related to the decommissioning, the Company will have to estimate future decommissioning costs. If the Company's estimate proves to be less than the actual costs of decommissioning, any cost in excess of the amount allowed through stranded cost recovery may not be recoverable. Such excess costs, if any, will also be subject to the pre-funding requirements discussed above.

Competition

         Under current law, PNM is not in any direct retail competition with any other regulated electric and gas utility. Nevertheless, PNM is subject to varying degrees of competition in certain territories adjacent to or within areas it serves that are also currently served by other utilities in its region as well as cooperatives, municipalities, electric districts and similar types of government organizations.

         The Restructuring Act opens the state's electric power market to customer choice for certain customers beginning in 2001 and the balance of customers in 2002. As a result, the Company may face competition from companies with greater financial and other resources. There can be no assurance that the Company will not face competition in the future that would adversely affect its results.

         It is the current intention to have the Company's Deregulated Competitive Businesses engage primarily in energy-related businesses that will not be regulated by state or Federal agencies that currently regulate public utilities (other than the FERC and NRC). These competitive businesses, including the generation business, will encounter competition and other factors not previously experienced by the Company, and may have different, and perhaps greater, investment risks than those involved in the regulated business that will be engaged in by the Regulated Businesses. Specifically, the passage of the Restructuring Act and deregulation in the electric utility industry generally is likely to have an impact on the price and margins for electric generation and thus, the return on the investment in electric generation assets. In response to competition and the need to gain economies of scale, electricity producers will need to control costs to maintain margins, profitability and cash flow that will be adequate to support investments in new technology and infrastructure. The Company will have to compete directly with independent power producers, many of whom will be larger in scale, thus creating a competitive advantage for such producers due to scale efficiencies. The Company's current five year business plan includes a 300% increase in sales and through doubling the construction or acquisition of additional power generation assets in its surrounding region of operations. Such growth will be dependent upon the Company's ability to generate $400 to $600 million to fund the deregulated competitive expansion. There can be no assurance that these Deregulated Competitive Businesses, particularly the generation business, will be successful or, if unsuccessful, that they will not have a direct or indirect adverse effect on the Company.

IMPLEMENTATION OF NEW BILLING SYSTEM

         On November 30, 1998, the Company implemented a new customer billing system. Due to a significant number of problems associated with the implementation of the new billing system, the Company was unable to generate appropriate bills for all its customers through the first quarter of 1999 and was unable to analyze delinquent accounts until November 1999.

        Under PRC rules and PRC approved Company rules, the Company is required to issue customer bills on a monthly basis. The Company was granted a temporary variance, and the PRC began a hearing on whether the Company violated PRC rules, regulations or orders or the New Mexico Public Utility Act. The investigation was concluded on November 2, 1999, without the PRC imposing any civil penalty on the Company and with an approved stipulation that the Company be permitted to bill an additional service charge to customers who were not billed the appropriate electric service charge and/or gas access fee. The stipulation was limited to approximately $0.7 million in the November and December billing cycles.

        Because of the implementation issues associated with the new billing system, the Company estimated retail gas and electric revenues through July 1999. Beginning with August 1999, the Company was able to determine actual revenues for all prior periods affected and began reconciling with previously estimated revenues. In December 1999, the Company completed its reconciliation of system revenues. As a result, 1999 revenues represented actual revenues as determined by the new billing system. The resulting reconciliation did not materially impact recorded revenues. However, a significant number of individual accounts required corrections.

        As a result of the delay of normal collection activities, the Company incurred a significant increase in delinquent accounts, many of which occurred with customers that no longer have active accounts with the Company. As a result, the Company significantly increased its bad debt accrual throughout 1999.

       The following is a summary of the allowance for doubtful accounts during 1999, 1998 and 1997:

                                                        1999     1998    1997
                                                      --------  ------- -------
                                                           (In thousands)
 Allowance for doubtful accounts beginning
   of year.........................................   $   836   $  783  $  709
 Bad debt accrual..................................    11,496    3,325   3,378
 Less:  Write off (adjustments) of
        uncollectible accounts ....................      (172)   3,272   3,304
                                                      --------  ------- -------
 Allowance for doubtful accounts, end of year .....   $12,504   $  836  $  783
                                                      ========  ======= =======

ELECTRIC RATE CASE

        In November 1998, the NMPUC issued a final order in the Company's electric rate case, requiring the Company to reduce rates in 1999 by $60.2 million, by $25.6 million in 2000 and by an additional $25.6 million in 2001. The rate reduction order reflected, among other things, the revaluation of the Company's generation resources based on a so-called "market-based price" and the finding by the NMPUC that recovery of stranded costs is illegal. In December 1998, the Company appealed the rate case order to the New Mexico Supreme Court ("Supreme Court").

        On March 15, 1999, the Supreme Court issued a ruling, vacating the NMPUC order on the Company's electric rate case and remanding the case to the PRC, the successor of the NMPUC, for further proceedings.

        On August 25, 1999, the PRC issued an order approving a settlement. The PRC ordered the Company to reduce its electric rates by $34.0 million retroactive to July 30, 1999. In addition, the order includes a rate freeze until retail electric competition is fully implemented in New Mexico or until January 1, 2003. The settlement will reduce annual revenues by an estimated $37.0 million based on expected customer growth and will reduce electric distribution operating revenues in the year 2000 by approximately $20 million.

        As part of the settlement, the Company agreed that certain language changes to the tariff KAFB currently takes service under be set for a separate hearing before the PRC. Hearings on this issue have not yet been scheduled. KAFB has not renewed its power service contract with the Company that expired in December 1999 (see ITEM 3. - "LEGAL PROCEEDINGS - OTHER PROCEEDINGS - Kirtland Air Force Base ("KAFB") Contract").

EFFECTS OF CERTAIN PENDING EVENTS ON FUTURE REVENUES

        The Company's contract with SDG&E to provide electricity will expire in April of 2001. SDG&E has notified the Company that it will not renew its contract. The Company currently estimates that the net revenue reduction resulting from the expiration of the SDG&E contract will be approximately $20 million annually. In addition, there is currently ongoing litigation between the Company and SDG&E regarding prior years' contract pricing.

        On October 4, 1999, Western, filed a petition at the FERC requesting the FERC to consider, on an expedited basis, ordering the Company to provide network transmission service to Western under the Company's Open Access Transmission Tariff on behalf of the DOE as contracting agent for KAFB. The Company intends to litigate this matter vigorously. The net revenue reduction to the Company if the Company is replaced as the power supplier to KAFB is estimated to be approximately $7.0 million annually.

        A further discussion of these and other legal proceedings can be found in PART I, ITEM 3. - "LEGAL PROCEEDINGS" in this Annual Report on Form 10-K.

THE YEAR 2000 ISSUE

        The Company experienced no year 2000 failures of its electric generation or its gas and electric distribution and transmission systems during the critical year 2000 transition period. Further, the Company has experienced no failures in any of these systems in the ensuing period. As a result, no customers experienced a year 2000 related disruption to their gas or electric service.

        The Company anticipates that minor, previously undetected, programming issues might surface during the year 2000. These are not expected to impact the Company's customers.

        During 1999, the Company expended $15.3 million on the Year 2000 Project for a total expenditure of $20.7 million through the end of 1999. The Company expects to spend approximately $175 thousand in 2000 on efforts to finalize project documentation and to file reports with various regulatory agencies.

COAL FUEL SUPPLY

        The coal requirements for the SJGS are being supplied by SJCC, a wholly owned subsidiary of BHP, from certain Federal, state and private coal leases under a Coal Sales Agreement, pursuant to which SJCC will supply processed coal for operation of the SJGS until 2017. The primary sources of coal for current operations are a mine adjacent to the SJGS and a mine located approximately 25 miles northeast of the SJGS in the La Plata area of northwestern New Mexico. Additional coal resources will be required. The Company is currently in discussions regarding alternatives.

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

       The Company was notified during the fourth quarter of 1998 that the MMS agreed to a mediation of the claims. It is the Company's understanding that the mediation has not yet occurred. The Company is unable to predict the outcome of this matter and the Company's exposures have not yet been assessed.

       In 1996, the Company was notified by SJCC that the Navajo Nation has proposed to select certain properties within the San Juan and La Plata Mines (the "mining properties") pursuant to the Navajo-Hopi Land Settlement Act of 1974 (the "Act"). The mining properties are operated by SJCC under leases from the BLM and comprise a portion of the fuel supply for the SJGS. An administrative appeal by SJCC is pending. In the appeal, SJCC expressed concern that transfer of the mining properties to the Navajo Nation may subject the mining operations to taxation and additional regulation by the Navajo Nation, both of which could increase the price of coal that might potentially be passed on to the SJGS through the existing coal sales agreement. The Company is monitoring the appeal and other developments on this issue and will continue to assess potential impacts to the SJGS and the Company's operations. The Company is unable to predict the ultimate outcome of this matter.

FUEL, WATER AND GAS NECESSARY FOR GENERATION OF ELECTRICITY

        The Company's generation mix for 1999 was 69.0% coal, 30.0% nuclear and 1.0% gas and oil. Due to locally available natural gas and oil supplies, the utilization of locally available coal deposits and the generally abundant supply of nuclear fuel, the Company believes that adequate sources of fuel are available for its generating stations (see "COAL FUEL SUPPLY" above).

        Water for Four Corners and SJGS is obtained from the San Juan River. BHP holds rights to San Juan River water and has committed a portion of such rights to Four Corners through the life of the project. The Company and Tucson have a contract with the USBR for consumption of 16,200 acre feet of water per year for the SJGS, which contract expires in 2005. In addition, the Company was granted the authority to consume 8,000 acre feet of water per year under a state permit that is held by BHP. The Company is of the opinion that sufficient water is under contract for the SJGS through 2005. Currently, the Company is in discussions with the Jicarilla Apache Tribe for a twenty-seven year contract, beginning in 2006, for a replacement of the current USBR contract for 16,200 AF of water. The Company cannot predict the outcome of these discussions but expects to obtain a replacement water supply for the USBR contract that expires in 2005. Various environmental approvals will likely be required for a replacement water supply. The Company is actively involved in the San Juan River Recovery Implementation Program to mitigate any concerns with the taking of the negotiated water supply from a river that contains endangered species and critical habitat. As a result, the Company believes that adequate sources of water are available for its generating stations.

        PNMGS obtains its supply of natural gas primarily from sources within New Mexico pursuant to contracts with producers and marketers. These contracts are generally sufficient to meet PNMGS' peak-day demand. PNMGS serves certain cities which depend on EPNG or Transwestern Pipeline Company for transportation of gas supplies. Because these cities are not directly connected to PNMGS' transmission facilities, gas transported by these companies is the sole supply source for those cities. The Company believes that adequate sources of gas are available for its distribution systems.

COMPLIANCE WITH ENVIRONMENTAL LAWS AND REGULATIONS

        The Company's operations are subject to various federal, state, local and tribal environmental laws and regulations, including, but not limited to, those governing discharges into the air and water, the storage, handling and disposal of solid and hazardous wastes, the remediation of soil and groundwater contaminated by hazardous substances or wastes, and the health and safety of employees particularly as it relates to the Company's coal, gas and nuclear based electric generation assets. Compliance with environmental laws, stricter interpretations of or amendments to such laws, or more vigorous enforcement policies by regulatory agencies may require material expenditures by the Company. The nature of the Company's current and former operations and the history of industrial uses at some of its facilities result in exposure to the risk of liabilities or claims with respect to environmental and worker health and safety matters. In addition, under certain environmental laws, a current or previous owner or operator of property may be jointly and severally liable for the costs of investigation, removal or remediation of certain substances on, under, or in such property, without regard to negligence or fault. The presence of, or failure to remediate properly, such substances may adversely affect the ability to sell or rent such property or to borrow using such property as collateral. In addition, persons who generate, arrange for the disposal or treatment of, or dispose of, hazardous substances may be jointly and severally liable for the costs of investigation, remediation or removal of such hazardous substances at or from the disposal or treatment facility, regardless of whether the facility is owned or operated by such person. Responsible parties also may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site.

Labor Union Negotiations

        The Company and the International Brotherhood of Electrical Workers ("IBEW") Local Union 611 will enter into negotiations for a successor agreement during the later part of the first quarter of 2000. The current collective bargaining agreement, which covers the 654 bargaining unit employees in the Company's regulated operations, expires on May 1, 2000. The Company's negotiating team is currently preparing for the upcoming negotiations. While the Company believes that its relations with its employees are satisfactory, a dispute between the Company and its employees' representative could have a material adverse effect on the Company.

Navajo Nation Tax Issues

        APS, the operating agent for Four Corners, has informed the Company that in March 1999, APS initiated discussions with the Navajo Nation regarding various tax issues in conjunction with the expiration of a tax waiver, in July 2001, which was granted by the Navajo Nation in 1985. The tax waiver pertains to the possessory interest tax and the business activity tax associated with the Four Corners operations on the reservation. The Company believes that the resolution of these tax issues will require an extended process and could potentially affect the cost of conducting business activities on the reservation. The Company is unable to predict the ultimate outcome of discussions with Navajo Nation regarding these tax issues.

NEW AND PROPOSED ACCOUNTING STANDARDS

        Decommissioning: The Staff of the Securities and Exchange Commission ("SEC") has questioned certain of the current accounting practices of the electric industry regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in financial statements of electric utilities. In response to these questions, the FASB has a project on its agenda to review the accounting for closure and removal costs, including decommissioning of nuclear power plants. If current electric industry accounting practices for nuclear power plant decommissioning are changed, the estimated cost for decommissioning could be recorded as a liability with recognition of an increase in the cost of the related nuclear power plant. The Company does not believe that such changes, if required, would have a material adverse effect on results of operations.

       EITF Issue 99-14, Recognition of Impairment Losses on Firmly Committed Executory Contracts: The Emerging Issues Task Force ("EITF") has added an issue to its agenda to address impairment of leased assets. A significant portion of the Company's nuclear generating assets are held under operating leases. Based on the alternative accounting methods being explored by the EITF, the related financial impact of the future adoption of EITF Issue No. 99-14 should not have a material adverse effect on results of operations. However, a complete evaluation of the financial impact from the future adoption of EITF Issue No. 99-14 will be undeterminable until EITF deliberations are completed and stranded cost recovery issues are resolved.

       Accounting for Derivative  Instruments and Hedging Activities,  SFAS 133:
SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement also requires that changes in the derivatives' fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivative gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company is in the process of reviewing and identifying all financial instruments currently existing in the Company in compliance with the provisions of SFAS 133. It is likely that the adoption of SFAS 133 will add volatility to the Company's operating results and/or asset and liability valuations reflecting the impact of mark-to-market accounting for commodity contracts. In June 1999, Financial Accounting Standards Board ("FASB") issued SFAS 137 to amend the effective date for the compliance of SFAS 133 to January 1, 2001.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

       The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful, cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. Words such as "estimates," "expects," "anticipates," "plans," "believes," "projects," and similar expressions identify forward-looking statements. Accordingly, the Company hereby identifies the following important factors which could cause the Company's actual financial results to differ materially from any such results which might be projected, forecasted, estimated or budgeted by the Company in forward-looking statements: (i) adverse actions of utility regulatory commissions; (ii) utility industry restructuring; (iii) failure to recover stranded costs; (iv) the inability of the Company to successfully compete outside its traditional regulated market; (v) regional economic conditions, which could affect customer growth; (vi) adverse impacts resulting from environmental regulations; (vii) loss of favorable fuel supply contracts or inability to negotiate new fuel supply contracts; (viii) failure to obtain water rights and rights-of-way; (ix) operational and environmental problems at generating stations; (x) the cost of debt and equity capital; (xi) weather conditions; and (xii) technical developments in the utility industry.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The Company uses derivative financial instruments in limited instances to manage risk as it relates to changes in natural gas and electric prices and adverse market changes for investments held by the Company's various trusts. The Company is exposed to credit losses in the event of non-performance or non-payment by counterparties. The Company uses a credit management process to assess and monitor the financial conditions of counterparties. The Company also uses, on a limited basis, certain derivative instruments for bulk power electricity trading purposes in order to take advantage of favorable price movements and market timing activities in the wholesale power markets. Information about market risk is set forth in Note 5 to the Notes to the Consolidated Financial Statements and incorporated by reference. The following additional information is provided.

        The Company uses value at risk ("VAR") to quantify the potential exposure to market movement on its open contracts and excess generating assets. The VAR is calculated utilizing the variance/co-variance methodology over a three day period within a 99% confidence level.

        The Company's VAR as of December 31, 1999 from its electric trading contracts and gas purchase contracts was $2.4 million.

        The VAR represents an estimate of the reasonably possible net losses that would be recognized on the portfolio of derivatives assuming hypothetical movements in future market rates, and is not necessarily indicative of actual results that may occur, since actual future gains and losses will differ from those estimated. Actual gains and losses may differ from estimates due to actual fluctuations in market rates, operating exposures, and the timing thereof, as well as changes to the portfolio of derivatives during the year.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                      INDEX

                                                                          Page
                                                                          ----

Management's Responsibility for Financial Statements ..................    F-1
Report of Independent Public Accountants ..............................    F-2
Financial Statements:
   Consolidated Statements of Earnings ................................    F-3
   Consolidated Balance Sheets ........................................    F-4
   Consolidated Statements of Cash Flows ..............................    F-6
   Consolidated Statements of Capitalization ..........................    F-7
   Notes to Consolidated Financial Statements .........................    F-8
Supplementary Data:
   Quarterly Operating Results ........................................   F-42
   Comparative Operating Statistics ...................................   F-43


              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

The accompanying financial statements, which consolidate the accounts of Public Service Company of New Mexico and its subsidiaries, have been prepared in conformity with generally accepted accounting principles.

The integrity and objectivity of data in these financial statements and accompanying notes, including estimates and judgments related to matters not concluded by year-end, are the responsibility of management as is all other information in this Annual Report. Management devotes ongoing attention to review and appraisal of its system of internal controls. This system is designed to provide reasonable assurance, at an appropriate cost, that the Company's assets are protected, that transactions and events are recorded properly and that financial reports are reliable. The system is augmented by a staff of corporate auditors; careful attention to selection and development of qualified financial personnel; programs to further timely communication and monitoring of policies, standards and delegated authorities; and evaluation by independent auditors during their audits of the annual financial statements.

The Audit Committee of the Board of Directors, composed entirely of outside directors, meets regularly with financial management, the corporate auditors and the independent auditors to review the work of each. The independent auditors and corporate auditors have free access to the Audit Committee, without management representatives present, to discuss the results of their audits and their comments on the adequacy of internal controls and the quality of financial reporting.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Public Service Company of New Mexico:

We have audited the accompanying consolidated balance sheets and statements of capitalization of Public Service Company of New Mexico (a New Mexico Corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings, comprehensive income, retained earnings and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Public Service Company of New Mexico and subsidiaries as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

                                      ARTHUR ANDERSEN LLP

Albuquerque, New Mexico
    January 26, 2000


              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                               -----------------------------------
                                                                     Year Ended December 31,
                                                               -----------------------------------
                                                                 1999          1998       1997
                                                               ----------   ----------  ----------
                                                             (In thousands, except per share amounts)
Operating Revenues: (note 1, 7)
  Electric...................................................  $ 911,977    $ 835,204    $722,438
  Gas........................................................    236,711      255,975     294,769
  Unregulated businesses.....................................      8,855        1,266       3,314
                                                               ----------   ----------  ----------
     Total operating revenues................................  1,157,543    1,092,445   1,020,521
                                                               ----------   ----------  ----------
Operating Expenses:
  Cost of energy sold........................................    531,952      449,426     409,717
  Administrative and general.................................    153,709      135,727     124,591
  Energy production costs....................................    140,784      149,747     138,245
  Depreciation and amortization..............................     92,661       86,141      82,694
  Transmission and distribution costs........................     59,264       56,457      56,983
  Taxes, other than income taxes.............................     34,084       37,992      36,803
  Income taxes (note 7)......................................     25,010       41,306      41,941
                                                               ----------   ----------  ----------
     Total operating expenses................................  1,037,464      956,796     890,974
                                                               ----------   ----------  ----------
     Operating income........................................    120,079      135,649     129,547
                                                               ----------   ----------  ----------
Other Income and Deductions:
  Other......................................................     47,500       37,672      21,548
  Income tax expense  (note 7)...............................    (17,298)     (14,985)     (8,384)
                                                               ----------   ----------  ----------
     Net other income and deductions.........................     30,202       22,687      13,164
                                                               ----------   ----------  ----------
     Income before interest charges..........................    150,281      158,336     142,711
                                                               ----------   ----------  ----------

Interest Charges:
  Interest on long-term debt (note 3)........................     65,899       50,929      46,670
  Other interest charges.....................................      4,768       12,288       9,544
                                                               ----------   ----------  ----------
     Net interest charges....................................     70,667       63,217      56,214
                                                               ----------   ----------  ----------
Net Earnings from Continuing Operations......................     79,614       95,119      86,497

Discontinued Operations, Net of Tax (note 13)................          -      (12,437)     (5,502)
Cumulative Effect of a Change in Accounting..................
   Principle, Net of Tax (note 14)...........................      3,541            -           -
                                                               ----------   ----------  ----------

Net Earnings.................................................     83,155       82,682      80,995
Preferred Stock Dividend Requirements........................        586          586         586
                                                               ----------   ----------  ----------
Net Earnings Applicable to Common Stock......................  $  82,569     $ 82,096    $ 80,409
                                                               ==========   ==========  ==========

Net Earnings per Share of Common Stock (Basic) (note 6)......   $   2.01     $   1.97     $  1.92
                                                               ==========   ==========  ==========

Net Earnings per Share of Common Stock (Diluted) (note 6)....   $   2.01     $   1.95     $  1.91
                                                               ==========   ==========  ==========

Dividends Paid per Share of Common Stock.....................   $   0.80     $   0.77     $  0.63
                                                               ==========   ==========  ==========


         The accompanying notes are an integral part of these financial statements.



              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                                 As of December 31,
                                                                                                1999           1998
                                                                                              -----------  -----------
                                                                                                   (In thousands)
Utility Plant, at original cost except PVNGS:  (notes 10, 11)
  Electric plant in service.................................................................  $1,976,009   $1,966,277
  Gas plant in service......................................................................     483,819      467,758
  Common plant in service and plant held for future use.....................................      69,273       63,796
                                                                                              -----------  -----------
                                                                                               2,529,101    2,497,831
  Less accumulated depreciation and amortization............................................   1,077,576      998,175
                                                                                              -----------  -----------
                                                                                               1,451,525    1,499,656
  Construction work in progress.............................................................     104,934       66,677
  Nuclear fuel, net of accumulated amortization of $20,832 and $21,898......................      25,923       27,426
                                                                                              -----------  -----------
     Net utility plant......................................................................   1,582,382    1,593,759
                                                                                              -----------  -----------
Other Property and Investments:
  Other investments (notes 5, 12)...........................................................     483,008      518,959
  Non-utility property, net of accumulated depreciation of $1,261 and $1,129................       4,439        4,875
                                                                                              -----------  -----------
     Total other property and investments...................................................     487,447      523,834
                                                                                              -----------  -----------

Current Assets:
  Cash and cash equivalents.................................................................     120,399       61,280
  Accounts receivables, net of allowance for uncollectible accounts of $12,504 and $836.....     147,746      130,809
  Other receivables                                                                               68,911       59,745
  Inventories...............................................................................      39,992       35,674
  Regulatory assets (note 2)................................................................      24,056       15,618
  Other current assets......................................................................       4,934        4,666
                                                                                              -----------  -----------
     Total current assets...................................................................     406,038      307,792
                                                                                              -----------  -----------
Deferred charges:
  Regulatory assets (note 2)................................................................     195,898      186,383
  Prepaid pension cost (note 8).............................................................      16,126       16,714
  Other deferred charges....................................................................      35,377       40,121
                                                                                              -----------  -----------
     Total deferred charges.................................................................     247,401      243,218
                                                                                              -----------  -----------
                                                                                              $2,723,268   $2,668,603
                                                                                              ===========  ===========


   The accompanying notes are an integral part of these financial statements.


              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                         CAPITALIZATION AND LIABILIITES

                                                                                      As of December 31,
                                                                                  --------------------------
                                                                                      1999          1998
                                                                                  ------------   -----------
                                                                                          (In thousands)
Capitalization: (note 3)
  Common stock equity:
    Common stock outstanding--40,703 and 41,774 shares..........................   $  203,517     $ 208,870
    Additional paid-in capital..................................................      453,393       465,386
    Accumulated other comprehensive income, net of tax (note 3).................        2,352         1,127
    Retained earnings...........................................................      227,829       186,220
                                                                                  ------------   -----------
       Total common stock equity................................................      887,091       861,603
  Minority interest.............................................................       12,771        13,405
  Cumulative preferred stock without mandatory redemption requirements..........       12,800        12,800
  Long-term debt, less current maturities (note 3)..............................      988,489     1,008,614
                                                                                  ------------   -----------

     Total capitalization.......................................................    1,901,151     1,896,422
                                                                                  ------------   -----------
Current Liabilities:
  Short-term debt...............................................................           -         26,620
  Accounts payable..............................................................      150,645       113,975
  Accrued interest and taxes....................................................       34,237        34,289
  Other current liabilities.....................................................       54,137        45,169
                                                                                 ------------   -----------
     Total current liabilities..................................................      239,019       220,053
                                                                                 ------------   -----------
Deferred Credits:
  Accumulated deferred income taxes (note 7)....................................      153,335       129,990
  Accumulated deferred investment tax credits (note 7)..........................       50,996        54,404
  Regulatory liabilities (note 2) ..............................................       88,497        89,559
  Regulatory liabilities related to accumulated deferred income tax (note 2) ...       14,935        14,287
  Accrued postretirement benefits cost (note 8).................................        8,945         4,675
  Other deferred credits (note 12)..............................................      266,390       259,213
                                                                                  ------------   -----------
     Total deferred credits.....................................................      583,098       552,128
                                                                                  ------------   -----------
Commitments and Contingencies (note 11).........................................            -             -
                                                                                  ------------   -----------
                                                                                   $2,723,268    $2,668,603
                                                                                  ============   ===========


   The accompanying notes are an integral part of these financial statements.


                      PUBLIC SERVICE COMPANY OF NEW MEXICO

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Year Ended December 31,
                                                                              ---------------------------------
                                                                                1999         1998       1997
                                                                              ----------  ----------  ---------
                                                                                          (In thousands)
Cash Flows From Operating Activities:
  Net earnings.............................................................    $ 83,155    $ 82,682   $ 80,995
  Adjustments to reconcile net earnings to net cash flows..................
    from operating activities:
      Depreciation and amortization........................................     103,891      98,154     94,924
      Gain on cumulative effect of a change in
         Accounting principle (note 14)....................................      (5,862)          -          -
      Other, net...........................................................      27,623      27,462     20,025
      Changes in certain assets and liabilities:
        Accounts receivables...............................................     (16,937)      1,302    (14,038)
        Other assets ......................................................     (20,189)     31,066      3,946
        Accounts payable...................................................      36,670     (40,490)    23,808
        Other liabilities..................................................       6,147      10,812      3,462
                                                                              ----------  ----------  ---------
              Net cash flows provided from operating activities............     214,498     210,988    213,122
                                                                              ----------  ----------  ---------
Cash Flows From Investing Activities:
  Utility plant additions..................................................     (95,298)   (128,784)  (128,371)
  Return (purchase) of PVNGS lease obligation bonds........................      16,903    (204,364)   (23,882)
  Other investing..........................................................      22,509      (7,844)   (29,814)
                                                                              ----------  ----------  ---------
              Net cash flows used in investing activities..................     (55,886)   (340,992)  (182,067)
                                                                              ----------  ----------  ---------
Cash Flows From Financing Activities:
  Borrowings (note 3)......................................................      11,500     896,348     27,600
  Repayments (note 3)......................................................     (58,200)   (694,651)   (28,870)
  Exercise of employee stock options (note 9)..............................           -      (3,687)    (1,285)
  Common stock repurchase (note 3).........................................     (18,799)          -          -
  Dividends paid...........................................................     (33,359)    (32,789)   (26,864)
  Other Financing..........................................................        (635)      7,868     (3,693)
                                                                              ----------  ----------  ---------
              Net cash flows (used) generated by financing activities......     (99,493)    173,089    (33,112)
                                                                              ----------  ----------  ---------
Increase (Decrease) in Cash and Cash Equivalents...........................      59,119      43,085     (2,057)
Beginning of Year..........................................................      61,280      18,195     20,252
                                                                              ----------  ----------  ---------
End of Year................................................................   $ 120,399    $ 61,280   $ 18,195
                                                                              ==========  ==========  =========
Supplemental cash flow disclosures:
  Interest paid............................................................   $  67,770    $ 50,109   $ 57,302
                                                                              ==========  ==========  =========
  Income taxes paid, net of refunds........................................   $  36,575    $ 49,048   $ 20,175
                                                                              ==========  ==========  =========
  Acquired DOE pipeline in exchange for transportation services............   $   3,100           -          -
                                                                              ==========  ==========  =========


   The accompanying notes are an integral part of these financial statements.


              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                                                                    December 31,
                                                                                1999           1998
                                                                             -----------   -----------
                                                                                   (In thousands)
Common Stock Equity: (note 3)
    Common Stock, par value $5 per share..................................   $  203,517    $  208,870
    Additional paid-in capital............................................      453,393       465,386
    Accumulated other comprehensive income, net of tax                            2,352         1,127
    Retained earnings.....................................................      227,829       186,220
                                                                             -----------   -----------
        Total common stock equity.........................................      887,091       861,603
                                                                             -----------   -----------
Minority Interest.........................................................       12,771        13,405
                                                                             -----------   -----------
Cumulative Preferred Stock: (note 3)
    Without mandatory redemption requirements:
        1965 Series, 4.58% with a stated value of $100.00 and a
         current redemption price of $102.00.  Outstanding shares
         at December 31, 1999 were 128,000................................       12,800        12,800
                                                                             -----------   -----------
Long-Term Debt: (note 3)
Issue and Final Maturity
    First Mortgage Bonds, Pollution Control Revenue Bonds:
        5.7%  due  2016...................................................       65,000        65,000
      6.375%  due  2022...................................................       46,000        46,000
                                                                             -----------   -----------
        Total First Mortgage Bonds                                              111,000       111,000
                                                                             -----------   -----------
     Senior Unsecured Notes, Pollution Control Revenue Bonds:
       6.30%    due  2016.................................................       77,045        77,045
       5.75%    due  2022.................................................       37,300        37,300
       5.80%    due  2022.................................................      100,000       100,000
       6.375%   due  2022.................................................       90,000        90,000
       6.375%   due  2023.................................................       36,000        36,000
       6.40%    due  2023.................................................      100,000       100,000
       6.30%    due  2026.................................................       23,000        23,000
       6.60%    due  2029.................................................       11,500             -
                                                                             -----------   -----------
         Total Senior Unsecured Notes, Pollution Control Revenue Bonds....      474,845       463,345
                                                                             -----------   -----------
       Senior Unsecured Notes:
          7.10%  due  2005................................................      268,420       300,000
          7.50%  due  2018................................................      135,000       135,000
     Other, including unamortized premium and (discounted), net...........        (776)         (731)
                                                                             -----------   -----------
             Total long-term debt.........................................      988,489     1,008,614
                                                                             -----------   -----------
Total Capitalization......................................................   $1,901,151    $1,896,422
                                                                             ===========   ===========


   The accompanying notes are an integral part of these financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997

Summary of Significant Accounting Policies

Accounting Principles

        The Company prepares its financial statements in accordance with the uniform system of accounts prescribed by the Federal Energy Regulatory Commission ("FERC") and the National Association of Regulatory Utility Commissioners, and adopted by the New Mexico Public Regulation Commission
("PRC"), the successor of the New Mexico Public Utility Commission ("NMPUC"), effective January 1, 1999.

       The Company's accounting policies conform to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation ("SFAS 71"). SFAS 71 requires a rate-regulated entity to reflect the effects of regulatory decisions in its financial statements. In accordance with SFAS 71, the Company has deferred certain costs and recorded certain liabilities pursuant to the rate actions of the PRC, NMPUC and FERC. These "regulatory assets" and "regulatory liabilities" are enumerated and discussed in Note 2.

       To the extent that the Company concludes that the recovery of a regulatory asset is no longer probable due to regulatory treatment, the effects of competition or other factors, the amount would be recorded as a charge to in earnings as recovery is no longer probable. The Company has discontinued the application of SFAS 71 as of December 31, 1999, for the generation portion of its business effective with the passage of the Electric Utility Industry
Restructuring Act of 1999 ("Restructuring Act") in accordance with Financial Accounting Standards No. 101, "Accounting for the Discontinuation of Application of FASB Statement No. 71". The Company evaluated its regulatory assets under Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("FAS 121") and determined no impairment exists. The Company believes that it will recover costs associated with stranded assets including asset closure costs through a non-bypassable charge as permitted by the Restructuring Act. See Note 2 for additional discussion.

Principles of Consolidation

       The consolidated financial statements include the accounts of the Company and subsidiaries in which it owns a majority voting interest. All significant intercompany transactions and balances have been eliminated.

Financial Statement Preparation and Presentation

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

                        December 31, 1999, 1998 and 1997

Summary of Significant Accounting Policies (Continued)

Utility Plant

        Utility plant, with the exception of Palo Verde Nuclear Generating Station ("PVNGS") Unit 3 and the Company's owned interests in PVNGS Units 1 and 2, is stated at original cost, which includes capitalized payroll-related costs such as taxes, pension and other fringe benefits, administrative costs and an allowance for funds used during construction. Pursuant to a rate stipulation dated October 1993, the Company did not capitalize amounts relating to an allowance for funds used during construction in 1999, 1998 or 1997. Utility plant includes certain electric assets not subject to regulation.

        It is Company policy to charge repairs and minor replacements of property to maintenance expense and to charge major replacements to utility plant. Gains or losses resulting from retirements or other dispositions of operating property in the normal course of business are credited or charged to the accumulated provision for depreciation.

Depreciation and Amortization

        Provision for depreciation and amortization of utility plant is made at annual straight-line rates approved by the PRC. The average rates used are as follows:

                                                   1999       1998      1997
                                                   ----       ----      ----

       Electric plant ...........................  3.38%      3.32%     3.33%
       Gas plant ................................  3.37%      3.06%     3.23%
       Common plant .............................  7.73%      7.34%     7.60%

       The provision for depreciation of certain equipment is charged to clearing accounts and subsequently allocated to operating expenses or construction projects based on the use of the equipment. Depreciation of non-utility property is computed on the straight-line method. Amortization of nuclear fuel is computed based on the units of production method.

Nuclear Decommissioning

        The Company accounts for nuclear decommissioning costs on a straight-line basis over the respective license period. Such amounts are based on the future value of expenditures estimated to be required to decommission the plant.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997

Summary of Significant Accounting Policies (Continued)

Recoverable Fuel Costs

       The Company's fuel and purchased power costs for its firm requirements wholesale customers that are above the levels included in base rates are recoverable under a fuel and purchased power cost adjustment approved by the FERC. Such costs are deferred until the period in which they are billed or credited to customers. The Company's gas purchase costs that are above levels included in base rates are recoverable under similar Purchased Gas Adjustment Clause administered by the PRC. For gas, the excess or deficiency is accumulated for refund or surcharge to customers on an annual basis. Future recovery of these costs is subject to approval by the PRC.

Amortization of Debt Acquisition Costs

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

Stock Options

       The Company continues to apply Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for this plan.

Income Taxes

       The Company reports income tax expense in accordance with SFAS 109, Accounting for Income Taxes. SFAS 109 requires that deferred income taxes for temporary differences between financial and income tax reporting be recorded using the liability method. Therefore, deferred income taxes are computed using the statutory tax rates scheduled to be in effect when temporary differences reverse. Current PRC jurisdictional rates include the tax effects of the majority of these temporary differences (normalization). Recovery of reversing temporary differences previously accounted for under the flow-through method is also included in rates charged to customers. For regulated operations, any changes in tax rates applied to accumulated deferred income taxes may not be immediately recognized because of ratemaking and tax accounting provisions required by the Internal Revenue Code. Items accorded flow-through treatment under PRC orders, deferred income taxes and the future ratemaking effects of such taxes, as well as corresponding regulatory assets and liabilities, are recorded in the financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997

Summary of Significant Accounting Policies (Continued)

Asset Impairment

      The Company regularly evaluates the carrying value of its regulatory and tangible long-lived assets in relation to their future undiscounted cash flows to assess recoverability in accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Impairment testing of power generation assets is performed quarterly in response to changes in market conditions resulting from industry deregulation. Power generation assets used to supply jurisdictional and wholesale markets are evaluated on a group basis using future undiscounted cash flows based on current open market price conditions. The Company also has generation assets that are used for the sole purpose of reliability. These assets are tested as an individual group. Power generation assets held under operating leases are not currently evaluated for impairment (see note 4).

Financial Instruments

       The Company periodically enters into energy trading contracts to take advantage of market opportunities associated with the purchase and sale of electricity. Such contracts are marked-to-market each period end. In addition, the Company protected its decommissioning and retiree trust assets against market price volatility by purchasing financial put and call options. These instruments are also marked-to-market each period end. The Company also periodically hedges natural gas purchases to limit commodity price volatility. Unrealized gains and losses from natural gas-related swaps, futures and forward contracts are deferred and recognized as the natural gas is sold and is recovered through gas rates charged to customers (see Notes 5 and 14).

Accounting  for  Contracts  Involved  in  Energy  Trading  and  Risk  Management
Activities

         In December 1998, the Emerging Issues Task Force ("EITF") of the FASB reached consensus on EITF Issue No. 98-10 which requires that energy trading contracts should be marked to market (measured at fair value determined as of the balance sheet date) with the gains and losses included in earnings. Effective January 1, 1999, the Company adopted EITF Issue No. 98-10. The effect of the initial application of the new standard is reported as a cumulative effect of a change in accounting principle.

Change in Presentation

       Certain prior year amounts have been reclassified to conform to the 1999 financial statement presentation.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997

(1)    Nature of Business and Segment Information

        The Company is an investor-owned integrated utility engaged in the generation, transmission, distribution and sale of electricity and the transportation, distribution and sale of natural gas. In addition, the Company provides energy and utility related services under its wholly-owned subsidiary, Avistar, Inc. ("Avistar").

        Under current law, the Company is not in any direct retail competition with any other regulated electric and gas utility. The Restructuring Act in New Mexico, which was enacted into law on April 8, 1999, opens the state's electric power market to customer choice for certain customers beginning as early as 2001 with the balance of customers obtaining open access as early as 2002. The Restructuring Act requires that assets and activities subject to the PRC jurisdiction, primarily electric and gas distribution, and transmission assets and activities (collectively, the "regulated business"), be separated from other competitive business, primarily electric generation and service and certain other energy services operations (collectively, "the competitive businesses"). Such separation is required to be accomplished through the creation of at least two separate corporations. The Company has decided to accomplish the mandated separation by the formation of a holding company and the transfer of the regulated businesses to a newly-created, wholly owned subsidiary of such holding company, subject to various regulatory and other approvals. Corporate separation of the regulated business from the competitive businesses must be completed by January 1, 2001, although such date may be extended by up to one year by the PRC.

        As it currently operates, the Company's principal business segments are electric ("Electric") and gas ("Gas") operations. Electric consists of three major business lines that include the Electric Service Business Unit ("Distribution"), Transmission Service Business Unit ("Transmission") and Generation Business Unit ("Generation").

ELECTRIC OPERATIONS

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

        The Company provides retail electric service to a large area of north central New Mexico, including the cities of Albuquerque and Santa Fe and certain other areas of New Mexico. As of December 31, 1999, approximately 361,000 retail electric customers were served by the Company, the largest of which accounted for approximately 4.7% of the Company's total retail electric revenues for the year ended December 31, 1999.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997


(1)    Nature of Business and Segment Information (Continued)

        The Company has ownership interests in certain generating facilities located in New Mexico, including the Four Corners Power Plant, a coal fired unit ("Four Corners"), and San Juan Generating Station, a coal fired unit ("SJGS"). In addition, the Company has ownership and leasehold interests in PVNGS located in Arizona. These generation assets are used to supply retail and wholesale customers. The Company also owns Reeves Station, a gas and oil fired unit ("Reeves") and Las Vegas Generating Station, a gas and oil fired unit ("Las Vegas") that are used solely for reliability purposes or to generate electricity for the wholesale market during peak demand periods in the Company's wholesale power markets. As of December 31, 1999, the total net generation capacity of facilities owned or leased by the Company was 1,506 MW. In addition to generation capacity, the Company purchases power in the open market. The Company is also interconnected with various utilities for economy interchanges and the mutual assistance in emergencies. The Company has been actively trading in the wholesale power market and has entered into and anticipates that it will continue to enter into power purchase agreements to accommodate its trading activity.

GAS OPERATIONS

        The Company's gas operating division, Public Service Company of New Mexico Gas Services, as division of the Company ("PNMGS"), distributes natural gas to most of the major communities in New Mexico, including Albuquerque and Santa Fe, serving approximately 426,000 customers as of December 31, 1999. PNMGS' customer base includes both sales-service customers and transportation-service customers. Sales-service customers purchase natural gas and receive transportation and delivery services from PNMGS for which PNMGS receives both cost-of-gas and cost-of-service revenues. Additionally, PNMGS makes occasional gas sales to off-system customers. Transportation-service customers, who procure gas independently of PNMGS and contract with PNMGS for transportation and related services, provide PNMGS with cost-of-service revenues only. Transportation services are provided to gas marketers, producers and end users for delivery to locations throughout the PNMGS distribution systems, as well as for delivery to interstate pipelines.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997


(1)    Nature of Business and Segment Information (Continued)

        PNMGS obtains its supply of natural gas primarily from sources within New Mexico pursuant to contracts with producers and marketers. These contracts are generally sufficient to meet PNMGS peak-day demand. PNMGS serves certain cities which depend on El Paso Natural Gas Company or Transwestern Pipeline Company for transportation of gas supplies. Because these cities are not directly connected to PNMGS transmission facilities, gas transported by these companies is the sole supply source for those cities. Such transportation is regulated by FERC. As a result of FERC Order 636, PNMGS' options for transporting gas to such cities and other portions of its distribution system have increased.

UNREGULATED

       The Company's wholly-owned subsidiary, Avistar, was formed in August 1999 as a New Mexico corporation and is currently engaged in certain unregulated, non-utility businesses, including energy and utility-related services previously operated by the Company. The PRC authorized the Company to invest $50 million in equity in Avistar and to enter into a reciprocal loan agreement for up to $30 million. The Company has currently invested $25 million in Avistar. In February 2000, Avistar invested $3 million in AMDAX.com, a start-up company which will provide an on line auction service to bring together electricity buyers and sellers in the deregulated electric power market. Avistar also operates and manages the City of Santa Fe's water system.

RISKS AND UNCERTAINTIES

        The Company's future results may be affected by changes in regional economic conditions; the outcome of labor negotiations with unionized employees; fluctuations in fuel, purchased power and gas prices; the actions of utility regulatory commissions; environmental regulations and external factors such as the weather. As a result of state and Federal regulatory reforms, the public utility industry is undergoing a fundamental change. As this occurs, the electric generation business is transforming into a competitive marketplace. The Company's future results will be impacted by its ability to recover its stranded costs, costs incurred previously in providing power generation to electric service customers, and the costs of transition to an unregulated status. In addition, as a result of deregulation, the Company may face competition from companies with greater financial and other resources.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997

(1)    Nature of Business and Segment Information (Continued)

     Summarized financial information by business segment for 1999, 1998 and 1997 is as follows:

                                                          Electric
                                      -----------------------------------------------------
                                      Distribution   Transmission   Generation     Total      Gas    Unregulated  Consolidated
                                      ------------   ------------   ----------  ----------- -------- -----------  ------------
                                                                           (In thousands)
1999:
Operating revenues:
   External customers.................. $ 525,348    $  15,520    $  371,109     $ 911,977  $ 236,711   $ 8,855    $1,157,543
   Intersegment revenues...............         -       29,801       318,872       348,673          -         -       348,673
Depreciation and amortization..........    23,564        8,373        40,949        72,886     19,775                  92,661
Interest income........................    13,731        4,569        20,681        38,981      9,093     6,095        54,169
Net interest charges...................    21,510        7,515        26,341        55,366     16,353    (1,052)       70,667
Income tax expense (benefit) from
  Continuing operations................    22,406        2,745        17,904        43,055      3,211    (3,958)       42,308
Operating income.......................    48,796        9,454        51,275       109,525     15,135    (4,581)      120,079
Cumulative effect of a change in
  Accounting principle, net of tax.....         -            -         3,541         3,541          -         -         3,541
Segment net income (loss)..............    34,939        4,615        41,644        81,198      4,171    (2,214)       83,155

Total assets...........................   593,485      207,132     1,394,283     2,194,900    502,838    25,530     2,723,268
Gross property additions...............    30,585       12,489        24,426        67,500     27,798         -        95,298

1998:
Operating revenues:
   External customers.................. $ 539,972     $ 15,596     $ 279,636     $ 835,204  $ 255,975   $ 1,266    $1,092,445
   Intersegment revenues...............         -       29,091       362,722       391,813          -         -       391,813
Depreciation and amortization..........    23,396        8,527        38,292        70,215     15,863        63        86,141
Interest income........................     9,200        4,286        15,001        28,487      6,130       424        35,041
Net interest charges...................    16,057        7,547        26,179        49,783     13,784      (350)       63,217
Income tax expense (benefit) from
  Continuing operations................    15,160        4,165        33,804        53,129      7,754    (4,592)       56,291
Operating income.......................    30,895       11,868        78,750       121,513     20,099    (5,963)      135,649
Discontinued operations, net of tax....         -            -             -             -          -   (12,437)      (12,437)
Segment net income (loss)..............    22,317        6,828        61,949        91,094     11,056   (19,468)       82,682

Total assets...........................   587,835      198,718     1,410,818     2,197,371    447,074    24,158     2,668,603
Gross property additions...............    50,399        9,156        30,969        90,524     38,260         -       128,784


              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997

(1) Nature of Business and Segment Information (Continued)

                                                          Electric
                                      -----------------------------------------------------
                                      Distribution   Transmission   Generation     Total        Gas    Unregulated  Consolidated
                                      ------------   ------------   ----------  -----------  --------  -----------  ------------
                                                                           (In thousands)
1997:
Operating revenues:
   External customers.................. $522,835           -      $ 199,603     $ 722,438    $294,769    $ 3,314      $1,020,521
   Intersegment revenues...............                    -        370,019       370,019           -          -         370,019
Depreciation and amortization..........   21,754           -         46,335        68,089      14,587         18          82,694
Interest income........................    6,715           -         12,714        19,429       4,313         34          23,776
Net interest charges...................   15,900           -         27,613        43,513      12,701          -          56,214
Income tax expense (benefit) from
  Continuing operations................   15,924           -         26,963        42,887      10,169    (2,731)          50,325
Operating income.......................   37,296           -         72,175       109,471      23,444    (3,368)         129,547
Discontinued operations, net of tax....        -           -              -             -           -    (5,502)         (5,502)
Segment net income (loss)..............   24,496           -         51,260        75,756      14,602    (9,363)          80,995

Total assets...........................  612,136           -      1,257,767     1,869,903     482,206     55,301       2,407,410
Gross property additions...............   45,302           -         51,661        96,963      31,408          -         128,371


       The unregulated segment includes Avistar and certain corporate activities which are not material.

       The Transmission Service Business Unit was established in 1998. Prior to 1998, it was combined with the Bulk Power Business Unit. Prior periods information for the Transmission Service Business Unit is not available.

       On August 4, 1998, the Company adopted a plan to discontinue the natural gas trading operations of its Energy Services Business Unit and completely discontinued these operations on December 31, 1998 (see note 13).

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997

(2)  Regulatory Assets and Liabilities

        The Company is subject to the provisions of SFAS 71, with respect to operations regulated by the PRC. Regulatory assets represent probable future revenue to the Company associated with certain costs which will be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process. Regulatory assets and liabilities reflected in the Consolidated Balance Sheets as of December 31, relate to the following:

                                                          1999         1998
                                                          ----         ----
                                                            (In thousands)
  Assets:
  Current:
       PGAC ........................................... $ 19,310     $  5,294
       Gas Take-or-Pay Costs ..........................    4,746       10,324
                                                        --------     --------
          Subtotal ....................................   24,056       15,618
                                                        --------     --------
  Deferred:
       Deferred Income Taxes ..........................   35,713       35,564
       Loss on Reacquired Debt ........................    8,133        8,499
       Gas Imputed Revenues ...........................    7,290        6,726
       Gas Reservation Fees ...........................    7,029        7,029
       Deferred Customer Expense on Gas Assets Sale ...    6,468        5,260
       Gas Retirees' Health Care Costs ................    3,264        4,804
       Proposed Transmission Line Costs ...............    2,432        2,660
       Gas Rate Case Costs ............................    1,571        1,571
       Other ..........................................      331          471
                                                        --------     --------
          Subtotal  ...................................   72,731       72,584
                                                        --------     --------
       Stranded and Transition Assets..................  123,167      113,799
                                                        --------     --------
          Total Assets.................................  219,454      202,001
                                                        --------     --------
  Liabilities:
  Deferred:
       Deferred Income Taxes ..........................  (31,880)     (49,971)
       Gas Regulatory Reserve .........................  (20,830)     (21,308)
       Customer Gain on Gas Assets Sale ...............   (7,226)      (7,226)
       DOE Line Acquisition............................   (3,083)           -
       Gain on Reacquired Debt ........................     (708)        (484)
       Other...........................................     (607)        (774)
                                                        --------     --------
          Subtotal.....................................  (79,269)     (70,763)
                                                        --------     --------
       Stranded and Transition Liabilities.............  (24,163)     (24,083)
                                                        --------     --------
          Total Liabilities............................ (103,432)    (103,846)
                                                        --------     --------
          Net Regulatory Assets ....................... $116,022     $ 98,155
                                                        ========     ========

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997

(2)   Regulatory Assets and Liabilities (Continued)

         Substantially all of the Company's regulatory assets and regulatory liabilities are reflected in rates charged to customers or have been addressed in a regulatory proceeding.

        In 1999, the State of New Mexico enacted the Restructuring Act that provides guidelines to deregulated power generation activities in New Mexico and opens the state's power markets to customer choice beginning as early as 2001. The Restructuring Act recognizes that electric utilities should be permitted a reasonable opportunity to recover an appropriate amount of the costs incurred previously in providing electric service ("stranded costs"). Stranded costs include plant decommissioning costs, regulatory assets, lease and lease-related costs recognized under cost-of-service regulation. As of December 31, 1999, the Company discontinued the use of the provisions of SFAS No. 71 for generation activities due to the passage of the Restructuring Act. Utilities will be allowed to recover no less than 50% of such costs through a non-bypassable charge on all customer bills for five years after implementation of customer choice. The PRC could authorize a utility to recover up to 100% of its stranded costs if the PRC finds that recovery of more than 50%: (i) is in the public interest; (ii) is necessary to maintain the financial integrity of the public utility; (iii) is necessary to continue adequate and reliable service; and (iv) will not cause an increase in rates to residential or small business customers during the transition period. The Restructuring Act also allows for the recovery of decommissioning costs by means of a separate wires charge. The Company expects to recover its regulatory assets associated with the deregulated business through its stranded costs recovery. As a result, a regulatory asset has been established to reflect the costs associated with discontinuation of SFAS 71 accounting and adoption of SFAS 101. The Company's estimate of its stranded costs, including nuclear and fossil fuel decommissioning costs, ranges from $530 million to $730 million which includes other operating costs in excess of its related regulatory assets. The Company believes that it will recover these costs as permitted under the restructuring act. Final determination and quantification of stranded cost recovery has not been made by the PRC. Such determination will have an impact on the recoverability of the related assets.

        Pursuant to the Restructuring Act, utilities will also be allowed to recover in full any prudent and reasonable costs incurred in implementing full open access ("transition costs"). The transition costs will be recovered through 2007 by means of a separate wires charge. The Company estimates that these costs as being in excess of $50 million. Transition costs include, but are not limited to, professional fees, financing costs including underwriting fees, consents relating to the transfer to assets, management information system changes including billing system changes and public and customer communications. Recoverable transition costs will be capitalized and amortized over the recovery period to match related revenues. Costs not recoverable will be expensed when incurred unless otherwise capitalizable under the accounting rules.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997

(2)   Regulatory Assets and Liabilities (Continued)

        Regulatory assets and liabilities reflected in the Consolidated Balance Sheets as of December 31, 1999, related to stranded or transitions costs are as follows:
                                                           1999         1998
                                                         ---------    ---------
                                                             (In thousands)

       Assets
       Transition Costs................................  $  4,293     $      -
       Mine Reclamation Costs..........................    78,856       75,101
       Deferred Income Taxes...........................    37,725       36,089
       Loss on Reacquired Debt.........................     2,293        2,609
                                                         ---------   ---------
            Subtotal...................................   123,167      113,799
                                                         ---------   ---------

       Liabilities
       Deferred Income Taxes...........................   (14,935)     (14,287)
       PVNGS Prudence Audit............................    (5,809)      (6,185)
       Settlement Due Customers........................    (3,384)      (3,564)
       Gain on Reacquired Debt.........................       (35)         (47)
                                                         ---------   ---------
            Subtotal...................................   (24,163)     (24,083)
                                                         ---------   ---------
            Net Stranded Cost and Transition Cost......  $ 99,004    $  89,716
                                                         =========   =========

        Based on a current evaluation of the various factors and conditions that are expected to impact future cost recovery, the Company believes that its net regulatory assets are probable of future recovery.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997

(3)  Capitalization

     Changes in common stock, additional paid-in capital, retained earnings and comprehensive income are as follows:

                                                     Common Stock
                                              -----------------------------
                                                                         Additional
                                                 Number      Aggregate    Paid-In     Retained     Comprehensive
                                                Of Shares    Par Value    Capital     Earnings         Income
                                                ---------    ---------   ----------   --------     -------------
                                                                          (Dollars in thousands)
Balance at December 31, 1997.................  41,774,083    $ 208,870   $469,073    $ 129,188      $    486
Exercise of stock options....................           -            -     (3,687)           -             -
Net earnings.................................           -            -          -       82,682             -
Dividends:
   Cumulative preferred stock................           -            -          -         (586)            -
   Common Stock..............................           -            -          -      (25,064)            -
Other Comprehensive Income, net of tax:
  Unrealized gain (loss) on securities:
   Unrealized holding gains arising
      During the period......................           -            -          -            -         1,519
     Less reclassification adjustment for
     Gains included in net income............           -            -          -            -          (673)
  Minimum pension liability adjustment.......           -            -          -            -          (205)
                                               -----------  -----------  ----------  -----------    ---------
Balance at December 31, 1998.................  41,774,083      208,870    465,386      186,220         1,127
Stock Repurchase.............................  (1,070,700)      (5,353)   (11,993)           -             -
Net earnings.................................           -            -          -       83,155             -
Dividends:
   Cumulative preferred stock................           -            -          -         (586)            -
   Common Stock..............................           -            -          -      (40,960)            -
Other Comprehensive Income, net of tax:
  Unrealized gain (loss) on securities:
   Unrealized holding gains arising
      During the period......................           -            -          -            -         4,120
     Less reclassification adjustment for
     Gains included in net income............           -            -          -            -        (4,282)
  Minimum pension liability adjustment.......                                                          1,387
                                               -----------  -----------  ----------  -----------    ---------
Balance at December 31, 1999.................  40,703,383    $ 203,517   $ 453,393    $ 227,829     $  2,352
                                               ===========  ===========  ==========  ===========    =========


              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997

(3)  Capitalization (Continued)

Comprehensive Income

     The Company's investments held in rabbi trust for nuclear decommissioning and certain retirement benefits are classified as available-for-sale, and accordingly unrealized holding gains and losses are recognized as a component of comprehensive income. Realized gains and losses are included in earnings. Net losses related to the Company's pension plans, not yet recognized as net periodic pension costs (or additional minimum liability) are reported as a component of comprehensive income. Changes in the liability are adjusted as necessary. All components of comprehensive income are recorded, net of any tax benefit or expense. A deferred asset or liability is established for the resulting temporary difference.

Common Stock

        The number of authorized shares of common stock with par value of $5 per share is 80 million shares. The declaration of common dividends is dependent on a number of factors, including the extent to which cash flows will support dividends, the availability of retained earnings, the financial circumstances and performance of the Company, the PRC's decisions on the Company's various regulatory cases currently pending. The effect of deregulating generation markets and market and economic conditions generally. In addition, the ability to recover stranded costs in deregulation, future growth plans and the related capital requirements and standard business considerations will also affect the Company's ability to pay dividends.

       In March 1999, the Company's Board of Directors approved a plan to repurchase up to 1,587,000 shares of the Company's outstanding common stock with maximum purchase price of $19.00 per share. The repurchase program was created to facilitate the Company's stock option program. In December 1999, the Company's Board of Directors authorized the Company to repurchase up to an additional $20.0 million of the Company's common stock. As of December 31, 1999, the Company had repurchased 1,070,700 shares of its previously outstanding common stock at a cost of $18.8 million. From January 2, 2000 through February 29, 2000, the Company repurchased an additional 963,284 shares of its previously outstanding common stock at a cost of $15.7 million. The Company may from time-to-time repurchase additional common stock for various corporate purposes.

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

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997


(3)  Capitalization (Continued)

Long-Term Debt

       The Company has no long-term debt that matures from 2000 through 2004.

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

       In 1999, the Company retired $31.6 million of its 7.1% senior unsecured notes through open market purchases, utilizing the funds from operations and the funds from temporary investments. On October 28, 1999, tax-exempt pollution control revenue bonds of $11.5 million with an interest rate of 6.60% were issued to partially reimburse the Company for expenditures associated with its share of a recently completed upgrade of the emission control system at SJGS. The gain recognized was immaterial. In January 2000, the Company reacquired $35.0 million of its 7.5% senior unsecured notes through open market purchases.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997

(3)   Capitalization (Continued)

Revolving Credit Facility and Other Credit Facilities

        At December 31, 1999, the Company had a $300 million unsecured revolving credit facility (the "Facility") with an expiration date of March 31, 2003. The Company must pay commitment fees of .1875% per year on the total amount of the Facility. The Company also had an $80 million credit facility, which expired on May 20, 2001, and was collateralized by the Company's electric and gas customer accounts receivable and certain amounts being recovered from gas customers relating to certain gas contract settlements. In addition, the Company had $25 million in local lines of credit. On February 15, 2000, the Company reduced the borrowing capacity under its $300 million revolving credit facility to $150 million and terminated its $80 million securitization facility.

(4)   Lease Commitments

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

     Future minimum operating lease payments (in thousands) at December 31, 1999 are:

         2000 ................................................     $ 79,675
         2001 ................................................       78,726
         2002 ................................................       78,613
         2003 ................................................       78,610
         2004 ................................................       78,610
         Later years .........................................      799,197
                                                                 ----------
           Total minimum lease payments ......................   $1,193,431
                                                                 ==========

       Operating lease expense, inclusive of PVNGS leases, was approximately $81.1 million in 1999, $82.6 million in 1998 and $80.8 million in 1997. Aggregate minimum payments to be received in future periods under noncancelable subleases are approximately $4.6 million.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997


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

       The  estimated  fair  value  of  the  Company's   financial   instruments
(including current maturities) at December 31, is as follows:

                                                          1999                   1998
                                                   -------------------   -----------------------
                                                   Carrying    Fair       Carrying      Fair
                                                    Amount     Value       Amount       Value
                                                   --------   --------   ----------   ----------
                                                                  (In thousands)
   Long-Term Debt ............................... $(988,489)  $(932,687) $(1,008,614) $(1,042,557)
   Decommissioning Trust Debt....................         -          -        26,620       26,620
   Investment in PVNGS Lessors' Notes............   424,605    455,888       443,748      459,167
   Derivatives ..................................         -    (25,921)            -       11,307
   Decommissioning Trust.........................    51,752     51,770        59,803       64,509
   Fossil-Fueled Plant Decommissioning Trust.....     4,591      4,591         7,676        7,676
   Rabbi Trust...................................    16,901     16,931         9,804       17,012


        Fair value is based on market quotes provided by the Company's investment bankers and trust advisors.

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

Natural Gas Contracts

       Pursuant to an order issued by the NMPUC, predecessor to the PRC, the Company has previously entered into swaps to hedge certain portions of natural gas supply contracts in order to protect the Company's natural gas customers from the risk of adverse price fluctuations in the natural gas market. The financial impact of all hedge gains and losses from swaps flowed through the Company's purchased gas adjustment clause and are fully recoverable by the Company. As a result, earnings were not affected by gains or losses generated by these instruments. The Company hedged 40% of its natural gas deliveries during the 1998-1999 heating season. Less than 15.5% of the 1998-1999 heating season portfolio was hedged using financial hedging contracts. The Company has hedged a portion of its 1999-2000 heating season gas supply portfolio through the use of both physical and financial hedging tools. Less than 9.1% of the Company's 1999-2000 heating season portfolio is hedged using financial hedging contracts. As of December 31, 1999, the Company had unrecognized mark-to-market losses of $1.1 million associated with its gas-related financial hedging activities.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997


(5)  Financial Instruments (Continued)

Electricity Trading Contracts

         To take advantage of market opportunities associated with the purchase and sale of electricity, the Company's wholesale power operation periodically enters into derivative financial instrument contracts. In addition, the Company enters into forward physical contracts and physical options. The Company accounts for these financial instruments as trading activities under the accounting guidelines set forth under The Emerging Issues Task Force ("EITF") Issue No. 98-10. As a result, all open contracts are marked to market at the end of each period. The physical contracts are subsequently recognized as revenues or purchased power when the actual physical delivery occurs. The effect of the initial application of the new standard is reported as a cumulative effect of a change in accounting principle. Accordingly, the Company recorded additional earnings, net of taxes, of approximately $3.5 million, or $0.08 per common share, to recognize the gain on net open physical electricity purchase and sales commitments considered to be trading activities.

          Through December 31, 1999, the Company's wholesale electric trading operations settled trading contracts for the sale of electricity that generated $43.9 million of electric revenues by delivering 1.2 million KWh. The Company purchased $46.2 million or 1.4 million KWh of electricity to support these contractual sale and other open market sales opportunities.

         As of December 31, 1999, the Company had open trading contract positions to buy $29.1 million and to sell $32.3 million of electricity. At December 31, 1999, the Company had a gross mark-to-market gain (asset position) on these trading contracts of $6.9 million and gross mark-to-market loss (liability position) of $6.8 million, with net mark-to-market gain (asset position) of $0.1 million. The mark-to-market valuation is recognized in earnings each period.

Corporate Hedge

         The Company has about $62 million invested in domestic stocks in various trusts for nuclear decommissioning, executive retirement and retiree medical benefits. At the end of March 1999, the Company began using financial derivatives based on the Standard & Poor's ("S&P") 500 Index to limit potential loss on these investments due to adverse market fluctuations. The options are structured as a collar, protecting the portfolio against losses beyond a certain amount and balancing the cost of that downside protection by foregoing gains above a certain level. If the S&P 500 Index is within the specified range when the option contract expires, the Company will not be obligated to pay, nor will the Company have the right to receive cash. The Company accounts for the market value changes of these options under mark-to-market accounting on a quarterly basis. At December 31, 1999, the Company recorded an unrealized year-to-date loss of $2.6 million (pre-tax) on the market value of these options, although the S&P 500 Index is still within the specified range of the collar.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997

(6)    Earnings Per Share

        In accordance with SFAS No. 128, Earnings per Share, dual presentation of basic and diluted earnings per share has been presented in the Consolidated Statements of Earnings. The following reconciliation illustrates the impact on the share amounts of potential common shares and the earnings per share amounts:


                                                                           1999       1998        1997
                                                                        ---------   ---------   ---------
Basic:
Net Earnings from Continuing Operations..............................   $ 79,614    $ 95,119    $ 86,497
Discontinued Operations, net of tax (note 13):                                 -     (12,437)     (5,502)
Cumulative Effect of a Change in Accounting
   Principle, net of tax (note 14)...................................      3,541           -           -
                                                                        ---------   ---------   ---------
Net Earnings.........................................................     83,155      82,682      80,995
Preferred Stock Dividend Requirements................................        586         586         586
                                                                        ---------   ---------   ---------
Net Earnings Applicable to Common Stock..............................   $ 82,569    $ 82,096    $ 80,409
                                                                        =========   =========   =========
Average Number of Common Shares Outstanding..........................     41,038      41,774      41,774
                                                                        =========   =========   =========
Net Earnings (Loss) per Share of Common Stock:
  Earnings from continuing operations................................   $   1.93    $   2.27    $   2.05
  Discontinued operations (note 13)..................................         -        (0.30)      (0.13)
  Cumulative effect of a change in accounting principle (note 14)....       0.08           -           -
                                                                        ---------   ---------   ---------
Net Earnings per Share of Common Stock (Basic).......................   $   2.01    $   1.97    $   1.92
                                                                        =========   =========   =========
Diluted:
Net Earnings from Continuing Operations..............................   $ 79,614    $ 95,119    $ 86,497
Discontinued Operations, net of tax (note 13)........................          -     (12,437)     (5,502)
Cumulative Effect of a Change in Accounting
   Principle, net of tax (note 14)...................................      3,541           -           -
                                                                        ---------   ---------   ---------
Net Earnings.........................................................     83,155      82,682      80,995
Preferred Stock Dividend Requirements................................        586         586         586
                                                                        ---------   ---------   ---------
Net Earnings Applicable to Common Stock..............................   $ 82,569    $ 82,096    $ 80,409
                                                                        =========   =========   =========
Average Number of Common Shares Outstanding..........................     41,038      41,774      41,774
Diluted effect of common stock equivalents (a).......................         65         298         217
                                                                        ---------   ---------   ---------
Average common and common equivalent shares
  Outstanding........................................................     41,103      42,072      41,991
                                                                        =========   =========   =========
Net Earnings (Loss) per Share of Common Stock:
  Earnings from continuing operations................................   $   1.93    $   2.25    $   2.05
  Discontinued operations............................................          -        (0.30)      (0.13)
  Cumulative effect of a change in accounting principle..............       0.08           -           -
                                                                        ---------   ---------   ---------
Net Earnings per Share of Common Stock (Basic).......................   $   2.01    $   1.95    $   1.91
                                                                        =========   =========   =========

(a) Excludes the effect of average anti-dilutive common stock equivalents related to out of-the-money options of 66,143; 23,794; and 36,310 for the years ended 1999, 1998 and 1997, respectively.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997


 (7)   Income Taxes

       Income taxes before discontinued operations and cumulative effect of a change in accounting principle consist of the following components:

                                                     1999      1998     1997
                                                     ----      ----     ----
                                                          (In thousands)

   Current Federal income tax ....................   $23,511  $32,785  $35,875
   Current state income tax ......................     8,502   11,451   10,502
   Deferred Federal income tax ...................    13,494   15,797    8,781
   Deferred state income tax .....................       210     (324)    (397)
   Amortization of accumulated investment
     tax credits .................................    (3,409)  (3,418)  (4,436)
                                                     -------  -------  -------
      Total income taxes .........................   $42,308  $56,291  $50,325
                                                     =======  =======  =======

   Charged to operating expenses .................   $25,010  $41,306  $41,941
   Charged  to other income and deductions .......    17,298   14,985    8,384
                                                     -------  -------  -------
        Total income taxes........................   $42,308  $56,291  $50,325
                                                     =======  =======  =======

        The Company's provision for income taxes before discontinued operations and cumulative effect of a change in accounting principle differed from the Federal income tax computed at the statutory rate for each of the years shown. The differences are attributable to the following factors:

                                                     1999      1998     1997
                                                     ----      ----     ----
                                                          (In thousands)

  Federal income tax at statutory rates .......... $42,673   $52,993   $47,888
   Investment tax credits ........................  (3,409)   (3,418)   (4,436)
   Depreciation of flow-through items ............     605       531       519
   Gains on the sale and leaseback of PVNGS
      Units 1 and 2 ..............................    (527)     (527)     (527)
   Dividends received deduction                     (1,301)        -         -
   Annual reversal of deferred income taxes
     accrued at prior tax rates                     (2,320)   (1,905)   (1,082)
   State income tax ..............................   5,541     7,074     6,381
   Other .........................................   1,046     1,543     1,582
                                                   -------   -------   -------
      Total income taxes ......................... $42,308   $56,291   $50,325
                                                   =======   =======   =======

    Effective tax rate                              34.70%    37.18%    36.78%

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997


(7)  Income Taxes (Continued)

        Deferred income taxes result from certain temporary differences between the recognition of income and expense for tax and financial reporting purposes, as described in the Summary of Significant Accounting Policies. The major sources of these differences for which deferred taxes have been provided and the tax effects of each are as follows:

                                                   1999      1998       1997
                                                   ----      ----       ----
                                                         (In thousands)

  Deferred fuel costs .......................... $ 3,176   $(11,097)  $(9,133)
  Depreciation and cost recovery ...............   5,111      7,526     6,390
  Contributions in aid of construction .........  (1,709)    (2,826)   (3,185)
  Alternative minimum tax in excess of
    regular tax ................................  15,634     21,144    12,482
  PVNGS decommissioning costs ..................    (793)      (618)   (1,512)
  Contribution to 401(h) plan ..................  (1,185)      (763)    3,181
  PVNGS spent fuel disposal costs ..............  (5,202)         -         -
  Other ........................................  (1,328)     2,107       161
                                                 -------   --------   -------
     Net deferred taxes provided ............... $13,704   $ 15,473   $ 8,384
                                                 =======   ========   =======


         The components of the net accumulated deferred income tax liability were:

                                                             1999        1998
                                                             ----        ----
                                                              (In thousands)

    Deferred Tax Assets:
       Alternative minimum tax credit carryforward  ....   $ 18,420    $ 34,055
       Nuclear decommissioning costs....................     22,073      20,062
       Regulatory liabilities related to income taxes ..     44,547      47,615
       Other ...........................................     52,199      45,480
                                                           --------    --------
          Total deferred tax assets ....................   $137,239    $147,212
                                                           ========    ========

    Deferred Tax Liabilities:
       Depreciation ....................................   $184,687    $184,462
       Investment tax credit ...........................     50,996      54,404
       Fuel costs ......................................     15,984      12,808
       Regulatory assets related to income taxes........     71,170      69,298
       Other ...........................................     33,668      24,921
                                                           --------    --------
          Total deferred tax liabilities ...............    356,505     345,893
                                                           --------    --------
    Accumulated deferred income taxes, net .............   $219,266    $198,681
                                                           ========    ========

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997


(7)   Income Taxes (Continued)

        The following table reconciles the change in the net accumulated deferred income tax liability to the deferred income tax expense included in the consolidated statement of earnings for the period:

 Net change in deferred income tax liability per above table.........  $20,585
 Change in tax effects of income tax related regulatory
   assets and liabilities ...........................................   (4,940)
 Tax effect of excess pension liability..............................     (910)
 Tax effect of mark-to-market on investments available for sale......   (2,119)
 Deferred tax expense relating to cumulative effect of a change
    in accounting principle..........................................   (2,321)
                                                                       -------
 Deferred income tax expense from continuing operations
    for the period...................................................  $10,295
                                                                       =======

       The Company has no net operating loss carryforwards as of December 31, 1999.

       The Company defers investment tax credits related to rate regulated assets and amortizes them over the estimated useful lives of those assets. The Company anticipates that this practice will continue after the generation assets are no longer rate regulated upon full implementation of the Restructuring Act in 2002.

(8)   Pension and Other Postretirement Benefits

Pension Plan

        The Company and its subsidiaries have a pension plan covering substantially all of their union and non-union employees, including officers. The plan is non-contributory and provides for benefits to be paid to eligible employees at retirement based primarily upon years of service with the Company and the average of their highest annual base salary for three consecutive years. The Company's policy is to fund actuarially-determined contributions. Contributions to the plan reflect benefits attributed to employees' years of service to date and also for services expected to be provided in the future. Plan assets primarily consist of common stock, fixed income securities, cash equivalents and real estate.

        In  December  1996,  the  Board of  Directors  approved  changes  to the
Company's non-contributory defined benefit plan ("Retirement Plan") and implementation of a 401(k) defined contribution plan effective January 1, 1998. Salaries used in Retirement Plan benefit calculations were frozen as of December 31, 1997. Additional credited service can be accrued under the Retirement Plan up to a limit determined by age and years of service. The Company contributions to the 401(k) plan consist of a 3 percent non-matching contribution, and a 75 percent match on the first 6 percent contributed by the employee on a before-tax basis. The Company contributed $8.4 million in the years ended December 31, 1999 and 1998.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997


(8)   Pension and Other Postretirement Benefits (Continued)

         The following sets forth the pension plan's funded status, components of pension costs and amounts (in thousands) at December 31:

                                                             Pension Benefits
                                                           --------------------
                                                              1999       1998
                                                           ---------- ---------
   Change in Benefit Obligation:
     Benefit obligation at beginning of year.............  $ 330,048   297,679
     Service cost........................................      7,407     6,660
     Interest cost.......................................     21,777    20,101
     Actuarial loss......................................    (12,797)   19,380
     Benefits paid.......................................    (15,374)  (13,772)
                                                           ---------- ---------
         Benefit obligation at end of period.............    331,061   330,048
                                                           ---------- ---------
   Change in Plan Assets:
     Fair value of plan assets at beginning of year......    330,556   330,550
     Actual return on plan assets........................     46,458    13,593
     Employer contribution...............................          -       185
     Benefits paid.......................................    (15,374)  (13,772)
                                                           ---------- ---------
         Fair value of plan assets at end of year........    361,640   330,556
                                                           ---------- ---------
     Funded Status.......................................     30,579       508
     Unamortized transition assets.......................     (2,322)   (3,486)
     Unrecognized net actuarial loss.....................    (12,209)   19,580
     Unrecognized prior service cost.....................         78       112
                                                           ---------- ---------
         Prepaid pension cost............................  $  16,126  $ 16,714
                                                           ========== =========
   Weighted - Average Assumptions as of December 31,
     Discount rate.......................................       7.50%    6.75%
     Expected return on plan assets......................       8.50%    8.50%
     Rate of compensation increase.......................         N/A      N/A

                                                        Pension Benefits
                                                   -----------------------------
                                                     1999      1998      1997
                                                   --------- --------  ---------
   Components of Net Periodic Benefit Cost:

     Service cost................................  $  7,407  $  6,660  $  6,535
     Interest cost...............................    21,777    20,101    19,592

     Expected return on plan assets..............   (27,466)  (26,755)  (23,426)
     Amortization of prior service cost..........    (1,130)   (1,130)   (1,130)
                                                   --------- --------- ---------
         Net periodic pension expense (income)...  $    588  $ (1,124) $  1,571
                                                   ========= ========= =========

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997


(8)   Pension and Other Postretirement Benefits (Continued)

Other Postretirement Benefits

        The Company provides medical and dental benefits to eligible retirees. Currently, retirees are offered the same benefits as active employees after reflecting Medicare coordination. The following sets forth the plan's funded status, components of net periodic benefit cost (in thousands) at December 31:

                                                              Other Benefits
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
    Change in Benefit Obligation:

      Benefit obligation at beginning of year.............  $ 74,539   $ 59,084
      Service cost........................................     1,402      1,292
      Interest cost.......................................     4,782      4,501
      Actuarial loss (gain)...............................    (6,958)     9,662
                                                            --------- ----------
          Benefit obligation at end of period.............    73,765     74,539
                                                            --------- ----------
    Change in Plan Assets:

      Fair value of plan assets at beginning of year......    37,602     33,158
      Actual return on plan assets........................     5,269      4,444
      Employer contribution...............................       597          -
      Benefits paid.......................................    (1,643)         -
                                                            --------- ----------
          Fair value of plan assets at end of year........  $ 41,825   $ 37,602
                                                            --------- ----------

      Funded Status.......................................  $(31,940)  $(36,937)
      Unamortized transition assets.......................      (622)     6,826
      Unrecognized prior service cost.....................    23,617     25,436
           Accrued postretirement benefits cost...........  $ (8,945)  $ (4,675)
    Weighted - Average Assumptions as of December 31,
      Discount rate.......................................      7.50%      6.75%
      Expected return on plan assets......................      8.75%      8.75%
      Rate of compensation increase.......................        N/A        N/A

                                                        Pension Benefits
                                                    ----------------------------
                                                     1999      1998       1997
                                                    --------  --------  --------
    Components of Net Periodic Benefit Cost:

      Service cost................................  $  1,402   $ 1,292  $ 1,300
      Interest cost...............................     4,782     4,501    4,452
      Expected return on plan assets..............    (3,135)   (2,943)  (1,884)
      Amortization of prior service cost..........     1,817     1,817    1,817)
                                                    ---------  -------- --------
          Net periodic pension expense ...........  $  4,866   $ 4,667  $ 5,685
                                                    =========  ======== ========

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997

(8)    Pension and Other Postretirement Benefits (Continued)

       The effect of a 1% increase in the health care trend rate assumption would increase the accumulated postretirement benefit obligation as of December 31, 1999, by approximately $12.1 million and the aggregate service and interest cost components of net periodic postretirement benefit cost for 1999 by approximately $1.4 million. The health care cost trend rate is expected to decrease to 5.0% by 2010 and to remain at that level thereafter.

Executive Retirement Program

       The Company has an executive retirement program for a group of management employees. The program was intended to attract, motivate and retain key management employees. The Company's projected benefit obligation for this program, as of December 31, 1999, was $18.1 million, of which the accumulated and vested benefit obligation was $19.5 million. As of December 31, 1999, the Company has recognized an additional liability of $3.6 million for the amount of unfunded accumulated benefits in excess of accrued pension costs. The net periodic cost for 1999, 1998 and 1997 was $2.3 million, $2.3 million and $2.2 million, respectively. In 1989, the Company established an irrevocable grantor trust in connection with the executive retirement program. Under the terms of the trust, the Company may, but is not obligated to, provide funds to the trust, which was established with an independent trustee, to aid it in meeting its obligations under such program. Marketable securities in the amount of approximately $12.1 million (fair market value of $16.9 million) are presently in trust. No additional funds have been provided to the trust since 1989.

(9)    Stock Option Plans

        The Company's Performance Stock Plan ("PSP") is a non-qualified stock option plan, covering a group of management employees. Options to purchase shares of the Company's common stock are granted at the fair market value of the shares on the date of the grant. Options granted through December 31, 1995 vest on June 30, 1996 and have an exercise term of up to 10 years. All subsequent awards granted after December 31, 1995, vest three years from the grant date of the awards. Options granted or approved on or after February 9, 1998, can also vest upon retirement. The maximum number of options authorized are five million shares through December 31, 2000.

        In addition, the Company has a Director Retainer Plan ("DRP") which provides for payment of the Directors' annual retainer in the form of cash, restricted stock or options to purchase shares of the Company's common stock. The number of options granted in 1999 under the DRP was 8,000 shares with an exercise price of $9.69. No options were exercised under the DRP during 1999. The maximum number of options authorized are 100,000 shares through April 30, 2002. The number of options outstanding as of December 31, 1999, was 29,000.

        The fair value of each option grant is determined on the date of grant using the Black-Scholes option-pricing model with the following average assumptions used for grants in 1997, 1998 and 1999, respectively: dividend yield of 3.0%, 3.75% and 4.9%; expected volatility of 20%, 26.78% and 30.29%, risk-free interest rates of 5.69%, 4.65% and 6.43%; and expected lives of four years.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997

(9)      Stock Option Plans (Continued)

        A summary of the status of the Company's stock option plans at December 31, and changes during the years then ended is presented below. Prior periods have been restated for comparability purposes.

                                                     1999                  1998                  1997
                                           ----------------------  --------------------   ----------------------
                                                         Weighted              Weighted              Weighted
                                                          Average              Average                Average
                                                         Exercise              Exercise              Exercise
               Fixed Options                  Shares       Price     Shares     Price      Shares      Price
----------------------------------------     ---------   --------  ---------  ---------   --------   --------
Outstanding at beginning of year........       996,175    $18.819  1,539,214    $17.704  1,619,406   $15.905

Granted.................................       608,708    $17.397     10,000    $12.750    312,707   $23.033

Exercised...............................             -        N/A    473,063    $14.663    379,833   $14.453

Forfeited...............................        19,949    $18.649     79,976    $21.194     13,066   $19.450
                                             ----------            ----------           -----------
Outstanding at end of year..............     1,584,934               996,175    $18.819  1,539,214   $17.704
                                             ==========            ==========           ===========

Options exercisable at year-end ........       749,948               400,158               861,221
                                             ==========            ==========           ===========

Options available for future grant .....     2,183,624             2,752,806             2,672,832
                                             ----------            ----------           -----------
Weighted-average fair value of
options granted during the year:

     PSP................................         $3.89                   N/A                 $4.21
                                             ==========                                 ===========
     DRP................................         $5.85                 $7.32                $15.69
                                             ==========            ==========           ===========


The following table summarizes information about stock options outstanding at December 31, 1999:

                                                Options Outstanding                                Options Exercisable
                          ----------------------------------------------------------------   ---------------------------------
                                                      Weighted-
                                                       Average              Weighted                             Weighted
        Range of                Number                Remaining              Average             Number           Average
        Exercise              Outstanding            Contractual            Exercise          Exercisable        Exercise
         Prices               At 12/31/99                Life                Prices           At 12/31/99         Prices
   --------------------   --------------------   ---------------------  ------------------   ---------------  ----------------

   $5.50 - $12.75                  29,000             8.15 years             $ 9.466               21,000         $ 9.381
   $11.50 - $23.688             1,555,934             7.56 years             $18.398              728,948         $17.343
                              ------------                                                     -----------
                                1,584,934             7.57 years             $18.235              749,948         $17.120
                              ============                                                     ===========


              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997


(9)    Stock Option Plans (Continued)

       Had compensation cost for the Company's performance stock plan been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the effect on the Company's pro forma net earnings and pro forma earnings per share would be as follows (in thousands, except per share data):


                                           1999                      1998                       1997
                                 -------------------------  ------------------------  -------------------------
                                 As Reported    Pro forma   As Reported   Pro forma   As Reported   Pro forma
                                 -------------  ----------  ------------  ----------  ------------- -----------
Net earnings: (available for
  Common)......................     $82,569     $81,573       $82,096      $81,554       $80,409     $80,018
Net earnings per share
    Basic......................     $  2.01     $  1.99       $  1.97      $  1.95       $  1.92     $  1.92
    Diluted....................     $  2.01     $  1.98       $  1.95      $  1.95       $  1.91     $  1.90

(10)  Construction Program and Jointly-Owned Plants

        The Company's construction expenditures for 1999 were approximately $95.3 million, including expenditures on jointly-owned projects. The Company's proportionate share of expenses for the jointly-owned plants is included in operating expenses in the consolidated statements of earnings.

        At December 31, 1999, the Company's interests and investments in jointly-owned generating facilities are:


                                                                  Construction
                                       Plant in     Accumulated     Work in     Composite
Station (Fuel Type)                     Service    Depreciation     Progress     Interest
-------------------                    --------    ------------   ------------  ---------
                                                         (In thousands)
San Juan Generating Station (Coal)....  $704,458     $330,457        $ 5,088      46.3%
Palo Verde Nuclear Generating
  Station (Nuclear)*..................  $197,369     $ 49,284        $18,818      10.2%
Four Corners Power Plant
  Units 4 and 5 (Coal) ...............  $117,799     $ 66,755        $ 1,788      13.0%

-----------

     * Includes the Company's interest in PVNGS Unit 3, the Company's interest in common facilities for all PVNGS units and the Company's owned interests in PVNGS Units 1 and 2.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997

(10)  Construction Program and Jointly-Owned Plants (Continued)

San Juan Generating Station ("SJGS")

        The Company operates and jointly owns SJGS. At December 31, 1999, SJGS Units 1 and 2 are owned on a 50% shared basis with Tucson Electric Power Company, Unit 3 is owned 50% by the Company, 41.8% by Southern California Public Power Authority ("SCPPA") and 8.2% by Tri-State Generation and Transmission Association, Inc. Unit 4 is owned 38.457% by the Company, 28.8% by M-S-R Public Power Agency, ("M-S-R"), 10.04% by the City of Anaheim, California, 8.475% by the City of Farmington, 7.2% by the County of Los Alamos, and 7.028% by Utah Associated Municipal Power Systems.

Palo Verde Nuclear Generating Station

       The Company is a participant in the three 1,270 MW units of PVNGS, also known as the Arizona Nuclear Power Project, with Arizona Public Service Company ("APS") (the operating agent), Salt River Project, El Paso Electric Company ("El Paso"), Southern California Edison Company, SCPPA and The Department of Water and Power of the City of Los Angeles. The Company has a 10.2% undivided interest in PVNGS, with portions of its interests in Units 1 and 2 held under leases. (See Note 11 for additional discussion.)

(11)   Commitments and Contingencies

Long-Term Power Contracts

       The Company has a power purchase contract with Southwestern Public Service Company ("SPS") which originally provided for the purchase of up to 200 MW, expiring in May 2011. The Company may reduce its purchases from SPS by 25 MW annually upon three years' notice. The Company provided such notice to reduce the purchase by 25 MW in 1999 and by an additional 25 MW in 2000. The Company has 39 MW of contingent capacity obtained from El Paso under a transmission capacity for generation capacity trade arrangement that increases to 70 MW from 1999 through 2003. In addition, the Company is interconnected with various utilities for economy interchanges and mutual assistance in emergencies.

         In 1996, the Company entered into a long-term power purchase agreement ("PPA") with Cobisa-Person Limited Partnership ("PLP") to purchase approximately 100 MW of unit contingent peaking capacity from a gas turbine generating unit for a period of 20 years, with an option to renew for an additional five years. The agreement calls for PLP to construct and operate a gas turbine generating unit located on the Company's retired Person Generating Station site in Albuquerque, New Mexico.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997

(11)    Commitments and Contingencies (Continued)

       In 1998, the PPA was amended to change the maximum capacity the Company was obligated to take to 132 MW and to change the commercial operation date from May 1999 to May 2000. Primary fuel for the gas turbine generating unit will be natural gas, which will be provided by the Company. In addition, the unit will have the capability to utilize low sulfur fuel oil in the event natural gas is not available.

       The Company has been actively trading in the wholesale power market and has entered into and anticipates that it will continue to enter into power purchases to accommodate its trading activity.

Construction Commitment

       The Company has committed to purchase a combustion turbine for $36.0 million. In February 2000, the Company made a 10% deposit toward the purchase price. The turbine is for a planned power generation plant with an estimated cost of approximately $63.0 million for which a contract has not been finalized. The planned plant is part of the Company's ongoing competitive strategy of increasing generation capacity over time.

Plains Acquisition

         The Company and Tri-State Generation and Transmission Cooperatives, Inc. ("Tri-State") entered into an asset sale agreement dated September 9, 1999, pursuant to which Tri-State has agreed to sell certain assets consisting primarily of transmission assets, a fifty percent interest in an inactive power plant located near Albuquerque, and an office building to the Company. The purchase price is $13.2 million, subject to adjustment at the time of closing. The asset sale agreement contains standard covenants and conditions for this type of agreement. Currently the Company anticipates that the purchase will be completed by approximately the fall of 2000.

New Customer Billing System

         On November 30, 1998, the Company implemented a new customer billing system. Due to a significant number of problems associated with the implementation of the new billing system, the Company was unable to generate appropriate bills for all its customers through the first quarter of 1999 and was unable to analyze delinquent accounts until November 1999.

         Because of the implementation issues associated with the new billing system, the Company estimated retail gas and electric revenues through July 1999. Beginning with August 1999, the Company was able to determine actual revenues for all prior periods affected and began reconciling with previously estimated revenues. In December 1999, the Company completed its reconciliation of system revenues. As a result, 1999 revenues represented actual revenues as determined by the new billing system. The resulting reconciliation did not materially impact recorded revenues. However, a significant number of individual accounts required corrections.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997


(11)     Commitments and Contingencies (Continued)

         As a result of the delay of normal collection activities, the Company incurred a significant increase in delinquent accounts, many of which occurred with customers that no longer have active accounts with the Company. As a result, the Company significantly increased its bad debt accrual throughout 1999.

       The following is a summary of the allowance for doubtful accounts during 1999, 1998 and 1997:

                                                        1999     1998    1997
                                                      --------  ------- -------
                                                           (In thousands)
 Allowance for doubtful accounts beginning
   of year.........................................   $   836   $  783  $  709
 Bad debt accrual..................................    11,496    3,325   3,378
 Less:  Write off (adjustments) of
        uncollectible accounts ....................      (172)   3,272   3,304
                                                      --------  ------- -------
 Allowance for doubtful accounts, end of year .....   $12,504   $  836  $  783
                                                      ========  ======= =======

       Bad debt accruals for 1999 represent management's best estimate of potential uncollectible accounts based upon information available at December 31, 1999. The Company will make every reasonable effort to collect all amounts owed from delinquent customers. As new data becomes available from these efforts, management will re-evaluate the adequacy of the bad debt reserve. Any required change to the allowance for doubtful accounts will be reflected in operating results in the period new information becomes available. The Company will also provide additional disclosures as collection efforts progress over time.

Rate Case Settlement

       On August 25, 1999, the PRC issued an order approving the rate case settlement resulting from the NMPUC's final order of November 30, 1998. The PRC ordered the Company to reduce its electric rates by $34.0 million annually retroactive to July 30, 1999. In addition, the order includes a rate freeze until electric competition is fully implemented in New Mexico or until January 1, 2003. The settlement will reduce annual revenues by an estimated $37.0 million based on expected customer growth.

PVNGS Liability and Insurance Matters

       The PVNGS participants have insurance for public liability resulting from nuclear energy hazards to the full limit of liability under Federal law. This potential liability is covered by primary liability insurance provided by commercial insurance carriers in the amount of $200 million and the balance by an industry-wide retrospective assessment program. If losses at any nuclear power plant covered by the programs exceed the primary liability insurance limit, the Company could be assessed retrospective premium adjustments. The maximum assessment per reactor under the program for each nuclear incident is approximately $88 million, subject to an annual limit of $10 million per reactor per incident. Based upon the Company's 10.2% interest in the three PVNGS units, the Company's maximum potential assessment per incident for all three units is

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997

(11)     Commitments and Contingencies (Continued)

approximately $27.0 million, with an annual payment limitation of $3 million per incident. If the funds provided by this retrospective assessment program prove to be insufficient, Congress could impose revenue raising measures on the nuclear industry to pay claims. The United States Nuclear Regulatory Commission and Congress are reviewing the related laws. The Company cannot predict whether or not Congress will change the law. However, certain changes could possibly trigger "Deemed Loss Events" under the Company's PVNGS leases, absent waiver by the lessors.

        The PVNGS participants maintain "all-risk" (including nuclear hazards) insurance for nuclear property damage to, and decontamination of, property at PVNGS in the aggregate amount of $2.75 billion as of January 1, 2000. The Company is a member of an industry mutual insurer which provides both the "all-risk" and increased cost of generation insurance to the Company. In the event of adverse losses experienced by this insurer, the Company is subject to an assessment. The Company's maximum share of any assessment is approximately $2.6 million per year.

PVNGS Decommissioning Funding

       The Company has a program for funding its share of decommissioning costs for PVNGS. The nuclear decommissioning funding program is invested in equities and fixed income instruments in qualified and non-qualified trusts. The results of the 1998 decommissioning cost study indicated that the Company's share of the PVNGS decommissioning costs excluding spent fuel disposal will be approximately $163.1 million (in 1999 dollars).

        The Company funded an additional $3.1 million, $3.0 million and $2.1 million in 1999, 1998 and 1997, respectively, into the qualified trust funds. The estimated market value of the trusts at the end of 1999 was approximately $51.8 million.

Nuclear Spent Fuel and Waste Disposal

       Pursuant to the Nuclear Waste Policy Act of 1982, as amended in 1987 (the "Waste Act"), the United States Department of Energy ("DOE") is obligated to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by all domestic power reactors. Under the Waste Act, DOE was to develop the facilities necessary for the storage and disposal of spent nuclear fuel and to have the first such facility in operation by 1998. DOE has announced that such a repository now cannot be completed before 2010.

       The operator of PVNGS has capacity in existing fuel storage pools at PVNGS which, with certain modifications, could accommodate all fuel expected to be discharged from normal operation of PVNGS through 2002, and believes it could augment that storage with the new facilities for on-site dry storage of spent fuel for an indeterminate period of operation beyond 2002, subject to obtaining any required governmental approvals. The Company currently estimates that it will incur approximately $41.0 million (in 1999 dollars) over the life of PVNGS

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997


(11)  Commitments and Contingencies (Continued)

for its share of the costs related to the on-site interim storage of spent nuclear fuel. The Company accrues these costs as a component of fuel expense, meaning the charges are accrued as the fuel is burned. During 1999, the Company expensed approximately $1.0 million for on-site interim nuclear fuel storage costs related to nuclear fuel burned prior to 2000. The operator of PVNGS currently believes that spent fuel storage or disposal methods will be available for use by PVNGS to allow its continued operation beyond 2002.

Contingencies

       There are various claims and lawsuits pending against the Company and certain of its subsidiaries. The Company is also subject to Federal, state and local environmental laws and regulations, and is currently participating in the investigation and remediation of numerous sites. In addition, the Company periodically enters into financial commitments in connection with business operations. It is not possible at this time for the Company to determine fully the effect of all litigation on its consolidated financial statements. However, the Company has recorded a liability where an outcome of such litigation can be estimated and where an outcome is considered probable. The Company does not expect that any known lawsuits, environmental costs and commitments will have a material adverse effect on its financial condition or results of operations.

(12) Environmental Issues

        The normal course of operations of the Company necessarily involves activities and substances that expose the Company to potential liabilities under laws and regulations protecting the environment. Liabilities under these laws and regulations can be material and in some instances may be imposed without regard to fault, or may be imposed for past acts, even though such past acts may have been lawful at the time they occurred. Sources of potential environmental liabilities include (but are not limited to) the Federal Comprehensive Environmental Response Compensation and Liability Act of 1980 and other similar statutes.

         The Company records its environmental liabilities when site assessments and/or remedial actions are probable and a range of reasonably likely cleanup costs can be estimated. The Company reviews its sites and measures the liability quarterly, by assessing a range of reasonably likely costs for each identified site using currently available information, including existing technology, presently enacted laws and regulations, experience gained at similar sites, and the probable level of involvement and financial condition of other potentially responsible parties. These estimates include costs for site investigations, remediation, operations and maintenance, monitoring and site closure. Unless there is a probable amount, the Company, records the lower end of this reasonably likely range of costs (classified as other long-term liabilities at undiscounted amounts).

         The Company's recorded estimated minimum liability to remediate its identified sites is $8.3 million. The ultimate cost to clean up the Company's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; and the time periods over which site remediation is expected to occur. The Company believes that, due to these uncertainties, it is remotely possible that cleanup costs could exceed its recorded liability by up to $30.3 million. The upper limit of this range of costs was estimated using assumptions least favorable to the Company.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997

(12) Environmental Issues (Continued)

         Remediation of identified sites previously used in operations, used by tenants or contaminated by former owners required spending of $4.4 million in 1999 and $1.0 million in 1998. In 2000, the Company anticipates spending $2.2 million for remediation and $6 million for control and prevention. The majority of the December 31, 1999 environmental liability is expected to be paid over the next five years, funded by cash generated from operations. Future environmental obligations are not expected to have a material impact on the results of operations or financial condition of the Company.

(13)   Discontinued Operations

       On August 4, 1998, the Company adopted a plan to discontinue the gas trading operations of its Energy Services Business Unit. Accordingly, the gas marketing operations of its Energy Services Business Unit are reported as discontinued operations. Estimated losses on the disposal of the gas marketing segment were $5.1 million (net of income tax benefit of $3.3 million), which includes a provision for anticipated operating losses prior to disposal.

       Operating  losses  of the  discontinued  operations  prior to the date of discontinuation were $7.4 million and $5.5 million in 1998 and 1997, respectively. Such amounts include income tax benefits related to the losses from discontinued operations of $4.8 million in 1998 and $3.6 million in 1997. Total sales from the discontinued operations were $159.2 million and $114.7 million in 1998 and 1997, respectively. Prior to the decision to discontinue non-utility operations, such total sales and income tax benefits were included in operating revenues and operating expenses in the consolidated statement of earnings.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997


(14)  New and Proposed Accounting Standards

       Decommissioning: The Staff of the Securities and Exchange Commission ("SEC") has questioned certain of the current accounting practices of the electric industry regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in financial statements of electric utilities. In response to these questions, the Financial Accounting Standards Board ("FASB") has a project on its agenda to review the accounting for closure and removal costs, including decommissioning of nuclear power plants. If current electric industry accounting practices for nuclear power plant decommissioning are changed, the estimated cost for decommissioning could be recorded as a liability with recognition of an increase in the cost of the related nuclear power plant. The Company does not believe that such changes, if required, would have a material adverse effect on results of operations.

       EITF Issue 99-14, Recognition of Impairment Losses on Firmly Committed Executory Contracts: The EITF has added an issue to its agenda to address impairment of leased assets. A significant portion of the Company's nuclear generating assets are held under operating leases. Based on the alternative accounting methods being explored by the EITF, the related financial impact of the future adoption of EITF Issue No. 99-14 should not have a material adverse effect on results of operations. However, a complete evaluation of the financial impact from the future adoption of EITF Issue No. 99-14 will be undeterminable until EITF deliberations are completed and stranded cost recovery issues are resolved.

       Accounting for Derivative  Instruments and Hedging Activities,  SFAS 133:
SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement also requires that changes in the derivatives' fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivative gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company is in the process of reviewing and identifying all financial instruments currently existing in the Company in compliance with the provisions of SFAS 133. It is likely that the adoption of SFAS 133 will add volatility to the Company's operating results and/or asset and liability valuations reflecting the impact of mark-to-market accounting for commodity contracts. In June 1999, FASB issued SFAS 137 to amend the effective date for the compliance of SFAS 133 to January 1, 2001.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                           QUARTERLY OPERATING RESULTS

   The unaudited operating results by quarters for 1999 and 1998 are as follows:

                                                                     Quarter Ended
                                                ------------------------------------------------------
                                                   March 31      June 30    September 30   December 31
                                                -------------  -----------  ------------   -----------
                                                        (In thousands, except per share amounts)
  1999:
    Operating Revenues...........................   $272,818     $261,371     $ 340,604     $ 282,750
    Operating Income.............................     35,068       29,247        30,275        25,489
    Earnings from Continuing Operations..........     23,130       18,172        21,401        16,911
    Net Earnings (1).............................     26,671       18,172        21,401        16,911
    Net Earnings per share from Continuing
       Operations................................       0.55         0.44          0.52          0.41
    Net Earnings per Share (Basic)...............       0.64         0.44          0.52          0.41
    Net Earnings per Share (Diluted).............       0.63         0.44          0.52          0.41

  1998:
    Operating Revenues...........................    282,560      230,478       320,438       258,969
    Operating Income.............................     36,626       26,042        47,446        25,535
    Earnings from Continuing Operations..........     25,561       16,497        34,656        18,405
    Net Earnings (2).............................     21,214       14,778        31,989        14,701
    Net Earnings per share from Continuing
       Operations................................       0.61         0.39          0.83          0.44
    Net Earnings per Share (Basic)...............       0.50         0.35          0.76          0.36
    Net Earnings per Share (Diluted).............       0.50         0.35          0.76          0.34


         In  the  opinion  of  management  of  the  Company,   all   adjustments
(consisting of normal recurring accruals) necessary for a fair statement of the results of operations for such periods have been included.

-------------------

(1) Effective January 1, 1999, the Company adopted EITF Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. The effect of the initial application of EITF Issue No. 98-10 was reported as a cumulative effect of a change in accounting principle which increased the Company's consolidated net income by approximately $3.5 million (after related income tax expense of approximately $2.3 million), or $.08 per common share.

(2) On August 4, 1998, the Company adopted a plan to discontinue the gas trading operations of its Energy Services Business Unit. As a result, estimated losses of $1.4 million ($0.03 per common share) and $3.7 million ($0.09 per common share) for the third quarter and the fourth quarter, respectively, were recognized. (See note 13 of the notes to consolidated financial statements.) In addition, certain prior periods amounts have been restated.


              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        COMPARATIVE OPERATING STATISTICS

                                                    1999       1998        1997        1996         1995
                                                 ---------- -----------  ---------- -----------  ----------
Electric Service
Energy Sales--KWh (in thousands):
  Residential..................................   2,027,099   2,007,852   1,976,434   1,892,290   1,795,371
  Commercial...................................   2,980,935   2,888,539   2,841,831   2,698,087   2,578,243
  Industrial...................................   1,559,155   1,571,824   1,556,264   1,505,801   1,434,974
  Other ultimate customers.....................     236,394     271,659     160,370     310,118     220,777
                                                 ---------- -----------  ---------- -----------  ----------
    Total sales to ultimate customers..........   6,803,583   6,739,874   6,534,899   6,406,296   6,029,365
  Sales for resale.............................  11,171,621   8,782,315   6,785,643   4,575,220   2,590,513
                                                 ---------- -----------  ---------- -----------  ----------
    Total KWh sales............................  17,975,204  15,522,189  13,320,542  10,981,516   8,619,878
                                                 ========== ===========  ========== ===========  ==========
Electric Revenues (in thousands):
  Residential..................................  $  184,088 $   187,681  $  184,813 $   177,220  $  168,633
  Commercial...................................     238,830     241,968     237,629     226,146     218,222
  Industrial...................................      85,828      88,644      86,927      83,651      79,964
  Other ultimate customers.....................      13,777      18,124      10,135      20,804      18,749
                                                 ---------- -----------  ---------- -----------  ----------
    Total revenues to ultimate customers.......     522,523     536,417     519,504     507,821     485,568
  Sales for resale.............................     365,368     274,979     185,334     121,329      80,949
                                                 ---------- -----------  ---------- -----------  ----------
    Total revenues from energy sales...........     887,891     811,396     704,838     629,150     566,517
  Miscellaneous electric revenues..............      24,086      23,808      17,600      16,489      17,767
                                                 ---------- -----------  ---------- -----------  ----------
    Total electric revenues....................  $  911,977 $   835,204  $  722,438 $   645,639  $  584,284
                                                 ========== ===========  ========== ===========  ==========
Customers at Year End:
  Residential..................................     321,949     319,415     311,314     304,900     296,821
  Commercial...................................      38,435      37,652      36,942      36,292      35,390
  Industrial...................................         375         363         363         375         374
  Other ultimate customers.....................         625         665         637         632         598
                                                 ---------- -----------  ---------- -----------  ----------
    Total ultimate customers...................     361,384     358,095     349,256     342,199     333,183
  Sales for Resale.............................          83          83          66          56          37
                                                 ---------- -----------  ---------- -----------  ----------
    Total customers............................     361,467     358,178     349,322     342,255     333,220
                                                 ========== ===========  ========== ===========  ==========

Reliable Net Capability--KW....................   1,521,000   1,506,000   1,506,000   1,506,000   1,506,000
Coincidental Peak Demand--KW...................   1,291,000   1,313,000   1,209,000   1,217,000   1,247,000
Average Fuel Cost per Million BTU..............  $   1.3169  $   1.2433  $   1.2318  $   1.2735  $   1.3177
BTU per KWh of Net Generation..................      10,490      10,784      10,927      10,768      10,811

Water Service**
  Water Sales--Gallon (in thousands)...........        -            -            -          -     1,616,544
  Revenues (in thousands)......................        -            -            -          -    $    6,196
  Customers at Year End........................        -            -            -          -        23,752


* Due to the provision for the loss associated with the M-S-R contingent power purchase contract recognized in 1992, operating revenues were reduced by $7.3 million for 1995.

** On July 3, 1995, the Company sold its water utility division. Water Service's comparative operating statistics for 1995 are through this date.


              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        COMPARATIVE OPERATING STATISTICS

                                                  1999        1998        1997        1996         1995
                                               ----------  ----------  ----------   ----------  ----------
Gas Throughput--Decatherms (in thousands)
PNMGS:
    Residential.............................      29,309      30,258      30,755       27,387      25,865
    Commercial..............................      10,134      10,387      10,644        9,310       8,864
    Industrial..............................       2,338       1,553       1,280        2,136         661
    Public authorities......................       2,902       3,427       4,153        2,591       2,411
    Irrigation..............................       1,382       1,869       1,593        1,418       1,245
    Sales for resale........................       1,181       1,205       1,233        3,094       1,266
    Off-system sales........................       1,073       1,889       1,179        5,745       1,176
    Unbilled................................       3,784      (1,343)       (202)       1,405      (1,764)
                                               ----------  ----------  ----------   ----------  ----------
    PNMGS sales.............................      52,103      49,245      50,635       53,086      39,724
    Transportation throughput...............      40,161      36,413      33,975       47,010      49,136
                                               ----------  ----------  ----------   ----------  ----------
   PNMGS throughput.........................      92,264      85,658      84,610      100,096      88,860
Gathering Company:
    Spot market sales.......................           -           -           -            -          39
    Transportation throughput...............           -           -           -            -      20,695
                                               ----------  ----------  ----------   ----------  ----------
         Total throughput...................      92,264      85,658      84,610      100,096     109,594
                                               ==========  ==========  ==========   ==========  ==========
Gas Revenues (in thousands)
PNMGS:
    Residential.............................   $ 148,968   $ 161,153   $ 187,563    $ 129,911   $ 125,290
    Commercial..............................      36,528      42,680      50,502       33,022      32,328
    Industrial..............................       8,550       4,887       4,536        5,179       1,873
    Public authorities......................       9,782      12,610      17,577        8,018       7,939
    Irrigation..............................       4,229       5,780       5,041        3,252       3,077
    Sales for resale........................       2,530       3,596       4,465        2,106       3,114
    Off-system sales........................       2,357       3,816       1,926       14,352       1,885
    Imbalance penalties.....................       1,182       1,416       1,273        1,231       1,786
    Unbilled................................       4,107        (955)     (2,172)       2,678      (2,430)
                                               ----------  ----------  ----------   ----------  ----------
    Revenues from gas sales.................     218,233     234,983     270,711      199,749     174,862
    Transportation..........................      12,390      13,464      14,172       17,215      18,532
    Liquids.................................       1,867       1,463       4,451        7,608      12,782
    Other...................................       4,221       6,065       5,435        2,729       3,606
                                               ----------  ----------  ----------   ----------  ----------
    PNMGS operating revenues................     236,711     255,975     294,769      227,301     209,782
Gathering Company:
    Spot market sales.......................           -           -           -            -          42
    Transportation..........................           -           -           -            -       3,640
    Imbalance penalties.....................           -           -           -            -         418
Processing Company:
    Liquids revenue.........................           -           -           -            -         632
    Processing fees.........................           -           -           -            -       3,471
                                               ----------  ----------  ----------   ----------  ----------
         Total operating revenues...........   $ 236,711   $ 255,975   $ 294,769    $ 227,301   $ 217,985
                                               ==========  ==========  ==========   ==========  ==========
Customers at Year End
PNMGS:
    Residential.............................     390,428     383,292     375,032      367,025     358,822
    Commercial..............................      32,116      32,004      31,560       30,757      30,493
    Industrial..............................          51          55          50           54          59
    Public authorities......................       2,547       2,429       2,735        2,462       2,444
    Irrigation..............................       1,026       1,078       1,027        1,076         886
    Sales for resale........................           3           3           3            3           2
    Gas choice..............................         112         112           -            -           -
    Transportation..........................          32          29          31           36          38
                                               ----------  ----------  ----------   ----------  ----------
         Total customers....................     426,315     419,002     410,438      401,413     392,744
                                               ==========  ==========  ==========   ==========  ==========


----------
On June 30, 1995, the Company sold substantially all of the gas gathering and processing assets of the Company and its gas subsidiaries. Comparative operating statistics for Gathering Company and Processing Company are through this date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

       Reference is hereby made to "Election of Directors" in the Company's Proxy Statement relating to the annual meeting of stockholders to be held on June 6, 2000 (the "2000 Proxy Statement"), to PART I, SUPPLEMENTAL ITEM - "EXECUTIVE OFFICERS OF THE COMPANY" and "Other Matters" - "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2000 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

       Reference is hereby made to "Executive Compensation" in the 2000 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Reference is hereby made to "Voting Information", "Election of Directors" and "Stock Ownership of Certain Executive Officers" in the 2000 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Reference is hereby made to the 2000 Proxy Statement for such disclosure, if any, as may be required by this item.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (a) - 1.    See Index to Financial Statements under Item 8.

       (a) - 2. Financial Statement Schedules for the years 1999, 1998, and 1997 are omitted for the reason that they are not required or the information is otherwise supplied.

       (a) - 3-A.  Exhibits Filed:

         Exhibit No.                     Description
         -----------                     -----------

         3.2 By-laws of Public Service Company of New Mexico With All Amendments to and including February 8, 2000

         Exhibit No.                     Description
         -----------                     -----------

         4.6.1 Third Supplement, dated as of October 1, 1999 to Indenture dated as of March 11, 1998, between Public Service Company of New Mexico and The Chase Manhattan Bank, as Trustee

         10.11.3 Amendment No. 3 to the San Juan Unit 4 Early Purchase and Participation Agreement between Public Service Company of New Mexico and M-S-R Public Power Agency, dated as of October 27, 1999

         10.12.1 Amendment No. 1 to the Amended and Restated San Juan Unit 4 Purchase and Participation Agreement between Public Service Company of New Mexico and The Incorporated County of Los Alamos, New Mexico, dated October 27, 1999

         10.13 Amendment No. 2 to the San Juan Unit 4 Purchase Agreement and Participation Agreement between Public Service Company of New Mexico and The City of Farmington, New Mexico, dated October 27, 1999

         10.32** Supplemental Employee Retirement Agreements dated August 4, 1989, between Public Service Company of New Mexico and John
                   T. Ackerman and Max Maerki (refiled)

         10.36.1 Amendment No. 1 to the San Juan Unit 4 Purchase and Participation Agreement between Public Service Company of New Mexico and The City of Anaheim, California, dated October 27, 1999

         10.38.1 Amendment No. 1 to the Restated and Amended San Juan Unit 4 Purchase and Participation Agreement between Public Service Company of New Mexico and Utah Associated Municipal Power Systems, dated October 27, 1999

         23.1      Consent of Arthur Andersen LLP.

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

10.8.5         Amendment No. 10 dated as of November             10.8.5 to Annual Report of the         1-6986
               21, 1985 and Amendment No. 11 dated as            Registrant on Form 10-K for
               of June 13, 1986 and effective January 10,        fiscal year ended December 31,
               1987 to Arizona Nuclear Power Project             1994.
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
               Power Company .

10.9.6         Amendment No. Nine to Coal Sales                  10.9.6 to Annual Report of the         1-6986
               Agreement, dated as of December 31, 1995,         Registrant on Form 10-K for
               among San Juan Coal Company,                      fiscal year ended December 31,
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

10.12          Amended and Restated San Juan Unit 4              10.12 to Annual Report of the          1-6986
               Purchase and Participation  Agreement             Registrant on Form 10-K for
               dated as of December 28, 1984 between             fiscal year ended December 31,
               the Company and the Incorporated County           1994 (refiled).
               of Los Alamos

10.14          Participation Agreement among the                 10.14 to Annual Report of the          1-6986
               Company, Tucson Electric Power                    Registrant on Form 10-K for
               Company and certain financial institutions        fiscal year ended December 31,
               relating to the San Juan Coal Trust dated         1992.
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

10.20.2        Amendment No. 2 dated as of April 10, 1987 to     10.20.2 to Annual Report of the        1-6986
               Facility Lease dated as of August 12, 1986, as    Registrant on Form 10-K for
               amended, between The First National Bank of       fiscal year ended December 31,
               Boston, not in its individual capacity, but       1998.
               solely as Owner Trustee under a Trust Agreement,
               dated as of August 12, 1986, with MFS Leasing
               Corp., Lessor and Public Service Company of New
               Mexico, Lessee (refiled)

10.20.3        Amendment No. 3 dated as of March 8,              10.20.3  to the Company's              1-6986
               1995, to Facility Lease between Public            Quarterly Report on Form
               Service Company of New Mexico and                 10-Q for the quarter ended March
               the First National Bank of Boston,                31, 1995.
               dated as of August 12, 1986.

10.21          Facility Lease dated as of December 15,           10.21 to Annual Report of the          1-6986
               1986, between The First National Bank             Registrant on Form 10-K for
               of Boston, as Owner Trustee, and Public           fiscal year ended December 31,
               Service Company of New Mexico (Unit 1             1996.
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
               Unit 2 Transaction) together with
               Amendment No. 1 thereto (refiled).

10.23**        Restated and Amended Public Service Company of    10.23 to Annual Report of the          1-6986
               New Mexico Accelerated Management Performance     Registrant on Form 10-K for
               Plan (1988) (August 16, 1988) (refiled).          fiscal year ended December 31,
                                                                 1998.

10.23.1**      First Amendment to Restated and Amended Public    10.23.1 to Annual Report of the        1-6986
               Service Company of                                Registrant on Form 10-K for
               New Mexico Accelerated Management Performance     fiscal year ended December 31,
               Plan (1988) (August 30, 1988) (refiled).          1998.


Exhibit No.                   Description of Exhibit                     Filed as Exhibit:             File No:
-----------                   ----------------------                     -----------------             --------

10.23.2**      Second Amendment to Restated and Amended Public   10.23.2 to Annual Report of the        1-6986
               Service Company of New Mexico Accelerated         Registrant on Form 10-K
               Management Performance Plan (1988)(December 29,   for fiscal year
               1989) (refiled).                                  ended December 31, 1998.

10.23.4**      Fourth Amendment to the Restated and Amended      10.23.4 to the Company's               1-6986
               Public Service Company of New Mexico              Quarterly Report on Form 10-Q
               Accelerated  Management Performance Plan,  as     for the quarter ended March 31,
               amended effective December 7, 1998                1999.

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

10.27          Amendment No. 2 dated as of April 10,             10.53 to Annual Report of the          1-6986
               1987, to the Facility Lease dated as of           Registrant on Form 10-K for
               August 12, 1986, between The First                fiscal year ended December 31,
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

10.32.2**      Second Amendment to the Supplemental Employee     10.32.2 to the Company's               1-6986
               Retirement Agreement for Max H. Maerki, as        Quarterly Report on Form 10-Q
               amended effective December 7, 1998                for the quarter ended March 31,
                                                                 1999.

10.32.3**      First Amendment to the Supplemental Employee      10.32.3 to the Company's               1-6986
               Retirement Agreement for John T. Ackerman, as     Quarterly Report on Form 10-Q
               amended effective December 7, 1998                for the quarter ended March 31,
                                                                 1999.


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

10.38          Restated and Amended San Juan Unit 4              10.2.1 to the Company's                1-6986
               Purchase and Participation Agreement              Quarterly Report on Form 10-Q
               between Public Service Company of                 for the quarter ended September
               New Mexico and Utah Associated Municipal Power    30, 1993.
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
                                                                 1992.

10.44.2**      Second Restated and Amended Non-Union Severance   10.44.2 to the Company's               1-6986
               Pay Plan of Public Service Company of New Mexico  Quarterly Report on Form 10-Q
               dated  August  1,  1999                           for the quarter ended September
                                                                 30, 1999.

10.45**        Second  Amendment to the Public Service Company   10.45 to the Company's  Quarterly      1-6986
               of New Mexico Service Bonus Plan, as              Report on Form 10-Q for the
               amended   effective  December 7, 1998             quarter ended March 31, 1999.


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

10.47.6**      Second Amendment to the Pension Service           10.47.6 to the Company's               1-6986
               Adjustment Agreement for Benjamin F. Montoya, as  Quarterly Report on Form 10-Q
               amended effective December 7, 1998                for the quarter ended March 31,
                                                                 1999.

10.48**        Public Service Company of New Mexico              10.4 to the Company's Quarterly        1-6986
               OBRA `93 Retirement Plan.                         Report on Form 10-Q for the
                                                                 quarter ended September 30, 1993.

10.48.1**      First Amendment to the Public Service Company of  10.48.1 to the Company's               1-6986
               New Mexico OBRA '93 Retirement Plan, as amended   Quarterly Report on Form 10-Q
               effective  December 7, 1998                       for the quarter ended March 31,
                                                                 1999.


Exhibit No.                   Description of Exhibit                     Filed as Exhibit:             File No:
-----------                   ----------------------                     -----------------             --------

10.49**        Employment Contract By and Between                10.49 to Annual Report of the          1-6986
               Public Service Company of New Mexico and Roger    Registrant on Form 10-K for
               J. Flynn.                                         fiscal year ended December 31,
                                                                 1994.


10.50**        Public Service Company of New Mexico              10.50 to Annual Report of the          1-6986
               Section 415 Plan.                                 Registrant on Form 10-K for
                                                                 fiscal year ended December 31,
                                                                 1993.

10.51.2**      First Restated and Amended Executive Retention    10.51.2 to the Company's               1-6986
               Plan, as amended effective December 7, 1998       Quarterly Report on Form 10-Q
                                                                 for the quarter ended March 31,
                                                                 1999.

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


10.56.1        Amended and Restated Receivables Purchase         10.56.1 to the Company's               1-6986
               Agreement dated May 20, 1996,  between Public     Quarterly Report on
               Service  Company of New Mexico,  Citibank  and    Form 10-Q for the
               Citicorp North America,  Inc. and Amended         quarter ended June 30,
               Restated  Collection  Agent  Agreement dated      1996.
               May 20, 1996, between Public Service Company
               of  New  Mexico, Corporate Receivables
               Corporation and Citibank, N.A.

10.59*         Amended and Restated Lease dated as of            10.59 to Annual Report of the          1-6986
               September 1, 1993,  between The First             Registrant on Form 10-K for
               National Bank of Boston,  Lessor,  and            fiscal year ended December
               31, the Company, Lessee (EIP Lease). 1993.

10.61          Participation Agreement dated as of June          10.61 to Annual Report of the          1-6986
               30, 1983 among Security Trust Company,            Registrant on Form 10-K for
               as Trustee, the Company, Tucson Electric          fiscal year ended December 31,
               Power Company and certain financial               1993.
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

10.75**        Executive Savings Plan                           10.75 to the Company's Quarterly
                                                                Report on Form 10-Q for the
                                                                quarter ended June 30, 1998.

10.76          PVNGS Capital Trust--Variable Rate               10.76 to the Company's Quarterly       1-6986
               Trust Notes--PVNGS Note Agreement                Report on Form 10-Q for the
               dated as of July 31, 1998.                       quarter ended September 30, 1998.

10.77           San Juan Project Participation Agreement dated   10.77 to the Company's Quarterly       1-6986
                as of October 27, 1999, among Public Service     Report on Form 10-Q for the
                Company of New Mexico, Tucson Electric Power     quarter ended September 30, 1999.
                Company, The City of Farmington, New Mexico,
                M-S-R Public Power Agency,  The Incorporated
                County of Los Alamos,  New Mexico,  Southern
                California  Public Power Authority,  City of
                Anaheim,  Utah  Associated  Municipal  Power
                System   and   Tri-State    Generation   and
                Transmission Association, Inc.

10.78           Stipulation in the matter of the Commission's    10.78 to the Company's Quarterly       1-6986
                investigation of the rates for electric service  Report on Form 10-Q for the
                of Public Service Company of New Mexico, Rate    quarter ended September 30, 1999.
                Case No. 2761, dated May 21, 1999

10.78.1         Stipulation in the matter of the Commission's    10.78.1 to the Company's               1-6986
                investigation of the rates for electric service  Quarterly Report on Form
                of Public Service  Company of New Mexico,        10-Q the quarter ended
                Rate for Case No. 2761, dated May 27, 1999       September 30, 1999.


Exhibit No.                   Description of Exhibit                     Filed as Exhibit:             File No:
-----------                   ----------------------                     -----------------             --------

10.79           Asset Sale Agreement between Tri-State           10.79 to the Company's Quarterly       1-6986
                Generation and Transmission Association, Inc.,   Report on Form 10-Q for the
                a Colorado Cooperative Association and Public    quarter ended September 30, 1999.
                Service Company of New Mexico, a New Mexico
                Corporation, dated September 9, 1999

Additional Exhibits

21            Certain subsidiaries of the registrant.            22 to Annual Report of the             1-6986
                                                                 Registrant   on
                                                                 Form  10-K  for
                                                                 fiscal     year
                                                                 ended  December
                                                                 31, 1992.

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

99.3.3        Supplemental Indenture No. 3 dated as              99.3.3 to the Company's                1-6986
              of March 8, 1995, to Trust Indenture               Quarterly Report on Form 10-Q
              Mortgage, Security Agreement and                   for the quarter ended March 31,
              Assignment of Rents between The First              1995.
              National Bank of Boston and Chemical
              Bank dated as of December 16, 1985.


Exhibit No.                   Description of Exhibit                     Filed as Exhibit:             File No:
-----------                   ----------------------                     -----------------             --------

99.4*         Assignment, Assumption and Further                 99.4 to Annual Report of the           1-6986
              Agreement  dated as of December  16,               Registrant  on Form 10-K for
              1985,  between Public  Service  Company            fiscal year ended December
              of New Mexico and The First National               31, 1995.
              Bank of Boston, as Owner Trustee (refiled).

99.5          Participation Agreement dated as of July           99.5 to Annual Report of the           1-6986
              31, 1986, among the Owner Participant named        Registrant on Form 10-K for
              herein, First PV Funding Corporation, The          fiscal year ended December 31,
              First National Bank of Boston, in its              1996.
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

99.6          Trust Indenture, Mortgage, Security                99.6 to Annual Report of the           1-6986
              Agreement  and  Assignment  of Rents               Registrant  on Form 10-K for
              dated as of July 31, 1986,  between The            fiscal year ended December
              First  National Bank of Boston,  as Owner          31, 1996.
              Trustee,   and  Chemical  Bank,  as  Indenture
              Trustee together with  Supplemental  Indenture
              No. 1 thereto (refiled).

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

99.9*         Trust Indenture, Mortgage, Security                99.9 to Annual Report of the           1-6986
              Agreement  and  Assignment  of Rents               Registrant  on Form 10-K for
              dated as of  August  12,  1986,  between  the      fiscal  year  ended
              First  National  Bank of  Boston,  as  Owner       December  31,1996.
              Trustee,  and Chemical  Bank, as Indenture
              Trustee together with  Supplemental  Indenture
              No. 1 thereto (refiled).

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
              Appendix A  definitions  (Unit 2  Transaction)
              (refiled).

Exhibit No.                   Description of Exhibit                     Filed as Exhibit:             File No:
-----------                   ----------------------                     -----------------             --------

99.15         Trust Indenture, Mortgage, Security                99.15 to Annual Report of the          1-6986
              Agreement and  Assignment  of Rents dated          Registrant on Form 10-K
              as of  December  31,  1986,  between  the          for fiscal  year  ended
              First  National  Bank of  Boston,  as  Owner       December 31, 1996.
              Trustee,   and  Chemical  Bank,  as  Indenture
              Trustee (Unit 2 Transaction) (refiled).

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

99.17*        Waiver letter with respect to "Deemed              99.17 to Annual Report of the          1-6986
              Loss Event" dated as of August 18, 1986,           Registrant  on Form 10-K
              between the Owner Participant named                for fiscal year ended December
              therein, and  Public Service Company of            31, 1996.
              New Mexico (refiled).

99.18*        Waiver letter with respect to Deemed               99.18 to Annual Report of the          1-6986
              Loss Event" dated as of August 18, 1986,           Registrant  on Form 10-K
              for between the Owner Participant named            for fiscal year ended December
              therein, and Public Service Company of             31, 1996.
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
              Improvement and Power District, the
              Cities of Phoenix, Glendale, Mesa,
              Scottsdale, and Tempe, and the Town of
              Youngtown (refiled).

99.20         Agreement for the Sale and Purchase of             99.20 to Annual Report of the          1-6986
              Wastewater Effluent,  dated June 12, 1981,         Registrant on Form 10-K
              Among  Arizona  Public  Service  Company,          for fiscal  year  ended
              Salt River Project Agricultural Improvement         December 31, 1996.
              and Power District and the City of Tolleson,
              as amended (refiled).

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

     (b)  Reports on Form 8-K:

         During the quarter ended December 31, 1999 and during the period beginning January 1, 2000 and ending March 8, 2000, the Company filed, on the date indicated, the following report on Form 8-K.

     Dated:                          Filed:                                  Relating to:
     ------                          ------                                  ------------

November 18, 1999                November 17, 1999              The Company Seeks to Form Holding Company

December 8, 1999                 December 7, 1999               The Company Announces $20 Million Common Stock
                                                                Repurchase and Quarterly Dividend

January 26, 2000                 January 27, 2000               The Company Names New President

January 27, 2000                 January 27, 2000               The Company Reports 1999 Earnings of $2.01 Per Share

February 10, 2000                February 17, 2000              The Company's wholly-owned subsidiary, Avistar
                                                                Invests in Internet Energy Exchange

February 11, 2000                February 17, 2000              The Company Names New Senior Vice President

February 22, 2000                March 7, 2000                  The Company Subsidiary Announces Technology
                                                                Partnership with Sandia National Labs

February 23, 2000                March 7, 2000                  The Company Picks Manzano for New Holding Company


                         SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PUBLIC SERVICE COMPANY OF NEW MEXICO
                                                   (Registrant)

Date:  March 9, 2000                     By          /s/ B. F. Montoya
                                             -------------------------------
                                                       B. F. Montoya
                                                  Chairman, President and
                                                  Chief Executive Officer

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

                    Signature                                     Capacity                     Date
                    ---------                                     --------                     ----

                /s/ B. F. MONTOYA                 Principal Executive Officer and          March 9, 2000
----------------------------------------------    Chairman of the Board
                  B. F. MONTOYA
             Chairman, President and
             Chief Executive Officer

                /s/ M. H. MAERKI                  Principal Financial Officer              March 9, 2000
----------------------------------------------
                  M. H. Maerki
            Senior Vice President and
             Chief Financial Officer

                /s/ J. R. LOYACK                  Principal Accounting Officer             March 9, 2000
----------------------------------------------
                  J. R. Loyack
      Vice President, Corporate Controller
          and Chief Accounting Officer

               /s/ J. T. ACKERMAN                 Director                                 March 9, 2000
----------------------------------------------
                 J. T. Ackerman

               /s/ R. G. ARMSTRONG                Director                                 March 9, 2000
----------------------------------------------
                 R. G. Armstrong

                /s/ J. A. GODWIN                  Director                                 March 9, 2000
----------------------------------------------
                  J. A. Godwin

                /s/ L. H. LATTMAN                 Director                                 March 9, 2000
----------------------------------------------
                  L. H. Lattman

                /s/ M. LUJAN JR.                  Director                                 March 9, 2000
----------------------------------------------
                  M. Lujan Jr.

                 /s/ R. U. ORTIZ                  Director                                 March 9, 2000
----------------------------------------------
                   R. U. Ortiz

                 /s/ R. M. PRICE                  Director                                 March 9, 2000
----------------------------------------------
                   R. M. Price

                 /s/ P. F. ROTH                   Director                                 March 9, 2000
----------------------------------------------
                   P. F. Roth
