Form 10-Q
period 2000-03-31
PUBLIC SERVICE CO OF NEW MEXICO
filed 2000-05-15
CIK 81023

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (Mark One) [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITES EXCHANGE ACT OF 1934

                     For the period ended March 31, 2000
                                          --------------

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock-$5.00 par value                 39,535,399 shares
       ----------------------------                 -----------------
                   Class                     Outstanding at May 1, 2000

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.

PART I.  FINANCIAL INFORMATION:

      Report of Independent Public Accountants........................      3

   ITEM 1.  FINANCIAL STATEMENTS

      Consolidated Statements of Earnings -
      Three Months March 31, 2000 and 1999............................      4

      Consolidated Balance Sheets -
      March 31, 2000 and December 31, 1999............................      5

      Consolidated Statements of Cash Flows -
      Three Months Ended March 31, 2000 and 1999......................      7

      Notes to Consolidated Financial Statements......................      8

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........     17

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK............................................     43

PART II.  OTHER INFORMATION:

   ITEM 1.  LEGAL PROCEEDINGS.........................................     44

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................     47

Signature      .......................................................     49

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Public Service Company of New Mexico:

We have reviewed the accompanying condensed consolidated balance sheet of Public Service Company of New Mexico (a New Mexico corporation) and subsidiaries as of March 31, 2000 and the related consolidated statements of earnings and cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet and statement of capitalization of Public Service Company of New Mexico and subsidiaries as of December 31, 1999, and the related consolidated statements of earnings, capitalization and cash flows for the year then ended (not presented separately herein), and in our report dated January 26, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


                                   ARTHUR ANDERSEN LLP


Albuquerque, New Mexico
  May 15, 2000

ITEM 1.  FINANCIAL STATEMENTS

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS

                                   (Unaudited)

                                                         Three Months Ended
                                                               March 31
                                                      --------------------------
                                                         2000            1999
                                                      -----------     ----------
                                                           (In thousands, except
                                                             per share amounts)
Operating Revenues:
  Electric.........................................    $ 226,397       $184,442
  Gas..............................................       94,545         84,864
  Unregulated businesses...........................          349          3,512
                                                      -----------     ----------
    Total operating revenues.......................      321,291        272,818
                                                      -----------     ----------

Operating Expenses:
  Cost of energy sold..............................      167,723        110,409
  Administrative and general.......................       32,196         36,325
  Energy production costs..........................       35,642         34,774
  Depreciation and amortization....................       24,010         23,081
  Transmission and distribution costs..............       15,280         14,277
  Taxes, other than income taxes...................        7,666          9,321
  Income taxes.....................................        7,827          9,563
                                                      -----------     ----------
    Total operating expenses.......................      290,344        237,750
                                                      -----------     ----------
    Operating income...............................       30,947         35,068
                                                      -----------     ----------

Other Income and Deductions, Net of Tax                    7,505          6,099
                                                      -----------     ----------
    Income before interest charges.................       38,452         41,167
                                                      -----------     ----------

Interest Charges:
  Interest on long-term debt.......................       15,781         16,714
  Other interest charges...........................          719          1,323
                                                      -----------     ----------
    Net interest charges...........................       16,500         18,037
                                                      -----------     ----------

Net Earnings from Continuing Operations............       21,952         23,130

Cumulative Effect of a Change in Accounting
  Principle, Net of Tax............................            -          3,541
                                                      -----------     ----------

Net Earnings.......................................       21,952         26,671
Preferred Stock Dividend Requirements..............          146            147
                                                      -----------     ----------
Net Earnings Applicable to Common Stock............    $  21,806       $ 26,524
                                                      ===========     ==========

Net Earnings per Common Share:
  Basic............................................     $   0.55        $  0.64
                                                      ===========     ==========
  Diluted..........................................     $   0.55        $  0.63
                                                      ===========     ==========
Dividends Paid per Common Share....................     $   0.20        $  0.20
                                                      ===========     ==========

   The accompanying notes are an integral part of these financial statements.

                      PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS

                                                                           March 31, December 31,
                                                                             2000        1999
                                                                          ---------- ------------
                                                                         (Unaudited)
                                                                               (In thousands)
ASSETS
Utility Plant:
    Electric plant in service.........................................    $1,973,390  $ 1,976,009
    Gas plant in service..............................................       486,043      483,819
    Common plant in service and plant held for future use.............        69,328       69,273
                                                                         -----------  -----------
                                                                           2,528,761    2,529,101
    Less accumulated depreciation and amortization....................     1,099,857    1,077,576
                                                                         -----------  -----------
                                                                           1,428,904    1,451,525
    Construction work and progress....................................       120,743      104,934
    Nuclear fuel, net of accumulated amortization of
        $23,633 and $20,832...........................................        25,241       25,923
                                                                         -----------  -----------
      Net utility plant...............................................     1,574,888    1,582,382
                                                                         -----------  -----------

Other Property and Investments:
    Other investments.................................................       479,011      483,008
    Non-utility property, net of accumulated depreciation of
        $1,375 and $1,261.............................................         2,966        4,439
                                                                         -----------  -----------
      Total other property and investments............................       481,977      487,447
                                                                         -----------  -----------

Current Assets:
    Cash and cash equivalents.........................................        78,973      120,399
    Accounts receivables, net of allowance for uncollectible
        accounts of $12,504 (for both periods)........................       132,623      147,746
    Other receivables.................................................        41,771       68,911
    Inventories.......................................................        42,252       39,992
    Regulatory assets.................................................        11,456       24,056
    Other current assets..............................................         7,560        4,934
                                                                         -----------  -----------
      Total current assets............................................       314,635      406,038
                                                                         -----------  -----------
Deferred Charges:
    Regulatory assets.................................................       194,790      195,898
    Prepaid benefit costs.............................................        16,623       16,126
    Other deferred charges............................................        43,384       35,377
                                                                         -----------  -----------
      Total current assets............................................       254,797      247,401
                                                                         -----------  -----------
                                                                         $ 2,626,297  $ 2,723,268
                                                                         ===========  ===========

            The accompanying notes are an integral part of these financial statements.


                                   PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS

                                              CAPITALIZATION AND LIABILITIES

                                                                           March 31,  December 31,
                                                                             2000        1999
                                                                          ----------  -----------
                                                                         (Unaudited)
                                                                               (In thousands)
Capitalization:
    Common stockholders' equity:
       Common stock......................................................  $ 197,678   $ 203,517
       Additional paid-in capital........................................    440,375     453,393
       Accumulated other comprehensive income, net of tax................      2,328       2,352
       Retained earnings.................................................    241,836     227,829
                                                                          ----------  ----------
          Total common stockholders' equity..............................    882,217     887,091
    Minority interest....................................................     12,482      12,771
     Cumulative preferred stock without mandatory
         redemption requirements.........................................     12,800      12,800
    Long-term debt, less current maturities..............................    953,777     988,489
                                                                          ----------  ----------
          Total capitalization...........................................  1,861,276   1,901,151
                                                                          ----------  ----------
Current Liabilities:
    Accounts payable.....................................................     88,931     150,645
    Accrued interest and taxes...........................................     34,273      34,237
    Other current liabilities............................................     56,173      54,137
                                                                          ----------  ----------
          Total current liabilities......................................    179,377     239,019
                                                                          ----------  ----------
Deferred Credits:
  Accumulated deferred income taxes......................................    152,187     153,335
  Accumulated deferred investment tax credits............................     50,210      50,996
  Regulatory liabilities.................................................     84,432      88,497
  Regulatory liabilities related to accumulated deferred income tax......     14,935      14,935
  Accrued postretirement benefit costs...................................     10,120       8,945
  Other deferred credits.................................................    273,760     266,390
                                                                          ----------  ----------
     Total deferred credits..............................................    585,644     583,098
                                                                          ----------  ----------
Commitments and Contingencies............................................          -           -
                                                                          ----------  ----------
                                                                          $2,626,297  $2,723,268
                                                                          ==========  ==========


           The accompanying notes are an integral part of these financial statements.


                     PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          (Unaudited)
                                                                               Three Months Ended
                                                                                     March 31,
                                                                             -----------------------
                                                                               2000           1999
                                                                             --------       --------
                                                                                  (In thousands)
Cash Flows From Operating Activities:
  Net earnings............................................................   $ 21,952       $ 26,671
  Adjustments to reconcile net earnings to net cash flows
    from operating activities:
      Depreciation and amortization.......................................     26,805         26,070
      Gain on cumulative effect of a change in accounting principle.......          -         (5,862)
      Other, net..........................................................     (3,406)           125
      Changes in certain assets and liabilities:
        Accounts receivables..............................................     15,022        (11,033)
        Other assets......................................................     27,342         34,969
        Accounts payable..................................................    (61,711)       (43,660)
        Other liabilities.................................................      9,574         12,751
                                                                             ---------      ---------
        Net cash flows provided from operating activities.................     35,578         40,031
                                                                             ---------      ---------
Cash Flows From Investing Activities:
  Utility plant additions.................................................    (22,361)       (18,217)
  Return on PVNGS lease obligation bonds..................................      8,636          9,029
  Other investing.........................................................     (3,155)        28,264
                                                                             ---------      ---------
        Net cash flows (used) generated from investing activities.........    (16,880)        19,076
                                                                             ---------      ---------
Cash Flows From Financing Activities:
  Repayments..............................................................    (32,800)       (26,620)
  Common stock repurchase.................................................    (18,854)        (5,848)
  Dividends paid..........................................................     (8,182)        (8,450)
  Other financing.........................................................       (288)          (369)
                                                                             ---------      ---------
        Net cash flows used in financing activities.......................    (60,124)       (41,287)
                                                                             ---------      ---------
Increase (Decrease) in Cash and Cash Equivalents..........................    (41,426)        17,820
Beginning of Period.......................................................    120,399         61,280
                                                                             ---------      ---------
End of Period.............................................................   $ 78,973       $ 79,100
                                                                             =========      =========
Supplemental Cash Flow Disclosures:
  Interest paid...........................................................   $ 20,318        $ 20,528
                                                                             =========      =========
  Income taxes paid, net .................................................   $     23        $  1,475
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


              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      Accounting Policies and Responsibilities for Financial Statements

In the opinion of management of Public Service Company of New Mexico (the "Company"), the accompanying interim consolidated financial statements present fairly the Company's financial position at March 31, 2000 and December 31, 1999, the consolidated results of its operations for the three months ended March 31, 2000 and the consolidated statements of cash flows for the three months ended March 31, 2000. These statements are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Accordingly, they are unaudited, and certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these statements should refer to the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1999, which are included on the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations presented in the accompanying financial statements are not necessarily representative of operations for an entire year.

Certain amounts in the 1999 consolidated financial statements and notes have been reclassified to conform to the 2000 financial statement presentation.

(2)      Segment Information

The Company's principal business segments are electric ("Electric") and gas ("Gas") operations. Electric consists of three major business lines that include the Electric Service Business Unit ("Distribution"), Transmission Service Business Unit ("Transmission") and Bulk Power Business Unit ("Generation"). The unregulated segments include the operations of Avistar, Inc. and corporate administrative functions. Intersegment revenues are determined based on a formula mutually agreed upon between affected segments and are not based on market rates. Intersegment revenues are eliminated for consolidated purposes.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)      Segment Information (Continued)

Summarized financial information by business segment for the three months ended March 31, 2000 and 1999 is as follows:

                                                       Electric
                                   --------------------------------------------------
                                   Distribution   Transmission   Generation     Total       Gas     Unregulated    Consolidated
                                   ------------   ------------   ----------     -----       ---     -----------    ------------
                                                                        (In thousands)
2000:
Operating revenues:
   External customers...............  $122,110      $  3,811     $  100,476   $  226,397   $ 94,545    $   349      $  321,291
   Intersegment revenues............         -         6,797         75,823       82,620          -          -          82,620
Depreciation and amortization.......     6,456         2,103         10,079       18,638      5,366          6          24,010
Interest income.....................        40             6          9,660        9,706        136      1,423          11,265
Net interest charges (income).......     3,373         1,098          9,267       13,738      2,854        (92)
                                                                                                                        16,500
Income tax expense (benefit)
  from continuing operations........     5,437           468          5,820       11,725      3,726     (2,750)         12,701
Operating income (loss).............    11,989         1,904         13,935       27,828      8,118     (4,999)         30,947
Segment net income (loss)...........     8,464           801         11,381       20,646      5,500     (4,194)         21,952

Total assets........................   569,550       204,750      1,374,329    2,148,629    454,224     23,444       2,626,297
Gross property additions............     8,004         1,842          7,778       17,624      4,737          -          22,361

1999:
Operating revenues:
   External customers...............  $129,183       $ 3,776       $ 51,483    $ 184,442   $ 84,864    $ 3,512      $  272,818
   Intersegment revenues............         -         7,450         77,970       85,420          -          -          85,420
Depreciation and amortization.......     5,829         2,089         10,343       18,261      4,820                     23,081
Interest income.....................     3,352         1,120          4,881        9,353      2,336        165          11,854
Net interest charges (income).......     5,439         1,944          6,915       14,298      4,015       (276)         18,037

Income tax expense (benefit)
  from continuing operations........     6,374           825          3,853       11,052      3,390       (883)         13,559
Operating income (loss).............    13,344         2,608         12,054       28,006      8,263     (1,201)         35,068
Cumulative effect of a change in
  Accounting principle, net of tax..         -             -          3,541        3,541          -          -           3,541
Segment net income (loss)...........     9,790         1,315         11,931       23,036      4,983     (1,348)         26,671

Total assets........................   593,091       195,444      1,292,533    2,081,068    441,826     13,372       2,536,266
Gross property additions............     6,949         1,834          4,078       12,861      5,274          7          18,142


              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)      Comprehensive Income

                                                             Three Months Ended
                                                                  March 31
                                                            -------------------
                                                              2000       1999
                                                            ---------  --------
                                                               (In thousands)

 Net Earnings.............................................  $21,952    $26,671
                                                            --------   --------
 Other Comprehensive Income, net of tax: Unrealized gain (loss) on securities:

   Unrealized holding gains arising during the period.....    1,475      1,070
   Less reclassification adjustment for gains included
      in net income.......................................   (1,499)      (604)
                                                            --------   --------
   Total Other Comprehensive Income (loss)................      (24)       466
                                                            --------   --------
 Total Comprehensive Income...............................  $21,928    $27,137
                                                            ========   ========

The Company's investments held in grantor trust for nuclear decommissioning and certain retirement benefits are classified as available-for-sale, and accordingly unrealized holding gains and losses are recognized as a component of comprehensive income. Realized gains and losses are included in earnings. All components of comprehensive income are recorded, net of any tax benefit or expense. A deferred asset or liability is established for the resulting temporary difference.

(4)      Financial Instruments

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

The Company is exposed to credit losses in the event of non-performance or non-payment by counterparties. The Company uses a credit management process to assess and monitor the financial conditions of counterparties. The Company's credit risk with its largest counterparty as of March 31, 2000 was $5.4 million.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)      Financial Instruments (Continued)

Natural Gas Contracts

Pursuant to an order issued by the NMPUC, predecessor to the PRC, the Company has previously entered into swaps to hedge certain portions of natural gas supply contracts in order to protect the Company's natural gas customers from the risk of adverse price fluctuations in the natural gas market. The financial impact of all hedge gains and losses from swaps flowed through the Company's purchased gas adjustment clause and are fully recoverable by the Company. As a result, earnings were not affected by gains or losses generated by these instruments. The Company hedged 40% of its natural gas deliveries during the 1998-1999 heating season. Less than 15.5% of the 1998-1999 heating season portfolio was hedged using financial hedging contracts. The Company hedged a portion of its 1999-2000 heating season gas supply portfolio through the use of both physical and financial hedging tools. Less than 9.1% of the Company's 1999-2000 heating season portfolio was hedged using financial hedging contracts. The 1999-2000 heating season hedges were completed in January 2000. No additional hedges have been put in place.

Electricity Trading Contracts

To take advantage of market opportunities associated with the purchase and sale of electricity, the Company's wholesale power operation periodically enters into derivative financial instrument contracts. In addition, the Company enters into forward physical contracts and physical options. The Company accounts for these financial instruments as trading activities under the accounting guidelines set forth under The Emerging Issues Task Force ("EITF") Issue No. 98-10. As a result, all open contracts are marked to market at the end of each period. The physical contracts are subsequently recognized as revenues or purchased power when the actual physical delivery occurs. The effect of the initial application of the new standard is reported as a cumulative effect of a change in accounting principle. Accordingly, the Company recorded additional earnings for the three months ended March 31, 1999, net of taxes, of approximately $3.5 million, or $0.08 per common share, to recognize the gain on net open physical electricity purchases and sales commitments considered to be trading activities.

Through March 31, 2000, the Company's wholesale electric trading operations settled trading contracts for the sale of electricity that generated $21.5 million of electric revenues by delivering 722.4 million KWh. The Company purchased $19.7 million or 662.4 million KWh of electricity to support these contractual sale and other open market sales opportunities.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)      Financial Instruments (Continued)

As of March 31, 2000, the Company had open trading contract positions to buy $30.7 million and to sell $37.4 million of electricity. At March 31, 2000, the Company had a gross mark-to-market gain (asset position) on these trading contracts of $8.3 million and gross mark-to-market loss (liability position) of $9.0 million, with net mark-to-market loss (liability position) of $0.7 million. The mark-to-market valuation is recognized in earnings each period.

Corporate Hedge

The Company has about $44 million invested in domestic stocks in various trusts for nuclear decommissioning, executive retirement and retiree medical benefits. The Company uses financial derivatives based on the Standard & Poor's ("S&P") 500 Index to limit potential loss on these investments due to adverse market fluctuations. The options are structured as a collar, protecting the portfolio against losses beyond a certain amount and balancing the cost of that downside protection by foregoing gains above a certain level. If the S&P 500 Index is within the specified range when the option contract expires, the Company will not be obligated to pay, nor will the Company have the right to receive cash. During the three months ended March 31, 2000, certain contracts were terminated. The Company recognized a realized gain of $2.4 million (pre-tax) on these terminations. Subsequently, the Company entered into similar contracts which expire on June 15, 2001. For the three months ended March 31, 2000, the Company recorded an unrealized year-to-date loss of $1.7 million (pre-tax) on the market value of its options. The net effect of the collar instruments for the quarter ended March 31, 2000 was a net pre-tax gain of $0.7 million.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)    Earnings Per Share

In accordance with SFAS No. 128, Earnings per Share, dual presentation of basic and diluted earnings per share has been presented in the Consolidated Statements of Earnings. The following reconciliation illustrates the impact on the share amounts of potential common shares and the earnings per share amounts for the


                                                                         2000      1999
                                                                       -------   -------
    Basic:
    Net Earnings from Continuing Operations........................    $21,952   $23,130
    Cumulative Effect of a Change in Accounting
       Principle, net of tax ......................................          -
                                                                                   3,541
                                                                       -------   -------
    Net Earnings...................................................     21,952    26,671
    Preferred Stock Dividend Requirements..........................        146       147
                                                                       -------   -------
    Net Earnings Applicable to Common Stock........................     21,806    26,524
                                                                       =======   =======
    Average Number of Common Shares Outstanding....................     39,973    41,767
                                                                       =======   =======
    Net Earnings (Loss) per Common Share:
      Earnings from continuing operations..........................    $  0.55   $  0.56
      Cumulative effect of a change in accounting principle........          -      0.08
                                                                       -------   -------
    Net Earnings per Common Share (Basic)..........................    $  0.55   $  0.64
                                                                       =======   =======
    Diluted:
    Net Earnings Applicable to Common Stock
      Used in basic calculation....................................    $21,806    26,524
                                                                       =======   =======

    Average Number of Common Shares Outstanding....................     39,973    41,767
    Diluted effect of common stock equivalents (a).................         29        44
                                                                       -------   -------
    Average common and common equivalent shares
      Outstanding..................................................     40,002    41,811
                                                                       =======   =======

    Net Earnings (Loss) per Common Share:
      Earnings from continuing operations..........................    $  0.55   $  0.55
      Cumulative effect of a change in accounting principle........          -      0.08
                                                                       -------   -------
    Net Earnings per Share of Common Stock (Diluted)...............    $  0.55   $  0.63
                                                                       =======   =======

         (a)  Excludes  the  effect  of  average   anti-dilutive   common  stock
         equivalents related to out of-the-money options of 186,737 and 75,742 for the three months ended 2000 and 1999, respectively.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)      Commitments and Contingencies

New Customer Billing System

On November 30, 1998, the Company implemented a new customer billing system. Due to a significant number of problems associated with the implementation of the new billing system, the Company was unable to generate appropriate bills for certain of its customers through the first quarter of 1999 and was unable to analyze delinquent accounts until November 1999.

As a result of the delay of normal collection activities, the Company incurred a significant increase in delinquent accounts, many of which occurred with customers that no longer have active accounts with the Company. As a result, the Company significantly increased its bad debt accrual throughout 1999.

The following is a summary of the allowance for doubtful accounts for the three months ended March 31, 2000 and the year ended December 31, 1999:

                                                          March 31, December 31,
                                                            2000       1999
                                                         ---------- -----------
                                                             (In thousands)
 Allowance for doubtful accounts, beginning
   of year............................................   $  12,504  $     836
 Bad debt accrual.....................................         734     11,496
 Less:  Write-off (adjustments) of uncollectible
   Accounts...........................................         734       (172)
                                                         ---------- ----------
 Allowance for doubtful accounts, end of period ......   $  12,504  $  12,504
                                                         ========== ==========


The Company is still analyzing its delinquent accounts resulting from the new customer billing system implementation problems and expects to write off a significant portion upon completion of its analysis. Based upon information available at March 31, 2000, the Company believes the allowance for doubtful accounts is adequate for management's estimate of potential uncollectible accounts.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)      Commitments and Contingencies (Continued)

There are various claims and lawsuits pending against the Company and certain of its subsidiaries. The Company is also subject to Federal, state and local environmental laws and regulations, and is currently participating in the investigation and remediation of numerous sites. In addition, the Company has periodically entered into financial commitments in connection with business operations. It is not possible at this time for the Company to determine fully the effect of all litigation on its consolidated financial statements. However, the Company has recorded a liability where such litigation can be estimated and where an outcome is considered probable. The Company does not expect that any known lawsuits, environmental costs and commitments will have a material adverse effect on its financial condition or results of operations.

(7)    New and Proposed Accounting Standards

Decommissioning: The Staff of the Securities and Exchange Commission ("SEC") has questioned certain of the current accounting practices of the electric industry regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in financial statements of electric utilities. In February 2000, the Financial Accounting Standards Board ("FASB") issued an exposure draft regarding Accounting for Obligations Associated with the Retirement of Long-Lived Assets ("Exposure Draft"). The Exposure Draft requires the recognition of a liability for an asset retirement obligation at fair value. In addition, present value techniques used to calculate the liability must use a credit adjusted risk-free rate. Subsequent remeasures of the liability would be recognized using an allocation approach. The Company has not yet determined the impact of the Exposure Draft.

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

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7)      New and Proposed Accounting Standards (Continued)

Accounting for Derivative Instruments and Hedging Activities, SFAS 133: SFAS 133 establishes accounting and reporting standards requiring derivative instruments to be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement also requires that changes in the derivatives' fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivative gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. In June 1999, Financial Accounting Standards Board ("FASB") issued SFAS 137 to amend the effective date for the compliance of SFAS 133 to January 1, 2001. In March 2000, FASB issued an Exposure Draft that proposed certain amendments to SFAS 133. The proposed amendments would, among other things, expand the normal sales and purchases exception to contracts that implicitly or explicitly permit net settlement and contracts that have a market mechanism to facilitate net settlement. The expanded exception would likely exclude a significant portion of the Company's contracts that previously would have required valuation under SFAS
133. The Company is in the process of reviewing and identifying all financial instruments currently existing in the Company in compliance with the provisions of SFAS 133. It is likely that the adoption of SFAS 133 will add volatility to the Company's operating results and/or asset and liability valuations reflecting the impact of mark-to-market accounting for commodity contracts. The Company has not determined the impact of SFAS 133 or the Exposure Draft.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's assessment of the Company's financial condition and the significant factors affecting the results of operations. This discussion should be read in conjunction with the Company's consolidated financial statements and PART II, ITEM 1. - Legal Proceedings. Trends and contingencies of a material nature are discussed to the extent known and considered relevant.

                                    OVERVIEW

The Company is a public utility primarily engaged in the generation, transmission, distribution and sale of electricity and in the transmission, distribution and sale of natural gas within the State of New Mexico. In addition, in pursuing new business opportunities, the Company provides energy and utility-related activities through its wholly-owned subsidiary, Avistar, Inc. ("Avistar").

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

The Company provides retail electric service to a large area of north central New Mexico, including the cities of Albuquerque and Santa Fe, and certain other areas of New Mexico. As of March 31, 2000 and 1999 and December 31, 1999, approximately 366,000, 359,000 and 361,000, respectively, retail electric customers were served by the Company.

                            ELECTRIC SALES BY MARKET
                             (Thousands of dollars)

                                                    Three Months Ended
                                                         March 31,

                                                       2000         1999
                                                     --------     --------

   Retail........................................... $121,386     $128,383
   Firm-requirement wholesale.......................    1,736        1,713
   Other contracted off-system sales................   62,807       31,396
   Economy energy sales.............................   35,714       17,688
   Other............................................    4,754        5,262
                                                     --------     --------
                                                     $226,397     $184,442
                                                     ========     ========

                            ELECTRIC SALES BY MARKET
                                (Megawatt hours)

                                                       Three Months Ended
                                                           March 31,

                                                       2000         1999
                                                    ---------    ---------

   Retail.......................................... 1,655,150    1,600,010
   Firm-requirement wholesale......................    47,921       43,085
   Other contracted off-system sales............... 2,042,998    1,022,460
   Economy energy sales............................ 1,272,668      896,355
                                                    ---------    ---------
                                                    5,018,737    3,561,910
                                                    =========    =========

The Company has ownership interests in certain generating facilities located in New Mexico, including Four Corners Power Plant, a coal fired unit, and San Juan Generating Station, a coal fired unit. In addition, the Company has ownership and leasehold interests in Palo Verde Nuclear Generating Station ("PVNGS") located in Arizona. These generation assets are used to supply retail and wholesale customers. The Company also owns Reeves Generating Station, a gas and oil fired unit and Las Vegas Generating Station, a gas and oil fired unit that are used solely for reliability purposes or to generate electricity for the wholesale market during peak demand periods in the Company's wholesale power markets. As of March 31, 2000 and 1999 and December 31, 1999, the total net generation capacity of facilities owned or leased by the Company was 1,521 MW. In addition to generation capacity, the Company purchases power in the open market. The Company is also interconnected with various utilities for economy interchanges and the mutual assistance in emergencies. The Company has been actively trading in the wholesale power market and has entered into and anticipates that it will continue to enter into power purchase agreements to accommodate its trading activity.

                             NATURAL GAS OPERATIONS

The Company's gas operations distribute natural gas to most of the major communities in New Mexico, including Albuquerque and Santa Fe, serving approximately 429,000, 422,000 and 426,000 customers as of March 31, 2000 and 1999 and December 31, 1999, respectively. The Company's customer base includes both sales-service customers and transportation-service customers. Sales-service customers purchase natural gas and receive transportation and delivery services from the Company for which the Company receives both cost-of-gas and cost-of-service revenues. Additionally, the Company makes occasional gas sales to off-system customers. Off-system sales deliveries generally occur at interstate pipeline interconnects with the Company's system. Transportation-service customers, who procure gas independently of the Company and contract with the Company for transportation and related services, are billed cost-of-service revenues only.

The Company obtains its supply of natural gas primarily from sources within New Mexico pursuant to contracts with producers and marketers. These contracts are generally sufficient to meet the Company's peak-day demand.

The following table shows gas throughput by customer class:

                                 GAS THROUGHPUT
                            (Thousands of decatherms)

                                                            Three Months Ended
                                                                 March 31,

                                                             2000       1999
                                                            -------    -------

           Residential................................       11,231     14,310
           Commercial.................................        3,636      4,754
           Transportation*............................        9,011      7,839
           Other......................................        1,887      2,442
                                                            -------    -------
                                                             25,765     29,345
                                                            =======    =======

         The following table shows gas revenues by customer:

                                  GAS REVENUES
                             (Thousands of dollars)

                                                             Three Months Ended
                                                                  March 31,

                                                              2000      1999
                                                             -------   -------

            Residential...............................       $63,088   $54,794
            Commercial................................        16,693    16,682
            Transportation*...........................         3,984     3,832
            Other.....................................        10,780     9,556
                                                             -------   -------
                                                             $94,545   $84,864
                                                             =======   =======
         *Customer-owned gas.

AVISTAR

The Company's wholly-owned subsidiary, Avistar, was formed in August 1999 as a New Mexico corporation and is currently engaged in certain unregulated, non-utility businesses, including energy and utility-related services previously operated by the Company. The PRC authorized the Company to invest $50 million in equity in Avistar and to enter into a reciprocal loan agreement for up to an additional $30 million. The Company has currently invested $25 million in Avistar. In February 2000, Avistar invested $3 million in AMDAX.com, a start-up company which plans to provide an on-line auction service to bring together electricity buyers and sellers in the deregulated electric power market.

Restructuring the Electric Utility Industry

Introduction of competitive market forces and restructuring of the electric utility industry in New Mexico continue to be key issues facing the Company. New Mexico's Electric Utility Industry Restructuring Act of 1999 (the "Restructuring Act") that was enacted into law in April 1999, begins to open the state's electric power market to customer choice beginning in 2001. The Restructuring Act gives schools, residential and small business customers the opportunity to choose among competing power suppliers beginning in January 2001. Competition will be expanded to include all customers starting in January 2002. The New Mexico Public Regulation Commission ("PRC"), however, can extend these dates by up to one year if necessary. Rural electric cooperatives and municipal electric systems have the option not to participate in the competitive market.

Residential and small business customers who do not select a power supplier in the open market can buy their electricity through their local utility through a "standard offer" whereby the local distribution utility will procure power supplies through a process approved by the PRC. The local distribution utility system and related services such as billing and metering will continue to be regulated by the PRC, while transmission services and wholesale power sales will remain subject to Federal regulation.

The Restructuring Act does not require utilities to divest their generating plants, but requires unregulated activities to be separated from the regulated activities through creation of at least two separate corporations.

The law also provides for recovery of at least half of stranded costs. Recovery of more than half is allowable if certain tests specified in the laws are met. Stranded costs are defined in the law to include nuclear decommissioning costs, regulatory assets, leases and other costs recognized under existing regulation. Stranded costs will be recovered from customers over a five-year period. Utilities will also be allowed to recover through 2007 all transition costs reasonably incurred to comply with the new law (see "Stranded Costs" and "Transition Costs" below).

The Company plans to reorganize its operations by forming a holding company structure as a means of achieving the corporate and asset separation required by the Restructuring Act. The proposed holding company will be called Manzano Corporation ("Manzano"). The Company's plan for a holding company structure will separate the Company into two subsidiaries. Shareholders will be asked to approve the holding company structure and related share exchange. If the Company receives all necessary regulatory and other approvals, pursuant to the
Restructuring Act, all of the Company's electric and gas distribution and transmission assets and certain related liabilities will be transferred to a newly created subsidiary. After this asset transfer, this subsidiary will acquire the name "Public Service Company of New Mexico" (for purposes of this discussion, the subsidiary will be referred to as "UtilityCo") and the corporation formerly named Public Service Company of New Mexico will be renamed Manzano Energy Corporation (for purposes of this discussion, the subsidiary will be referred to as "Energy"). Energy will continue to own the Company's existing electric generation and unregulated, competitive assets after completion of the transfer of the regulated business to the newly created utility subsidiary. UtilityCo and Energy will be wholly-owned subsidiaries of Manzano.

The Company is filing its transition plan with the PRC pursuant to the Restructuring Act in three parts. In November 1999, the Company filed the first two parts of the transition plan with the PRC. Part one, which has been approved, requested approval to create Manzano and UtilityCo as wholly-owned shell subsidiaries of the Company. Part two of the Company's transition plan requested that all PRC approvals necessary for the Company to implement the formation of the holding company structure, the share exchange and the separation plan be granted by June 1, 2000. The part two hearing is currently scheduled for July 19, 2000. Accordingly, the Company's management believes that implementation of the separation plan could occur by the end of 2000. If the Company can obtain a stipulated settlement with all involved parties, it is possible that implementation of the separation plan could be accelerated. However, there is no assurance that implementation of the separation plan will occur in 2000. Part three of the Company's transition plan, which is currently planned to be filed by the Company no later than June 1, 2000, will address transition costs, stranded costs, UtilityCo's cost of service and other issues required to be considered under the Restructuring Act. On January 18, 2000, the PRC extended the March 1 deadline for the transition plan filing for all New Mexico utilities by three months to June 1, 2000.

Competitive Strategy

The restructuring of the electric utility industry will provide new opportunities; however, the Company anticipates that it will experience downward pressure on the Company's earnings from their current levels. The reasons for the downward pressure include possible limits on return on equity, the potential disallowance of some stranded costs and the potential loss of certain customers in a competitive environment.

Under a holding company structure, the regulated businesses (natural gas and electric transmission and distribution) will be grouped under a separate company and will focus on the core utility business in New Mexico. The unregulated businesses under the Restructuring Act (power production, bulk power marketing and energy services) will aggressively pursue efforts to expand energy marketing and utility related businesses into carefully targeted markets in an effort to increase shareholder value. The Company believes that successful operation of its proposed unregulated business activities under a holding company structure will better position the Company in an increasingly competitive utility environment.

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

The Company's current business plan includes a 300% increase in sales and a doubling of its generating capacity through the construction or acquisition of additional power generation assets in its surrounding region of operations over the next five to seven years. Such growth will be dependent upon the Company's ability to generate $400 to $600 million to fund the Company's expansion. There can be no assurance that these competitive businesses, particularly the generation business, will be successful or, if unsuccessful, that they will not have a direct or indirect adverse effect on the Company.

At the Federal level, there are a number of proposals on electric restructuring being considered with no concrete timing for definitive actions. It is expected that previously introduced restructuring bills will continue to be considered this year. Issues such as stranded cost recovery, market power, utility regulation reform, the role of states, subsidies, consumer protections and environmental concerns are expected to be at the forefront of the Congressional debate. In addition, the FERC has stated that if Congress mandates electric retail access, it should leave the details of the program to the states with the FERC having the authority to order the necessary transmission access for the delivery of power for the states' retail access programs.

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

                              RESULTS OF OPERATIONS

The following discussion is based on the financial information presented in Footnote 2 of the Consolidated Financial Statements Segment Information. The table below sets forth the operating results as percentages of total operating revenues for each business segment.

                          Quarter Ended March 31, 2000

                                               Electric     Gas     Consolidated
                                               ---------  --------  ------------

Operating revenues.........................      100.00%   100.00%     100.00%
Cost of energy sold........................       48.54%    61.17%      52.20%
Cost of sales and projects.................        0.00%     0.00%       0.06%
                                               ---------  --------  ----------
Gross Margin...............................       51.46%    38.83%      47.73%
                                               ---------  --------  ----------
Administrative and other costs.............        5.91%    10.48%       8.64%
Corporate administrative and other costs...        0.00%     0.00%       1.32%
Energy production costs....................       15.58%     0.39%      11.09%
Depreciation and amortization..............        8.23%     5.68%       7.47%
Transmission and distribution costs........        3.48%     7.83%       4.76%
Taxes other than income taxes..............        2.69%     2.09%       2.39%
Income taxes...............................        3.28%     3.78%       2.44%
                                               ---------  --------  ----------
  Total non-fuel operating expenses........       39.17%    30.24%      38.10%
                                               ---------  --------  ----------
Operating income...........................       12.29%     8.59%       9.63%
                                               ---------  --------  ----------

                          Quarter Ended March 31, 1999

Operating revenues.........................      100.00%   100.00%     100.00%
Cost of energy sold........................       33.70%    56.86%      40.47%
Cost of sales and projects.................        0.00%     0.00%       0.96%
                                               ---------  --------  ----------
Gross Margin...............................       66.30%    43.14%      58.57%
                                               ---------  --------  ----------
Administrative and other costs.............        9.62%    13.49%      11.61%
Corporate administrative and other costs...        0.81%     0.58%       0.74%
Energy production costs....................       18.66%     0.42%      12.75%
Depreciation and amortization..............        9.90%     5.68%       8.46%
Transmission and distribution costs........        4.13%     7.84%       5.23%
Taxes other than income taxes..............        4.06%     1.95%       3.42%
Income taxes...............................        3.94%     3.43%       3.51%
                                               ---------  --------  ----------
  Total non-fuel operating expenses........       51.12%    33.40%      45.72%
                                               ---------  --------  ----------
Operating income...........................       15.19%     9.74%      12.85%
                                               ---------  --------  ----------

                  Three Months Ended March 31, 2000 Compared to
                        Three Months Ended March 31, 1999

Electric Operations - Operating revenues grew $41.9 million (22.7%) for the period to $226.4 million as a 97.4% improvement in wholesale electricity sales was only partially offset by the implementation of a new rate order in late July 1999 (which lowered rates by $9.7 million quarter-over-quarter). The Company delivered wholesale (bulk) power of 3.36 million MWh of electricity this period compared to 1.96 million MWh delivered last year, an increase of 71.4%. Retail electricity delivery was 1.7 million MWh compared to 1.6 million MWh delivered last period, a 3.4% improvement, while revenues declined 5.5% as a result of the new rate order and unfavorable price mix due to mild first quarter weather conditions. Revenue growth for both the retail and wholesale businesses was negatively impacted by warmer temperatures in the southwest during the winter months.

The gross margin, or operating revenues minus cost of energy sold, decreased $5.8 million reflecting a decrease in gross margin as a percentage of revenues of 14.8%. This decline reflects the rate reduction discussed above and higher fuel and purchased power costs due to higher wholesale sales volumes and an unscheduled outage at the Company's San Juan coal generation facility.

Administrative and general costs decreased $4.4 million (24.6%) for the period. This decrease is due to reduced Year 2000 ("Y2K") compliance costs and bad debt accruals. As a percentage of revenues, administrative and other decreased to 5.9% from 9.6% for the period ended March 31, 2000 and 1999, respectively primarily as a result of reduced costs.

Energy production costs increased $0.9 million (2.5%) for the period. These costs are generation related. The increase is due to increased maintenance of $2.6 million due to a scheduled outage at San Juan Unit 3, partially offset by lower employee costs of $1.7 million primarily due to additional employee incentive and retiree healthcare costs in the prior year at PVNGS. As a percentage of revenues, energy production costs decreased from 18.7% to 15.6%. The decrease is primarily due to continued cost control.

Depreciation and amortization increased $0.4 million (2.1%) for the period. The increase is due to pollution control improvements at certain generation plants and the impact of amortizing the costs of a new customer billing system. Depreciation and amortization as a percentage of revenues decreased from 9.9% to 8.2% reflecting a significant increase in energy sales without a corresponding increase in plant assets.

Transmission and distribution costs increased $0.3 million (3.3%) for the year. As a percentage of revenues, transmission and distribution costs decreased from 4.1% to 3.5%. These decreases were primarily the result of lower maintenance costs due to the milder weather.

Gas Operations - Operating revenues increased $9.7 million (11.4%) for the period to $94.5 million. This increase was driven by a 26.3% increase in the average rate charges per decatherm due to strong gas prices despite a mild winter resulting in a 4.6% volume decrease to residential and commercial customers. Price increases were partially offset by a 12.2% natural gas sales volume decline though transportation volume posted double-digit growth of 15.0%.

The gross margin, or operating revenues minus cost of energy sold, increased $0.1 million (0.3%). As a percentage of revenues, gross margin decreased 4.3%. The decrease is due to lower volume sales.

Administrative and general costs decreased $1.5 million (13.4%). This decrease is mainly due to reduced Y2K compliance costs and bad debt accruals. As a percentage of revenues, administrative and other costs decreased from 13.5 to 10.5% primarily as a result of reduced costs.

Depreciation and amortization increased $0.5 million (11.3%). The increase is due to the impact of the amortization of the new customer billing system. Depreciation and amortization, as a percentage of revenues, is constant at 5.7%.

Transmission and distribution expenses increased $0.8 million (11.2%) for the period. The increase is primarily due to additional preventive plant maintenance and associated overtime labor costs. Transmission and distribution expenses, as a percentage of revenues, is constant at 7.8%.

Other - Other includes the Company's unregulated businesses, including Avistar and certain non-allocated corporate functions. The unregulated businesses contributed $0.35 million in revenues for the period compared to $3.5 million in the comparable prior year period due to lower business volumes. Operating losses for the unregulated businesses increased from $1.3 million in the prior year to $4.2 million in the current year, as the Company continues to incur start-up costs with these operations.

Consolidated - Corporate administrative and general costs increased $2.2 million for the period. This increase was due to higher legal and environmental costs offset by reduced Y2K compliance costs and bonus accruals.

Other income and deductions, net of taxes, increased $1.4 million for the period to $7.5 million due to higher PVNGS decommissioning trust gains of $0.6 million, net of taxes and a net corporate hedge gain of $0.5 million, net of taxes.

Net interest charges decreased $1.5 million for the period to $16.5 million primarily as a result of the retirement of $31.6 million of senior unsecured notes in June and August 1999 and $32.8 million in January 2000.

The Company's consolidated income tax expense, before the cumulative effect of an accounting change, was $12.7 million, a decrease of $0.9 million for the quarter. The Company's income tax effective rate, before the cumulative effect of accounting change, decreased from 37% to 36% due to the reversal of deferred income taxes accrued at prior rates in accordance with ratemaking provisions.

The Company's net earnings from continuing operations for the quarter ended March 31, 2000, were $22.0 million compared to $26.6 million for the quarter ended March 31, 1999. Earnings per share from continuing operations excluding the cumulative effect of the accounting change on a diluted basis were $0.55 compared to $0.63 for the quarter ended March 31, 1999. Diluted weighted average shares outstanding were 40.0 million and 41.8 million in 2000 and 1999, respectively. The decrease reflects the common stock repurchase program in 1999 and 2000. Despite the fact that 2000 results were negatively impacted by the electric rate reduction, increased fuel and purchased power costs, and warmer weather in the West, net earnings per share from continuing operations remained constant due to expansion of the Company's wholesale electricity business.

Cumulative Effect of a Change in Accounting Principle - Effective January 1, 1999, the Company adopted EITF Issue No. 98-10. The effect of the initial application of the new standard is reported as a cumulative effect of a change in accounting principle. As a result, the Company recorded additional earnings, net of taxes, of approximately $3.5 million, or $0.08 per common share for the first quarter of 1999, to recognize the gain on net open physical electricity purchase and sales commitments considered to be trading activities.

                         LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Company had working capital of $135.2 million including cash and cash equivalents of $79.0 million. This is a decrease in working capital of $31.8 million as compared to $167.0 million at December 31, 1999. This decrease is primarily the result of a decrease in cash and cash equivalents of $41.4 million due to the common stock and senior unsecured notes repurchases (see "Financing Activities" and "Stock Repurchase" below).

Cash generated from operating activities was $35.6 million, a decrease of $4.4 million from 1999. This decrease was primarily the result of lower earnings from continuing operations and the timing of accounts payable payments, partially offset by increased collection of accounts receivable, as the implementation problems with the Company's new customer billing system are resolved (see Footnote 6 to the Consolidated Financial Statements).

Cash used for investing activities was $16.9 million in the quarter ended March 31, 2000 compared to cash provided of $19.1 million for the quarter ended March 31, 1999. This increased spending reflects higher construction expenditures in 2000 of $4.2 million and the 1999 liquidation of insurance-based investments in the nuclear decommissioning trust of $26.6 million (see financing activities for the payment of decommissioning debt of $26.6 million for the quarter ended March 31, 1999).

Cash used for financing activities was $60.1 million in the quarter ended March 31, 2000 compared to $41.3 million for the quarter ended March 31, 1999. This increase is the result of the repurchase of $34.7 million of senior unsecured notes at a cost of $32.8 million and $18.9 million of common stock by the Company. Cash used for financing activities in the quarter ended March 31, 1999, reflected $26.6 million of loan repayments associated with nuclear decommissioning trust activities and $5.8 million of stock repurchases.

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

The Company's construction expenditures for the first quarter of 2000 were entirely funded through cash generated from operations. The Company currently anticipates that internal cash generation and current debt capacity will be sufficient to meet capital requirements for the years 2000 through 2004 assuming the Company receives a reasonable recovery of its stranded costs (see "Stranded Costs" below). To cover the difference in the amounts and timing of cash generation and cash requirements, the Company intends to use short-term borrowings under its liquidity arrangements.

Liquidity

At May 1, 2000, the Company had $175 million of available liquidity arrangements, consisting of $150 million from a senior unsecured revolving credit facility ("Credit Facility"), and $25 million in local lines of credit. The Credit Facility will expire in March 2003. There were no outstanding borrowings as of May 1, 2000.

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

The Company's rating outlook by Standard and Poor's ("S&P") is described as "stable". S&P has rated the Company's senior unsecured debt and bank loan credit rating "BBB-". The Company's rating outlook by Moody's Investors Services, Inc ("Moody's") is "developing". Moody's has rated the Company's senior unsecured notes and senior unsecured pollution control revenue bonds "Baa3"; and preferred stock "ba1". The EIP lease obligation bonds are also rated "Ba1". Duff & Phelps Credit Rating Co. ("DCR") rates the Company' senior unsecured notes and senior unsecured pollution control revenue bonds "BBB-", the Company's EIP lease obligation "BB+" and the Company's preferred stock "BB-". Investors are cautioned that a security rating is not a recommendation to buy, sell or hold securities, that it may be subject to revision or withdrawal at any time by the assigning rating organization, and that each rating should be evaluated independently of any other rating.

Future rating actions for the Company's securities will depend in large part on the filing with the PRC relating to numerous restructuring issues, including the Company's proposed plan to separate the utility into a generation business and a distribution and transmission business as required by the Restructuring Act ("Proposed Plan"). The Company believes that based on its Proposed Plan (see "Proposed Holding Company Plan" below), that UtilityCo and PowerCo will both receive investment grade credit ratings, however such ratings will be contingent upon many factors that have yet to be determined. Recently DCR announced that assuming the Company implements its Proposed Plan, it would expect to issue investment grade ratings for UtilityCo and PowerCo's rating would "border investment grade". DCR cautioned that ratings for UtilityCo and PowerCo were highly conditional upon reaching assumptions provided by the Company.

Covenants in the Company's Palo Verde Nuclear Generating Station Units 1 and 2 lease agreements limit the Company's ability, without consent of the owner participants in the lease transactions: (i) to enter into any merger or consolidation, or (ii) except in connection with normal dividend policy, to convey, transfer, lease or dividend more than 5% of its assets in any single transaction or series of related transactions. The Credit Facility imposes similar restrictions regardless of credit ratings.

Financing Activities

In January 2000, the Company reacquired $34.7 million of its 7.5% senior unsecured notes through open market purchases at a cost of $32.8 million. On October 28, 1999, tax-exempt pollution control revenue bonds of $11.5 million with an interest rate of 6.60% were issued to partially reimburse the Company for expenditures associated with its share of a recently completed upgrade of the emission control system at SJGS.

The Company currently has no requirements for long-term financings during the period of 2000 through 2004 except as part of its Proposed Plan (see "Proposed Holding Company Plan" below). However, during this period, the Company could enter into long-term financings for the purpose of strengthening its balance sheet and reducing its cost of capital. The Company continues to evaluate its investment and debt retirement options to optimize its financing strategy and earnings potential. No additional first mortgage bonds may be issued under the Company's mortgage. The amount of SUNs that may be issued is not limited by the SUNs indenture. However, debt to capital requirements in certain of the Company's financial instruments would ultimately restrict the Company's ability to issue SUNs.

Proposed Holding Company Plan

On April 18, 2000, the Company filed as an exhibit on Form 8-K, unaudited pro forma financial statements of PowerCo and UtilityCo that give effect to the Company's Proposed Plan. The Proposed Plan is based on management's intent as of April 18, 2000, the date of the Form 8-K filing, and is based on certain assumptions that in management's opinion are reasonable. The Proposed Plan as detailed in the Form 8-K dated April 18, 2000, has not been finalized by the Company and is subject to regulatory and other approvals as well as market, economic and business conditions. As such, the Proposed Plan may be subject to significant changes before implementation and the pro forma financial statements as filed in the Form 8-K may require revision to reflect the final plan of separation pursuant to the Restructuring Act.

The Proposed Plan assumes that the Asset Transfer will be accomplished as follows: Manzano will make an equity contribution to UtilityCo of $425 million of regulated assets. These assets will be transferred through a dividend from PowerCo to Manzano. UtilityCo will then acquire the remaining regulated assets from PowerCo through the following transactions: (i) by way of an exchange offer, as described below, an assumption of PowerCo's (formerly the Company's) outstanding public Senior Unsecured Notes ("SUNs") and preferred stock, (ii) the proceeds (approximately $253 million) from the issuance of commercial paper and newly-issued UtilityCo SUNs, and (iii) the assumption of $334 million of certain related liabilities. All transactions are expected to be completed simultaneously.

The current holders of PowerCo's public SUNs may be offered the opportunity to exchange their approximately $368 million of existing SUNs for $368 million of SUNs issued by UtilityCo with like terms and conditions. The current holders of PowerCo's preferred stock will be offered the opportunity to exchange their approximately $12.8 million of preferred stock for preferred stock issued by UtilityCo with like terms and conditions.

Although there are other alternatives to finance the acquisition of the regulated assets from PowerCo, based on current market, economic and business conditions, the Company currently believes that the foregoing transactions represent the most advantageous way to effect the Asset Transfer.

Stock Repurchase

In March 1999, the Company's board of directors approved a plan to repurchase up to 1,587,000 shares of the Company's outstanding common stock with maximum purchase price of $19.00 per share. In December 1999, the Company's board of directors authorized the Company to repurchase up to an additional $20.0 million of the Company's common stock. As of December 31, 1999, the Company repurchased 1,070,700 shares of its previously outstanding common stock at a cost of $18.8 million. From January 2, 2000 through March 31, 2000, the Company repurchased an additional 1,167,684 shares of its outstanding common stock at a cost of $18.9 million. The Company has completed all current stock repurchase plans, but may repurchase additional common stock from time to time for various corporate purposes.

Acquisition of Certain Assets

The Company and Tri-State Generation and Transmission Association, Inc. ("Tri-State") entered into an asset sale agreement dated September 9, 1999, pursuant to which Tri-State has agreed to sell certain assets consisting primarily of transmission assets, a fifty percent interest in an inactive power plant located near Albuquerque, and an office building. The purchase price was originally $13.2 million, subject to adjustment at the time of closing. In addition, the Company has committed to advance $11.7 million relating to its agreement to become the power supplier to an electric cooperative. The asset sale agreement contains standard covenants and conditions for this type of agreement. Currently the Company anticipates that the purchase will be completed in two phases by approximately the end of 2000.

Dividends

The Company resumed the payment of cash dividends on common stock in May 1996. The Company's board of directors reviews the Company's dividend policy on a continuing basis. The declaration of common dividends is dependent upon a number of factors including the extent to which cash flows will support dividends, the availability of retained earnings, the financial circumstances and performance of the Company, the PRC's decisions on the Company's various regulatory cases currently pending, the effect of deregulating generation markets and market economic conditions generally. In addition, the ability to recover stranded costs in deregulation, future growth plans and the related capital requirements and standard business considerations will also affect the Company's ability to pay dividends. In addition, following the separation as required by the Restructuring Act, the ability of the proposed holding company, Manzano, to pay dividends will depend initially on the dividends and other distributions that UtilityCo and PowerCo pay to the holding company.

Capital Structure

The Company's capitalization, including current maturities of long-term debt is shown below:

                                                  March 31,      December 31,
                                                    2000             1999
                                                  ---------      ------------

         Common Equity.......................        47.4%           46.7%
         Preferred Stock.....................         0.7             0.7
         Long-term Debt......................        51.9            52.6
                                                    -----           -----
            Total Capitalization*............       100.0%          100.0%
                                                    =====           =====

* Total capitalization does not include as debt the present value ($143 million as of March 31, 2000 and $161 million as of December 31, 1999) of the Company's lease obligations for PVNGS Units 1 and 2 and EIP.

                         OTHER ISSUES FACING THE COMPANY

THE RESTRUCTURING ACT AND THE Formation of Holding Company

The Restructuring Act requires that assets and activities subject to the PRC jurisdiction, primarily electric and gas distribution, and transmission assets and activities (collectively, the "Regulated Business"), be separated from competitive businesses, primarily electric generation and service and certain other energy services (collectively, "the Deregulated Competitive Businesses"). Such separation is required to be accomplished through the creation of at least two separate corporations. The Company has decided to accomplish the mandated separation by the formation of a holding company and the transfer of the Regulated Businesses to a newly-created, wholly-owned subsidiary of the holding company, subject to various approvals. The holding company structure is expressly authorized by the Restructuring Act. Corporate separation of the Regulated Business from the Deregulated Competitive Businesses must be completed by January 1, 2001, although the date may be extended by up to one year by the PRC. Completion of corporate separation will require a number of regulatory approvals by, among others, the PRC, the Federal Energy Regulatory Commission and the Nuclear Regulatory Commission.

Completion of corporate separation will also require shareholder approval and other consents. Completion may also entail significant restructuring activities with respect to the Company's existing liquidity arrangements and the Company's publicly-held senior unsecured notes of which $403.4 million were outstanding as of December 31, 1999. Holders of the Company's senior unsecured notes, $135 million at 7.5% and $268.4 million at 7.1%, may be offered the opportunity to exchange their securities for similar senior unsecured notes of the newly created regulated business (see "Liquidity and Capital Resources - Financing Activities and Proposed Holding Company Plan" above).

Stranded Costs

The Restructuring Act recognizes that electric utilities should be permitted a reasonable opportunity to recover an appropriate amount of the costs previously incurred in providing electric service to its customers ("stranded costs"). Stranded costs represent all electric power generating costs, currently in rates, in excess of the expected competitive market price and include plant decommissioning costs, regulatory assets, and lease and lease-related costs. Utilities will be allowed to recover no less than 50% of stranded costs through a non-bypassable charge on all customer bills for five years after implementation of customer choice. The PRC could authorize a utility to recover up to 100% of its stranded costs if the PRC finds that recovery of more than 50%: (i) is in the public interest; (ii) is necessary to maintain the financial integrity of the public utility; (iii) is necessary to continue adequate and reliable service; and (iv) will not cause an increase in rates to residential or small business customers during the transition period. The Restructuring Act also allows for the recovery of nuclear decommissioning costs by means of a separate wires charge over the life of the underlying generation assets (see NRC Prefunding below). The Company expects to recover its regulatory assets along with other stranded costs associated with the deregulated business through its stranded costs recovery. As a result, these regulatory assets have been reclassified to reflect the costs associated with the discontinuation of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71), and the adoption of Statement of Financial Accounting Standards No. 101, "Regulated Enterprises--Accounting for the Discontinuance of Application of FASB Statement 71," and transferred to UtilityCo in the Asset Transfer. Stranded costs include other operating costs in excess of the established regulatory assets. The Company is still evaluating its expected stranded costs and has not made a final determination of those costs. The Company's current estimate of its stranded costs, which include nuclear decommissioning costs, is approximately $650 million to $800 million which reflects the present value of these costs as calculated in 2002 dollars based on its most current set of assumptions at the time of this filing. The Company has not yet finalized the amount of stranded cost recovery it will actually seek from the PRC pursuant to the Restructuring Act. Finalization of these issues is expected to occur prior to June 1, 2000. The calculation of stranded costs is subject to a number of highly sensitive assumptions, including the date of open access, appropriate discount rates and projected market prices, among others. The Company believes that the Restructuring Act if properly applied provides an opportunity for recovery of a reasonable amount of stranded costs. If regulatory orders do not provide for a reasonable recovery, the Company is prepared to vigorously pursue judicial remedies. Final determination and quantification of stranded cost recovery has not been made by the PRC. The determination will have an impact on the recoverability of the related assets and may have a material effect on the future financial results and position of the Company.

Transition Cost Recovery

In addition, the Restructuring Act authorizes utilities to recover in full any prudent and reasonable costs incurred in implementing full open access ("transition costs"). These transition costs will be recovered through 2007 by means of a separate wires charge. The PRC may extend this date by up to one year. The Company is still evaluating its expected transition costs and has not made a final determination of those costs. The Company, however, currently estimates that these costs will be approximately $50 million to $60 million, including allowances for certain costs which are non-deductible for income tax purposes. Transition costs for which the Company will seek recovery include professional fees, financing costs including underwriting fees, consents relating to the transfer of assets, management information system changes including billing system changes and public and customer education and communications. Recoverable transition costs are currently being capitalized and will be amortized over the recovery period to match related revenues. Recovery of any transition costs, which are not deemed recoverable by the PRC, may be vigorously pursued through all remedies available to the Company with the ultimate outcome uncertain. Costs not recoverable will be expensed when incurred unless these costs are otherwise permitted to be capitalized under current and future accounting rules. If the amount of non-recoverable transition costs is material, the resulting charge to earnings may have a material effect on the future financial results and position of the Company.

Deregulated Competitive Businesses

The Deregulated Competitive Businesses which would be retained by the Company include the Company's interests in generation facilities, including PVNGS, Four Corners, and SJGS, together with the pollution control facilities which have been financed with pollution control revenue bonds. Based on the Proposed Plan, approximately $586 million in pollution control revenue bonds would remain as obligations of the generation subsidiary, as would certain other of the Company's long-term obligations. The Deregulated Competitive Businesses would not be subject to regulation by the PRC. Under the Company's restructuring plan, the Company's bondholders will continue to hold obligations of the Company following restructuring.

The Company will continue its Deregulated Competitive Business following the restructuring, which will be subject to market conditions. Following the separation as required by the Restructuring Act, in support of its wholesale trading operations, the Company is targeting to double its generating capacity and triple its sales volume. Avistar, the Company's current non-regulated subsidiary, provides services in the areas of utility management for municipalities and other communities, remote metering and development of energy conservation and supply projects for federal government facilities. The Company does not anticipate an earnings contribution from Avistar over the next few years.

NRC Prefunding

Pursuant to NRC rules on financial assurance requirements for the decommissioning of nuclear power plant, the Company has a program for funding its share of decommissioning costs for PVNGS through a sinking fund mechanism (see "PVNGS Decommissioning Funding"). The NRC rules on financial assurance became effective on November 23, 1998. The amended rules provide that a licensee may use an external sinking fund as the exclusive financial assurance mechanism if the licensee recovers estimated decommissioning costs through cost of service rates or a "non-bypassable charge". Other mechanisms are prescribed, such as prepayment, surety methods, insurance and other guarantees, to the extent that the requirements for exclusive reliance on the fund mechanism are not met.

 The Restructuring Act allows for the recoverability of 50% up to 100% of stranded costs including decommissioning costs (see "Stranded Costs"). The Restructuring Act specifically identifies nuclear decommissioning costs as eligible for separate recovery over a longer period of time than other stranded costs if the PRC determines a separate recovery mechanism to be in the public interest. In addition, the Restructuring Act states that it is not requiring the PRC to issue any order which would result in loss of eligibility to exclusively use external sinking fund methods for decommissioning obligations pursuant to Federal regulations. If the Company is unable to meet the requirements of the NRC rules permitting the use of an external sinking fund because it is unable to recover all of its estimated decommissioning costs through a non-bypassable charge, the Company may have to pre-fund or find a similarly capital intensive means to meet the NRC rules. There can be no assurance that such an event will not negatively affect the funding of the Company's growth plans.

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

Competition

Under current law, the Company is not in direct retail competition with any other regulated electric and gas utility. Nevertheless, the Company is subject to varying degrees of competition in certain territories adjacent to or within areas it serves that are also currently served by other utilities in its region as well as cooperatives, municipalities, electric districts and similar types of government organizations.

The Restructuring Act opens the state's electric power market to customer choice for certain customers beginning in 2001 and the balance of customers in 2002. As a result, the Company may face competition from companies with greater financial and other resources. There can be no assurance that the Company will not face competition in the future that would adversely affect its results.

It is the  current  intention  to have  the  Company's  Deregulated  Competitive
Businesses engage primarily in energy-related businesses that will not be regulated by state or Federal agencies that currently regulate public utilities (other than the FERC and NRC). These competitive businesses, including the generation business, will encounter competition and other factors not previously experienced by the Company, and may have different, and perhaps greater, investment risks than those involved in the regulated business that will be engaged in by the Regulated Businesses. Specifically, the passage of the Restructuring Act and deregulation in the electric utility industry generally is likely to have an impact on the price and margins for electric generation and thus, the return on the investment in electric generation assets. In response to competition and the need to gain economies of scale, electricity producers will need to control costs to maintain margins, profitability and cash flow that will be adequate to support investments in new technology and infrastructure. The Company will have to compete directly with independent power producers, many of whom will be larger in scale, thus creating a competitive advantage for those producers due to scale efficiencies. The Company's current business plan includes a 300% increase in sales achieved by doubling power generation assets in its surrounding region of operations through construction or acquisition over the next five to seven years. Such growth will be dependent upon the Company's ability to generate $400 to $600 million to fund the deregulated competitive expansion. There can be no assurance that these Deregulated Competitive Businesses, particularly the generation business, will be successful or, if unsuccessful, that they will not have a direct or indirect adverse effect on the Company.

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

The following is a summary of the allowance for doubtful accounts during for the three months ended March 31, 2000 and year ended December 31, 1999:

                                                        March 31,   December 31,
                                                          2000        1999
                                                        ---------   -----------
                                                            (In thousands)
 Allowance for doubtful accounts, beginning
   of year...........................................   $  12,504   $     836
 Bad debt accrual....................................         734      11,496
 Less:  Write off (adjustments) of uncollectible
   accounts..........................................         734        (172)
                                                        ---------   ----------
 Allowance for doubtful accounts, end of period .....   $  12,504   $  12,504
                                                        =========   ==========


The Company is still analyzing its delinquent accounts resulting from the new customer billing system implementation problems and expects to write off a significant portion upon completion of its analysis. Based upon information available at March 31, 2000, the Company believes the allowance for doubtful accounts is adequate for management's estimate of potential uncollectible accounts.

Electric Rate Case

On August 25, 1999, the PRC issued an order approving settlement of the Company's electric rate case. The PRC ordered the Company to reduce its electric rates by $34.0 million retroactive to July 30, 1999. In addition, the order includes a rate freeze until retail electric competition is fully implemented in New Mexico or until January 1, 2003. The settlement will reduce annual revenues by an estimated $37.0 million based on expected customer growth and will reduce electric distribution operating revenues in the year 2000 by approximately $20 million.

As part of the settlement, the Company agreed that certain language changes to the retail tariff under which Kirtland Air Force Base ("KAFB") currently takes service under be set for a separate hearing before the PRC. Hearings on this issue have not yet been scheduled. KAFB has not renewed its power service contract with the Company that expired in December 1999 but continues to purchase retail service from the Company.

GAS RATE ORDERS

In April 2000, the New Mexico Supreme Court ("Supreme Court") ruled in favor of the Company in overturning a $6.9 million rate reduction imposed on the Company's natural gas utility by the state's former Public Utility Commission ("PUC") in 1997 for its 1995 gas rate case. Although the Supreme Court upheld certain portions of the gas rate case order by the PUC, the Supreme Court vacated the rate order as "unreasonable and unlawful" because certain disallowances ordered by the PUC unreasonably hindered the Company's ability to earn a fair rate of return. The case has been remanded to the PRC. The Company has $19.4 million of reserves at March 31, 2000 related to regulatory assets associated with the rate case order. The Supreme Court order has supported recovery of many of the costs that the Company has included in these reserves. As a result, the Company has initiated discussions with the PRC Staff and the New Mexico Attorney General's office regarding the ruling and is unable to predict the PRC's position and the ultimate outcome of these discussions. Once a settlement is reached, a final determination of the reversed rate issues will be made.

In addition in March 2000, the Supreme Court vacated the PUC's final order in the Company's 1997 gas rate case and remanded it back to the PRC. The Supreme Court vacated the rate order related to portions of the final order requiring the Company to offer residential customers a choice of the access fees. The Company is attempting to negotiate an interim order with the PRC to set new rates. The Company does not believe the final outcome in this case will have a material impact on the consolidated financial results and position of the Company.

Power Outage

On March 18, 2000, a power outage, caused by a brush fire which affected three main transmission lines, resulted in a loss of power for a significant portion of the state of New Mexico. The fire was caused by circumstances outside the control of the Company. The power outage caused rotating blackouts and brownouts for several hours in most major communities in the state. The damage to the Company's transmission lines and the interruption to business caused by the fire were not material. The Company has received approximately 1,500 claims for property damage, mainly for small appliances, resulting from the power outage. No lawsuits against the Company have been filed related to this event. The Company is unable to estimate the potential loss, if any, related to this event, but does not believe it will have a material impact on the financial results or financial position of the Company. The Company generally does not reimburse customers for damage if the Company is not at fault.

Effects of Certain Pending Events on Future Revenues

The Company's 100 MW power sale contract with San Diego Gas and Electric Company ("SDG&E") will expire in April of 2001. SDG&E has notified the Company that it will not renew this contract. The Company currently estimates that the net revenue reduction resulting from the expiration of the SDG&E contract will be approximately $20 million annually. In addition, there is currently ongoing litigation between the Company and SDG&E regarding prior years' contract pricing.

On October 4, 1999, Western Area Power Administration ("Western") filed a petition at the FERC requesting the FERC, on an expedited basis, to order the Company to provide network transmission service to Western under the Company's Open Access Transmission Tariff on behalf of the United States Department of

Energy ("DOE") as contracting agent for KAFB. The Company is opposing the Western petition and intends to litigate this matter vigorously. The net revenue reduction to the Company if the DOE replaces the Company as the power supplier to KAFB is estimated to be approximately $7.0 million annually.

A further discussion of these and other legal proceedings can be found in PART II, ITEM 1. - "LEGAL PROCEEDINGS" in this Form 10-Q.

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

In 1996, the Company was notified by SJCC that the Navajo Nation proposed to select certain properties within the San Juan and La Plata Mines (the "mining properties") pursuant to the Navajo-Hopi Land Settlement Act of 1974 (the "Act"). The mining properties are operated by SJCC under leases from the BLM and comprise a portion of the fuel supply for the SJGS. An administrative appeal by SJCC is pending. In the appeal, SJCC argued that transfer of the mining properties to the Navajo Nation may subject the mining operations to taxation and additional regulation by the Navajo Nation, both of which could increase the price of coal that might potentially be passed on to the SJGS through the existing coal sales agreement. The Company is monitoring the appeal and other developments on this issue and will continue to assess potential impacts to the SJGS and the Company's operations. The Company is unable to predict the ultimate outcome of this matter.

FUEL, WATER AND GAS NECESSARY FOR GENERATION OF ELECTRICITY

The Company's generation mix for 1999 was 67.6% coal, 31.0% nuclear and 1.4% gas and oil. Due to locally available natural gas and oil supplies, the utilization of locally available coal deposits and the generally abundant supply of nuclear fuel, the Company believes that adequate sources of fuel are available for its generating stations (see "Coal Fuel Supply" above).

Water for Four Corners and SJGS is obtained from the San Juan River. BHP holds rights to San Juan River water and has committed a portion of such rights to Four Corners through the life of the project. The Company and Tucson have a contract with the USBR for consumption of 16,200 acre feet of water per year for the SJGS, which contract expires in 2005. In addition, the Company was granted the authority to consume 8,000 acre feet of water per year under a state permit that is held by BHP. The Company is of the opinion that sufficient water is under contract for the SJGS through 2005. Currently, the Company is in discussions with the Jicarilla Apache Tribe for a twenty-seven year contract, beginning in 2006, for replacement of the current USBR contract for 16,200 AF of water. The Company cannot predict the outcome of these discussions but expects to obtain a replacement water supply for the USBR contract that expires in 2005. Various environmental approvals will likely be required for a replacement water supply. The Company is actively involved in the San Juan River Recovery Implementation Program to mitigate any concerns with the taking of the negotiated water supply from a river that contains endangered species and critical habitat. As a result, the Company believes that adequate sources of water are available for its generating stations.

The Company obtains its supply of natural gas primarily from sources within New Mexico pursuant to contracts with producers and marketers. These contracts are generally sufficient to meet the Company's peak-day demand. The Company serves certain cities which depend on EPNG or Transwestern Pipeline Company for transportation of gas supplies. Because these cities are not directly connected to the Company's transmission facilities, gas transported by these companies is the sole supply source for those cities. The Company believes that adequate sources of gas are available for its distribution systems.

NEW SOURCE REVIEW RULES

The United States Environmental Protection Agency ("EPA") has proposed changes to its New Source Review (NSR) rules that could result in many actions at power plants that have previously been considered routine repair and maintenance activities (and hence not subject to the application of NSR requirements) as now being subject to NSR. The EPA has been holding stakeholder meetings to try to reach a resolution on this issue that is acceptable to the utility industry, regulatory agencies, and environmental groups. No agreement had been reached by May 1, 2000.

In November 1999, the Department of Justice at the request of the EPA filed complaints against eight companies alleging the companies over the past 25 years had made modifications to their plants in violation of the NSR requirements, and in some cases the New Source Performance Standards (NSPS) regulations. Whether or not the EPA will prevail is unclear at this time. The EPA has reached a settlement with one of the companies sued by the Justice Department. The Company believes that all of the routine maintenance, repair, and replacement work undertaken at its power plants was and continues to be in accordance with the requirements of NSR and NSPS.

The nature and cost of the impacts of EPA's changed interpretation of the application of the NSR and NSPS, together with proposed changes to these regulations, may be significant to the power production industry. However, the Company cannot quantify these impacts but does not anticipate any material adverse impact on the Company's financial condition or results of operations at this time.

COMPLIANCE WITH ENVIRONMENTAL LAWS AND REGULATIONS

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

The Company records its environmental liabilities when site assessments and/or remedial actions are probable and a range of reasonably likely cleanup costs can be estimated. The Company reviews its sites and measures the liability quarterly, by assessing a range of reasonably likely costs for each identified site using currently available information, including existing technology, presently enacted laws and regulations, experience gained at similar sites, and the probable level of involvement and financial condition of other potentially responsible parties. These estimates include costs for site investigations, remediation, operations and maintenance, monitoring and site closure. Unless there is a probable amount, the Company records the lower end of this reasonably likely range of costs (classified as other long-term liabilities at undiscounted amounts).

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

Labor Union Negotiations

The collective bargaining agreement between the Company and the International Brotherhood of Electrical Workers Local Union 611 ("IBEW") expired on May 1, 2000. The parties continue to negotiate for successor labor agreements which cover the approximately 654 bargaining unit employees in the regulated and competitive, deregulated operations. The current collective bargaining agreement continues in full force and effect until successor agreements are reached or until either party terminates the agreement. The Company continues to evaluate options in the event the parties do not achieve successor agreements. The IBEW has filed a charge with the National Labor Relations Board ("NLRB") alleging the Company has bargained in bad faith, and by its actions has committed an unfair labor practice. The Company will respond to the Union's allegations during the normal course of the NLRB's investigation process. While the Company believes that its relations with its employees are satisfactory, a dispute between the Company and its employees that results in a strike could have a material adverse effect on the Company.

Navajo Nation Tax Issues

Arizona Public Service Company ("APS"), the operating agent for Four Corners, has informed the Company that in March 1999, APS initiated discussions with the Navajo Nation regarding various tax issues in conjunction with the expiration of a tax waiver, in July 2001, which was granted by the Navajo Nation in 1985. The tax waiver pertains to the possessory interest tax and the business activity tax associated with the Four Corners operations on the reservation. The Company believes that the resolution of these tax issues will require an extended process and could potentially affect the cost of conducting business activities on the reservation. The Company is unable to predict the ultimate outcome of discussions with Navajo Nation regarding these tax issues.

NEW AND PROPOSED ACCOUNTING STANDARDS

Decommissioning: The Staff of the Securities and Exchange Commission ("SEC") has questioned certain of the current accounting practices of the electric industry regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in financial statements of electric utilities. In February 2000, the Financial Accounting Standards Board ("FASB") issued an exposure draft regarding Accounting for Obligations Associated with the Retirement of Long-Lived Assets ("Exposure Draft"). The Exposure Draft requires the recognition of a liability for an asset retirement obligation at fair value. In addition, present value techniques used to calculate the liability must use a credit adjusted risk-free rate. Subsequent remeasures of the liability would be recognized using an allocation approach. The Company has not yet determined the impact of the Exposure Draft.

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

Accounting for Derivative Instruments and Hedging Activities, SFAS 133: SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement also requires that changes in the derivatives' fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivative gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company is in the process of reviewing and identifying all financial instruments currently existing in the Company in compliance with the provisions of SFAS 133. It is likely that the adoption of SFAS 133 will add volatility to the Company's operating results and/or asset and liability valuations reflecting the impact of mark-to-market accounting for commodity contracts. In June 1999, Financial Accounting Standards Board ("FASB") issued SFAS 137 to amend the effective date for the compliance of SFAS 133 to January 1, 2001. In March 2000, FASB issued an Exposure Draft that proposed certain amendments to SFAS 133. The proposed amendments would, among other things, expand the normal sales and purchases exception to contracts that implicitly or explicitly permit net settlement and contracts that have a market mechanism to facilitate net settlement. The expanded exception would likely exclude a significant portion of the Company's contracts that previously would have required valuation under SFAS 133. The Company has not determined the impact of the Exposure Draft.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful, cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. Words such as "estimates," "expects," "anticipates," "plans," "believes," "projects," and similar expressions identify forward-looking statements. Accordingly, the Company hereby identifies the following important factors which could cause the Company's actual financial results to differ materially from any such results which might be projected, forecasted, estimated or budgeted by the Company in forward-looking statements: (i) adverse actions of utility regulatory commissions; (ii) utility industry restructuring; (iii) failure to recover stranded costs and transition costs; (iv) the inability of the Company to successfully compete outside its traditional regulated market; (v) the success of the Company's growth strategies particularly as it relates to PowerCo; (vi) regional economic conditions, which could affect customer growth; (vii) adverse impacts resulting from environmental regulations; (viii) loss of favorable fuel supply contracts or inability to negotiate new fuel supply contracts; (ix)
failure to obtain water rights and rights-of-way; (x) operational and environmental problems at generating stations; (xi) the cost of debt and equity capital; (xii) weather conditions; and (xiii) technical developments in the utility industry.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company uses derivative financial instruments in limited instances to manage risk as it relates to changes in natural gas and electric prices and adverse market changes for investments held by the Company's various trusts. The Company is exposed to credit losses in the event of non-performance or non-payment by counterparties. The Company uses a credit management process to assess and monitor the financial conditions of counterparties. The Company also uses, on a limited basis, certain derivative instruments for bulk power electricity trading purposes in order to take advantage of favorable price movements and market timing activities in the wholesale power markets. Information about market risk is set forth in Note 4 to the Notes to the Consolidated Financial Statements and incorporated by reference. The following additional information is provided.

The Company uses value at risk ("VAR") to quantify the potential exposure to market movement on its open contracts and excess generating assets. The VAR is calculated utilizing the variance/co-variance methodology over a three day period within a 99% confidence level.

The Company's VAR as of March 31, 2000 from its electric trading contracts and gas purchase contracts was $4.6 million.

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

PART II-- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following represents a discussion of legal proceedings that first became a reportable event in the current year or material developments for those legal proceedings previously reported in the Company's 1999 Annual Report on Form 10-K ("Form 10-K"). This discussion should be read in conjunction with Item 3. - Legal Proceedings in the Company's Form 10-K.

City of Gallup Complaint

As previously reported, in 1998 Gallup, Gallup Joint Utilities and the Pittsburg & Midway Coal Mining Co. ("Pitt-Midway") filed a joint complaint and petition ("Complaint") with the NMPUC (predecessor of the PRC). The Complaint sought an interim declaratory order stating, among other things, that Pitt-Midway is no longer an obligated customer of the Company, Gallup is entitled to serve Pitt-Midway and the Company must wheel power purchased by Gallup from other suppliers over the Company's transmission system. In September 1998, the NMPUC issued an order without conducting a hearing, granting the requests sought in the Complaint. On October 13, 1999, the Supreme Court issued an opinion and order annulling and vacating the NMPUC Order.

On May 2, 2000, the PRC issued an order reactivating the case on remand concluding that in should consider whether any portion of the NMPUC's final order on remand should be readopted consistent with the Supreme Court's opinion which vacated and annulled the NMPUC's final order and remanded it back to the PRC, and any other issues and requests for relief raised by the parties in the proceedings on remand. The order also assigned the case to the hearing examiner for a recommended decision. The hearing examiner has established a briefing schedule to be concluded by June 16, 2000, to present legal and factual argument concerning the issue of whether any portion of the PUC's final order on remand should be readopted.

San Diego Gas and Electric Company ("SDG&E") Complaints

As previously reported, SDG&E has filed four separate and similar complaints with the FERC, alleging that certain charges under the Company's 100 MW power sales agreement with SDG&E were unjust, unreasonable and unduly discriminatory.

On March 23, 2000, SDG&E filed a fifth complaint raising arguments previously made. The Company has moved to intervene in opposition to this fifth complaint and intends to vigorously contest this matter. Recently the FERC staff filed testimony, for purposes of the scheduled Phase II hearing, supporting SDG&E but has recently acknowledged that certain portions of its testimony contained incorrect interpretations of the applicable regulations. The Company continues to believe that the complaints are without merit and intends to vigorously defend its position; however, there can be no assurance that the outcome of this matter will not have a material impact on the results of operations and financial position of the Company.

Purported Navajo Environmental Regulation

As previously reported, in July 1995 the Navajo Nation enacted the Navajo Nation Air Pollution Prevention and Control Act, the Navajo Nation Safe Drinking Water Act and the Navajo Nation Pesticide Act (collectively, the "Acts"). Pursuant to the Acts, the Navajo Nation Environmental Protection Agency is authorized to promulgate regulations covering air quality, drinking water and pesticide activities, including those that occur at Four Corners. In February 1998, the EPA issued regulations specifying provisions of the Clean Air Act for which it is appropriate to treat Indian tribes in the same manner as states. The EPA indicated that it believes that the Clean Air Act generally would supersede pre-existing binding agreements that may limit the scope of tribal authority over reservations. In February 1999, the EPA issued regulations under which Federal operating permits for stationary sources in Indian Country can be issued pursuant to Title V of the Clean Air Act. The regulations rely on authority contained in an earlier rule in which the EPA outlined treatment of tribes as states under the Clean Air Act. The Company as a participant in the Four Corners Power Plant ("Four Corners") and as operating agent and joint owner of San Juan Generating Station, and owners of other facilities located on other reservations located in New Mexico, has filed appeals to contest the EPA's authority under the regulations.

On May 5, 2000, the United States Court of Appeals for the District of Columbia issued its opinion denying the Company's claims concerning the interpretation by EPA of tribal authority under the Clean Air Act. However, the Court did not rule on whether pre-existing agreements were superceded by the Clean Air Act Amendments of 1990 as the EPA had not yet determined whether the Navajo Nation may regulate Four Corners under the Clean Air Act. The Company is currently evaluating the decision and will have until June 19, 2000 to consider a motion for rehearing or appeal. The Company cannot predict the outcome of this proceeding or any subsequent determinations by the EPA. There can be no assurance that the outcome of this matter will not have a material impact on the results of operations and financial position of the Company.

Texas-New Mexico Power Company ("TNMP") Complaint

TNMP filed a complaint against the Company at the Federal Energy Regulatory Commission ("FERC") on March 15, 2000. TNMP alleges that the Company has interpreted its Open Access Transmission Tariff on file with the FERC in an unjust, unreasonable, and unduly discriminatory manner in violation of section 205 of the Federal Power Act. The complaint is grounded upon the right of first refusal of an existing transmission service customer, which right permits the existing customer to extend transmission service at the end of a firm contract for service with a term of one year or more. TNMP claims that the Company's interpretation of the rights of the existing customer to extend service is unlawful. TNMP has requested FERC, as a matter of preliminary relief, to require the Company to provide service to TNMP instead of to the customer that exercised its right of first refusal, which in this case was the Company's wholesale marketing function, and also to establish a hearing. TNMP also has requested compensation for its alleged lost opportunity that it claims is the result of the alleged violation, alleging at least $1.6 million in damages. The Company intends to vigorously defend itself in this matter; however, there can be no assurance that the outcome of this matter will not have a material impact on the results of operations and financial position of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits:


    10.74.1 First Amendment to the Third Restated and Amended Public Service Company of New Mexico Performance Stock Plan dated February 7, 2000

    10.80** Supplemental Employee Retirement Agreement, dated March 14, 2000 for Patrick T. Ortiz

    10.81** Supplemental Employee Retirement Agreement, dated March 22, 2000 for Jeffry E. Sterba

    15.0     Letter Re:  Unaudited Interim Financial Information

    27       Financial Data Schedule

    ** Designates each management contract or compensatory plan or arrangement required to be identified pursuant to paragraph 3 of Item 14(a) of Form 10-Q.

b.  Reports on Form 8-K:

    Report dated and filed January 27, 2000, reporting the Company's 1999 results of operations.

    Report dated and filed January 27, 2000 announcing the Company's new president.

    Report dated and filed February 17, 2000 announcing the Company's new senior vice president of power marketing.

    Report dated and filed February 17, 2000 reporting the Company's investment in AMDAX.com.

    Report dated and filed March 7, 2000 announcing the Company's agreement with Sandia National Labs.

    Report dated and filed March 7, 2000 announcing the formation of the Company's proposed holding, Manzano Corporation.

    Report dated and filed March 27, 2000 announcing the Company's quarterly dividend and the Company's election of its president to the Board of Directors.

    Report dated and filed April 18, 2000 filing Pro Forma Financial Statements giving effect to the Company's proposed plan under the Restructuring Act.

    Report dated and filed May 1, 2000 reporting the Company's first quarter results of operations.

    Report dated and filed May 1, 2000 reporting the NM Supreme Court decision to overturn the Company's Gas Rate Order.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 PUBLIC SERVICE COMPANY OF NEW MEXICO
                                 -----------------------------------------
                                           (Registrant)


Date:  May 15, 2000                        /s/ John R. Loyack
                                 -----------------------------------------
                                                John R. Loyack
                                     Vice President, Corporate Controller
                                         and Chief Accounting Officer
                                 (Officer duly authorized to sign this report)