Form 10-Q
period 2000-06-30
PUBLIC SERVICE CO OF NEW MEXICO
filed 2000-08-14
CIK 81023

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (Mark One) [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITES EXCHANGE ACT OF 1934

                     For the period ended June 30, 2000
                                          --------------

                                     - OR -

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _________________

                          Commission file number 1-6986
                                                 ------

                      PUBLIC SERVICE COMPANY OF NEW MEXICO
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

                 New Mexico                                85-0019030
                 ----------                                -----------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock-$5.00 par value                 39,535,699 shares
       ----------------------------                 -----------------
                   Class                     Outstanding at August 1, 2000

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.

PART I.  FINANCIAL INFORMATION:

      Report of Independent Public Accountants..........................    3

   ITEM 1.  FINANCIAL STATEMENTS

      Consolidated Statements of Earnings -
      Three Months and Six Months Ended June 30, 2000 and 1999..........    4

      Consolidated Balance Sheets -
      June 30, 2000 and December 31, 1999...............................    5

      Consolidated Statements of Cash Flows -
      Six Months Ended June 30, 2000 and 1999...........................    7

      Notes to Consolidated Financial Statements........................    8

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS............   20

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK..............................................   53

PART II.  OTHER INFORMATION:

   ITEM 1.  LEGAL PROCEEDINGS...........................................   54

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
               HOLDERS..................................................   57

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................   58

Signature      .........................................................   59

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Public Service Company of New Mexico:

We have reviewed the accompanying condensed consolidated balance sheet of Public Service Company of New Mexico (a New Mexico corporation) and subsidiaries as of June 30, 2000 and the related condensed consolidated statements of earnings for the three-month and six-month periods ended June 30, 2000 and 1999, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the company's management.

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

Albuquerque, New Mexico
  August 11, 2000

ITEM 1.  FINANCIAL STATEMENTS

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                          Three Months Ended     Six Months Ended
                                               June 30,              June 30,
                                          --------------------   -------------------
                                            2000        1999       2000       1999
                                          ---------   --------   --------   --------
                                           (In thousands, except per share amounts)

Operating Revenues:
  Electric ............................... $273,184   $212,864   $499,580   $397,306
  Gas ....................................   54,514     48,319    149,060    133,183
  Unregulated businesses .................    1,343        188      1,692      3,700
                                           --------   --------   --------   --------
    Total operating revenues .............  329,041    261,371    650,332    534,189
                                           --------   --------   --------   --------

Operating Expenses:

  Cost of energy sold ....................  180,394    107,954    348,117    218,363
  Energy production costs ................   35,906     35,207     71,548     69,401
  Administrative and general .............   33,562     35,361     65,758     72,266
  Depreciation and amortization ..........   22,633     23,345     46,642     46,426
  Transmission and distribution costs ....   14,795     15,236     30,076     29,513
  Taxes, other than income taxes .........    8,465      8,848     16,131     18,169
  Income taxes............................    5,632      6,173     13,459     15,736
                                           --------   --------   --------   --------
    Total operating expenses .............  301,387    232,124    591,731    469,874
                                           --------   --------   --------   --------
    Operating income .....................   27,654     29,247     58,601     64,315
                                           --------   --------   --------   --------

Other Income and Deductions, Net of Tax...    6,753      6,313     14,258     12,412
                                           --------   --------   --------   --------
    Income before interest charges .......   34,407     35,560     72,859     76,727
                                           --------   --------   --------   --------

Interest Charges:
  Interest on long-term debt .............   15,676     16,688     31,457     33,402
  Other interest charges .................      745        700      1,464      2,023
                                           --------   --------   --------   --------
    Net interest charges .................   16,421     17,388     32,921     35,425
                                           --------   --------   --------   --------

Net Earnings from Continuing Operations      17,986     18,172     39,938     41,302

Cumulative Effect of a Change in
  Accounting Principle, Net of Tax .......     --         --         --        3,541
                                           --------   --------   --------   --------

Net Earnings .............................   17,986     18,172     39,938     44,843
Preferred Stock Dividend Requirements ....      147        146        293        293
                                           --------   --------   --------   --------
Net Earnings Applicable to Common Stock    $ 17,839   $ 18,026   $ 39,645   $ 44,550
                                           ========   ========   ========   ========

Net Earnings per Common Share:

  Basic .................................. $   0.45   $   0.44   $   1.00   $   1.08
                                           ========   ========   ========   ========

  Diluted ................................ $   0.45   $   0.44   $   1.00   $   1.08
                                           ========   ========   ========   ========

Dividends Paid per Share of Common Stock.. $   0.20   $   0.20   $   0.40   $   0.40
                                           ========   ========   ========   ========


   The accompanying notes are an integral part of these financial statements.


              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                June 30,    December 31,
                                                                  2000         1999
                                                              -----------   ----------
                                                               (Unaudited)
ASSETS                                                             (In thousands)
------
Utility Plant:
    Electric plant in service ..............................   $1,976,764   $1,976,009
    Gas plant in service ...................................      485,558      483,819
    Common plant in service and plant held for future use ..       69,300       69,273
                                                               ----------   ----------
                                                                2,531,622    2,529,101
    Less accumulated depreciation and amortization .........    1,119,723    1,077,576
                                                               ----------   ----------
                                                                1,411,899    1,451,525
    Construction work and progress .........................      139,233      104,934
    Nuclear fuel, net of accumulated amortization of
       $20,140 and $20,832 .................................       25,782       25,923
                                                               ----------   ----------
      Net utility plant ....................................    1,576,914    1,582,382
                                                               ----------   ----------

Other Property and Investments:

    Other investments ......................................      477,571      483,008
    Non-utility property, net of accumulated depreciation
        of $1,466 and $1,261 ...............................        3,804        4,439
                                                               ----------   ----------
      Total other property and investments .................      481,375      487,447
                                                               ----------   ----------

Current Assets:

    Cash and cash equivalents ..............................       84,060      120,399
    Accounts receivables, net of allowance for
        uncollectible accounts of $8,935 and $12,504 .......      173,221      147,746
    Other receivables ......................................       59,962       68,911
    Inventories ............................................       33,951       33,064
    Regulatory assets ......................................        8,749       24,056
    Other current assets ...................................       59,164       11,862
                                                               ----------   ----------
      Total current assets .................................      419,107      406,038
                                                               ----------   ----------

Deferred Charges:

    Regulatory assets ......................................      211,550      195,898
    Prepaid benefit costs ..................................       17,121       16,126
    Other deferred charges .................................       47,203       35,377
                                                               ----------   ----------
      Total current assets .................................      275,874      247,401
                                                               ----------   ----------
                                                               $2,753,270   $2,723,268
                                                               ==========   ==========


              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                        June 30,   December 31,
                                                                          2000       1999
                                                                      ----------   -----------
                                                                       (Unaudited)
CAPITALIZATION AND OTHER LIABILITIES                                      (In thousands)
------------------------------------
Capitalization:
    Common stockholders' equity:
       Common stock ...............................................   $  197,678   $  203,517
       Additional paid-in capital .................................      440,371      453,393
       Accumulated other comprehensive income, net of tax .........        1,790        2,352
       Retained earnings ..........................................      251,768      227,829
                                                                      ----------   ----------

          Total common stockholders' equity .......................      891,607      887,091
    Minority interest .............................................       12,482       12,771
    Cumulative preferred stock without mandatory
         Redemption requirements ..................................       12,800       12,800
    Long-term debt, less current maturities .......................      953,792      988,489
                                                                      ----------   ----------
          Total capitalization ....................................    1,870,681    1,901,151
                                                                      ----------   ----------

Current Liabilities:
    Accounts payable ..............................................      149,406      150,645
    Accrued interest and taxes ....................................       33,210       34,237
    Other current liabilities .....................................      122,091       60,948
                                                                      ----------   ----------
          Total current liabilities ...............................      304,707      245,830
                                                                      ----------   ----------

Deferred Credits:
  Accumulated deferred income taxes ...............................      151,421      153,179
  Accumulated deferred investment tax credits .....................       49,425       50,996
  Regulatory liabilities ..........................................       82,711       88,497
  Regulatory liabilities related to accumulated deferred
    income tax ....................................................       15,091       15,091
  Accrued postretirement benefit costs ............................       10,623        8,945
  Other deferred credits ..........................................      268,611      259,579
                                                                      ----------   ----------
     Total deferred credits .......................................      577,882      576,287
                                                                      ----------   ----------
Commitments and Contingencies .....................................         --           --
                                                                      ----------   ----------
                                                                      $2,753,270   $2,723,268
                                                                      ==========   ==========


   The accompanying notes are an integral part of these financial statements.


              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                         Six Months Ended
                                                                             June 30,
                                                                      ----------------------
                                                                         2000        1999
                                                                      ---------    ---------
                                                                            (In thousands)
Cash Flows From Operating Activities:
  Net earnings ....................................................   $  39,938    $  44,843
  Adjustments to reconcile net earnings to net cash flows
    from operating activities:
      Depreciation and amortization ...............................      51,930       52,064
      Gain on cumulative effect of a change in accounting principle        --         (5,862)
      Other, net ..................................................       8,469        1,031
      Changes in certain assets and liabilities:
        Accounts receivables ......................................     (25,475)        (230)
        Other assets ..............................................       7,714        5,364
        Accounts payable ..........................................      (1,239)     (21,639)
        Other liabilities .........................................      15,533       12,104
                                                                      ---------    ---------
        Net cash flows provided from operating activities .........      96,870       87,675
                                                                      ---------    ---------
Cash Flows From Investing Activities:
  Utility plant additions .........................................     (50,365)     (38,932)
  Return on PVNGS lease obligation bonds ..........................       8,636        9,029
  Other investing .................................................     (23,311)      24,112
                                                                      ---------    ---------
        Net cash flows used from investing activities .............     (65,040)      (5,791)
                                                                      ---------    ---------

Cash Flows From Financing Activities:
  Repayments ......................................................     (32,800)     (47,744)
  Common stock repurchase .........................................     (18,854)     (17,651)
  Dividends paid ..................................................     (16,227)     (16,739)
  Other financing .................................................        (288)        (369)
                                                                      ---------    ---------
        Net cash flows used in financing activities ...............     (68,169)     (82,503)
                                                                      ---------    ---------

Decrease in Cash and Cash Equivalents .............................     (36,339)        (619)
Beginning of Period ...............................................     120,399       61,280
                                                                      ---------    ---------
End of Period .....................................................   $  84,060    $  60,661
                                                                      =========    =========

Supplemental Cash Flow Disclosures:
  Interest paid ...................................................   $  32,854    $  34,645
                                                                      =========    =========

  Income taxes paid, net ..........................................   $  20,423    $  24,425
                                                                      =========    =========

   The accompanying notes are an integral part of these financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Accounting Policies and Responsibilities for Financial Statements

In the opinion of management of Public Service Company of New Mexico (the "Company"), the accompanying interim consolidated financial statements present fairly the Company's financial position at June 30, 2000 and December 31, 1999, the consolidated results of its operations for the three months ended June 30, 2000 and the consolidated statements of cash flows for the three months ended March 31, 2000. These statements are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Accordingly, they are unaudited, and certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these statements should refer to the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1999, which are included on the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations presented in the accompanying financial statements are not necessarily representative of operations for an entire year.

Certain amounts in the 1999 consolidated financial statements and notes have been reclassified to conform to the 2000 financial statement presentation.

(2) Segment Information

The Company has three principal business segments. The utility segment consists of three major business lines that include the Electric Service Business Unit ("Distribution"), Transmission Service Business Unit ("Transmission") and Natural Gas Distribution and Transmission Business Unit ("Gas"). The Generation business segment includes the Company's physical electric generation operations as well as the Company's electric trading operations. The unregulated segment consists of the operations of Avistar, Inc. and certain corporate administrative functions. Intersegment revenues are determined based on a formula mutually agreed upon between affected segments and are not based on market rates. Intersegment revenues are eliminated for consolidated purposes.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Segment Information (Continued)

Summarized financial information by business segment for the three months and six months ended June 30, 2000 and 1999 is as follows:

                                                        Utility
                                 ----------------------------------------------------
                                   Distribution   Transmission     Gas        Total      Generation  Unregulated   Consolidated
                                   ------------   ------------     ---        -----      ----------  -----------   ------------
                                                                         (In thousands)
Three Months Ended:
------------------
2000:
Operating revenues:
   External customers.............    $126,141    $   4,002    $ 54,514    $  184,657    $  143,041    $  1,343    $  329,041
   Intersegment revenues..........           -        7,064           -         7,064        78,869           -        85,933
Depreciation and amortization.....       5,849        2,104       4,515        12,468        10,159           6        22,633
Interest income (loss)............         350           (3)        110           457         9,743       2,171        12,371
Net interest charges..............       3,332        1,051       2,881         7,264         8,887         270        16,421
Income tax expense (benefit)
  From continuing operations......       6,504          531        (427)        6,608         6,853      (3,776)        9,685
Operating income (loss)...........      13,488        1,976       1,961        17,425        16,669      (6,440)       27,654
Segment net income (loss).........      10,093          897        (836)       10,154        12,959      (5,127)       17,986

Total assets......................     545,500      200,276     442,892     1,188,668     1,449,638     120,659     2,758,965
Gross property additions..........       9,454        2,638       6,475        18,567         9,438       2,335        30,340

1999:
Operating revenues:
   External customers.............    $133,191     $  3,736    $ 48,319    $  185,246    $   75,937    $    188    $  261,371
   Intersegment revenues..........           -        7,450           -         7,450        79,198           -        86,648
Depreciation and amortization.....       5,670        2,062       4,722        12,454        10,370         521        23,345
Interest income...................           5            -         195           200        10,170       2,146        12,516
Net interest charges..............       3,887        1,245       3,060         8,192         8,955         241        17,388
Income tax expense (benefit)
  from continuing operations......       6,864          605        (294)        7,175         6,053      (2,918)       10,310
Operating income (loss)...........      14,689        2,244       2,599        19,532        13,489      (3,774)       29,247
Segment net income (loss).........      10,540          978        (639)       10,879        11,746      (4,453)       18,172

Total assets......................     555,843      185,096     397,856     1,138,795     1,247,029     162,996     2,548,820
Gross property additions..........       6,165        3,231       5,493        14,889         6,207         585        21,681


              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Segment Information (Continued)

Summarized financial information by business segment for the three months and six months ended June 30, 2000 and 1999 is as follows:

                                                        Utility
                                  ----------------------------------------------------
                                   Distribution   Transmission     Gas        Total      Generation  Unregulated   Consolidated
                                   ------------   ------------     ---        -----      ----------  -----------   ------------
                                                                         (In thousands)
Six Months Ended:
----------------
2000:
Operating revenues:
   External customers.............    $248,250       $ 7,813    $149,060     $405,123      $243,517     $ 1,692      $650,332
   Intersegment revenues..........           -        13,861           -       13,861       154,691      -            168,552
Depreciation and amortization.....      12,306         4,207       9,881       26,394        20,237          11        46,642
Interest income...................         390             3         247          640        19,522       3,436        23,598
Net interest charges..............       6,705         2,148       5,735       14,588        17,787         546        32,921
Income tax expense (benefit)
  From continuing operations......      11,940           999       3,299       16,238        12,666      (6,518)       22,386
Operating income (loss)...........      25,477         3,879      10,079       39,435        30,475     (11,309)       58,601
Segment net income (loss).........      18,557         1,699       4,664       24,920        24,329      (9,311)       39,938

Total assets......................     545,500       200,276     442,892    1,188,668     1,449,638     120,659     2,758,965
Gross property additions..........      17,458         4,479      11,212       33,149        17,216       2,834        53,199

1999:
Operating revenues:

   External customers.............    $262,374      $  7,512    $133,183     $403,069      $127,420     $ 3,700      $534,189
   Intersegment revenues..........           -        14,900           -       14,900       157,168           -       172,068
Depreciation and amortization.....      11,323         4,125       9,404       24,852        20,533       1,041        46,426
Interest income...................          16             3         395          414        20,447       3,510        24,371
Net interest charges..............       7,940         2,546       6,229       16,715        18,209         501        35,425
Income tax expense (benefit)
  from continuing operations......      12,816         1,308       2,856       16,980        11,285      (4,395)       23,870
Operating income (loss)...........      28,005         4,696      10,928       43,629        27,050      (6,364)       64,315
Cumulative effect of a change in
  accounting principle, net of tax           -             -           -            -         3,541           -         3,541
Segment net income (loss).........      19,685         2,108       3,976       25,769        25,780      (6,706)       44,843

Total assets......................     555,843       185,096     397,856    1,138,795     1,247,029     162,996     2,548,820

Gross property additions..........      13,004         5,055      10,665       28,724        10,208         890        39,822


              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) Comprehensive Income

                                                    Three Months Ended       Six Months Ended
                                                          June 30,               June 30,
                                                    --------------------    --------------------
                                                      2000        1999        2000        1999
                                                    --------    --------    --------    --------
                                                                (In thousands)
Net Earnings ....................................   $ 17,986    $ 18,172    $ 39,938    $ 44,843
                                                    --------    --------    --------    --------
Other Comprehensive Income, net of tax:
  Unrealized gain (loss) on securities:
      Unrealized holding gains arising during
        the period ..............................        614         384       1,940       1,672
       Less reclassification adjustment for
          gains included in net income ..........     (1,153)     (1,339)     (2,503)     (2,161)
                                                    --------    --------    --------    --------
   Total Other Comprehensive Income (Loss) ......       (539)       (955)       (563)       (489)
                                                    --------    --------    --------    --------
Total Comprehensive Income ......................   $ 17,447    $ 17,217    $ 39,375    $ 44,354
                                                    ========    ========    ========    ========

The Company's investments held in grantor trusts for nuclear decommissioning and certain retirement benefits are classified as available-for-sale, and accordingly unrealized holding gains and losses are recognized as a component of comprehensive income. Realized gains and losses are included in earnings. All components of comprehensive income are recorded, net of any tax benefit or expense. A deferred asset or liability is established for the resulting temporary difference.

(4)      Financial Instruments

The Company uses derivative financial instruments in limited instances to manage risk as it relates to changes in natural gas and electric prices and adverse market changes for investments held by the Company's various trusts. The Company also uses certain derivative instruments for bulk power electricity trading purposes in order to take advantage of favorable price movements and market timing activities in the wholesale power markets.

The Company is exposed to credit losses in the event of non-performance or non-payment by counterparties. The Company uses a credit management process to assess and monitor the financial conditions of counterparties. The Company's credit risk with its largest counterparty as of June 30, 2000 was $33.7 million.

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

The Company intends to hedge its 2000-2001 heating season gas supply portfolio through the use of financial hedging tools. Pursuant to an agreement with the PRC, the Company will limit its hedging strategy to a cost of $5 million.

Fuel Hedging

Subsequent to June 30, 2000, the Company's Generation Operations commenced a program to reduce its exposure to fluctuations in prices for gas and oil purchases used as a fuel source for some of its generation. The Generation Operations purchased futures contracts for a portion of its anticipated natural gas needs in the third quarter and fourth quarter. The futures contracts cap the Company's natural gas purchase prices at $3.70 to $3.99 per MMBTU and have a notional principal $4.5 million. Simultaneously, a delivery location basis swap was purchased for quantities corresponding to the futures quantities to protect against price differential changes at the specific delivery points. The financial instruments will settle in the third quarter and fourth quarter. The Company will account for these transactions as hedges; accordingly, gains and losses related to these transactions will be deferred and recognized in earnings as an adjustment to its cost of fuel.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Financial Instruments (Continued)

Electricity Trading Contracts

To take advantage of market opportunities associated with the purchase and sale of electricity, the Company's wholesale power operation periodically enters into derivative financial instrument contracts. In addition, the Company enters into forward physical contracts and physical options. The Company generally accounts for these financial instruments as trading activities under the accounting guidelines set forth under The Emerging Issues Task Force ("EITF") Issue No. 98-10. Although at times, the Company may enter into contracts that it may designate as hedges. As a result, all open contracts are marked to market at the end of each period. The physical contracts are subsequently recognized as revenues or purchased power when the actual physical delivery occurs. The Company implemented EITF Issue No. 98-10 as of January 1, 1999 and recorded as a cumulative effect of a change in accounting principle a gain of approximately $3.5 million, net of taxes, or $0.09 per common share, on net open physical electricity purchases and sales commitments considered to be trading activities.

Through June 30, 2000, the Company's wholesale electric trading operations settled trading contracts for the sale of electricity that generated $42.2 million of electric revenues by delivering 1,286 million KWh. The Company purchased $40.5 million or 1,236 million KWh of electricity to support these contractual sale and other open market sales opportunities.

As of June 30, 2000, the Company had open trading contract positions to buy $34.1 million and to sell $41.2 million of electricity. At June 30, 2000, the Company had a gross mark-to-market gain (asset position) on these trading contracts of $51.7 million and gross mark-to-market loss (liability position) of $65.6 million, with net mark-to-market loss (liability position) of $13.8 million. Although the Company has classified these contracts as trading, the Company expects to cover its net open contract positions with its own excess generating capacity which is not marked-to-market. The mark-to-market valuation is recognized in earnings each period.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Financial Instruments (Continued)

Hedge of Trust Assets

The Company has about $44 million invested in domestic stocks in various trusts for nuclear decommissioning, executive retirement and retiree medical benefits. The Company uses financial derivatives based on the Standard & Poor's ("S&P") 500 Index to limit potential loss on these investments due to adverse market fluctuations. The options are structured as a collar, protecting the portfolio against losses beyond a certain amount and balancing the cost of that downside protection by foregoing gains above a certain level. If the S&P 500 Index is within the specified range when the option contract expires, the Company will not be obligated to pay, nor will the Company have the right to receive cash. In February 2000, certain contracts were terminated. The Company recognized a realized gain of $2.4 million (pre-tax) on these terminations. Subsequently, the Company entered into similar contracts which expire on June 15, 2001. For the three months ended June 30, 2000, the Company recorded net unrealized gains of $1.2 million (pre-tax) and for the six months ended June 30, 2000, the Company recorded net unrealized losses of $0.5 million (pre-tax) on the market value of its options. The net effect of the collar instruments for the six months ended June 30, 2000 was a net pre-tax gain of $1.9 million.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)  Earnings Per Share

In accordance with SFAS No. 128, Earnings per Share, dual presentation of basic and diluted earnings per share has been presented in the Consolidated Statements of Earnings. The following reconciliation illustrates the impact on the share amounts of potential common shares and the earnings per share amounts for June 30 (in thousands, except per share data):

                                                          Three Months Ended  Six Months Ended
                                                               June 30,           June 30,
                                                           2000      1999      2000      1999
                                                          -------   -------   -------   -------
Basic:
Net Earnings from Continuing Operations ...............   $17,986   $18,172   $39,938   $41,302
Cumulative Effect of a Change in Accounting
   Principle, net of tax ..............................      --        --        --       3,541
                                                          -------   -------   -------   -------
Net Earnings ..........................................    17,986    18,172    39,938    44,843
Preferred Stock Dividend Requirements .................       147       146       293       293
                                                          -------   -------   -------   -------
Net Earnings Applicable to Common Stock ...............   $17,839   $18,026   $39,645   $44,550
                                                          =======   =======   =======   =======
Average Number of Common Shares Outstanding ...........    39,536    40,852    39,754    41,307
                                                          =======   =======   =======   =======

Net Earnings per Common Share:
  Earnings from continuing operations .................   $  0.45   $  0.44   $  1.00   $  0.99
  Cumulative effect of a change in accounting
    principle .........................................      --        --        --        0.09
                                                          -------   -------   -------   -------

Net Earnings per Common Share (Basic) .................   $  0.45   $  0.44   $  1.00   $  1.08
                                                          =======   =======   =======   =======

Diluted:
Net Earnings Applicable to Common Stock
  Used in basic calculation ...........................   $17,839   $18,026   $39,645   $44,550
                                                          =======   =======   =======   =======

Average Number of Common Shares Outstanding ...........    39,536    40,852    39,754    41,307
Diluted effect of common stock equivalents (a) ........        61        86        45        65
                                                          -------   -------   -------   -------
Average common and common equivalent shares
  Outstanding .........................................    39,597    40,938    39,799    41,372
                                                          =======   =======   =======   =======

Net Earnings per Common Share:
  Earnings from continuing operations .................   $  0.45   $  0.44   $  1.00   $  0.99
  Cumulative effect of a change in accounting
    principle .........................................      --        --        --        0.09
                                                          -------   -------   -------   -------

Net Earnings per Share of Common Stock (Diluted) ......   $  0.45   $  0.44   $  1.00   $  1.08
                                                          =======   =======   =======   =======


(a) Excludes the effect of average anti-dilutive common stock equivalents related to out of-the-money options of 141,660 and 43,756 for the three months ended 2000 and 1999, respectively and 162,066 and 59,749 for the six months ended 2000 and 1999, respectively.


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

The following is a summary of the allowance for doubtful accounts for the six months ended June 30, 2000 and the year ended December 31, 1999:

                                                       June 30,     December 31,
                                                        2000           1999
                                                      ----------    ------------

 Allowance for doubtful accounts, beginning
   of year..........................................    $12,504         $  836
 Bad debt accrual...................................      1,636         11,496
 Less:  Write-off (adjustments) of uncollectible
   Accounts.........................................      5,205           (172)
                                                      ----------    ------------
 Allowance for doubtful accounts, end of period ....    $ 8,935        $12,504
                                                      ==========    ============

The Company continues to analyze its delinquent accounts resulting from the new customer billing system implementation problems and expects to write off a significant portion upon completion of its analysis. Based upon information available at June 30, 2000, the Company believes the allowance for doubtful accounts is adequate for potential uncollectible accounts.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)  Commitments and Contingencies (Continued)

There are various claims and lawsuits pending against the Company and certain of its subsidiaries. The Company is also subject to Federal, state and local environmental laws and regulations, and is currently participating in the investigation and remediation of certain sites. In addition, the Company has periodically entered into financial commitments in connection with business operations. It is not possible at this time for the Company to determine fully the effect of all litigation on its consolidated financial statements. However, the Company has recorded a liability where such litigation can be estimated and where an outcome is considered probable. The Company does not expect that any known lawsuits, environmental costs and commitments will have a material adverse effect on its financial condition or results of operations.

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

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7)  New and Proposed Accounting Standards (Continued)

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS 133"): SFAS 133 establishes accounting and reporting standards requiring derivative instruments to be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 also requires that changes in the derivatives' fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivative gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. In June 1999, FASB issued SFAS 137 to amend the effective date for the compliance of SFAS 133 to January 1, 2001. In June 2000, the FASB issued SFAS 138 that provides certain amendments to SFAS 133. The amendments, among other things, expand the normal sales and purchases exception to contracts that implicitly or explicitly permit net settlement and contracts that have a market mechanism to facilitate net settlement. The expanded exception excludes a significant portion of the Company's contracts that previously would have required valuation under SFAS
133. The Company is in the process of reviewing and identifying all financial instruments currently existing in the Company in compliance with the provisions of SFAS 133 and SFAS 138. As a result of the SFAS 138 amendment to SFAS 133, the Company does not believe that the impact of SFAS 133 will be material as most of the Company's derivative instruments result in physical delivery or are marked-to-market under EITF 98-10.

(8)  Subsequent Events

Asset Acquisition and Related Agreements

The Company and Tri-State Generation and Transmission Association, Inc. ("Tri-State") entered into an asset sale agreement dated September 9, 1999, pursuant to which Tri-State has agreed to sell to the Company certain assets to be acquired by Tri-State as the result of Tri-State's merger with Plains Electric Generation and Transmission Cooperative ("Plains") consisting primarily of transmission assets, a fifty percent interest in an inactive power plant located near Albuquerque, and an office building. The purchase price was originally $13.2 million, subject to adjustment at the time of closing, with the transaction to close in two phases. On July 1, 2000, the first phase was completed, and the Company acquired the 50 percent ownership in the inactive power plant and the office building. The second phase relating to the transmission assets is expected to close by the end of 2000.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)      Subsequent Events (Continued)

In addition, on July 1, 2000, the Company advanced $11.8 million to a former Plains cooperative member as part of an agreement for the Company to become the cooperative's power supplier. Approximately $4.3 million of this advance represents an inducement for entering into a 10 year power sales agreement. Accordingly, the Company will expense this amount in the third quarter as a business development cost. The remaining $7.5 million will be repaid over 10 years. If the cooperative terminates the contract early, the whole $11.8 million advance must be repaid to the Company.

Power Purchase Agreement

On October 4, 1996, the Company entered into a power purchase contract for the rights to the output of a new gas-fired-generating plant located in Albuquerque, NM. On July 13, 2000, the plant went into operation. The power purchase contract provides the Company an additional 132 megawatts of electricity on demand to help meet peak needs for twenty years with an option to renew the contract for an additional five years. Under the terms of the contract, the Company will pay a monthly capacity charge, which is subject to adjustment for inflation. The energy purchase price under the contract is based on cost plus a margin.

Stock Repurchase

On August 8, 2000, the Company's Board of Directors approved a plan to repurchase up to $35 million of the Company's common stock through the end of the first quarter of 2001.

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

                               UTILITY OPERATIONS

ELECTRIC BUSINESS UNIT

The Company provides jurisdictional retail electric service to a large area of north central New Mexico, including the cities of Albuquerque and Santa Fe, and certain other areas of New Mexico. As of June 30, 2000 and 1999 and December 31, 1999, approximately 366,000, 360,000 and 361,000, respectively, retail electric customers were served by the Company.

The Company owns or leases 2,781 circuit miles of transmission lines, interconnected east into Texas, west into Arizona, and north into Colorado and Utah. Due to rapid load growth in recent years, most of the capacity on this transmission system is fully committed and there is no additional access available on a firm commitments basis. These factors, together with significant physical constraints in the system, limit the ability to wheel power into the Company's service area from outside the state.

NATURAL GAS BUSINESS UNIT

The Company's gas operations distribute natural gas to most of the major communities in New Mexico, including Albuquerque and Santa Fe, serving approximately 429,000, 422,000 and 426,000 customers as of June 30, 2000 and 1999 and December 31, 1999, respectively. The Company's customer base includes both sales-service customers and transportation-service customers. Sales-service customers purchase natural gas and receive transportation and delivery services from the Company for which the Company receives both cost-of-gas and cost-of-service revenues. Additionally, the Company makes occasional gas sales to off-system customers. Off-system sales deliveries generally occur at interstate pipeline interconnects with the Company's system. Transportation-service customers, who procure gas independently of the Company and contract with the Company for transportation and related services, are billed cost-of-service revenues only.

The Company obtains its supply of natural gas primarily from sources within New Mexico pursuant to contracts with producers and marketers. These contracts are generally sufficient to meet the Company's peak-day demand.

The following table shows gas revenues by customer class:

                                  GAS REVENUES
                             (Thousands of dollars)

                           Three Months Ended     Six Months Ended
                                 June 30,             June 30,
                             2000       1999       2000       1999
                           --------   --------   --------   --------

Retail ..................    30,551     30,504     93,639     85,297
Commercial ..............     8,238      7,234     24,931     23,917
Transportation*..........     2,947      3,139      6,931      6,971
Other ...................    12,778      7,442     23,559     16,998
                           --------   --------   --------   --------
                           $ 54,514   $ 48,319   $149,960   $133,183
                           ========   ========   ========   ========

The following table shows gas throughput by customer class:

                                 GAS THROUGHPUT
                            (Thousands of decatherms)

                             Three Months Ended     Six Months Ended
                                  June 30,             June 30,
                              2000       1999       2000       1999
                             ------     ------     ------     ------

  Retail ...........          3,689      4,386     14,920     18,695
  Commercial .......          1,519      1,612      5,155      6,366
  Transportation* ..         10,663     10,547     19,674     18,386
  Other ............          3,075      1,889      4,962      4,332
                             ------     ------     ------     ------
                             18,946     18,434     44,711     47,779
                             ======     ======     ======     ======
*Customer-owned gas

                              GENERATION OPERATIONS

The Company's generation operations serve four principal markets. Sales to the Company's utility operations to cover jurisdictional electric demand and sales to firm-requirements wholesale customers, sometimes referred to collectively as "system" sales, comprise two of these markets. Intercompany sales to the Utility Operations are priced using internally developed transfer pricing and are not based on market rates. The third market consists of other contracted sales to utilities for which the Generation Operations commits to deliver a specified amount of capacity (measured in megawatts-MW) or energy (measured in megawatt hours-MWh) over a given period of time. The fourth market consists of economy energy sales made on an hourly basis at fluctuating, spot-market rates. Sales to the third and fourth markets are sometimes referred to collectively as "off-system" sales.

The following table shows electric revenues by customer class:

                                ELECTRIC REVENUES
                             (Thousands of dollars)

                                     Three Months Ended     Six Months Ended
                                          June 30,               June 30,
                                     2000         1999        2000      1999
                                    ----------  ---------  ----------  ---------

Jurisdictional sales................ $ 78,869   $  79,197  $ 154,691   $ 157,168
Firm-requirement wholesale..........    1,890       1,739      3,625       3,452
Other contracted off-system sales...   65,696      42,376    128,504      73,772
Economy energy sales................   86,912      28,862    122,626      46,550
Other*..............................  (11,456)      2,960    (11,238)      3,646
                                    ----------  ---------  ----------  ---------
                                    $ 221,911   $ 155,134  $ 398,208   $ 284,588
                                    ==========  =========  ==========  =========

The following table shows electric sales by customer class:

                            ELECTRIC SALES BY MARKET
                                (Megawatt hours)

                                     Three Months Ended      Six Months Ended
                                          June 30,               June 30,
                                       2000       1999        2000      1999
                                     ---------  ---------  --------- -----------

Jurisdictional sales................ 1,721,661  1,660,189  3,376,811  3,260,199
Firm-requirement wholesale..........    46,835     44,790     94,756     87,875
Other contracted off-system sales... 1,471,743  1,839,141  3,514,741  2,861,601
Other............................... 1,427,082    793,465  2,699,750  1,689,820
                                     ---------  ---------  --------- -----------
                                     4,667,321  4,337,585  9,686,058  7,899,495
                                     =========  =========  ========= ===========

*  Includes  mark-to-market  gains/(losses).   See  footnote  (4)  in  Notes  to
   Consolidated Financial Statements.

The Generation Operations has ownership interests in certain generating facilities located in New Mexico, including Four Corners Power Plant, a coal fired unit, and San Juan Generating Station, a coal fired unit. In addition, the Company has ownership and leasehold interests in Palo Verde Nuclear Generating Station ("PVNGS") located in Arizona. These generation assets are used to supply retail and wholesale customers. The Generation Operations also owns Reeves

Generating Station, a gas and oil fired unit and Las Vegas Generating Station, a gas and oil fired unit that are used solely for reliability purposes or to generate electricity for the wholesale market during peak demand periods in the Generation Operations' wholesale power markets. As of June 30, 2000 and 1999 and December 31, 1999, the total net generation capacity of facilities owned or leased by the Generation Operations was 1,521 MW. On July 13, 2000, the Company commenced a 20 year power purchase agreement for an additional 132 MW (see footnote 8 to the Consolidated Financial Statements). In addition to generation capacity, the Generation Operations purchases power in the open market. The Generation Operations is also interconnected with various utilities for economy interchanges and mutual assistance in emergencies. The Generation Operations has been actively trading in the wholesale power market and has entered into and anticipates that it will continue to enter into power purchase agreements to accommodate its trading activity.

AVISTAR

The Company's wholly-owned subsidiary, Avistar, was formed in August 1999 as a New Mexico corporation and is currently engaged in certain unregulated, non-utility businesses, including energy and utility-related services previously operated by the Company. The PRC authorized the Company to invest up to $50 million in equity in Avistar and to enter into a reciprocal loan agreement for up to an additional $30 million. The Company has currently invested $25 million in Avistar. In February 2000, Avistar invested $3 million in AMDAX.com, a start-up company which plans to provide an on-line auction service to bring together electricity buyers and sellers in the deregulated electric power market.

RESTRUCTURING THE ELECTRIC UTILITY INDUSTRY

Introduction of competitive market forces and restructuring of the electric utility industry in New Mexico continue to be key issues facing the Company. New Mexico's Electric Utility Industry Restructuring Act of 1999 (the "Restructuring Act") that was enacted into law in April 1999, begins to open the state's electric power market to customer choice beginning in 2002. The Restructuring Act gives schools, residential and small business customers the opportunity to choose among competing power suppliers beginning in January 2002. Competition will be expanded to include all customers starting in July 2002. Rural electric cooperatives and municipal electric systems have the option not to participate in the competitive market.

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

The law also provides for recovery of at least half of stranded costs. Recovery of more than half is allowable if certain tests specified in the laws are met. Stranded costs are defined in the law to include nuclear decommissioning costs, regulatory assets, leases and other costs recognized under existing regulation. Stranded costs will be recovered from customers over a five-year period. Utilities will also be allowed to recover through 2007 all transition costs reasonably incurred to comply with the new law (see "Stranded Costs" and "Transition Costs" below). The PRC is authorized under the Restructuring Act to extend this date by one year.

The Company plans to reorganize its operations by forming a holding company structure as a means of achieving the corporate and asset separation required by the Restructuring Act. The proposed holding company will be called Manzano Corporation ("Manzano"). The Company's plan for a holding company structure will separate the Company into two subsidiaries. Shareholders approved the holding company structure and related share exchange in June 2000. If the Company receives all necessary regulatory and other approvals, all of the Company's electric and gas distribution and transmission assets and certain related liabilities will be transferred to a newly created subsidiary. After this asset transfer, this subsidiary will acquire the name "Public Service Company of New Mexico" (for purposes of this discussion, the subsidiary will be referred to as "UtilityCo") and the corporation formerly named Public Service Company of New
Mexico will be renamed Manzano Energy Corporation (for purposes of this discussion, the subsidiary will be referred to as "Energy"). Energy will continue to own the Company's existing electric generation and certain other unregulated, competitive assets after completion of the transfer of the regulated business to the newly created utility subsidiary. UtilityCo, Energy and Avistar will be wholly-owned subsidiaries of Manzano.

The Company has filed its transition plan with the PRC pursuant to the Restructuring Act in three parts. In November 1999, the Company filed the first two parts of the transition plan with the PRC. Part one, which has been approved, requested approval to create Manzano and UtilityCo as wholly-owned shell subsidiaries of the Company. Part two of the Company's transition plan requested that all PRC approvals necessary for the Company to implement the formation of the holding company structure, the share exchange and the separation plan. The part two hearing is currently scheduled for August 21, 2000. The balance of the schedule for the PRC proceeding has not yet been established. Accordingly, the Company's management cannot predict when implementation of the separation plan could occur. The PRC has ordered that separation must occur by August 2001. On May 31, 2000, the Company filed with the PRC part three of the transition plan requesting approval for the recovery of stranded costs and other expenses associated with the transition to a competitive market, UtilityCo's rates for retail distribution services, the procurement of power supplies for customers who do not select a power supplier and other issues required to be considered under the Restructuring Act (see "Other Issues Facing the Company - The Restructuring Act and the Formation of Holding Company").

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

The Company's bulk power operations have contributed significant earnings to the Company in recent years as a result of increased off-system sales. The Company plans to expand its wholesale power trading functions which could include an expansion of its generation portfolio. The Company continuously evaluates its physical asset acquisition strategies to ensure an optimal mix of base-load generation, peaking generation and purchased power in its power portfolio. In addition to the continued power trading operations, the Company will further focus on opportunities in the marketplace where excess capacity is disappearing and mid- to long-term market demands are growing.

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

                              RESULTS OF OPERATIONS

The following discussion is based on the financial information presented in Footnote 2 of the Consolidated Financial Statements. The table below sets forth the operating results as percentages of total operating revenues for each business segment.

  Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

                        Three Months Ended June 30, 2000

                                                             Utility
                                          ------------------------------------
                                               Electric            Gas           Generation
                                          -----------------  -----------------  ----------------

Operating revenues:
  External customers....................  130,142   99.86%    54,514   100.00%  143,042   64.46%
  Intersegment revenues.................      177    0.14%         -         -   78,869   35.54%
                                          -------  --------  --------  -------  -------  -------
  Total Revenues........................  130,319  100.00%    54,514   100.00%  221,911  100.00%
                                          -------  --------  --------  -------  -------  -------
Cost of energy sold.....................    1,132    0.87%    30,097    55.21%  149,165   67.22%
Intercompany trans. price...............   78,869   60.52%               0.00%      177    0.08%
                                          -------  --------  --------  -------  -------  -------
  Total fuel costs......................   80,001   61.39%    30,097    55.21%  149,342   67.30%
                                          -------  --------  --------  -------  -------  -------
Gross Margin............................   50,318   38.61%    24,417    44.79%   72,569   32.70%
                                          -------  --------  --------  -------  -------  -------
Administrative and other costs..........    8,428    6.47%     9,393    17.23%    4,397    1.98%
Energy production costs.................      212    0.16%       421     0.77%   35,273   15.90%
Depreciation and amortization...........    7,953    6.10%     4,515     8.28%   10,159    4.58%
Transmission and distribution costs.....    8,002    6.14%     6,777    12.43%       16    0.01%
Taxes other than income taxes...........    3,165    2.43%     1,832     3.36%    2,567    1.16%
Income taxes............................    7,094    5.44%      (482)  (0.88)%    3,488    1.57%
                                          -------  --------  --------  -------  -------  -------
  Total non-fuel operating expenses.....   34,854   26.75%    22,456    41.19%   55,900   25.19%
                                          -------  --------  --------  -------  -------  -------
Operating income........................  $15,464   11.87%   $ 1,961     3.60%  $16,669    7.51%
                                          -------  --------  --------  -------  -------  -------

                        Three Months Ended June 30, 1999

                                                             Utility
                                          ------------------------------------
                                               Electric            Gas           Generation
                                          -----------------  -----------------  ----------------

Operating revenues:
  External customers..................... 136,927   99.87%    48,319   100.00%   75,937   48.95%
  Intersegment revenues..................     176    0.13%         -     0.00%   79,197   51.05%
                                          -------  -------   --------  ------- --------  -------
  Total revenues......................... 137,103  100.00%    48,319   100.00%  155,134  100.00%
                                          -------  -------   --------  ------- --------  -------
Cost of energy sold......................   1,118    0.82%    20,423    42.27%   86,413   55.70%
Intercompany trans. price................  79,197   57.76%         -     0.00%      176    0.11%
                                          -------  -------   --------  ------- --------  -------
  Total fuel costs.......................  80,315   58.58%    20,423    42.27%   86,589   55.82%
                                          -------  -------   --------  ------- --------  -------
Gross Margin.............................  56,788   41.42%    27,896    57.73%   68,545   44.18%
                                          -------  -------   --------  ------- --------  -------
Administrative and other costs...........  11,116    8.11%    11,270    23.32%    6,851    4.42%
Energy production costs..................     653    0.48%       363     0.75%   34,191   22.04%
Depreciation and amortization............   7,733    5.64%     4,722     9.77%   10,369    6.68%
Transmission and distribution costs......   7,780    5.67%     7,444    15.41%       12    0.01%
Taxes other than income taxes............   4,918    3.59%     1,675     3.47%    2,306    1.49%
Income taxes.............................   7,655    5.58%      (177)  (0.37)%    1,327    0.86%
                                          -------  -------   --------  ------- --------  -------
  Total non-fuel operating expenses......  39,855   29.07%    25,297    52.35%   55,056   35.49%
                                          -------  -------   --------  ------- --------  -------
Operating income......................... $16,933   12.35%   $ 2,599     5.38% $ 13,489    8.70%
                                          -------  -------   --------  ------- --------  -------

UTILITY OPERATIONS

Electric Business Unit - Operating revenues declined $6.8 million (4.9%) for the period to $130.3 million due to the implementation of the rate order in late July 1999 (which lowered rates by $8.8 million quarter over quarter - see Other Issues Facing the Company - Electric Rate Case). Lower rates were partially offset by increased retail electricity delivery of 1.72 million MWh compared to
1.66 million MWh delivered last period, a 3.7% improvement.

The gross margin, or operating revenues minus cost of energy sold, decreased $6.5 million reflecting a decrease in gross margin as a percentage of revenues of 2.8%. This decline reflects the rate reduction discussed above. The Company's generation operations exclusively provide power to the Company's electric business unit. Intercompany purchases for the generation operations are priced using internally developed transfer pricing and are not based on market rates. Rates for electric service are based on a rate of return that includes certain generation assets that are part of generation operations.

Administrative and general costs decreased $2.7 million (24.2%) for the period. This decrease is due to reduced Year 2000 ("Y2K") compliance costs, reduced costs related to implementing a customer billing system and lower associated bad debt accruals. As a percentage of revenues, administrative and other decreased to 6.5% from 8.1% for the period ended June 30, 2000 and 1999, respectively primarily as a result of reduced costs.

Depreciation and amortization increased $0.2 million (2.8%) for the period. The increase is due to the impact of amortizing the costs of a new customer billing system. Depreciation and amortization as a percentage of revenues increased from 5.6% to 6.1% reflecting a slight increase in expense and the decrease in retail energy revenues.

Transmission and distribution costs increased $0.2 million (2.9%) for the quarter. As a percentage of revenues, transmission and distribution costs increased from 5.7% to 6.1%. This increase was primarily the result of the decrease in retail energy revenues.

Gas Business Unit - Operating revenues increased $6.2 million (12.8%) for the period to $54.5 million. This increase was driven by a 10.2% increase in the average rate charges per decatherm due to higher gas prices despite a warm spring. Warmer than normal temperature resulted in a 2.8% volume decrease. Residential and commercial volume decreased 13.2% while customers other than residential and commercial volume increased 10.5%. This growth was primarily attributed to industrial customers such as the Company's power generating business whose demand increased due to the warm spring.

The gross margin, or operating revenues minus cost of energy sold, decreased $3.5 million (12.5%). This decrease is due to lower volume.

Administrative and general costs decreased $1.9 million (16.7%). This decrease is mainly due to reduced Y2K compliance costs, customer billing system costs and lower associated bad debt accruals.

Depreciation and amortization decreased $0.2 million (4.4%).

Transmission and distribution expenses decreased $0.7 million (9.0%) for the period. The decrease is primarily due to reduced Y2K compliance costs.

GENERATION OPERATIONS

     Operating revenues grew $66.8 million (43.0%) for the period to $221.9 million. This increase in wholesale electricity sales reflects strong regional wholesale electric prices caused by an unseasonably warm spring, limited power generation capacity due to various plant outages in the Western states and increasing natural gas prices. These factors contributed to unusually high wholesale prices which are expected to continue through the summer months but which the Company does not believe to be sustainable in the long-term (see Other Issues Facing the Company - Effects of Certain Events on Future Revenues). The Company delivered wholesale (bulk) power of 2.95 million MWh of electricity this period compared to 2.68 million MWh delivered last year, an increase of 10.0%. Wholesale revenues to third-party customers increased from $75.9 million to $143.0 million, an 88.4% increase. Wholesale sale revenues were negatively impacted by the $13 million dollar unrealized mark-to-market loss the Company recorded relating to its power trading contracts (see Note 4 of the Notes of the Consolidated Financial Statements).

The gross margin, or operating revenues minus cost of energy sold, increased $4.0 million (5.9%). However, gross margin as a percentage of revenues decreased 11.5%. This decline reflects higher fuel and purchased power costs due to higher wholesale sales volumes and market prices.

Administrative and general costs decreased $2.5 million (35.8%) for the period. This decrease is due to lower legal costs related to a lawsuit involving the Company's decommissioning trust, and a PVNGS interruption and liability insurance refund. As a percentage of revenues, administrative and other decreased to 2.0% from 4.4% for the period ended June 30, 2000 and 1999, respectively primarily as a result of reduced costs.

Energy production costs increased $1.1 million (3.2%) for the period. These costs are generation related. The increase is due to higher maintenance costs of $0.5 million primarily due to a scheduled outage at Four Corners Unit 4 in April and May 2000 and higher San Juan operations costs of $0.6 million. As a percentage of revenues, energy production costs decreased from 22.0% to 15.9%. The decrease is primarily due to a significant increase in energy sales.

UNREGULATED BUSINESSES

Avistar contributed $1.3 million in revenues for the period compared to $0.2 million in the comparable prior year period in accordance with its completed contract revenue recognition policy as it received final acceptance on certain contracts. Operating losses for Avistar decreased from $1.4 million in the prior year to $0.5 million in the current year, primarily due to increased revenues.

CONSOLIDATED

Corporate administrative and general costs increased $5.0 million for the period. This increase was due to higher legal costs, bonus accruals due to increased earnings and other administrative costs, partially offset by reduced Y2K compliance costs.

Other income and deductions, net of taxes, increased $0.4 million for the period to $6.8 million due to net gains on certain corporate investments which include the corporate hedge. In 1999, other income and deductions included a one-time net gain of $1.2 million from closing down certain coal mine reclamation activities.

Net interest charges decreased $1.0 million for the period to $16.4 million primarily as a result of the retirement of $31.6 million of senior unsecured notes in June and August 1999 and $32.8 million in January 2000.

The Company's consolidated income tax expense was $9.7 million, a decrease of $0.6 million for the quarter. The Company's income tax effective rate decreased from 36.2% to 35.1% due to the reversal of deferred income taxes accrued at prior rates in accordance with ratemaking provisions.

The Company's net earnings from continuing operations for the quarter ended June 30, 2000, were $18.0 million compared to $16.9 million (excluding the one-time gain of $1.2 million, net of taxes, related to mine closure activities) for the quarter ended June 30, 1999, a 6.1% increase. Earnings per share from continuing operations on a diluted basis were $0.45 compared to $0.41 (excluding the one-time gain) for the quarter ended June 30, 2000 and 1999, respectively. Diluted weighted average shares outstanding were 39.6 million and 40.9 million in 2000 and 1999, respectively. The decrease reflects the common stock repurchase program in 1999 and 2000. Despite the fact that 2000 results were negatively impacted by the electric rate reduction and the mark-to-market loss on the Company's power trading activities, net earnings per share from continuing operations increased due to expansion of the Company's wholesale electricity business and the common stock repurchase program.

    Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

The table below sets forth the operating results as percentages of total operating revenues for each business segment.

                         Six Months Ended June 30, 1999

                                                        Utility
                                          ----------------------------------
                                               Electric            Gas           Generation
                                          ----------------  ----------------  -----------------

Operating revenues:
  External customers..................... 256,063   99.86%  149,060  100.00%   243,517   61.15%
  Intersegment revenues..................     353    0.14%        -        -   154,691   38.85%
                                          -------  -------  -------  -------  --------  -------
  Total Revenues......................... 256,416  100.00%  149,060  100.00%   398,208  100.00%
                                          -------  -------  -------  -------  --------  -------
Cost of energy sold......................   2,265    0.88%   87,930   58.99%   257,922   64.77%
Intercompany trans. price................ 154,691   60.33%        -    0.00%       353    0.09%
                                          -------  -------  -------  -------  --------  -------
  Total fuel costs....................... 156,956   61.21%   87,930   58.99%   258,275   64.86%
                                          -------  -------  -------  -------  --------  -------
Gross Margin.............................  99,460   38.79%   61,130   41.01%   139,933   35.14%
                                          -------  -------  -------  -------  --------  -------
Administrative and other costs...........  17,494    6.82%   19,306   12.95%     8,694    2.18%
Energy production costs..................     628    0.24%      789    0.53%    70,131   17.61%
Depreciation and amortization............  16,512    6.44%    9,881    6.63%    20,237    5.08%
Transmission and distribution costs......  15,874    6.19%   14,178    9.51%        24    0.01%
Taxes other than income taxes............   6,495    2.53%    3,808    2.55%     5,334    1.34%
Income taxes.............................  13,101    5.11%    3,089    2.07%     5,038    1.27%
                                          -------  -------  -------  -------  --------  -------
  Total non-fuel operating expenses......  70,104   27.34%   51,051   34.25%   109,458   27.49%
                                          -------  -------  -------  -------  --------  -------
Operating income......................... $29,356   11.45%  $10,079    6.76%  $ 30,475    7.65%
                                          -------  -------  -------  -------  --------  -------


                         Six Months Ended June 30, 1999

                                                       Utility
                                         ------------------------------------
                                              Electric            Gas           Generation
                                         -----------------  -----------------  ---------------

Operating revenues:
  External customers....................  269,886   99.87%   133,183  100.00%  127,420  44.77%
  Intersegment revenues.................      354    0.13%         -    0.00%  157,168  55.23%
                                         --------  -------  --------  ------- -------- -------
  Total revenues........................  270,240  100.00%   133,183  100.00%  284,588 100.00%
                                         --------  -------  --------  ------- -------- -------
Cost of energy sold.....................    2,235    0.83%    68,680   51.57%  147,448  51.81%
Intercompany trans. Price...............  157,168   58.16%         -    0.00%      354   0.12%
                                         --------  -------  --------  ------- -------- -------
  Total fuel costs......................  159,403   58.99%    68,680   51.57%  147,802  51.94%
                                         --------  -------  --------  ------- -------- -------
Gross Margin............................  110,837   41.01%    64,503   48.43%  136,786  48.06%
                                         --------  -------  --------  ------- -------- -------
Administrative and other costs..........   21,940    8.12%    22,723   17.06%   14,324   5.03%
Energy production costs.................    1,171    0.43%       722    0.54%   67,508  23.72%
Depreciation and amortization...........   15,448    5.72%     9,404    7.06%   20,533   7.21%
Transmission and distribution costs.....   15,392    5.70%    14,100   10.59%       21   0.01%
Taxes other than income taxes...........    9,784    3.62%     3,298    2.48%    4,845   1.70%
Income taxes............................   14,401    5.33%     3,329    2.50%    2,505   0.88%
                                         --------  -------  --------  ------- -------- -------
  Total non-fuel operating expenses.....   78,136   28.91%    53,576   40.23%  109,736  38.56%
                                         --------  -------  --------  ------- -------- -------
Operating income........................ $ 32,701   12.10%  $ 10,927    8.20% $ 27,050   9.50%
                                         --------  -------  --------  ------- -------- -------


UTILITY OPERATIONS

Electric Business Unit - Operating revenues declined $13.8 million (5.1%) for the period to $256.4 million due to the implementation of the rate order in late July 1999 (which lowered rates by $18.5 million year-over-year) and unfavorable price mix due to mild weather conditions, partially offset by increased retail electricity delivery of 3.38 million MWh compared to 3.26 million MWh delivered in the prior year period, a 3.6% improvement.

The gross margin, or operating revenues minus cost of energy sold, decreased $11.4 million reflecting a decrease in gross margin as a percentage of revenues of 2.2%. This decline reflects the rate reduction discussed above. The Company's generation operations exclusively provide power to the Company's electric business unit. Intercompany purchases for the generation operations are priced using internally developed transfer pricing and are not based on market rates. Rates for electric service are based on a rate of return that includes certain generation assets that are part of generation operations.

Administrative and general costs decreased $4.4 million (20.3%) for the period. This decrease is due to reduced Y2K compliance costs, customer billing system costs and lower associated bad debt accruals. As a percentage of revenues, administrative and other decreased to 6.8% from 8.1% for the six months ended June 30, 2000 and 1999, respectively primarily as a result of reduced costs.

Depreciation and amortization increased $1.1 million (6.9%) for the period. The increase is due to the impact of amortizing the costs of a new customer billing system. Depreciation and amortization as a percentage of revenues increased from 5.7% to 6.4% reflecting an increase in expense and the decrease in retail energy sales.

Transmission and distribution costs increased $0.5 million (3.1%) for the year. As a percentage of revenues, transmission and distribution costs increased from 5.7% to 6.2%. This increase was primarily the result of the decrease in retail energy sales.

Gas Business Unit - Operating revenues increased $15.9 million (11.9%) for the period to $149.1 million. This increase was driven by a 19.4% increase in the average rate charges per decatherm due to strong gas prices despite a mild winter and warm spring, which resulted in a 6.4% volume decrease. Residential and commercial customers volume decreased 19.9% while customers other than residential and commercial volume increased 8.4%. This growth was primarily attributed to industrial customers such as the Company's power generating business whose demand increased due to the warm spring.

The gross margin, or operating revenues minus cost of energy sold, decreased $3.4 million (5.2%). This decrease is due to lower volume.

Administrative and general costs decreased $3.4 million (15.0%). This decrease is mainly due to reduced Y2K compliance costs, customer billing system costs and lower associated bad debt accruals.

GENERATION OPERATIONS

Operating revenues grew $113.6 million (39.9%) for the period to $398.2 million. The Company delivered wholesale (bulk) power of 6.31 million MWh or electricity this period compared to 4.64 million MWh delivered last year, an increase of 36.0% (see Results of Operations - Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999 for a discussion of factors affecting results in the second quarter of 2000).

The gross margin, or operating revenues minus cost of energy sold, decreased $3.1 million reflecting a decrease in gross margin as a percentage of revenues of 12.9%. This decline reflects higher fuel and purchased power costs due to higher wholesale sales volumes and scheduled outages at the Company's San Juan coal generation facility and Four Corners Plant.

Administrative and general costs decreased $5.6 million (39.3%) for the period. This decrease is due to lower legal costs related to a lawsuit involving the Company's decommissioning trust and a PVNGS interruption and liability insurance refund. As a percentage of revenues, administrative and other decreased to 2.2% from 5.0% for the six months ended June 30, 2000 and 1999, respectively primarily as a result of reduced costs.

Energy production costs increased $2.6 million (3.9%) for the period. These costs are generation related. The increase is due to higher maintenance costs of $3.1 million due to scheduled outages at San Juan Unit 3 and Four Corners Unit 4, partially offset by lower operations expenses of $1.0 million due to lower PVNGS employee costs as a result of additional employee incentive and retiree healthcare costs in the prior year and additional PVNGS billings in 1999 for 1998 expenses. As a percentage of revenues, energy production costs decreased from 23.7% to 17.6%. The decrease is primarily due to a significant increase in energy sales and continued cost control.

UNREGULATED BUSINESSES

Avistar contributed $1.7 million in revenues for the period compared to $3.7 million in the comparable prior year period due to lower business volumes. Operating losses for Avistar decreased from $1.9 million in the prior year to $1.7 million in the current year.

CONSOLIDATED

Corporate administrative and general costs increased $8.9 million for the period. This increase was due to higher legal costs, bonus accruals due to increased earnings and other administrative costs, partially offset by reduced Y2K compliance costs.

Other income and deductions, net of taxes, increased $1.8 million for the period to $14.3 million due to net gains on certain corporate investments which include the corporate hedge. In 1999, other income and deductions included a one-time net gain of $1.2 million from closing down certain coal mine reclamation activities.

Net interest charges decreased $2.5 million for the period to $32.9 million primarily as a result of the retirement of $31.6 million of senior unsecured notes in June and August 1999 and $32.8 million in January 2000.

The Company's consolidated income tax expense, before the cumulative effect of an accounting change, was $22.4 million, a decrease of $1.5 million for the year. The Company's income tax effective rate, before the cumulative effect of the accounting change, decreased from 36.6% to 35.9% due to the reversal of deferred income taxes accrued at prior rates in accordance with ratemaking provisions.

The Company's net earnings from continuing operations for the year-to-date period ended June 30, 2000, were $39.9 million compared to $40.1 million (excluding the one-time gain of $1.2 million, net of taxes, related to mine closure activities) for the year-to-date period ended June 30, 1999. Earnings per share from continuing operations excluding the cumulative effect of the accounting change on a diluted basis were $1.00 compared to $0.96 (excluding the one-time gain) for the year-to-date period ended June 30, 1999. Diluted weighted average shares outstanding were 40.0 million and 41.4 million in 2000 and 1999, respectively. The decrease reflects the common stock repurchase program in 1999 and 2000. Despite the fact that 2000 results were negatively impacted by the electric rate reduction and the mark-to-market loss on the Company's power trading activities, net earnings per share from continuing operations increased due to expansion of the Company's wholesale electricity business and the common stock repurchase program.

Cumulative Effect of a Change in Accounting Principle - Effective January 1, 1999, the Company adopted EITF Issue No. 98-10. The effect of the initial application of the new standard is reported as a cumulative effect of a change in accounting principle. As a result, the Company recorded additional earnings, net of taxes, of approximately $3.5 million, or $0.09 per common share in 1999, to recognize the gain on net open physical electricity purchase and sales commitments considered to be trading activities.

                         LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, the Company had working capital of $114.4 million including cash and cash equivalents of $84.1 million. This is a decrease in working capital of $45.8 million from December 31, 1999. This decrease is primarily the result of a decrease in cash and cash equivalents of $36.3 million due to the common stock and senior unsecured notes repurchases (see "Financing Activities" and "Stock Repurchase" below) and the net liability of $13.8 million recorded related to the mark-to-market valuation of the Company's energy trading contracts and the reduction in income tax receivable due to the application of prior year overpayments to the current year liability, partially offset by an increase in accounts receivable (see discussion below).

     Cash generated from operating activities was $96.9 million, an increase of $9.2 million from 1999. This increase was primarily the result of the recovery of purchased gas adjustments from utility customers, the decreased income tax receivable, the collection of miscellaneous accounts receivable and the timing of accounts payable payments, partially offset by an increase in accounts receivable. Accounts receivable increased significantly as a result of increased wholesale electricity sales and was partially offset by a decrease in utility customer accounts receivable. This decrease in utility customer accounts receivable is primarily a result of seasonal volume declines. The Company continues to have a significant amount of delinquent accounts resulting from the new customer billing system implementation in November 1998 (see Other Issues Facing the Company - Implementation of New Billing System).

Cash used for investing activities was $65.0 million in the six months ended June 30, 2000 compared to $5.8 million for the six months ended June 30, 1999. This increased spending reflects $17.9 million relating to the acquisition of transmission assets (see "Acquisition of Certain Assets and Related
Agreements"), plant improvements of $5 million at the Company's Reeves Power Station, and the 1999 liquidation of insurance-based investments in the nuclear decommissioning trust of $26.6 million (see financing activities for the payment of decommissioning debt of $26.6 million for the six months ended June 30,
1999).

Cash used for financing activities was $68.2 million in the six months ended June 30, 2000 compared to $82.5 million for the six months ended June 30, 1999. This decrease is the result of $26.6 million of loan repayments associated with nuclear decommissioning trust activities in 1999, partially offset by increased senior unsecured notes repurchases at a cost of $32.8 million in 2000 compared to $21.1 million in 1999.

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

The Company's construction expenditures for the six months ended June 30, 2000 were entirely funded through cash generated from operations. The Company currently anticipates that internal cash generation and current debt capacity will be sufficient to meet capital requirements for the years 2000 through 2004 assuming the Company receives a reasonable recovery of its stranded costs (see "Stranded Costs" below). To cover the difference in the amounts and timing of cash generation and cash requirements, the Company intends to use short-term borrowings under its liquidity arrangements.

Liquidity

At August 1, 2000, the Company had $175 million of available liquidity arrangements, consisting of $150 million from a senior unsecured revolving credit facility ("Credit Facility"), and $25 million in local lines of credit. The Credit Facility will expire in March 2003. There were no outstanding borrowings as of August 1, 2000.

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

The Company's rating outlook by Standard and Poor's ("S&P") is described as "stable". S&P has rated the Company's senior unsecured debt and bank loan credit "BBB-". The Company's rating outlook by Moody's Investors Services, Inc ("Moody's") is "developing". Moody's has rated the Company's senior unsecured notes and senior unsecured pollution control revenue bonds "Baa3"; and preferred stock "ba1". The EIP lease obligation is also rated "Ba1". Duff & Phelps Credit Rating Co. ("DCR") rates the Company' senior unsecured notes and senior unsecured pollution control revenue bonds "BBB-", the Company's EIP lease obligation "BB+" and the Company's preferred stock "BB-". Investors are cautioned that a security rating is not a recommendation to buy, sell or hold securities, that it may be subject to revision or withdrawal at any time by the assigning rating organization, and that each rating should be evaluated independently of any other rating.

Future rating actions for the Company's securities will depend in large part on the actions of the PRC relating to numerous restructuring issues, including the

Company's proposed plan to separate the utility into a generation business and a distribution and transmission business as required by the Restructuring Act ("Proposed Plan"). The Company believes that based on its Proposed Plan (see "Proposed Holding Company Plan" below), that UtilityCo and PowerCo will both receive investment grade credit ratings, however, such ratings will be contingent upon many factors that have yet to be determined. DCR announced that assuming the Company implements its Proposed Plan, it would expect to issue investment grade ratings for UtilityCo, and PowerCo's rating would "border investment grade". DCR cautioned that ratings for UtilityCo and PowerCo were highly conditional upon reaching assumptions provided by the Company.

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

Proposed Holding Company Plan

On April 18, 2000, the Company filed as an exhibit on Form 8-K, unaudited pro forma financial statements of PowerCo and UtilityCo that give effect to the Company's Proposed Plan. The Proposed Plan was part of the Company's part three filing with the PRC. The Proposed Plan is subject to regulatory and other approvals as well as market, economic and business conditions. As such, the Proposed Plan may be subject to significant changes before implementation and the pro forma financial statements as filed in the Form 8-K may require revision to reflect the final plan of separation pursuant to the Restructuring Act.

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

The current holders of PowerCo's public SUNs will be offered the opportunity to exchange their approximately $368 million of existing SUNs for $368 million of SUNs issued by UtilityCo with like terms and conditions. The current holders of PowerCo's preferred stock will be offered the opportunity to exchange their approximately $12.8 million of preferred stock for preferred stock issued by UtilityCo with like terms and conditions.

Although there are other alternatives to finance the acquisition of the regulated assets from PowerCo, based on current market, economic and business conditions, the Company currently believes that the foregoing transactions represent the most advantageous way to effect the Asset Transfer. However, the structure of Proposed Plan is subject to change as the regulatory approval process continues and is ultimately resolved.

Stock Repurchase

In March 1999, the Company's board of directors approved a plan to repurchase up to 1,587,000 shares of the Company's outstanding common stock with maximum purchase price of $19.00 per share. In December 1999, the Company's board of directors authorized the Company to repurchase up to an additional $20.0 million of the Company's common stock. As of December 31, 1999, the Company repurchased 1,070,700 shares of its previously outstanding common stock at a cost of $18.8 million. From January 2, 2000 through March 31, 2000, the Company repurchased an additional 1,167,684 shares of its outstanding common stock at a cost of $18.9 million. The Company has repurchased all shares authorized in March 1999 and December 1999 by the Board of Directors.

On August 8, 2000, the Company's Board of Directors approved a plan to repurchase up to $35 million of the Company's common stock through the end of the first quarter of 2001.

Acquisition of Certain Assets and Related Agreements

The Company and Tri-State Generation and Transmission Association, Inc. ("Tri-State") entered into an asset sale agreement dated September 9, 1999, pursuant to which Tri-State has agreed to sell to the Company certain assets to be acquired by Tri-State as the result of Tri-State's merger with Plains Electric Generation and Transmission Cooperative ("Plains") consisting primarily of transmission assets, a fifty percent interest in an inactive power plant located near Albuquerque, and an office building. The purchase price was originally $13.2 million, subject to adjustment at the time of closing, with the transaction to close in two phases. On July 1, 2000, the first phase was completed, and the Company acquired the 50 percent ownership in the inactive power plant and the office building. The second phase relating to the transmission assets is expected to close by the end of 2000.

In addition, on July 1, 2000, the Company advanced $11.8 million to a former Plains cooperative member as part of an agreement for the Company to become the cooperative's power supplier. Approximately $4.3 million of this advance represents an inducement for entering into a 10 year power sales agreement. Accordingly, the Company will expense this amount in the third quarter as a business development cost. The remaining $7.5 million will be repaid over 10 years. If the cooperative terminates the contract early, the whole $11.8 million advance must be repaid to the Company.

Dividends

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

Capital Structure

The Company's capitalization, including current maturities of long-term debt is shown below:

                                                 June 30,        December 31,
                                                  2000              1999
                                                 --------        ------------

    Common Equity..............................    48.3%             47.3%
    Preferred Stock............................     0.7               0.7
    Long-term Debt.............................    51.0              52.0
                                                  -----             -----
       Total Capitalization*...................   100.0%            100.0%
                                                  =====             =====

     * Total capitalization does not include as debt the present value ($139 million as of June 30, 2000 and $147 million as of December 31, 999) of the Company's lease obligations for PVNGS Units 1 and 2 and EIP.

                         OTHER ISSUES FACING THE COMPANY

THE RESTRUCTURING ACT AND THE Formation of Holding Company

The Restructuring Act requires that assets and activities subject to the PRC jurisdiction, primarily electric and gas distribution, and transmission assets and activities (collectively, the "Regulated Business"), be separated from competitive businesses, primarily electric generation and service and certain other energy services (collectively, the "Deregulated Competitive Businesses"). Such separation is required to be accomplished through the creation of at least two separate corporations. The Company has decided to accomplish the mandated separation by the formation of a holding company and the transfer of the Regulated Businesses to a newly-created, wholly-owned subsidiary of the holding company, subject to various approvals. The holding company structure is expressly authorized by the Restructuring Act. Corporate separation of the Regulated Business from the Deregulated Competitive Businesses must be completed by August 1, 2001. Completion of corporate separation will require a number of regulatory approvals by, among others, the PRC, the Federal Energy Regulatory Commission, Nuclear Regulatory Commission and the Securities and Exchange Commission.

In June 2000, shareholders approved the separation and related share exchange; however, completion of corporate separation will also require certain other consents. Completion may also entail significant restructuring activities with respect to the Company's existing liquidity arrangements and the Company's publicly-held senior unsecured notes of which $368 million were outstanding as of June 30, 2000. Holders of the Company's senior unsecured notes, $100 million at 7.5% and $268.4 million at 7.1%, may be offered the opportunity to exchange their securities for similar senior unsecured notes of the newly created regulated business (see "Liquidity and Capital Resources - Financing Activities and Proposed Holding Company Plan" above).

Stranded Costs

The Restructuring Act recognizes that electric utilities should be permitted a reasonable opportunity to recover an appropriate amount of the costs previously incurred in providing electric service to their customers ("stranded costs"). Stranded costs represent all costs associated with generation related assets, currently in rates, in excess of the expected competitive market price and include plant decommissioning costs, regulatory assets, and lease and lease-related costs. Utilities will be allowed to recover no less than 50% of stranded costs through a non-bypassable charge on all customer bills for five years after implementation of customer choice. The PRC could authorize a utility to recover up to 100% of its stranded costs if the PRC finds that recovery of more than 50%: (i) is in the public interest; (ii) is necessary to maintain the financial integrity of the public utility; (iii) is necessary to continue adequate and reliable service; and (iv) will not cause an increase in rates to residential or small business customers during the transition period. The Restructuring Act also allows for the recovery of nuclear decommissioning costs by means of a separate wires charge over the life of the underlying generation assets (see NRC Prefunding below).

Approximately $99 million of costs associated with the Deregulated Competitive Business were established as regulatory assets. The Company expects to recover these regulatory assets along with other stranded costs associated with the Deregulated Competitive Business through its stranded costs recovery. As a result, these regulatory assets continue to be classified as regulatory assets, although the Company has discontinued Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71) and adopted Statement of Financial Accounting Standards No. 101, "Regulated Enterprises--Accounting for the Discontinuance of Application of FASB Statement 71." Stranded costs include other operating costs in excess of the established regulatory assets. On May 31, 2000, the Company filed with the PRC its proposal to recover its stranded costs. These costs, excluding nuclear decommissioning costs, total a present value of $691.6 million. In addition, stranded costs associated with decommissioning the Company's portion of the Palo Verde nuclear plant total an additional present value of $44.4 million. This amount considers the effect of expected earnings on PNM's qualified nuclear decommissioning trusts.

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

Transition Cost Recovery

In addition, the Restructuring Act authorizes utilities to recover in full any prudent and reasonable costs incurred in implementing full open access ("transition costs"). These transition costs will be recovered through 2007 by means of a separate wires charge. The PRC may extend this date by up to one year. The Company is still evaluating its expected transition costs and has not made a final determination of those costs. The Company, however, currently estimates that these costs will be approximately $46 million, including allowances for certain costs which are non-deductible for income tax purposes. Transition costs for which the Company will seek recovery include professional fees, financing costs including underwriting fees, consents relating to the transfer of assets, management information system changes including billing system changes and public and customer education and communications. Recoverable transition costs are currently being capitalized and will be amortized over the recovery period to match related revenues. Recovery of any transition costs which are not deemed recoverable by the PRC may be vigorously pursued through all remedies available to the Company with the ultimate outcome uncertain. Costs not recoverable will be expensed when incurred unless these costs are otherwise permitted to be capitalized under current and future accounting rules. If the amount of non-recoverable transition costs is material, the resulting charge to earnings may have a material effect on the future financial results and position of the Company.

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

The Restructuring Act allows for the recoverability of 50% up to 100% of stranded costs including nuclear decommissioning costs (see "Stranded Costs"). The Restructuring Act specifically identifies nuclear decommissioning costs as eligible for separate recovery over a longer period of time than other stranded costs if the PRC determines a separate recovery mechanism to be in the public interest. In addition, the Restructuring Act states that it is not requiring the PRC to issue any order which would result in loss of eligibility to exclusively use external sinking fund methods for decommissioning obligations pursuant to Federal regulations. If the Company is unable to meet the requirements of the NRC rules permitting the use of an external sinking fund because it is unable to recover all of its estimated decommissioning costs through a non-bypassable charge, the Company may have to pre-fund or find a similarly capital intensive means to meet the NRC rules. There can be no assurance that such an event will not negatively affect the funding of the Company's growth plans.

In addition, as part of the determination and quantification of the stranded costs related to the decommissioning, the Company estimated its future decommissioning costs. If the Company's estimate proves to be less than the actual costs of decommissioning, any cost in excess of the amount allowed through stranded cost recovery may not be recoverable. Such excess costs, if any, will also be subject to the pre-funding requirements discussed above.

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

The Restructuring Act opens the state's electric power market to customer choice for certain customers beginning in January 2002 and the balance of customers by July 2002. As a result, the Company may face competition from companies with greater financial and other resources. There can be no assurance that the Company will not face competition in the future that would adversely affect its results.

It is the  current  intention  to have  the  Company's  Deregulated  Competitive
Businesses engage primarily in energy-related businesses that will not be regulated by state or Federal agencies that currently regulate public utilities (other than the FERC and NRC). These competitive businesses, including the generation business, will encounter competition and other factors not previously experienced by the Company, and may have different, and perhaps greater, investment risks than those involved in the regulated business that will be engaged in by the Regulated Businesses. Specifically, the passage of the Restructuring Act and deregulation in the electric utility industry generally are likely to have an impact on the price and margins for electric generation and thus, the return on the investment in electric generation assets. In response to competition and the need to gain economies of scale, electricity producers will need to control costs to maintain margins, profitability and cash flow that will be adequate to support investments in new technology and infrastructure. The Company will have to compete directly with independent power producers, many of whom will be larger in scale, thus creating a competitive advantage for those producers due to scale efficiencies. The Company's current business plan includes a 300% increase in sales achieved by doubling power generation assets in its surrounding region of operations through construction or acquisition over the next five to seven years. Such growth will be dependent upon the Company's ability to generate $400 to $600 million to fund the deregulated competitive expansion. There can be no assurance that these Deregulated Competitive Businesses, particularly the generation business, will be successful or, if unsuccessful, that they will not have a direct or indirect adverse effect on the Company.

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

The following is a summary of the allowance for doubtful accounts during for the three months ended June 30, 2000 and year ended December 31, 1999:

                                                        June 30,    December 31,
                                                          2000         1999
                                                        ---------   -----------
                                                           (In thousands)
 Allowance for doubtful accounts, beginning
   of year...........................................   $  12,504   $     836
 Bad debt accrual....................................       1,636      11,496
 Less:  Write off (adjustments) of uncollectible
   accounts..........................................       5,205        (172)
                                                        ---------  -----------
 Allowance for doubtful accounts, end of period .....    $  8,935   $  12,504
                                                        =========  ===========

The Company is still analyzing its delinquent accounts resulting from the new customer billing system implementation problems and expects to write off a significant portion upon completion of its analysis. Based upon information available at June 30, 2000, the Company believes the allowance for doubtful accounts is adequate for management's estimate of potential uncollectible accounts.

Electric Rate Case

On August 25, 1999, the PRC issued an order approving settlement of the Company's electric rate case. The PRC ordered the Company to reduce its electric rates by $34.0 million retroactive to July 30, 1999. In addition, the order includes a rate freeze until retail electric competition is fully implemented in New Mexico or until January 1, 2003. The settlement reduces annual revenues by an estimated $37.0 million based on expected customer growth and will reduce electric distribution operating revenues in the year 2000 by approximately $20 million.

As part of the settlement, the Company agreed that certain changes to the language of the retail tariff under which Kirtland Air Force Base ("KAFB") currently takes service be considered in a separate proceeding before the PRC. Hearings on this issue have not yet been scheduled. KAFB has not renewed its power service contract with the Company that expired in December 1999 but continues to purchase retail service from the Company.

GAS RATE ORDERS

In April 2000, the New Mexico Supreme Court ("Supreme Court") ruled in favor of the Company in overturning a $6.9 million rate reduction imposed on the Company's natural gas utility by the state's former Public Utility Commission ("PUC") in 1997 for its 1995 gas rate case. Although the Supreme Court upheld certain portions of the gas rate case order by the PUC, the Supreme Court vacated the rate order as "unreasonable and unlawful" because certain disallowances ordered by the PUC unreasonably hindered the Company's ability to earn a fair rate of return. The case has been remanded to the PRC. The Company has $19.4 million of reserves at June 30, 2000 related to regulatory assets associated with the rate case order. The Supreme Court order has supported recovery of many of the costs that the Company has included in these reserves.

In addition in March 2000, the Supreme Court vacated the PUC's final order in the Company's 1997 gas rate case and remanded it back to the PRC. The Supreme Court specifically rejected portions of the final order requiring the Company to offer residential customers a choice of utility access fees.

The Company has negotiated a stipulated settlement agreement with the PRC staff which must be approved by the PRC. The settlement would resolve all issues raised by the Supreme Court's remand through a global settlement. If approved by the PRC, the settlement would add about $1.2 million to PNM revenues in the final quarter of 2000, $4.7 million in 2001, and $3.9 million in 2002. Upon approval, PNM will reverse certain reserves to costs recovered in the settlement that were recorded against earnings at the time of the original regulatory orders, resulting in a one-time gain of $5.4 million. That amount will be collected from customers in rates over the next 13 years. Hearings on the proposed settlement are scheduled to begin August 14. The PRC has said it expects to issue a final decision on the two gas rate cases by the end of September.

POWER OUTAGE

On March 18, 2000, a power outage, caused by a brush fire which affected three main transmission lines, resulted in a loss of power for a significant portion of the state of New Mexico. The fire was caused by circumstances outside the control of the Company. The power outage caused brownouts and ultimately blacked-out several major communities in the state for up to four hours. The damage to the Company's transmission lines and the interruption to business caused by the fire were not material. The Company has received approximately 1,500 claims for property damage, mainly for small appliances, resulting from the power outage. No lawsuits against the Company have been filed related to this event. The Company has informed claimants that it will not reimburse them for damage on the basis that the Company was not at fault.

EFFECTS OF CERTAIN EVENTS ON FUTURE REVENUES

Subsequent to June 30, 2000, due to the unusually high price levels experienced in the spring and early summer of this year, the California ISO Board imposed a price cap of $250 per MWh for real time purchases. During the second quarter, regional wholesale electricity prices reached $750 per MWh. In addition to sales to the California PX and ISO markets, the Company sells power to customers in other jurisdictions whose prices are influenced by the California ISO caps. Approximately $28.6 million of wholesale revenues for the three months ended June 30, 2000 represent amounts earned in excess of $250 per MWh on sales to all customers. Price controls, such as those imposed in California, could have a material adverse effect on the Generation Operations' revenue growth.

The Company's 100 MW power sale contract with San Diego Gas and Electric Company ("SDG&E") will expire in April of 2001. SDG&E has notified the Company that it will not renew this contract. The Company currently estimates that the net revenue reduction resulting from the expiration of the SDG&E contract will be approximately $20 million annually. In addition, previously reported litigation between the Company and SDG&E regarding prior years' contract pricing has been resolved in the Company's favor.

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

Water for Four Corners and SJGS is obtained from the San Juan River. BHP holds rights to San Juan River water and has committed a portion of such rights to Four Corners through the life of the project. The Company and Tucson have a contract with the USBR for consumption of 16,200 acre feet of water per year for the SJGS, which contract expires in 2005. In addition, the Company was granted the authority to consume 8,000 acre feet of water per year under a state permit that is held by BHP. The Company is of the opinion that sufficient water is under contract for the SJGS through 2005. The Company has signed a contract with the Jicarilla Apache Tribe for a twenty-seven year term, beginning in 2006, for replacement of the current USBR contract for 16,200 AF of water. The contract must still be approved by the USBR and is also subject to environmental approvals. The Company is actively involved in the San Juan River Recovery
Implementation Program to mitigate any concerns with the taking of the negotiated water supply from a river that contains endangered species and critical habitat. The Company believes that it will continue to have adequate sources of water available for its generating stations.

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

NEW SOURCE REVIEW RULES

The United States Environmental Protection Agency ("EPA") has proposed changes to its New Source Review (NSR) rules that could result in many actions at power plants that have previously been considered routine repair and maintenance activities (and hence not subject to the application of NSR requirements) as now being subject to NSR. The EPA has held stakeholder meetings to obtain the perspective of the various stakeholders (including the electric utility industry, regulatory agencies and environmental groups) on changes to the NSR rules.

In November 1999, the Department of Justice at the request of the EPA filed complaints against seven companies alleging the companies over the past 25 years had made modifications to their plants in violation of the NSR requirements, and in some cases the New Source Performance Standards (NSPS) regulations. Whether or not the EPA will prevail is unclear at this time. The EPA has reached a settlement with one of the companies sued by the Justice Department. The Company believes that all of the routine maintenance, repair, and replacement work undertaken at its power plants was and continues to be in accordance with the requirements of NSR and NSPS.

The nature and cost of the impacts of EPA's changed interpretation of the application of the NSR and NSPS, together with proposed changes to these regulations, may be significant to the power production industry. However, the Company cannot quantify these impacts with regard to its power plants. If the EPA should prevail with its current interpretation of the NSR and NSPS rules, the Company may be required to make significant capital expenditures which could have a material adverse affect on the Company's financial position and results of operations.

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

The Company's recorded estimated minimum liability to remediate its identified sites is $8.3 million. The ultimate cost to clean up the Company's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; and the time periods over which site remediation is expected to occur. The Company believes that, due to these uncertainties, it is remotely possible that cleanup costs could exceed its recorded liability by up to $21.1 million. The upper limit of this range of costs was estimated using assumptions least favorable to the Company.

LABOR UNION NEGOTIATIONS

The collective bargaining agreement between the Company and the International Brotherhood of Electrical Workers Local Union 611 ("IBEW") which covers the approximately 654 bargaining unit employees in the regulated and competitive, deregulated operations expired on May 1, 2000, but continued in full force and effect while the parties negotiated. On July 18, 2000 the IBEW gave the Company notice of its intent to terminate the current collective bargaining agreement in 30 days. In an effort to resolve their differences, the Company and the IBEW have requested and have met with a Federal mediator. In addition, the IBEW has filed a charge with the National Labor Relations Board ("NLRB") alleging the Company has bargained in bad faith, and by its actions has committed an unfair labor practice. The Company has received a complaint and offer of settlement issued by the local field office of the NLRB. The offer of settlement is not acceptable to the Company, and the Company will pursue a formal hearing. The Company continues to evaluate options in the event the parties do not achieve a successor agreement. A dispute between the Company and employees representing IBEW that results in a strike could have a material adverse effect on the Company.

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

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS 133"): SFAS 133 establishes accounting and reporting standards requiring derivative instruments to be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 also requires that changes in the derivatives' fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivative gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. In June 1999, FASB issued SFAS 137 to amend the effective date for the compliance of SFAS 133 to January 1, 2001. In June 2000, the FASB issued SFAS 138 that provides certain amendments to SFAS 133. The amendments, among other things, expand the normal sales and purchases exception to contracts that implicitly or explicitly permit net settlement and contracts that have a market mechanism to facilitate net settlement. The expanded exception excludes a significant portion of the Company's contracts that previously would have required valuation under SFAS
133. The Company is in the process of reviewing and identifying all financial instruments currently existing in the Company in compliance with the provisions of SFAS 133 and SFAS 138. As a result of the SFAS 138 amendment to SFAS 133, the Company does not believe that the impact of SFAS 133 will be material as most of the Company's derivative instruments result in physical delivery or are marked-to-market under EITF 98-10.

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

The Company's VAR as of June 30, 2000 from its electric trading contracts and gas purchase contracts was $33.3 million. The significant increase in VAR from the previous quarter is due to high wholesale prices and increased price volatility caused by unseasonably warm weather and limited power generation capacity in the Company's regional markets. The Company's VAR includes contracts on its excess physical generating capacity in addition to open contracts. The Company expects to cover its net open contract positions with its own excess generating capacity (see footnote (4) in NOTES TO CONSOLIDATED FINANCIAL STATEMENTS). In addition, the imposition of a $250 per MWH price cap by the California ISO will influence the VAR in the future (see "ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-EFFECTS OF CERTAIN EVENTS ON FUTURE REVENUES").

The Company's VAR is regularly monitored by the Company's Risk Management Committee which is comprised of senior finance and operations managers. The Risk Management Committee has put in place procedures to ensure that increases in VAR are reviewed and, if deemed necessary, acted upon to reduce exposures.

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

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following represents a discussion of legal proceedings that first became a reportable event in the current year or material developments for those legal proceedings previously reported in the Company's 1999 Annual Report on Form 10-K ("Form 10-K"). This discussion should be read in conjunction with Item 3. - Legal Proceedings in the Company's Form 10-K.

City of Gallup Complaint

As previously reported, in 1998 Gallup, Gallup Joint Utilities and the Pittsburg & Midway Coal Mining Co. ("Pitt-Midway") filed a joint complaint and petition ("Complaint") with the NMPUC (predecessor of the PRC). The Complaint sought an interim declaratory order stating, among other things, that Pitt-Midway is no longer an obligated customer of the Company, Gallup is entitled to serve Pitt-Midway and the Company must wheel power purchased by Gallup from other suppliers over the Company's transmission system. In September 1998, the NMPUC issued an order without conducting a hearing, granting the requests sought in the Complaint. On October 13, 1999, the Supreme Court issued an opinion and order annulling and vacating the NMPUC Order and remanding the NMPUC order to the PRC.

On May 2, 2000, the PRC issued an order reactivating the case on remand concluding that in should consider whether any portion of the NMPUC's final order on remand should be readopted consistent with the Supreme Court's opinion and order, and any other issues and requests for relief raised by the parties in the proceedings on remand. The order also assigned the case to the hearing examiner for a recommended decision. Although Gallup and Pitt - Midway subsequently withdrew their request, on June 29, 2000, the hearing examiner recommended dismissal of this case with prejudice. On July 25, 2000, the PRC issued a final order adopting the hearing examiners recommendation.

In addition, hearings were held at the FERC in late February, regarding the issue of whether the Company - Gallup Agreement requires the Company to transmit power to Gallup for delivery at the Yah-Ta-Hey Substation. On May 16, 2000, FERC ruled in the Company's favor, which ruling became final June 26, 2000.

San Diego Gas and Electric Company ("SDG&E") Complaints

As previously reported, SDG&E had filed four separate and similar complaints with the FERC, alleging that certain charges under the Company's 100 MW power sales agreement with SDG&E were unjust, unreasonable and unduly discriminatory.

The first two of the complaints were dismissed by the FERC in 1999. On March 23, 2000, SDG&E filed a fifth complaint raising arguments previously made. The FERC consolidated this fifth complaint for consideration with the two remaining SDG&E complaints on the FERC's docket.

On June 8, 2000, the Presiding FERC Administrative Law Judge entered an Initial Decision Terminating Proceedings (the "Initial Decision"). The Initial Decision found that SDG&E would be unable to satisfy its burden of proof in the pending complaints because the evidence did not support a finding that the rates at issue were contrary to the public interest. Accordingly, the Administrative Law Judge ordered, subject to review by the FERC on appeal or upon its own motion, that the proceeding be terminated. The result of the Initial Decision was tantamount to a decision on the merits favorable to PNM.

On July 20, 2000, the FERC entered its Notice of Finality of Initial Decision stating that the FERC had decided not to initiate review of the Initial Decision and determining that the Initial Decision was a final order of the FERC.

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

On July 14, 2000, the United States Court of Appeals for the District of Columbia issued its opinion denying the Company's motion for rehearing of the decision denying claims concerning the interpretation by EPA of tribal authority under the Clean Air Act. The Company is currently evaluating the decision and will have until October 10, 2000 to consider the filing of a petition for writ of certiorari to the United States Supreme Court. The Company cannot predict the outcome of this proceeding or any subsequent determinations by the EPA. There can be no assurance that the outcome of this matter will not have a material impact on the results of operations and financial position of the Company.

Texas-New Mexico Power Company ("TNMP") Complaint

TNMP filed a complaint against the Company at the Federal Energy Regulatory Commission ("FERC") on March 15, 2000. TNMP alleges that the Company has interpreted its Open Access Transmission Tariff on file with the FERC in an unjust, unreasonable, and unduly discriminatory manner in violation of section 205 of the Federal Power Act with respect to the provision governing the right of an existing firm transmission customer to extend transmission service at the end of its contract term. On June 15, 2000, FERC denied TNP's complaint on the grounds that the Company's interpretation of the OATT provision was not unreasonable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Annual Meeting

The annual meeting of shareholders was held on June 6, 2000. The matters voted on at the meeting and the results were as follows:

The approval of the agreement and plan of share exchange under which the Company will reorganize into a holding company structure. Manzano Corporation, a New Mexico corporation formed by the company, will become the parent company and will trade on the New York Stock Exchange under the symbol "MZO."


                                         Votes
                                        Against
           Votes for                  or Withheld               Abstentions
           ---------                  -----------               -----------

           28,701,001                   2,813,624                 221,815

The election of the following three nominees to serve as directors until the annual meeting of shareholders in 2003, or until their successors are duly elected and qualified, as follows:

                                                                   Votes
                                                                  Against
            Director                     Votes For              Or Withheld
            --------                     ---------              -----------

Robert G. Armstrong                     34,260,237                549,673
Theodore F. Patlovich                   33,910,143                899,767
Paul F. Roth                            34,252,699                557,211

As reported in the Definitive 14A Proxy Statement filed April 24, 2000, the name of each other director whose term of office as director continues after the meeting is as follows:

                  John T. Ackerman
                  Joyce A. Godwin
                  Manuel Lujan, Jr.
                  Benjamin F. Montoya
                  Robert M. Price
                  Jeffry E. Sterba

The approval of the selection by the Company's board of directors of Arthur Andersen LLP as independent auditors for the fiscal year ending December 31, 2000, was voted on, as follows:

                                         Votes
                                        Against
           Votes for                  or Withheld               Abstentions
           ---------                  -----------               -----------

           34,627,252                   107,370                   75,287

The meeting was adjourned until June 26, 2000 without a vote to adopt a new performance equity plan as reported in the Definitive 14A Proxy Statement filed April 24, 2000.

On June 26, 2000, the shareholders approved the Manzano Corporation Omnibus Performance Equity Plan.

                                         Votes
                                        Against
           Votes for                  or Withheld               Abstentions
           ---------                  -----------               -----------


           21,852,029                 10,217,732                  401,045

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.    Exhibits:

      10.34 Settlement Agreement between Public Service Company of New Mexico and Creditors of Meadows Resources, Inc. dated November 2, 1989 (refiled).

      10.34.1 First amendment dated April 24, 1992 to the Settlement Agreement dated November 2, 1989 among Public Service Company of New Mexico, the lender parties thereto and collateral agent (refiled).

      15.0      Letter Re:  Unaudited Interim Financial Information

      27        Financial Data Schedule

b.   Reports on Form 8-K:

Report dated and filed May 23, 2000 reporting New Mexico regulators set new date for Electric Choice.

Report dated and filed June 5, 2000 announcing the Company's plan for transitioning to a competitive retail electric power market in New Mexico.

Report dated and filed June 8, 2000 reporting PNM shareholders approve Holding Company and Jeff Sterba succeeds Benjamin Montoya as Chief Executive Officer.

Report dated and filed June 8, 2000 reporting that PNM declared common and preferred stock dividends.

Report dated and filed July 12, 2000 reporting that PNM welcomes Navoapache Electric Cooperative as a wholesale customer.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         PUBLIC SERVICE COMPANY OF NEW MEXICO
                                         --------------------------------------
                                                   (Registrant)


Date:  August 14, 2000                                /s/ John R. Loyack
                                         --------------------------------------
                                                        John R. Loyack
                                           Vice President, Corporate Controller
                                               and Chief Accounting Officer
                                               (Officer duly authorized to
                                                    sign this report)