Form 10-Q
period 2000-09-30
PUBLIC SERVICE CO OF NEW MEXICO
filed 2000-11-14
CIK 81023

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (Mark One) [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITES EXCHANGE ACT OF 1934

                     For the period ended September 30, 2000
                               ------------------

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock-$5.00 par value                    39,082,599 shares
      ----------------------------                    -----------------
                  Class                        Outstanding at November 1, 2000

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                                      INDEX


                                                                        Page No.
PART I.  FINANCIAL INFORMATION:

      Report of Independent Public Accountants.........................     3

   ITEM 1.  FINANCIAL STATEMENTS

      Consolidated Statements of Earnings -
      Three Months and Nine Months Ended September 30, 2000 and 1999...     4

      Consolidated Balance Sheets -
      September 30, 2000 and December 31, 1999.........................     5

      Consolidated Statements of Cash Flows -
      Nine Months Ended September 30, 2000 and 1999....................     7

      Notes to Consolidated Financial Statements.......................     8

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........    23

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK.............................................    56

PART II.  OTHER INFORMATION:

   ITEM 1.  LEGAL PROCEEDINGS..........................................    57

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...........................    60

Signature..............................................................    62

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Public Service Company of New Mexico:


We have reviewed the accompanying condensed consolidated balance sheet of PUBLIC SERVICE COMPANY OF NEW MEXICO (a New Mexico corporation) and subsidiaries as of September 30, 2000, and the related condensed consolidated statements of earnings for the three-month and nine-month periods ended September 30, 2000 and 1999, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of earnings, capitalization and cash flows for the year then ended (not presented separately herein), and in our report dated January 26, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.





                                    ARTHUR ANDERSEN LLP

Albuquerque, New Mexico
   November 10, 2000

ITEM 1.  FINANCIAL STATEMENTS

                        PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF EARNINGS
                                             (Unaudited)

                                                      Three Months Ended     Nine Months Ended
                                                         September 30,          September 30,
                                                      --------------------  ----------------------
                                                         2000       1999       2000        1999
                                                      ---------   --------  ----------   ---------
                                                        (In thousands, except per share amounts)

Operating Revenues:
  Electric.........................................   $ 444,101    299,767  $  943,681   $ 697,073
  Gas..............................................      55,133     38,249     204,193     171,432
  Unregulated businesses...........................         243      2,588       1,935       6,288
                                                      ---------   --------  ----------   ---------
    Total operating revenues.......................     499,477    340,604   1,149,809     874,793
                                                      ---------   --------  ----------   ---------
Operating Expenses:
  Cost of energy sold..............................     316,519    180,730     664,636     399,093
  Energy production costs..........................      32,854     32,980     104,402     104,019
  Administrative and general.......................      36,926     42,079     102,683     112,707
  Depreciation and amortization....................      23,022     23,313      69,664      69,739
  Transmission and distribution costs..............      14,537     14,357      44,614      43,870
  Taxes, other than income taxes...................       9,103      9,652      25,234      27,821
  Income                                                 19,064      7,218      32,523      22,954
taxes............................................
                                                      ---------   --------  ----------   ---------
    Total operating expenses.......................     452,025    310,329   1,043,756     780,203
                                                      ---------   --------  ----------   ---------
    Operating income...............................      47,452     30,275     106,053      94,590
                                                      ---------   --------  ----------   ---------

Other Income and Deductions, Net of Tax............      15,569      8,455      29,827      20,867
                                                      ---------   --------  ----------   ---------
    Income before interest charges.................      63,021     38,730     135,880     115,457

Net interest charges...............................      16,108     17,329      49,029      52,754
                                                      ---------   --------  ----------   ---------
Net Earnings from Continuing Operations............      46,913     21,401      86,851      62,703

Cumulative Effect of a Change in
  Accounting Principle, Net of Tax.................          -          -           -        3,541
                                                      ---------   --------  ----------   ---------
Net Earnings.......................................      46,913     21,401      86,851      66,244
Preferred Stock Dividend Requirements..............         147        147         440         440
                                                      ---------   --------  ----------   ---------
Net Earnings Applicable to Common Stock............   $  46,766   $ 21,254  $   86,411   $  65,804
                                                      =========   ========  ==========   =========

Net Earnings per Common Share:

  Basic............................................     $  1.19   $   0.52  $     2.18   $    1.60
                                                      =========   ========  ==========   =========
  Diluted..........................................     $  1.18   $   0.52  $     2.17   $    1.60
                                                      =========   ========  ==========   =========
Dividends Paid per Share of Common Stock...........     $  0.20   $   0.20  $     0.60   $    0.60
                                                      =========   ========  ==========   =========


   The accompanying notes are an integral part of these financial statements.



                      PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS

                                                                        September 30, December 31,
                                                                           2000         1999
                                                                        ------------  -----------
                                                                         (Unaudited)
ASSETS                                                                        (In thousands)
------
Utility Plant:
    Electric plant in service.........................................   $1,983,785   $1,976,009
    Gas plant in service..............................................      491,413      483,819
    Common plant in service and plant held for future use.............       69,469       69,273
                                                                         ----------   ----------
                                                                          2,544,667    2,529,101
    Less accumulated depreciation and amortization....................    1,135,175    1,077,576
                                                                         ----------   ----------
                                                                          1,409,492    1,451,525
    Construction work and progress....................................      162,239      104,934
    Nuclear fuel, net of accumulated amortization of
       $22,923 and $20,832............................................       27,221       25,923
                                                                         ----------   ----------
      Net utility plant...............................................    1,598,952    1,582,382
                                                                         ----------   ----------
Other Property and Investments:
    Other investments.................................................      468,615      483,008
    Non-utility property, net of accumulated
        depreciation of $1,555 and $1,261.............................        3,713        4,439
                                                                         ----------   ----------
      Total other property and investments............................      472,328      487,447
                                                                         ----------   ----------
Current Assets:
    Cash and cash equivalents.........................................      119,073      120,399
    Accounts receivables, net of allowance for
        uncollectible accounts of $5,796 and $12,504..................      217,102      147,746
    Other receivables.................................................       44,929       68,911
    Inventories.......................................................       33,718       33,064
    Regulatory assets.................................................        6,010       24,056
    Other current assets..............................................       22,393       11,862
                                                                         ----------   ----------
      Total current assets............................................      443,225      406,038
                                                                         ----------   ----------
Deferred Charges:
    Regulatory assets.................................................      227,134      195,898
    Prepaid benefit costs.............................................       17,619       16,126
    Other deferred charges............................................       32,922       35,377
                                                                         ----------   ----------
      Total current assets............................................      277,675      247,401
                                                                         ----------   ----------

                                                                         $2,792,180   $2,723,268
                                                                         ==========   ==========



                                   PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS


                                                                       September 30, December 31,
                                                                           2000         1999
                                                                        -----------  -----------
                                                                        (Unaudited)
CAPITALIZATION AND OTHER LIABILITIES                                        (In thousands)
------------------------------------
Capitalization:
    Common stockholders' equity:
       Common stock.................................................... $  195,588   $  203,517
       Additional paid-in capital......................................    432,250      453,393
       Accumulated other comprehensive income, net of tax..............      1,472        2,352
       Retained earnings...............................................    290,718      227,829
                                                                        -----------  -----------

          Total common stockholders' equity............................    920,028      887,091
    Minority interest..................................................     12,211       12,771
    Cumulative preferred stock without mandatory
         Redemption requirements.......................................     12,800       12,800
    Long-term debt, less current maturities............................    953,808      988,489
                                                                        -----------  -----------
          Total capitalization.........................................  1,898,847    1,901,151
                                                                        -----------  -----------
Current Liabilities:
    Accounts payable...................................................    171,653      150,645
    Accrued interest and taxes.........................................     55,299       34,237
    Other current liabilities..........................................     68,256       60,948
                                                                        -----------  -----------
          Total current liabilities....................................    295,208      245,830
                                                                        -----------  -----------
Long-Term Liabilities:
  Accumulated deferred income taxes....................................    150,242      153,179
  Accumulated deferred investment tax credits..........................     48,639       50,996
  Regulatory liabilities...............................................     68,690       88,497
  Regulatory liabilities related to accumulated deferred income tax....     15,091       15,091
  Accrued postretirement benefit costs.................................     12,046        8,945
  Other liabilities....................................................    303,417      259,579
                                                                        -----------  -----------
     Total long-term liabilities.......................................    598,125      576,287
                                                                        -----------  -----------
Commitments and Contingencies..........................................
                                                                             -            -
                                                                        -----------  -----------
                                                                        $2,792,180   $2,723,268
                                                                        ===========  ===========


   The accompanying notes are an integral part of these financial statements.



                      PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)
                                        Nine Months Ended
                                                                                 September 30,
                                                                              -------------------
                                                                                2000      1999
                                                                              --------   --------
                                                                                   (In thousands)
Cash Flows From Operating Activities:
  Net earnings.............................................................   $ 86,851   $ 66,244
  Adjustments to reconcile net earnings to net cash flows
    from operating activities:
      Depreciation and amortization........................................     77,728     78,447
      Gain on cumulative effect of a change in accounting principle........       -        (5,862)
      Other, net...........................................................    (15,531)    (3,691)
      Changes in certain assets and liabilities:
        Accounts receivables...............................................    (69,350)   (31,181)
        Other assets.......................................................     40,416     25,087
        Accounts payable...................................................     20,997      2,310
        Other liabilities..................................................     26,652     18,048
                                                                              ---------  ---------
        Net cash flows provided from operating activities..................    167,763    149,402
                                                                              ---------  ---------
Cash Flows From Investing Activities:
  Utility plant additions..................................................    (97,738)   (60,881)
  Return on PVNGS lease obligation bonds...................................     16,668     16,903
  Other investing..........................................................     (2,506)    23,301
                                                                              ---------  ---------
        Net cash flows used from investing activities......................    (83,576)   (20,677)
                                                                              ---------  ---------
Cash Flows From Financing Activities:
  Repayments...............................................................    (32,800)   (58,200)
  Common stock repurchase..................................................    (27,875)   (17,655)
  Dividends paid...........................................................    (24,275)   (24,895)
  Other financing..........................................................       (563)      (635)
                                                                              ---------  ---------
        Net cash flows used in financing activities........................    (85,513)  (101,385)
                                                                              ---------  ---------

Decrease in Cash and Cash Equivalents......................................     (1,326)    27,340
Beginning of Period........................................................    120,399     61,280
                                                                              ---------  ---------
End of Period..............................................................   $119,073   $ 88,620
                                                                              =========  =========
Supplemental Cash Flow Disclosures:
  Interest paid............................................................   $ 50,393   $ 60,392
                                                                              =========  =========
  Income taxes paid, net ..................................................   $ 25,922   $ 27,525
                                                                              =========  =========
  Acquired DOE pipeline in exchange for transportation services............   $   -      $  3,100
                                                                              =========  =========

   The accompanying notes are an integral part of these financial statements.


              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      Accounting Policies and Responsibilities for Financial Statements

In the opinion of management of Public Service Company of New Mexico (the "Company"), the accompanying interim consolidated financial statements present fairly the Company's financial position at September 30, 2000 and December 31, 1999, the consolidated results of its operations for the three months and nine months ended September 30, 2000 and the consolidated statements of cash flows for the nine months ended September 30, 2000. These statements are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Accordingly, they are unaudited, and certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these statements should refer to the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1999, which are included on the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations presented in the accompanying financial statements are not necessarily representative of operations for an entire year.

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

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)      Segment Information (Continued)

Summarized financial information by business segment for the three months and nine months ended September 30, 2000 and 1999 is as follows:

                                                       Utility
                                 ------------------------------------------------
                                 Distribution   Transmission    Gas         Total     Generation   Unregulated   Consolidated
                                 ------------   ------------    ---         -----     ----------   -----------   ------------
                                                                        (In thousands)
Three Months Ended:
------------------
2000:
Operating revenues:
   External customers.............  $ 145,284      $ 4,686   $ 55,133     $ 205,103     $294,131      $   243     $ 499,477
   Intersegment revenues..........          -        8,091          -         8,091       90,638            -        98,729
Depreciation and amortization.....      5,993        2,096      4,989        13,078        9,938            6        23,022
Interest income (loss)............        325            3        137           465       (1,529)         830          (234)
Net interest charges..............      3,297        1,045      2,645         6,987        9,013          108        16,108
Income tax expense (benefit)
  From continuing operations......      8,603          982     (2,163)        7,422        4,520       (3,610)        8,332
Operating income (loss)...........     16,377        2,575      2,862        21,814       32,461       (6,823)       47,452
Segment net income (loss).........     13,882        1,530      3,921        19,333       37,705      (10,125)       46,913

Total assets......................    574,324      194,588    419,579     1,188,491    1,447,513      156,176     2,792,180
Gross property additions..........     16,134          272     13,350        29,756                      (511)       46,850
                                                                                         17,605

1999:
Operating revenues:
   External customers.............  $ 143,442     $  4,120   $ 38,249     $ 185,811     $152,205     $  2,588      $ 340,604
   Intersegment revenues..........          -        7,450          -         7,450       88,751            -         96,201
Depreciation and amortization.....      5,732        2,057      4,830        12,619       10,175          519         23,313
Interest income...................         28            1        559           588       10,133        1,757         12,478
Net interest charges..............      3,999        1,119      3,008         8,126        8,961          242         17,329
Income tax expense (benefit)
  from continuing operations......      6,969          564     (1,836)        5,697           330      (4,081)         1,946
Operating income (loss)...........     14,706        2,055       (218)       16,543       17,099       (3,367)        30,275
Segment net income (loss).........     10,699          917     (2,993)        8,623       13,768         (990)        21,401

Total assets......................    571,252      185,569    403,818     1,160,639    1,254,341      160,394      2,575,374
Gross property additions..........      7,116        3,576      6,626        17,318        3,442          326         21,086


              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)      Segment Information (Continued)

                                                       Utility
                                 ------------------------------------------------
                                 Distribution   Transmission    Gas         Total     Generation   Unregulated   Consolidated
                                 ------------   ------------    ---         -----     ----------   -----------   ------------
                                                                        (In thousands)
Nine Months Ended:
-----------------
2000:
Operating revenues:
   External customers.............   $393,534     $ 12,500    $204,193    $ 610,227    $ 537,647    $  1,935      $1,149,809
   Intersegment revenues..........          -       21,952           -       21,952      245,330           -         267,282
Depreciation and amortization.....     18,298        6,303      14,870       39,471       30,175          18          69,664
Interest income (loss)............        715            6         384        1,105       29,697       5,151          35,953
Net interest charges..............     10,001        3,194       8,380       21,575       27,041         413          49,029
Income tax expense (benefit)
  From continuing operations......     20,825        2,023         716       23,564        1,738     (12,442)         12,860
Operating income (loss)...........     41,854        6,453      12,941       61,248       63,031     (18,226)        106,053
Segment net income (loss).........     32,439        3,229       8,585       44,253       62,034     (19,436)         86,851

Total assets......................    574,324      194,588     419,579    1,188,491    1,447,513     156,176       2,792,180
Gross property additions..........     33,592        4,751      24,562       62,905       34,821       2,342         100,068

1999:
Operating revenues:
   External customers.............   $405,816     $ 11,632    $171,432    $ 588,880    $279,625     $  6,288       $ 874,793
   Intersegment revenues..........          -       22,351           -       22,351     245,919            -         268,270
Depreciation and amortization.....     17,054        6,183      14,234       37,471      30,708        1,560          69,739
Interest income...................         44            4         954        1,002      30,966        4,880          36,848
Net interest charges..............     11,939        3,664       9,238       24,841      27,170          743          52,754
Income tax expense (benefit)
  from continuing operations......     19,784        1,873       1,019       22,676      (5,944)      (8,685)          8,047
Operating income (loss)...........     42,711        6,751      10,710       60,172      44,149       (9,731)         94,590
Segment net income (loss).........     30,384        3,024         983       34,391      36,007       (7,695)         62,703

Total assets......................    571,252      185,569     403,818    1,160,639   1,254,341      160,394       2,575,374
Gross property additions..........     20,120        8,631      17,291       46,042      13,650        1,216          60,908


              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


(3)     Comprehensive Income

                                                    Three Months Ended   Nine Months Ended
                                                       September 30,       September 30,
                                                    ------------------  -------------------
                                                     2000       1999      2000      1999
                                                    --------  --------  --------  ---------
                                                                (In thousands)

Net Earnings....................................    $46,913   $21,401    $86,851   $ 66,244
                                                    --------  --------  --------  ---------
Other Comprehensive Income, net of tax:
  Unrealized gain (loss) on securities:
  Unrealized holding gains arising during
    the period..................................        695       154     2,081      1,826
   Less reclassification adjustment for gains
      Included in net income....................     (1,013)   (1,065)   (2,961)    (3,226)
                                                    --------  --------  --------  ---------
   Total Other Comprehensive Income (Loss)......       (318)     (911)     (880)    (1,400)
                                                    --------  --------  --------  ---------
Total Comprehensive Income......................    $46,595   $20,490   $85,971   $ 64,844
                                                    ========  ========  ========  =========

The Company's investments held in grantor trusts for nuclear decommissoning and certain retirement benefits are classified as available-for-sale, and accordingly unrealized holding gains and losses are recognized as a component of comprehensive income. Realized gains and losses are included in earnings. All components of comprehensive income are recorded, net of any tax benefit or expense. A deferred asset or liability is established for the resulting temporary difference.

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

The Company is exposed to credit losses in the event of non-performance or non-payment by counterparties. The Company uses a credit management process to assess and monitor the financial conditions of counterparties. To date the Company has not incurred a significant credit loss. The Company's credit risk with its largest counterparty as of September 30, 2000 was $7.1 million.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)      Financial Instruments (Continued)

Natural Gas Contracts

Pursuant to a 1997 order issued by the NMPUC, predecessor to the PRC, the Company has previously entered into swaps to hedge certain portions of natural gas supply contracts in order to protect the Company's natural gas customers from the risk of adverse price fluctuations in the natural gas market. The financial impact of all hedge gains and losses from swaps are recoverable through the Company's purchased gas adjustment clause as deemed prudently incurred by the PRC. As a result, earnings were not affected by gains or losses generated by these instruments. The Company hedged 40% of its natural gas deliveries during the 1998-1999 heating season. Less than 15.5% of the 1998-1999 heating season portfolio was hedged using financial hedging contracts. The Company hedged a portion of its 1999-2000 heating season gas supply portfolio through the use of both physical and financial hedging tools. Less than 9.1% of the Company's 1999-2000 heating season portfolio was hedged using financial hedging contracts. The 1999-2000 heating season hedges were completed in January 2000.

The Company contracted for gas price caps, a type of hedge, to protect its natural gas customers from price risk during the 2000-2001 heating season through the use of financial hedging tools. Pursuant to the PRC's final order on November 7, 2000, the Company will limit its financial hedging strategy to a cost of $5 million during this heating season. The Company will recover the $5 million in hedging costs during the months of October and November 2000 in equal $2.5 million allotments as a component of the PGAC. The Company has purchased options which will effectively cap the purchased gas price at a weighted average price of $5.62 per MMBTU for its normal winter purchases for the months of December and January.

Fuel Hedging

The Company's Generation Operations commenced a program to reduce its exposure to fluctuations in prices for gas and oil purchases used as a fuel source for some of its generation. The Generation Operations purchased futures contracts for a portion of its anticipated natural gas needs in the third quarter and fourth quarter. The futures contracts cap the Company's natural gas purchase prices at $3.70 to $3.99 per MMBTU and have a notional principal of $4.5 million. Simultaneously, a delivery location basis swap was purchased for quantities corresponding to the futures quantities to protect against price differential changes at the specific delivery points. A portion of financial instruments settled in the third quarter and the remaining will settle in the fourth quarter. The Company is accounting for these transactions as hedges;

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)      Financial Instruments (Continued)

accordingly, gains and losses related to these transactions are deferred and recognized in earnings as an adjustment to its cost of fuel.

Electricity Trading Contracts

To take advantage of market opportunities associated with the purchase and sale of electricity, the Company's wholesale power operation periodically enters into derivative financial instrument contracts. In addition, the Company enters into forward physical contracts and physical options. The Company generally accounts for these financial instruments as trading activities under the accounting guidelines set forth under The Emerging Issues Task Force ("EITF") Issue No. 98-10, although at times the Company may enter into contracts that it may designate as hedges. As a result, all open contracts are marked to market at the end of each period. The physical contracts are subsequently recognized as revenues or purchased power when the actual physical delivery occurs. The Company implemented EITF Issue No. 98-10 as of January 1, 1999 and recorded as a cumulative effect of a change in accounting principle a gain of approximately $3.5 million, net of taxes, or $0.09 per common share, on net open physical electricity purchases and sales commitments considered to be trading activities.

Through September 30, 2000, the Company's wholesale electric trading operations settled trading contracts for the sale of electricity that generated $71.7 million of electric revenues by delivering 1,810 million KWh. The Company purchased $64.6 million or 1,668 million KWh of electricity to support these contractual sale and other open market sales opportunities.

As of September 30, 2000, the Company had open trading contract positions to buy $9.9 million and to sell $13.7 million of electricity. At September 30, 2000, the Company had a gross mark-to-market gain (asset position) on these trading contracts of $14.1 million and gross mark-to-market loss (liability position) of $15.8 million, with net mark-to-market loss (liability position) of $1.7 million. The mark-to-market valuation is recognized in earnings each period. Although the Company has classified these contracts as trading, the Company expects to cover its net open contract positions with its own excess generating capacity which is not marked-to-market.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)      Financial Instruments (Continued)

The  Company's  wholesale  power  marketing  operations,   including  both  firm
commitments and trading activities, are managed through an asset backed strategy, whereby the Company's aggregate net open position is covered by its own excess generation capabilities. The Company is exposed to market risk if its generation capabilities were disrupted or if its jurisdictional load requirements were greater than anticipated. If the Company were required to cover all or a portion of its net open contract position, it would have to meet its commitments through market purchases. The Company's value-at-risk calculation considers this exposure (see Item 3. Quantitative and Qualitative Disclosure About Market Risk).

Hedge of Trust Assets

The Company has about $44 million invested in domestic stocks in various trusts for nuclear decommissioning, executive retirement and retiree medical benefits. The Company uses financial derivatives based on the Standard & Poor's ("S&P") 500 Index to limit potential loss on these investments due to adverse market fluctuations. The options are structured as a collar, protecting the portfolio against losses beyond a certain amount and balancing the cost of that downside protection by foregoing gains above a certain level. If the S&P 500 Index is within the specified range when the option contract expires, the Company will not be obligated to pay, nor will the Company have the right to receive cash. In February 2000, certain contracts were terminated. The Company recognized a realized gain of $2.4 million (pre-tax) on these terminations. Subsequently, the Company entered into similar contracts which expire on June 15, 2001. In October 2000, certain of these contracts were terminated. These new contracts increase the downside protection and further limit the upside gain. The Company will recognize a realized gain of $0.3 million in the fourth quarter. The Company entered into similar contracts which expire on June 15, 2001. For the three months ended September 30, 2000, the Company recorded net unrealized losses of $0.5 million (pre-tax) on the market value of its options. For the nine months ended September 30, 2000, the market value of its options remained unchanged. The net effect of the collar instruments for the nine months ended September 30, 2000 was a net pre-tax gain of $2.4 million.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)    Earnings Per Share

In accordance with SFAS No. 128, Earnings per Share, dual presentation of basic and diluted earnings per share has been presented in the Consolidated Statements of Earnings. The following reconciliation illustrates the impact on the share amounts of potential common shares and the earnings per share amounts for September 30 (in thousands, except per share data):

                                                               Three Months Ended         Nine Months Ended
                                                                  September 30,             September 30,
                                                                 2000        1999         2000         1999
                                                              ----------- -----------  -----------  -----------
Basic:
Net Earnings from Continuing Operations.....................    $ 46,913    $ 21,401     $ 86,851     $ 62,703
Cumulative Effect of a Change in Accounting
   Principle, net of tax ...................................                                             3,541
                                                              ----------- -----------  -----------  -----------
Net Earnings................................................      46,913      21,401       86,851       66,244
Preferred Stock Dividend Requirements.......................         147         147          440          440
                                                              ----------- -----------  -----------  -----------
Net Earnings Applicable to Common Stock.....................    $ 46,766    $ 21,254     $ 86,411     $ 65,804
                                                              =========== ===========  ===========  ===========
Average Number of Common Shares Outstanding.................      39,363      40,774       39,623       41,127
                                                              =========== ===========  ===========  ===========
Net Earnings per Common Share:
  Earnings from continuing operations.......................        1.19        0.52         2.18         1.51
  Cumulative effect of a change in accounting principle.....          -           -            -          0.09
                                                              ----------- -----------  -----------  -----------
Net Earnings per Common Share (Basic).......................    $   1.19    $   0.52     $   2.18     $   1.60
                                                              =========== ===========  ===========  ===========
Diluted:
Net Earnings Applicable to Common Stock
  Used in basic calculation.................................    $ 46,766    $ 21,254     $ 86,411     $ 65,804
                                                              =========== ===========  ===========  ===========

Average Number of Common Shares Outstanding.................      39,363      40,774       39,623       41,127
Diluted effect of common stock equivalents (a)..............         288          92          125           74
                                                              ----------- -----------  -----------  -----------
Average common and common equivalent shares
  Outstanding..............................................       39,651      40,866       39,748       41,201
                                                              =========== ===========  ===========  ===========

Net Earnings per Common Share:
  Earnings from continuing operations.......................    $   1.18    $   0.52     $   2.17     $   1.51
  Cumulative effect of a change in accounting principle.....          -           -            -          0.09
                                                              ----------- -----------  -----------  -----------
Net Earnings per Share of Common Stock (Diluted)............    $   1.18    $   0.52     $   2.17     $   1.60
                                                              =========== ===========  ===========  ===========

(a) Excludes the effect of average anti-dilutive common stock equivalents related to out-of-the-money options of 92,949 and 37,838 for the three months ended 2000 and 1999, respectively and 140,448 and 52,446 for the nine months ended 2000 and 1999, respectively.

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

The following is a summary of the allowance for doubtful accounts for the nine months ended September 30, 2000 and the year ended December 31, 1999:

                                                     September 30,  December 31,
                                                         2000           1999
                                                     -------------  -----------

 Allowance for doubtful accounts, beginning
   of year.........................................   $ 12,504       $    836
 Bad debt accrual..................................      5,022         11,496

 Less:  Write-off (adjustments) of uncollectible
   Accounts........................................     11,730           (172)
                                                      --------      ----------
 Allowance for doubtful accounts, end of period ...   $  5,796       $ 12,504
                                                      ========      ==========

The Company continues to analyze its delinquent accounts resulting from the problems associated with the implementation of the new customer billing system. As a result, the Company has determined that $11.7 million of customer receivable will not be collectible. Based upon information available at September 30, 2000, the Company believes the allowance for doubtful accounts of $5.8 million is adequate for potential uncollectible accounts.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)    Commitments and Contingencies (Continued)

Asset Acquisition and Related Agreements

The Company and Tri-State Generation and Transmission Association, Inc. ("Tri-State") entered into an asset sale agreement dated September 9, 1999, pursuant to which Tri-State agreed to sell to the Company certain assets acquired by Tri-State as the result of Tri-State's merger with Plains Electric Generation and Transmission Cooperative, Inc. ("Plains") consisting primarily of transmission assets, a fifty percent interest in an inactive power plant located near Albuquerque, and an office building. The purchase price was originally $13.2 million, subject to adjustment at the time of closing, with the transaction to close in two phases. On July 1, 2000, the first phase was completed, and the Company acquired the 50 percent ownership in the inactive power plant and the office building. The second phase relating to the transmission assets is expected to close by the end of 2000.

In addition, on July 1, 2000, the Company advanced $11.8 million to a former Plains cooperative member as part of an agreement for the Company to become the cooperative's power supplier. Approximately $4.5 million of this advance represents an inducement for entering into a 10 year power sales agreement. Accordingly, the Company has expensed this amount in the third quarter as a business development cost. The remaining $7.5 million will be repaid over 10 years. If the cooperative terminates the contract early, the whole $11.8 million advance must be repaid to the Company.

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

Stock Repurchase

On August 8, 2000, the Company's Board of Directors approved a plan to repurchase up to $35 million of the Company's common stock through the end of the first quarter of 2001. As of September 30, 2000, the Company repurchased 453,100 shares of its outstanding common stock at a cost of $9.8 million.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)    Commitments and Contingencies (Continued)

San Juan Coal Contract

On August 31, 2000, the Company, negotiated an agreement with the coal supplier for San Juan Generating Station ("SJGS"). Under the terms of the agreement between the Company, San Juan Coal Company ("SJCC") and Tucson Electric Power Company ("TEP"), which also owns a portion of the generating station, SJCC will replace the two surface mining operations that now supply the plant with a single underground mine located on the site of one of the existing surface mines. In addition to the closure of the surface mines, the Company and TEP will no longer require the coal transportation services provided by San Juan Transportation Company ("SJTC").

Nuclear Decommissioning Trust

As previously reported, in 1998, the Company and the trustee of the Company's master decommissioning trust sued several companies and individuals, in State District Court in Santa Fe County, for the under-performance of a corporate owned life insurance program. The program was used to fund a portion of the Company's nuclear decommissioning obligations for its 10.2% interest in PVNGS.

In August, 1999, the Company filed an interlocutory appeal of one of the trial court's decisions regarding discovery to the New Mexico Court of Appeals. On June 22, 2000, the Court issued an opinion agreeing with the Company's argument and reversed the trial court. Subsequently, the parties reached a settlement agreement under which the complaint and counterclaim were dismissed with prejudice on September 5, 2000 and the Company and trustee received $13.8 million in settlement proceeds.

Gas Rate Orders

On October 24, 2000, the PRC issued a final order approving a stipulation negotiated in the third quarter between the Company and the PRC staff which resolved all issues raised by the two remanded gas rate cases. The final order adds approximately $1.2 million to the Company's revenues in the final quarter of 2000, $4.7 million in 2001, and $3.9 million in 2002. The Company has reversed certain reserves against costs recovered in the settlement that were recorded against earnings at the time of the original regulatory orders, resulting in a one-time pre-tax gain of $4.6 million. This amount will be collected from customers in rates over the next 12 years.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)    Commitments and Contingencies (Continued)

Other

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

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7)    New and Proposed Accounting Standards (Continued)

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS 133"): SFAS 133 establishes accounting and reporting standards requiring derivative instruments to be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 also requires that changes in the derivatives' fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivative gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. In June 1999, FASB issued SFAS 137 to amend the effective date for the compliance of SFAS 133 to January 1, 2001. In June 2000, the FASB issued SFAS 138 that provides certain amendments to SFAS 133. The amendments, among other things, expand the normal sales and purchases exception to contracts that implicitly or explicitly permit net settlement and contracts that have a market mechanism to facilitate net settlement. The expanded exception excludes a significant portion of the Company's contracts that previously would have required valuation under SFAS
133. The Company has identified all financial instruments currently existing in the Company in compliance with the provisions of SFAS 133 and SFAS 138. As a result of the SFAS 138 amendment to SFAS 133 and the internal review of contracts, the Company does not believe that the impact of SFAS 133 will be material as most of the Company's derivative instruments result in physical delivery or are marked-to-market under EITF 98-10.

(8)    Subsequent Event

On November 9, 2000 the Company and Western Resources, Inc. (Western Resources) announced that both companies' boards of directors approved an agreement under which the Company will acquire the Western Resources electric utility operations in a tax-free, stock-for-stock transaction.

Under the terms of the agreement, the Company and Western Resources, whose utility operations consist of its Kansas Power and Light division and Kansas Gas and Electric subsidiary, will both become subsidiaries of a new holding company to be named at a future date. Prior to the consummation of this combination, Western Resources will reorganize all of its non-utility assets, including its 85 percent stake in Protection One and its 45 percent investment in ONEOK, into Westar Industries which will be spun off to Western Resources' shareholders.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)    Subsequent Event (Continued)

The new holding company will issue 55 million of its shares, subject to adjustment, to Western Resources' shareholders and Westar Industries. Before any adjustments, the new company will have approximately 95 million shares outstanding, of which approximately 42.1 percent will be owned by former the Company shareholders and 57.9 percent will be owned by former Western Resources shareholders and Westar Industries. Westar Industries will receive a portion of such shares in repayment of a $234 million obligation currently owed by Western Resources to Westar Industries.

Based on the Company's average closing price over the last ten days prior to the announcement of $27.325 per share, the indicated equity consideration of the transaction is approximately $1.503 billion, including conversion of the Westar Industries obligation. In addition, the new holding company will assume approximately $2.939 billion of existing Western Resources' debt, giving the transaction an aggregate enterprise value of approximately $4.442 billion. The new holding company will have a total enterprise value of approximately $6.5 billion ($2.6 billion in equity; $3.9 billion in debt and preferred stock).

The transaction will be accounted for as a reverse acquisition by the Company as Western Resources shareholders will receive the majority of the voting interests in the new holding company. For accounting purposes Western Resources will be treated as the acquiring entity. Accordingly, all of the assets and liabilities of the Company will be recorded at fair value in the business combination as required by the purchase method of accounting. In addition, the operations of the Company will be reflected in the reported results of the combined company only from the date of acquisition.

The companies expect the transaction to be completed within the next 12 to 15 months. The new holding company will serve over one million retail electric customers and 400,000 retail gas customers in New Mexico and Kansas and will have generating capacity of more than 7,000 megawatts. The transaction exceeds the Company's stated goal of doubling its generation capacity and tripling its power sales more than three years ahead of schedule. The transaction will also make the new company a leading energy supplier in the Western and Midwestern wholesale markets.

The rationale for this transaction is the acceleration of the Company's proven growth strategy, consistent with its targeted 10 percent annual average earnings growth. The Company expects only modest cost savings and does not have a present intention to have significant involuntary workforce reductions as a result of the transaction. The new holding company will seek to minimize any workforce effects through reduced hiring, attrition, and other appropriate measures. All existing labor agreements will be honored.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)      Subsequent Event (Continued)

In the transaction, each Company share will be exchanged on a one-for-one basis for shares in the new holding company. Each Western Resources share will be exchanged for a fraction of a share of the new company. This exchange ratio will be finalized at closing, depending on the impact of certain adjustments to the transaction consideration. Since Western Resources and Westar Industries remain committed to reducing Western Resources' net debt balance prior to consummation of the transaction, they have agreed with the Company on a mechanism to adjust the transaction consideration based on additional equity contributions. Under this mechanism, Western Resources could undertake certain activities not affecting the utility operations to reduce the net debt balance of the utility. The effect of such activities would be to increase the number of new holding company shares to be issued to all Western Resources shareholders (including Westar Industries) in the transaction. In addition, Westar Industries has the option of making additional equity infusions into Western Resources that will be used to reduce the utility's net debt balance prior to closing. Up to $407 million of such equity infusions may be used to purchase additional new holding company common and convertible preferred stock.

At closing, Jeffrey E. Sterba, present chairman, president and chief executive officer of the Company, will become chairman, president and chief executive officer of the new holding company, and David C. Wittig, present chairman, president and chief executive officer of Western Resources, will become chairman, president and chief executive officer of Westar Industries. The Board of Directors of the new company will consist of six current Company board members and three additional directors, two of whom will be selected by the Company from a pool of candidates nominated by Western Resources, and one of whom will be nominated by Westar Industries. The new holding company will be headquartered in New Mexico. Headquarters for the Kansas utilities will remain in Kansas.

Shareholders of the new holding company will receive the Company's dividend. The Company's current annual dividend is $0.80 per share.

The successful spin-off of Westar Industries from Western Resources is required prior to the consummation of the transaction. The transaction is also conditioned upon, among other things, approvals from both companies'
shareholders and customary regulatory approvals from the Kansas Corporation Commission, the New Mexico Public Regulation Commission, the Federal Energy Regulatory Commission, the Nuclear Regulatory Commission, and the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The new holding company expects to register as a holding company with the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935.

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

                               UTILITY OPERATIONS

ELECTRIC BUSINESS UNIT

The Company provides jurisdictional retail electric service to a large area of north central New Mexico, including the cities of Albuquerque and Santa Fe, and certain other areas of New Mexico. As of September 30, 2000 and 1999 and December 31, 1999, approximately 370,000, 363,000 and 366,000, respectively, retail electric customers were served by the Company.

The Company owns or leases 2,781 circuit miles of transmission lines, interconnected with other utilities east into Texas, west into Arizona, and north into Colorado and Utah. Due to rapid load growth in recent years, most of the capacity on this transmission system is fully committed and there is no additional access available on a firm commitment basis. These factors, together with significant physical constraints in the system, limit the ability to wheel power into the Company's service area from outside the state.

NATURAL GAS BUSINESS UNIT

The Company's gas operations distribute natural gas to most of the major communities in New Mexico, including Albuquerque and Santa Fe, serving approximately 430,000, 417,000 and 426,000 customers as of September 30, 2000 and 1999 and December 31, 1999, respectively. The Company's customer base includes both sales-service customers and transportation-service customers. Sales-service customers purchase natural gas and receive transportation and delivery services from the Company for which the Company receives both cost-of-gas and cost-of-service revenues. Additionally, the Company makes occasional gas sales to off-system customers. Off-system sales deliveries generally occur at interstate pipeline interconnects with the Company's system. Transportation-service customers, who procure gas independently of the Company and contract with the Company for transportation and related services, are billed cost-of-service revenues only.

The Company obtains its supply of natural gas primarily from sources within New Mexico pursuant to contracts with producers and marketers. These contracts are generally sufficient to meet the Company's peak-day demand.

The following table shows gas revenues by customer class:

                                  GAS REVENUES
                             (Thousands of dollars)

                              Three Months Ended            Nine Months Ended
                                   September 30,               September 30,
                               2000           1999          2000          1999
                              --------      --------      --------      --------

Retail .................      $ 24,074      $ 22,712      $117,712      $108,009
Commercial .............         7,032         5,037        31,963        28,954
Transportation* ........         3,651         2,853        10,582         9,824
Other ..................        20,376         7,647        43,936        24,645
                              --------      --------      --------      --------
                              $ 55,133      $ 38,249      $204,193      $171,432
                              ========      ========      ========      ========

The following table shows gas throughput by customer class:

                                 GAS THROUGHPUT
                            (Thousands of decatherms)

                                   Three Months Ended         Nine Months Ended
                                      September 30,             September 30,
                                    2000         1999         2000         1999
                                   ------       ------       ------       ------

Retail .....................        2,246        2,497       17,166       21,193
Commercial .................        1,033        1,206        6,188        7,572
Transportation* ............       14,905       11,817       34,579       30,203
Other ......................        3,919        2,099        8,881        6,430
                                   ------       ------       ------       ------
                                   22,103       17,619       66,814       65,398
                                   ======       ======       ======       ======

*Customer-owned gas.

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

The following table shows electric revenues by customer class:

                                ELECTRIC REVENUES
                             (Thousands of dollars)

                                       Three Months Ended    Nine Months Ended
                                          September 30,         September 30,
                                         2000       1999       2000       1999
                                       --------   --------   --------   --------

Jurisdictional sales ...............   $144,355   $148,843   $391,140   $409,744
Firm-requirement wholesale .........      1,554      1,865      5,179      5,317
Other contracted off-system sales ..    154,377     98,586    282,881    172,357
Economy energy sales ...............    123,570     50,223    246,196     96,774
Other* .............................     20,245        250     18,285     12,881
                                       --------   --------   --------   --------
                                       $444,101   $299,767   $943,681   $697,073
                                       ========   ========   ========   ========

The following table shows electric sales by customer class:

                            ELECTRIC SALES BY MARKET
                                (Megawatt hours)

                                      Three Months Ended         Nine Months Ended
                                         September 30,             September 30,
                                       2000         1999         2000        1999
                                    ----------   ----------   ----------   ----------

Jurisdictional sales ............    1,978,568    1,899,636    5,355,379    5,159,835
Firm-requirement wholesale ......       49,747       45,779      144,503      133,654
Other contracted off-system sales    2,214,133    1,960,184    5,728,874    4,821,785
Economy .........................    1,029,641    1,602,380    3,729,391    3,292,851
                                    ----------   ----------   ----------   ----------
                                     5,272,089    5,507,979   14,958,147   13,408,125
                                    ==========   ==========   ==========   ==========

*  Includes  mark-to-market  gains/(losses).   See  footnote  (4)  in  Notes  to
Consolidated Financial Statements.

The Generation Operations has ownership interests in certain generating facilities located in New Mexico, including Four Corners Power Plant, a coal fired unit, and San Juan Generating Station, a coal fired unit. In addition, the Company has ownership and leasehold interests in Palo Verde Nuclear Generating Station ("PVNGS") located in Arizona. These generation assets are used to supply retail and wholesale customers. The Generation Operations also owns Reeves Generating Station, a gas and oil fired unit and Las Vegas Generating Station, a gas and oil fired unit that are used solely for reliability purposes or to generate electricity for the wholesale market during peak demand periods in the Generation Operations' wholesale power markets. As of September 30, 2000 and 1999 and December 31, 1999, the total net generation capacity of facilities owned or leased by the Generation Operations was 1,521 MW. On July 13, 2000, the Company commenced a 20 year power purchase agreement for an additional 132 MW (see footnote (6) to the Consolidated Financial Statements). In addition to generation capacity, the Generation Operations purchases power in the open market. The Generation Operations is also interconnected with various utilities for economy interchanges and mutual assistance in emergencies. The Generation Operations has been actively trading in the wholesale power market and has entered into and anticipates that it will continue to enter into power purchase agreements to accommodate its trading activity.

AVISTAR

The Company's wholly-owned subsidiary, Avistar, was formed in August 1999 as a New Mexico corporation and is currently engaged in certain unregulated, non-utility businesses, including energy and utility-related services previously operated by the Company. The PRC authorized the Company to invest up to $50 million in equity in Avistar and to enter into a reciprocal loan agreement for up to an additional $30 million. The Company has currently invested $25 million in Avistar. In February 2000, Avistar invested $3 million in AMDAX.com, a start-up company which plans to provide an on-line auction service to bring together electricity buyers and sellers in the deregulated electric power market. In July 2000, Avistar loaned $1.5 million to AMDAX.com. The proceeds of the note and all accrued but unpaid interest is to be paid to Avistar on March 31, 2001 or earlier if AMDAX.com meets certain investment or financing conditions.

ACQUISITION OF WESTERN RESOURCES ELECTRIC OPERATIONS

On November 9, 2000 the Company and Western Resources, Inc. (Western Resources) announced that both companies' boards of directors approved an agreement under which the Company will acquire the Western Resources electric utility operations in a tax-free, stock-for-stock transaction.

Under the terms of the agreement, the Company and Western Resources, whose utility operations consist of its Kansas Power and Light division and Kansas Gas and Electric subsidiary, will both become subsidiaries of a new holding company to be named at a future date. Prior to the consummation of this combination, Western Resources will reorganize all of its non-utility assets, including its 85 percent stake in Protection One and its 45 percent investment in ONEOK, into Westar Industries which will be spun off to Western Resources' shareholders.

The new holding company will issue 55 million of its shares, subject to adjustment, to Western Resources' shareholders and Westar Industries. Before any adjustments, the new company will have approximately 95 million shares outstanding, of which approximately 42.1 percent will be owned by former the Company shareholders and 57.9 percent will be owned by former Western Resources shareholders and Westar Industries. Westar Industries will receive a portion of such shares in repayment of a $234 million obligation currently owed by Western Resources to Westar Industries.

Based on the Company's average closing price over the last ten days prior to the announcement of $27.325 per share, the indicated equity consideration of the transaction is approximately $1.503 billion, including conversion of the Westar Industries obligation. In addition, the new holding company will assume approximately $2.939 billion of existing Western Resources' debt, giving the transaction an aggregate enterprise value of approximately $4.442 billion. The new holding company will have a total enterprise value of approximately $6.5 billion ($2.6 billion in equity; $3.9 billion in debt and preferred stock).

The transaction will be accounted for as a reverse acquisition by the Company as Western Resources shareholders will receive the majority of the voting interests in the new holding company. For accounting purposes Western Resources will be treated as the acquiring entity. Accordingly, all of the assets and liabilities of the Company will be recorded at fair value in the business combination as required by the purchase method of accounting. In addition, the operations of the Company will be reflected in the operations of the combined company only from the date of acquisition.

The companies expect the transaction to be completed within the next 12 to 15 months. The new holding company will serve over one million retail electric customers and 400,000 retail gas customers in New Mexico and Kansas and will have generating capacity of more than 7,000 megawatts. The transaction exceeds the Company's stated goal of doubling its generation capacity and tripling its power sales more than three years ahead of schedule. The transaction will also make the new company a leading energy supplier in the Western and Midwestern wholesale markets.

The rationale for this transaction is the acceleration of the Company's proven growth strategy, consistent with its targeted 10 percent annual average earnings growth. The Company expects only modest cost savings and does not have a present intention to have significant involuntary workforce reductions as a result of the transaction. The new holding company will seek to minimize any workforce effects through reduced hiring, attrition, and other appropriate measures. All existing labor agreements will be honored.

In the transaction, each Company share will be exchanged on a one-for-one basis for shares in the new holding company. Each Western Resources share will be exchanged for a fraction of a share of the new company. This exchange ratio will be finalized at closing, depending on the impact of certain adjustments to the transaction consideration. Since Western Resources and Westar Industries remain committed to reducing Western Resources' net debt balance prior to consummation of the transaction, they have agreed with the Company on a mechanism to adjust the transaction consideration based on additional equity contributions. Under this mechanism, Western Resources could undertake certain activities not affecting the utility operations to reduce the net debt balance of the utility. The effect of such activities would be to increase the number of new holding company shares to be issued to all Western Resources shareholders (including Westar Industries) in the transaction. In addition, Westar Industries has the option of making additional equity infusions into Western Resources that will be used to reduce the utility's net debt balance prior to closing. Up to $407 million of such equity infusions may be used to purchase additional new holding company common and convertible preferred stock.

At closing, Jeffrey E. Sterba, present chairman, president and chief executive officer of the Company, will become chairman, president and chief executive officer of the new holding company, and David C. Wittig, present chairman, president and chief executive officer of Western Resources, will become chairman, president and chief executive officer of Westar Industries. The Board of Directors of the new company will consist of six current Company board members and three additional directors, two of whom will be selected by the Company from a pool of candidates nominated by Western Resources, and one of whom will be nominated by Westar Industries. The new holding company will be headquartered in New Mexico. Headquarters for the Kansas utilities will remain in Kansas.

Shareholders of the new holding company will receive the Company's dividend. The Company's current annual dividend is $0.80 per share.

The successful spin-off of Westar Industries from Western Resources is required prior to the consummation of the transaction. The transaction is also conditioned upon, among other things, approvals from both companies'
shareholders and customary regulatory approvals from the Kansas Corporation Commission, the New Mexico Public Regulation Commission, the Federal Energy Regulatory Commission, the Nuclear Regulatory Commission, and the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The new holding company expects to register as a holding company with the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935. The Company expects that all of the above mentioned approvals will be obtained, however, such approvals are not assured.

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

The Company has filed its transition plan with the PRC pursuant to the Restructuring Act in three parts. In November 1999, the Company filed the first two parts of the transition plan with the PRC. Part one, which has been approved, requested approval to create Manzano and UtilityCo as wholly-owned shell subsidiaries of the Company. Part two of the Company's transition plan requested all PRC approvals necessary for the Company to implement the formation of the holding company structure, the share exchange and the separation plan. The part two hearing has been completed and briefs are being filed. On May 31, 2000, the Company filed with the PRC part three of the transition plan requesting approval for the recovery of stranded costs and other expenses associated with the transition to a competitive market, UtilityCo's rates for retail distribution services, the procurement of power supplies for customers who do not select a power supplier and other issues required to be considered under the Restructuring Act (see "Other Issues Facing the Company - The Restructuring Act and the Formation of Holding Company"). The Hearing Examiner has tentatively scheduled hearings on Part three to begin on June 6, 2001. Hearings are expected to last four to six weeks. The Company's management believes that implementation of the separation plan will not occur prior to the second quarter of 2001. However, there is no assurance that implementation of the separation plan will occur by that time. Under existing deadlines, the Company must separate its assets no later than August 1, 2001.

On August 17, 2000, the PRC staff and other parties filed a Joint Motion to Defer Commission Decision on Separation of Generation Assets and to Extend the Standard Offer Update Deadline. The Joint Motion requested that the PRC not allow separation to occur until after the 2001 legislative session to allow the legislature to determine if any amendments to the Restructuring Act might be necessary in light of the high prices experienced this summer in San Diego, California. The 2001 legislative session begins January 16 and ends March 17. On September 11, 2000, the Company filed its response to the Joint Motion, pointing out key differences between New Mexico's Restructuring Act and California's as well as differing circumstances between the two states. On September 26, 2000, the PRC conducted a workshop where numerous interested parties commented on the California experience and its relevance to New Mexico. To date, the PRC has not acted on the Joint Motion.

The Company is currently in discussions with the PRC staff and other parties in an attempt to arrive at a settlement agreement which addresses the concerns of the parties and allows separation to continue without significant delay. The final outcome of these discussions is unknown; however, the potential outcome of these discussions may be different from the plan the Company filed on May 31, 2000 and could potentially affect the realizability of certain regulatory assets recorded by the Company (See Other Issues Facing the Company - The Restructuring Act and Formation of the Holding Company - Stranded Costs Recovery).

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

The Company's current business plan includes a 300% increase in sales and a doubling of its generating capacity through the construction or acquisition of additional power generation assets in its surrounding region of operations over the next five to seven years. The announcement of the acquisition of Western Resources electric utility businesses on November 9, 2000, will allow the Company to meet this goal well ahead of schedule as the Western Resources acquisition will add approximately 5,600 megawatts to the Company's generation portfolio growth. The Company will continue to pursue growth in its generation portfolio and intends to spend $400 to $800 million over the next five years to achieve generation portfolio growth. Such growth will be dependent upon the Company's ability to generate funds for the Company's expansion. There can be no assurance that these competitive businesses, particularly the generation business, will be successful or, if unsuccessful, that they will not have a direct or indirect adverse effect on the Company.

At the Federal level, there have been a number of proposals on electric restructuring being considered with no concrete timing for definitive actions. None of these proposals have been acted upon by Congress. Issues such as stranded cost recovery, market power, utility regulation reform, the role of states, subsidies, consumer protections and environmental concerns are expected to be reintroduced if not acted upon in the current Congressional session. In addition, the FERC has stated that if Congress mandates electric retail access, it should leave the details of the program to the states with the FERC having the authority to order the necessary transmission access for the delivery of power for the states' retail access programs.

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

                      Three Months Ended September 30, 2000
                Compared to Three Months Ended September 30, 1999

The table below sets forth the operating results as percentages of total operating revenues for each business segment.

                      Three Months Ended September 30, 2000

                                                            Utility
                                       -----------------------------------------------
                                              Electric                    Gas                 Generation
                                       -----------------------  ----------------------   --------------------

Operating revenues:
  External customers.................     149,970       99.88%     55,133      100.00%    294,131      76.44%
  Intersegment revenues..............         177        0.12%          -            -     90,638      23.56%
                                       ----------   ----------  ---------   ----------   --------   ---------
  Total revenues.....................     150,147      100.00%     55,133      100.00%    384,769     100.00%
                                       ----------   ----------  ---------   ----------   --------   ---------
Cost of energy sold..................       1,442        0.96%     30,776       55.82%    284,301      73.89%
Intercompany trans. price............      90,638       60.37%          -        0.00%        177       0.05%
                                       ----------   ----------  ---------   ----------   --------   ---------
  Total fuel costs...................      92,080       61.33%     30,776       55.82%    284,478      73.93%
                                       ----------   ----------  ---------   ----------   --------   ---------
Gross Margin.........................      58,067       38.67%     24,357       44.18%    100,291      26.07%
                                       ----------   ----------  ---------   ----------   --------   ---------
Administrative and other costs.......       9,795        6.52%      8,281       15.02%      9,584       2.49%
Energy production costs..............         296        0.20%        328        0.59%     32,230       8.38%
Depreciation and amortization........       8,089        5.39%      4,989        9.05%      9,938       2.58%
Transmission and distribution costs..       8,520        5.67%      6,019       10.92%                  0.00%
                                                                                         -
Taxes other than income taxes........       2,938        1.96%      1,613        2.93%      2,215       0.58%
Income taxes.........................       9,478        6.31%        265        0.48%     13,863       3.60%
                                       ----------   ----------  ---------   ----------   --------   ---------
  Total non-fuel operating expenses..      39,116       26.05%     21,495       38.99%     67,830      17.63%
                                       ----------   ----------  ---------   ----------   --------   ---------
Operating income.....................    $ 18,951       12.62%    $ 2,862        5.19%     32,461       8.44%
                                       ----------   ----------  ---------   ----------   --------   ---------


                      Three Months Ended September 30, 1999

                                                            Utility
                                       -----------------------------------------------
                                              Electric                    Gas                 Generation
                                       -----------------------  ----------------------   --------------------

Operating revenues:
  External customers.................    147,562        99.88%     38,249      100.00%    152,205      63.17%
  Intersegment revenues..............        177         0.12%          -        0.00%     88,752      36.83%
                                       ----------   ----------  ---------   ----------   --------   ---------
  Total revenues.....................    147,739       100.00%     38,249      100.00%    240,957     100.00%
                                       ----------   ----------  ---------   ----------   --------   ---------
Cost of energy sold..................      1,125         0.76%     14,500       37.91%    165,105      68.52%
Intercompany trans. price............     88,751        60.07%          -        0.00%        177       0.07%
                                       ----------   ----------  ---------   ----------   --------   ---------
  Total fuel costs...................     89,876        60.83%     14,500       37.91%    165,282      68.59%
                                       ----------   ----------  ---------   ----------   --------   ---------
Gross Margin.........................     57,863        39.17%     23,749       62.09%     75,675      31.41%
                                       ----------   ----------  ---------   ----------   --------   ---------
Administrative and other costs.......     12,419         8.41%     11,956       31.26%     11,279       4.68%
Energy production costs..............        648         0.44%        345        0.90%     30,631      12.71%
Depreciation and amortization........      7,789         5.27%      4,830       12.63%     10,175       4.22%
Transmission and distribution costs..      7,315         4.95%      7,044       18.42%       -          0.00%
Taxes other than income taxes........      5,380         3.64%      1,777        4.65%      2,472       1.03%
Income taxes.........................      7,553         5.11%    (1,989)      (5.20)%      4,019       1.67%
                                       ----------   ----------  ---------   ----------   --------   ---------
  Total non-fuel operating expenses..     41,104        27.82%     23,963       62.65%     58,576      24.31%
                                       ----------   ----------  ---------   ----------   --------   ---------
Operating income.....................    $16,759        11.34%      (214)      (0.56)%     17,099       7.10%
                                       ----------   ----------  ---------   ----------   --------   ---------

UTILITY OPERATIONS

Electric Business Unit - Operating revenues increased $2.4 million (1.6%) for the period to $150.1 million due to increased retail electricity delivery of
1.98 million MWh compared to 1.90 million MWh delivered in the comparable period last year, a 4.2% improvement, partially offset by the implementation of the rate order in late July 1999 (which lowered rates by $3.8 million quarter over quarter - see Other Issues Facing the Company - Electric Rate Case) and the absence of electric franchise tax revenues. Franchise taxes were a part of the Company's rate structure in the prior year. In the current year, they have been unbundled from the rate structure. As a result, the Company if now a collection agent for such taxes and does not incur expense or generate revenues as a result of collecting such taxes.

The gross margin, or operating revenues minus cost of energy sold, increased slightly $0.2 million. However, gross margin as a percentage of revenues decreased 0.5%. This decline reflects the rate reduction discussed above. The Company's generation operations exclusively provide power to the Company's electric business unit. Intercompany purchases for the generation operations are priced using internally developed transfer pricing and are not based on market rates. Rates for electric service are based on a rate of return that includes certain generation assets that are part of generation operations.

Administrative and general costs decreased $2.6 million (21.1%) for the period. This decrease is due to costs related to Year 2000 ("Y2K") compliance which did not recur in 2000, reduced costs related to implementing a customer billing system and lower associated bad debt expense. As a percentage of revenues, administrative and other costs decreased to 6.5% from 8.4% for the period ended September 30, 2000 and 1999, respectively, primarily as a result of reduced costs.

Depreciation and amortization increased $0.3 million (3.9%) for the period. The increase is due to the impact of amortizing the costs of the new customer billing system. Depreciation and amortization as a percentage of revenues increased from 5.3% to 5.4% reflecting a slight increase in expense.

Transmission and distribution costs increased $1.2 million (16.5%) for the quarter primarily due to increased maintenance of transmission lines and station related equipment for reliability purposes. As a percentage of revenues, transmission and distribution costs increased from 5.0% to 5.7%.

Gas Business Unit - Operating revenues increased $16.9 million (44.1%) for the period to $55.1 million. This increase was driven by a 31.3% increase in the average rate charges per decatherm due to higher gas prices and a 25.4% volume increase. Residential and commercial volume decreased 11.4%, while customers other than residential and commercial volume increased 35.3%. This growth was primarily attributed to industrial and transportation customers such as the Company's power generating business whose demand increased due to the warm summer. In October 2000, the PRC issued a final order approving a settlement regarding two rate cases (see "OTHER ISSUES FACING THE COMPANY - GAS RATE ORDERS").

The gross margin, or operating revenues minus cost of energy sold, increased $0.6 million (2.6%). This increase is due to higher distribution volumes. The Company purchases natural gas in the open market and resells natural gas to customers at cost. As a result, the increase in gas prices does not have an impact on the Company's margin or profits.

Administrative and general costs decreased $3.7 million (30.7%). This decrease is mainly due to non-recurring Y2K compliance costs in 1999, customer billing system costs and lower associated bad debt expenses.

Depreciation and amortization increased $0.2 million (3.3%). The increase is due to the impact of amortizing the costs of a new customer billing system.

Transmission and distribution expenses decreased $1.0 million (14.6%) for the period. The decrease is primarily due to non-recurring Y2K compliance costs.

GENERATION OPERATIONS

Operating revenues grew $143.8 million (59.7%) for the period to $384.8 million. This increase in wholesale electricity sales reflects strong regional wholesale electric prices caused by an unseasonably warm summer, limited power generation capacity and increasing natural gas prices. These factors contributed to unusually high wholesale prices which continued from the second quarter through the summer months but which the Company does not believe to be sustainable in the long-term (see Other Issues Facing the Company - Effects of Certain Events on Future Revenues). The Company delivered wholesale (bulk) power of 3.3 million MWh of electricity this period compared to 3.6 million MWh delivered last year, a decrease of 8.7%. The MWh decrease is attributable to less trading activity during the third quarter of 2000. The higher prices and greater volatility combined with prudent risk management caused the decrease in the trading activities. Wholesale revenues to third-party customers increased from $152.2 million to $294.1 million, a 93.3% increase. Wholesale revenues were positively impacted by a $12.1 million realized gain the Company recognized relating to its power trading contracts (see Note (4) of the Notes of the Consolidated Financial Statements).

The gross margin, or operating revenues minus cost of energy sold, increased $24.6 million (32.5%). However, gross margin as a percentage of revenues decreased 5.3%. This decline reflects higher fuel and purchased power costs due to higher market prices.

Administrative and general costs decreased $1.7 million (15.0%) for the period due to lower legal costs related to a lawsuit involving the Company's decommissioning trust which was settled in the third quarter (see Consolidated results of operations discussion) and non-recurring Y2K compliance cost in 1999, partially offset by a one time charge of $4.5 million in connection with the acquisition of a new, long-term wholesale customer in July (see Footnote (6) of the Consolidated Financial Statements). As a percentage of revenues, administrative and other decreased to 2.5% from 4.7% for the period ended September 30, 2000 and 1999, respectively primarily as a result of reduced costs.

Energy production costs increased $1.6 million (5.2%) for the period. The increase is due to higher San Juan costs due to bonuses paid related to the agreement reached with the labor union (see "OTHER ISSUES FACING THE COMPANY - LABOR UNION NEGOTIATIONS"), higher outside services related to a strike contingency, higher limestone expense and additional maintenance projects in the current year. As a percentage of revenues, energy production costs decreased from 12.7% to 8.4%. The decrease is primarily due to a significant increase in energy sales.

UNREGULATED BUSINESSES

Avistar contributed $0.2 million in revenues for the period compared to $2.6 million in the comparable prior year period due to lower business volumes. Operating losses for Avistar remained constant at $1.2 million in the current year compared to the prior year.

CONSOLIDATED

Corporate administrative and general costs increased $3.7 million for the period. This increase was due to higher legal costs, work force bonus accruals due to increased earnings and other administrative costs, partially offset by non-recurring Y2K compliance costs in 1999. As a percentage of revenues, corporate administrative and general costs increased to 1.4% from 1.2% due to the increase in costs.

Other income and deductions, net of taxes, increased $7.1 million for the period to $15.6 million due to one-time net gains of $8.3 million related to the settlement of a lawsuit (See PART II - OTHER INFORMATION - ITEM 1. - LEGAL PROCEEDINGS - Nuclear Decommission Trust), and $2.8 million for the reversal of certain reserves associated with the expected resolution of two gas rate cases (see OTHER ISSUES FACING THE COMPANY - GAS RATE ORDERS), partially offset by expenses related to business development, valuation losses recognized for certain investments, expenses related to the transfer of the management of the City of Santa Fe's water system to the municipality and decreased gains on the corporate hedge (see Footnote (4) to the Consolidated Financial Statements).

Net interest charges decreased $1.2 million for the period to $16.1 million primarily as a result of the retirement of $10.0 million of senior unsecured notes in August 1999 and $32.8 million in January 2000.

The Company's consolidated income tax expense was $29.8 million, an increase of $17.0 million for the quarter. The Company's income tax effective rate increased from 37.4% to 38.8% primarily due to the tax effects of the 1994 and 1995 IRS exam and the Arizona state audit.

The Company's net earnings from continuing operations for the quarter ended September 30, 2000, were $38.5 million, excluding one-time gains for the lawsuit settlement and the reversal of certain gas rate case reserves and a one-time charge in connection with the acquisition of a new, long-term wholesale customer ("One-Time Items") compared to $21.4 million for the quarter ended September 30, 1999, a 79.9% increase. Earnings per share from continuing operations on a diluted basis were $0.97 (excluding the One-Time Items) compared to $0.52 for the quarter ended September 30, 2000 and 1999, respectively. Diluted weighted average shares outstanding were 39.7 million and 40.9 million in 2000 and 1999, respectively. The decrease reflects the common stock repurchase program in 1999 and 2000. The increase in earnings for the quarter was primarily due to the Company's continued success in the wholesale power market, warmer temperatures in 2000 compared to 1999, and ongoing efforts to control costs.

                Nine Months Ended September 30, 2000 Compared to
                      Nine Months Ended September 30, 1999

The table below sets forth the operating results as percentages of total operating revenues for each business segment.

                      Nine Months Ended September 30, 2000

                                                            Utility
                                          --------------------------------------------
                                                Electric                 Gas               Generation
                                          ----------------------  -------------------- --------------------

Operating revenues:
  External customers....................    406,034       99.87%    204,193    100.00%    537,647    68.67%
  Intersegment revenues.................        530        0.13%          -          -    245,330    31.33%
                                          ----------  ----------  ---------  --------- ---------- ---------
  Total revenues........................    406,564      100.00%    204,193    100.00%    782,977   100.00%
                                          ----------  ----------  ---------  --------- ---------- ---------
Cost of energy sold.....................      3,707        0.91%    118,706     58.13%    542,223    69.25%
Intercompany trans. Price...............    245,330       60.34%          -      0.00%        530     0.07%
                                          ----------  ----------  ---------  --------- ---------- ---------
  Total fuel costs......................    249,037       61.25%    118,706     58.13%    542,753    69.32%
                                          ----------  ----------  ---------  --------- ---------- ---------
Gross Margin............................    157,527       38.75%     85,487     41.87%    240,224    30.68%
                                          ----------  ----------  ---------  --------- ---------- ---------
Administrative and other costs..........     27,298        6.71%     27,586     13.51%     18,279     2.33%
Energy production costs.................        924        0.23%      1,117      0.55%    102,361    13.07%
Depreciation and amortization...........     24,601        6.05%     14,870      7.28%     30,175     3.85%
Transmission and distribution costs.....     24,385        6.00%     20,198      9.89%         23     0.00%
Taxes other than income taxes...........      9,433        2.32%      5,421      2.65%      7,550     0.96%
Income taxes............................     22,579        5.55%      3,354      1.64%     18,805     2.40%
                                          ----------  ----------  ---------  --------- ---------- ---------
  Total non-fuel operating expenses.....    109,220       26.86%     72,546     35.53%    177,193    22.63%
                                          ----------  ----------  ---------  --------- ---------- ---------
Operating income........................    $48,307       11.88%    $12,941      6.34%    $63,031     8.05%
                                          ----------  ----------  ---------  --------- ---------- ---------


                      Nine Months Ended September 30, 1999

                                                            Utility
                                          --------------------------------------------
                                                Electric                 Gas               Generation
                                           --------------------  --------------------- --------------------
Operating revenues:
  External customers.....................    417,448     99.87%     171,432    100.00%    279,625    53.21%
  Intersegment revenues..................        530      0.13%           -      0.00%    245,919    46.79%
                                           ---------  ---------  ----------  --------- ---------- ---------
  Total revenues.........................    417,978    100.00%     171,432    100.00%    525,544   100.00%
                                           ---------  ---------  ----------  --------- ---------- ---------
Cost of energy sold......................      3,360      0.80%      83,180     48.52%    312,553    59.47%
Intercompany trans. Price................    245,919     58.84%           -      0.00%        530     0.10%
                                           ---------  ---------  ----------  --------- ---------- ---------
  Total fuel costs.......................    249,279     59.64%      83,180     48.52%    313,083    59.57%
                                           ---------  ---------  ----------  --------- ---------- ---------
Gross Margin.............................    168,699     40.36%      88,252     51.48%    212,461    40.43%
                                           ---------  ---------  ----------  --------- ---------- ---------
Administrative and other costs...........     34,359      8.22%      34,679     20.23%     25,605     4.87%
Energy production costs..................      1,819      0.44%       1,067      0.62%     98,136    18.67%
Depreciation and amortization............     23,237      5.56%      14,234      8.30%     30,708     5.84%
Transmission and distribution costs......     22,707      5.43%      21,144     12.33%         20     0.00%
Taxes other than income taxes............     15,164      3.63%       5,076      2.96%      7,318     1.39%
Income taxes.............................     21,953      5.25%       1,339      0.78%      6,525     1.24%
                                           ---------  ---------  ----------  --------- ---------- ---------
  Total non-fuel operating expenses......    119,239     28.53%      77,539     45.23%    168,312    32.03%
                                           ---------  ---------  ----------  --------- ---------- ---------
Operating income.........................    $49,460     11.83%     $10,713      6.25%    $44,149     8.40%
                                           ---------  ---------  ----------  --------- ---------- ---------

UTILITY OPERATIONS

Electric Business Unit - Operating revenues declined $11.4 million (2.7%) for the period to $406.6 million due to the implementation of the rate order in late July 1999 (which lowered rates by $22.2 million year-over-year) and unfavorable price mix due to mild weather conditions, partially offset by increased retail electricity delivery of 5.36 million MWh compared to 5.16 million MWh delivered in the prior year period, a 3.8% improvement.

The gross margin, or operating revenues minus cost of energy sold, decreased $11.2 million reflecting a decrease in gross margin as a percentage of revenues of 1.6%. This decline reflects the rate reduction discussed above. The Company's generation operations exclusively provide power to the Company's electric business unit. Intercompany purchases for the generation operations are priced using internally developed transfer pricing and are not based on market rates. Rates for electric service are based on a rate of return that includes certain generation assets that are part of generation operations.

Administrative and general costs decreased $7.1 million (20.6%) for the period. This decrease is due to non-recurring Y2K compliance costs, customer billing system costs and lower associated bad debt accruals. As a percentage of revenues, administrative and other costs decreased to 6.7% from 8.2% for the nine months ended September 30, 2000 and 1999, respectively primarily as a result of reduced costs.

Depreciation and amortization increased $1.4 million (5.9%) for the period. The increase is due to the impact of amortizing the costs of a new customer billing system. Depreciation and amortization as a percentage of revenues increased from 5.7% to 6.1% reflecting an increase in expense and the decrease in retail energy sales.

Transmission and distribution costs increased $1.7 million (7.4%) for the year primarily due to increased maintenance of transmission lines and station related equipment for reliability purposes. As a percentage of revenues, transmission and distribution costs increased from 5.4% to 6.0%. This increase was primarily the result of an increase in costs and the decrease in retail energy sales.

Taxes other than income decreased $5.7 million (37.8%) due to a change in the recognition of electric franchise fees. Taxes other than income as a percentage of revenues decreased to 2.32% from 3.63% reflecting the decrease in expense.

Energy production costs decreased $0.9 million (49.2%) for the year primarily due to non-recurring Y2K compliance costs in 1999. As a percentage of revenues, energy production costs decreased from 0.49% to 0.23% due to a decrease in costs.

Gas Business Unit - Operating revenues increased $32.8 million (19.1%) for the period to $204.2 million. This increase was driven by a 20.0% increase in the average rate charges per decatherm due to strong gas prices despite a mild winter and warm spring, and a 2.2% volume increase. Residential and commercial customers volume decreased 20.0% while customers other than residential and commercial volume increased 19.4%. This growth was primarily attributed to industrial and transportation customers such as the Company's power generating business whose demand increased due to the warm spring and summer.

The gross margin, or operating revenues minus cost of energy sold, decreased $2.8 million (3.1%). This decrease is due to a switch in the default rate for access fees.

Administrative and general costs decreased $7.1 million (20.5%). This decrease is mainly due to non-recurring Y2K compliance costs, customer billing system costs and lower associated bad debt accruals.

Depreciation and amortization increased $0.6 million (4.5%) for the period. The increase is due to the impact of amortizing the costs of a new customer billing system.

Transmission and distribution costs decreased $0.9 million (4.5%) primarily due to non-recurring Y2K compliance costs.

GENERATION OPERATIONS

Operating revenues grew $257.4 million (49.0%) for the period to $783.0 million. The Company delivered wholesale (bulk) power of 9.60 million MWh of electricity this period compared to 8.25 million MWh delivered last year, an increase of 16.4% (see Results of Operations - Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999 for a discussion of factors affecting results in the third quarter of 2000).

The gross margin, or operating revenues minus cost of energy sold, increased $27.8 million. However, gross margin as a percentage of revenues decreased from 40.4% to 30.7% reflecting higher fuel and purchased power costs due to higher wholesale sales volumes and scheduled outages at the Company's San Juan coal generation facility and Four Corners Plant.

Administrative and general costs decreased $7.3 million (28.6%) for the period. This decrease is due to lower legal costs related to a lawsuit involving the Company's decommissioning trust, a PVNGS interruption and liability insurance refund and non-recurring Y2K compliance costs, partially offset by a one-time charge of $4.5 million in connection with the acquisition of a new, long-term wholesale customer (see Footnote (6) of the Consolidated Financial Statements). As a percentage of revenues, administrative and other decreased to 2.3% from 4.9% for the nine months ended September 30, 2000 and 1999, respectively as a result of reduced costs and increased revenues.

Energy production costs increased $4.2 million (4.3%) for the period. These costs are generation related. The increase is due to higher maintenance costs of $3.2 million due to scheduled outages at San Juan Unit 3 and Four Corners Unit 4, partially offset by lower operations expenses of $2.0 million due to lower PVNGS employee costs as a result of additional employee incentive and retiree healthcare costs in the prior year and additional PVNGS billings in 1999 for 1998 expenses. As a percentage of revenues, energy production costs decreased from 18.7% to 13.1%. The decrease is primarily due to a significant increase in energy sales.

UNREGULATED BUSINESSES

Avistar contributed $1.9 million in revenues for the period compared to $6.3 million in the comparable prior year period due to lower business volumes. Operating losses for Avistar decreased from $3.2 million in the prior year to $2.9 million in the current year.

CONSOLIDATED

Corporate administrative and general costs increased $12.6 million for the period. This increase was due to higher legal costs, work force bonus accruals due to increased earnings and other administrative costs, partially offset by reduced Y2K compliance costs.

Other income and deductions, net of taxes, increased $9.0 million for the period to $29.8 million due to one-time net gains of $8.3 million related to the settlement of a lawsuit and $2.8 million for the reversal of certain reserves associated with the expected resolution of two gas rate cases, partially offset by expenses related to business development, valuation losses recognized for certain investments, expenses related to the transfer of the management of the City of Santa Fe's water system to the municipality and decreased gains on the corporate hedge. In 1999, other income and deductions included a one-time net gain of $1.2 million from closing down certain coal mine reclamation activities.

Net interest charges decreased $3.7 million for the period to $49.0 million primarily as a result of the retirement of $31.6 million of senior unsecured notes in June and August 1999 and $32.8 million in January 2000.

The Company's consolidated income tax expense, before the cumulative effect of an accounting change, was $52.2 million, an increase of $15.6 million for the year. The Company's income tax effective rate, before the cumulative effect of the accounting change, increased from 36.9% to 37.5% primarily due to the tax effects of the 1994 and 1995 IRS exam and the Arizona state audit.

The Company's net earnings from continuing operations for the year-to-date period ended September 30, 2000, were $78.5 million, excluding one-time gains for the lawsuit settlement and the reversal of certain gas rate case reserves and a one-time charge in connection with the acquisition of a new, long-term wholesale customer ("One-Time Items") compared to $65.0 million, excluding the one-time gain related to mine closure activities ("One-Time Gain") for the year-to-date period ended September 30, 1999. Earnings per share from continuing operations excluding the cumulative effect of the accounting change on a diluted basis were $1.96 (excluding the One-Time Items) compared to $1.54 (excluding the One-Time Gain) for the year-to-date period ended September 30, 1999. Diluted weighted average shares outstanding were 39.7 million and 41.2 million in 2000 and 1999, respectively. The decrease reflects the common stock repurchase program in 1999 and 2000. Despite the fact that 2000 results were negatively impacted by the electric rate reduction and the mark-to-market loss on the Company's power trading activities, net earnings per share from continuing operations increased due to expansion of the Company's wholesale electricity business and the common stock repurchase program.

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

                         LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Company had working capital of $148.0 million including cash and cash equivalents of $119.1 million. This is a decrease in working capital of $12.2 million from December 31, 1999. This decrease is primarily the result of an increased use of cash for investing purposes, the timing of accounts payable and accrued tax payments and the reduction in income tax receivable due to the application of prior year overpayments to the current year liability, partially offset by an increase in accounts receivable (see discussion below).

Cash generated from operating activities was $167.8 million, an increase of $18.4 million from 1999. This increase was primarily the result of increased profitability including the settlement of a lawsuit. In addition, the recovery of purchased gas adjustments from utility customers and lower income tax payments contributed to the increase. This increase was partially offset by an increase in accounts receivable as a result of increased wholesale electricity sales and was partially offset by a decrease in utility customer accounts receivable. This decrease in utility customer accounts receivable is primarily a result of seasonal volume declines. The Company continues to have a significant amount of delinquent accounts resulting from the new customer billing system implementation in 1998 and 1999 (see Other Issues Facing the Company - Implementation of New Billing System).

Cash used for investing activities was $83.6 million in the nine months ended September 30, 2000 compared to $20.7 million for the nine months ended September 30, 1999. This increased spending reflects $13.4 million relating to the acquisition of transmission assets (see "Acquisition of Certain Assets and Related Agreements"), the expansion of the electric distribution system of $12.6 million for reliability and to serve new load, plant improvements of $5 million at the Company's Reeves Power Station, and the 1999 liquidation of insurance-based investments in the nuclear decommissioning trust of $26.6 million (see financing activities for the payment of decommissioning debt of $26.6 million for the nine months ended September 30, 1999).

Cash used for financing activities was $85.5 million in the nine months ended September 30, 2000 compared to $101.4 million for the nine months ended
September 30, 1999. This decrease is the result of $26.6 million of loan repayments associated with nuclear decommissioning trust activities in 1999, partially offset by increased common stock repurchases in 2000 (see "Stock Repurchase").

Capital Requirements

Total capital requirements include construction expenditures as well as other major capital requirements and cash dividend requirements for both common and preferred stock. The main focus of the Company's construction program is upgrading generating systems, upgrading and expanding the electric and gas transmission and distribution systems and purchasing nuclear fuel. Projections for total capital requirements and construction expenditures for 2000 are $250.9 million and $219.1 million, respectively. Such projections for the years 2000 through 2004 are $1.2 billion and $1.1 billion, respectively. These estimates are under continuing review and subject to on-going adjustment (see "Competitive Strategy" above).

The Company's construction expenditures for the nine months ended September 30, 2000 were entirely funded through cash generated from operations. The Company currently anticipates that internal cash generation and current debt capacity will be sufficient to meet capital requirements for the years 2000 through 2004 assuming the Company receives a reasonable recovery of its stranded costs (see "Stranded Costs" below). To cover the difference in the amounts and timing of cash generation and cash requirements, the Company intends to use short-term borrowings under its liquidity arrangements.

Liquidity

At November 1, 2000, the Company had $175 million of available liquidity arrangements, consisting of $150 million from a senior unsecured revolving credit facility ("Credit Facility"), and $25 million in local lines of credit. The Credit Facility will expire in March 2003. There were no outstanding borrowings as of November 1, 2000.

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

In connection with the Company's announcement of its proposed acquisition of Western Resources' electric utility operations, Standard and Poors ("S&P"), Moody's Investor Services ("Moody's") and Fitch IBCA, Duff & Phelps ("Fitch") have placed its securities ratings on negative credit watch pending review of the transaction. The Company is committed to maintain its investment grade. Moody's has rated the Company's senior unsecured notes and senior unsecured pollution control revenue bonds "Baa3"; and preferred stock "ba1". The EIP lease obligation is also rated "Ba1". Fitch IBCA, Duff & Phelps ("Fitch") rates the Company' senior unsecured notes and senior unsecured pollution control revenue bonds "BBB-", the Company's EIP lease obligation "BB+" and the Company's preferred stock "BB-". Investors are cautioned that a security rating is not a recommendation to buy, sell or hold securities, that it may be subject to revision or withdrawal at any time by the assigning rating organization, and that each rating should be evaluated independently of any other rating.

In addition to the impact of the proposed acquisition of Western Resources' electric utility operations, future rating actions for the Company's securities will depend in large part on the actions of the PRC relating to numerous restructuring issues, including the Company's proposed plan to separate the utility into a generation business and a distribution and transmission business as required by the Restructuring Act ("Proposed Plan"). The Company believes that based on its Proposed Plan (see "Proposed Holding Company Plan" below), that UtilityCo and PowerCo will both receive investment grade credit ratings, however, such ratings will be contingent upon many factors that have yet to be determined. DCR announced that assuming the Company implements its Proposed Plan, it would expect to issue investment grade ratings for UtilityCo, and PowerCo's rating would "border investment grade". DCR cautioned that ratings for UtilityCo and PowerCo were highly conditional upon reaching assumptions provided by the Company.

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

Proposed Holding Company Plan

On April 18, 2000, the Company filed as an exhibit on Form 8-K, unaudited pro forma financial statements of PowerCo and UtilityCo that give effect to the Company's Proposed Plan. The structure of the Proposed Plan presented in the April 18, 2000 Form 8-K was subsequently revised in October 2000 by the Company. This revised Proposed Plan results in a capital structure for Manzano, PowerCo and UtilityCo similar to the presentation in the Form 8-K. The revised Proposed Plan is subject to regulatory and other approvals as well as market, economic and business conditions. As such, the revised Proposed Plan may be subject to significant changes before implementation and the pro forma financial statements as filed in the Form 8-K may require revision to reflect the final plan of separation pursuant to the Restructuring Act.

The revised Proposed Plan assumes that the Asset Transfer will be accomplished as follows: PowerCo will transfer its regualted assets to a wholly-owned subsdiary, UtilityCo, in exchange for common stock, UtilityCo preferred stock, UtilityCo senior unsecured notes and cash. UtilityCo will also assume certain liabilities associated with the regulated assets. PowerCO will then dividend the common stock of UtilityCo to Manzano.

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

Although there are other alternatives to finance the acquisition of the regulated assets from PowerCo, based on current market, economic and business conditions, the Company currently believes that the foregoing transactions represent the most advantageous way to effect the Asset Transfer. However, the structure of the revised Proposed Plan is subject to change as the regulatory approval process continues and is ultimately resolved.

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

On August 8, 2000, the Company's Board of Directors approved a plan to repurchase up to $35 million of the Company's common stock through the end of the first quarter of 2001. From August 8, 2000 through September 30, 2000 Company repurchased an additional 453,100 shares of its outstanding common stock at a cost of $9.8 million.

Acquisition of Certain Assets and Related Agreements

The Company and Tri-State Generation and Transmission Association, Inc. ("Tri-State") entered into an asset sale agreement dated September 9, 1999, pursuant to which Tri-State has agreed to sell to the Company certain assets acquired by Tri-State as the result of Tri-State's merger with Plains Electric Generation and Transmission Cooperative, Inc. ("Plains") consisting primarily of transmission assets, a fifty percent interest in an inactive power plant located near Albuquerque, and an office building. The purchase price was originally $13.2 million, subject to adjustment at the time of closing, with the transaction to close in two phases. On July 1, 2000, the first phase was completed, and the Company acquired the 50 percent ownership in the inactive power plant and the office building. The second phase relating to the transmission assets is expected to close by the end of 2000.

In addition, on July 1, 2000, the Company advanced $11.8 million to a former Plains cooperative member as part of an agreement for the Company to become the cooperative's power supplier. Approximately $4.5 million of this advance represents an inducement for entering into a 10 year power sales agreement. Accordingly, the Company has expensed this amount in the third quarter as a business development cost. The remaining $7.5 million will be repaid over 10 years. If the cooperative terminates the contract early, the whole $11.8 million advance must be repaid to the Company.

San Juan Coal Contract

On August 31, 2000, the Company negotiated an agreement with the coal supplier for San Juan Generating Station ("SJGS"). Under the terms of the agreement between the Company, San Juan Coal Company ("SJCC") and Tucson Electric Power Company ("TEP"), which also owns a portion of the generating station, SJCC will replace the two surface mining operations that now supply the plant with a single underground mine located on the site of one of the existing surface mines. In addition to the closure of the surface mines, the Company and TEP will no longer require the coal transportation services provided by San Juan Transportation Company ("SJTC").

The revised coal contract is expected to save the Company between $400 million and $500 million in fuel costs over the next 17 years. Besides saving on fuel costs, the cleaner-burning, less abrasive coal is expected to reduce the
Company's share of the plant's maintenance and operating expenses by approximately $2 million per year. The plant is expected to realize some of the benefits of the higher quality coal next year, as the existing surface mines are phased out and the underground mine is developed. The underground mine is scheduled to be in full production by November 2002.

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

Capital Structure

The Company's capitalization, including current maturities of long-term debt is shown below:
                                                  September 30,     December 31,
                                                      2000              1999
                                                  -------------     ------------

         Common Equity.......................          49.1 %           47.3 %
         Preferred Stock.....................           0.7              0.7
         Long-term Debt......................          50.2             52.0
                                                      -------          -------
            Total Capitalization*............         100.0 %          100.0 %
                                                      =======          =======

* Total capitalization does not include as debt the present value ($162.7 million as of September 30, 2000 and $165.2 million as of December 31, 1999) of the Company's lease obligations for PVNGS Units 1 and 2 and EIP.

                         OTHER ISSUES FACING THE COMPANY

THE RESTRUCTURING ACT AND THE Formation of Holding Company

The Restructuring Act requires that assets and activities subject to the PRC jurisdiction, primarily electric and gas distribution, and transmission assets and activities (collectively, the "Regulated Business"), be separated from competitive businesses, primarily electric generation and service and certain other energy services (collectively, the "Deregulated Competitive Businesses"). Such separation is required to be accomplished through the creation of at least two separate corporations. The Company has decided to accomplish the mandated separation by the formation of a holding company and the transfer of the Regulated Businesses to a newly-created, wholly-owned subsidiary of the holding company, subject to various approvals. The holding company structure is expressly authorized by the Restructuring Act. Corporate separation of the Regulated Business from the Deregulated Competitive Businesses must be completed by August 1, 2001 under existing PRC orders. Completion of corporate separation will require a number of regulatory approvals by, among others, the PRC and the Securities and Exchange Commission. Approvals from the Federal Energy Regulatory Commission and the Nuclear Regulatory Commission have been obtained. Hearings on the corporate separation have been completed before a PRC hearing examiner, and briefs have been submitted. Other parties to the PRC case have asked for delays in approval until after the New Mexico legislature has had a chance in the first quarter of 2001 to act based on the recent deregulation experience in California. The Company is unable to predict whether a delay will be granted.

In June 2000, shareholders approved the separation and related share exchange; however, completion of corporate separation will also require certain other consents. Completion may also entail significant restructuring activities with respect to the Company's existing liquidity arrangements and the Company's publicly-held senior unsecured notes of which $368 million were outstanding as of September 30, 2000. Holders of the Company's senior unsecured notes, $100 million at 7.5% and $268.4 million at 7.1%, may be offered the opportunity to exchange their securities for similar senior unsecured notes of the newly created regulated business (see "Liquidity and Capital Resources - Financing Activities and Proposed Holding Company Plan" above).

Stranded Costs

The Restructuring Act recognizes that electric utilities should be permitted a reasonable opportunity to recover an appropriate amount of the costs previously incurred in providing electric service to their customers ("stranded costs"). Stranded costs represent all costs associated with generation related assets, currently in rates, in excess of the expected competitive market price and include plant decommissioning costs, regulatory assets, and lease and lease-related costs. Utilities will be allowed to recover no less than 50% of stranded costs through a non-bypassable charge on all customer bills for five years after implementation of customer choice. The PRC could authorize a utility to recover up to 100% of its stranded costs if the PRC finds that recovery of more than 50%: (i) is in the public interest; (ii) is necessary to maintain the financial integrity of the public utility; (iii) is necessary to continue adequate and reliable service; and (iv) will not cause an increase in rates to residential or small business customers during the transition period. The Restructuring Act also allows for the recovery of nuclear decommissioning costs by means of a separate wires charge over the life of the underlying generation assets (see "NRC Prefunding" below).

Approximately $134 million of costs associated with the Deregulated Competitive Business were established as regulatory assets. The Company expects to recover these regulatory assets along with other stranded costs associated with the Deregulated Competitive Business through its stranded costs recovery. As a result, these regulatory assets continue to be classified as regulatory assets, although the Company has discontinued Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71) and adopted Statement of Financial Accounting Standards No. 101, "Regulated Enterprises--Accounting for the Discontinuance of Application of FASB Statement 71." Stranded costs include other operating costs in excess of the established regulatory assets. On May 31, 2000, the Company filed with the PRC its proposal to recover its stranded costs. These costs, excluding nuclear decommissioning costs, total a present value of $691.6 million. In addition, stranded costs associated with decommissioning the Company's portion of the Palo Verde nuclear plant total an additional present value of $44.4 million. This amount considers the effect of expected earnings on PNM's qualified nuclear decommissioning trusts.

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

If the current discussions with the PRC staff and other parties result in a settlement in which the amount the Company recovers for stranded costs is less than the amount it has recorded on the balance sheet as regulatory assets, the Company will be required to write-off the difference between its recovery of these costs and the amount it has currently recorded. The final outcome of these discussions is unknown at the current time (see "Restructuring the Electric Utility Industry").

Transition Cost Recovery

In addition, the Restructuring Act authorizes utilities to recover in full any prudent and reasonable costs incurred in implementing full open access ("transition costs"). These transition costs will be recovered through 2007 by means of a separate wires charge. The PRC may extend this date by up to one year. The Company is still evaluating its expected transition costs and has not made a final determination of those costs. The Company, however, currently estimates that these costs will be approximately $46 million, including allowances for certain costs which are non-deductible for income tax purposes. Transition costs for which the Company will seek recovery include professional fees, financing costs including underwriting fees, consents relating to the transfer of assets, management information system changes including billing system changes and public and customer education and communications. Recoverable transition costs are currently being capitalized and will be amortized over the recovery period to match related revenues. The Company intends to vigorously pursue remedies available to it should the PRC disallow recovery of reasonable transition costs. Costs not recoverable will be expensed when incurred unless these costs are otherwise permitted to be capitalized under current and future accounting rules. If the amount of non-recoverable transition costs is material, the resulting charge to earnings may have a material effect on the future financial results and position of the Company.

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

The Company will continue its Deregulated Competitive Businesses following the restructuring, which will be subject to market conditions. Following the separation as required by the Restructuring Act, in support of its wholesale trading operations, the Company is targeting to double its generating capacity and triple its sales volume. Avistar, the Company's current non-regulated subsidiary, provides services in the areas of utility management for municipalities and other communities, remote metering and development of energy conservation and supply projects for federal government facilities. The Company does not anticipate an earnings contribution from Avistar over the next few years.

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

The following is a summary of the allowance for doubtful accounts during for the three months ended September 30, 2000 and year ended December 31, 1999:

                                                      September 30, December 31,
                                                          2000          1999
                                                      ------------- -----------
                                                           (In thousands)
 Allowance for doubtful accounts, beginning
   of year............................................   $ 12,504    $    836
 Bad debt accrual.....................................      5,022      11,496
 Less:  Write off (adjustments) of uncollectible
   Accounts...........................................     11,730        (172)
                                                         --------    ---------
 Allowance for doubtful accounts, end of period ......   $  5,796    $ 12,504
                                                         ========    =========

The Company continues to analyze its delinquent accounts resulting from the problems associated with the implementation of the new customer billing system. As a result, the Company has determined that $11.7 million of customer receivables will not be collectible. Based upon information available at September 30, 2000, the Company believes the allowance for doubtful accounts of $5.8 million is adequate for management's estimate of potential uncollectible accounts.

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

As part of the settlement, the Company agreed that certain changes to the language of the retail tariff under which Kirtland Air Force Base ("KAFB") currently takes service would be considered in a separate proceeding before the PRC. Hearings on this issue have not yet been scheduled. The PRC is considering briefs submitted by the parties addressing the scope of the proceeding. KAFB has not renewed its electric service contract with the Company that expired in December 1999 but continues to purchase retail service from the Company.

GAS RATE ORDERS

In April 2000, the New Mexico Supreme Court ("Supreme Court") ruled in favor of the Company in overturning a $6.9 million rate reduction imposed on the Company's natural gas utility by the state's former Public Utility Commission ("PUC") in 1997 for its 1995 gas rate case. Although the Supreme Court upheld certain portions of the gas rate case order by the PUC, the Supreme Court vacated the rate order as "unreasonable and unlawful" because certain disallowances ordered by the PUC unreasonably hindered the Company's ability to earn a fair rate of return. The case was remanded to the PRC. In addition in March 2000, the Supreme Court vacated the PUC's final order in the Company's 1997 gas rate case and remanded it back to the PRC. The Supreme Court specifically rejected portions of the final order requiring the Company to offer residential customers a choice of utility access fees.

Rate Case Settlement

On October 24, 2000, the PRC issued a final order approving a stipulation negotiated in the third quarter between the Company and the PRC staff which resolved all issues raised by the two remanded rate cases. The final order adds approximately $1.2 million to the Company's revenues in the final quarter of 2000, $4.7 million in 2001, and $3.9 million in 2002. The Company has reversed certain reserves against costs recovered in the settlement that were recorded against earnings at the time of the original regulatory orders, resulting in a one-time pre-tax gain of $4.6 million. This amount will be collected from customers in rates over the next 12 years.

Effects of Certain EVENTS ON Future Revenues

During the second quarter, regional wholesale electricity prices reached $750 per MWh. In the third quarter, 2000, due to the unusually high price levels experienced in the spring and early summer of this year, the California ISO Board imposed a price cap of $250 per MWh for real time purchases. In addition to sales to the California PX and ISO markets, the Company sells power to customers in other jurisdictions whose prices are influenced by the California ISO caps. Price controls, such as those imposed in California, could have a material adverse effect on the Generation Operations' revenue growth.

On November 1, 2000, the Federal Energy Regulatory Commission ("FERC") entered an order in response to numerous complaints regarding events and prices in the California markets in which it found that market structure these factors, combined with an imbalance of supply and demand, caused and continue to have the potential to cause unjust and unreasonable rates for sales of short term energy under certain conditions. FERC therefore proposed changes to the auction procedures in the California markets and enhanced reporting requirements for sellers bidding a price in excess of $150 per MWh as a method for mitigating prices that have been alleged to be excessive as well as other short and longer-term remedies. FERC declined to order refunds for past collections, but did confirm a refund obligation in a previous order, which it stated would cover the period from October 2, 2000 through December 31, 2002 as a condition of authorization to make sales at market rates. FERC did not order any refunds, but attempted to establish a "circumscribed" refund liability, and stated that it may order refunds if certain conditions are met, subject to certain to certain cost-based limitations.

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

On October 4, 1999, Western Area Power Administration ("Western") filed a petition at the FERC requesting the FERC, on an expedited basis, to order the Company to provide network transmission service to Western under the Company's Open Access Transmission Tariff on behalf of the United States Department of Energy ("DOE") as contracting agent for KAFB. The Company is opposing the Western petition and intends to litigate this matter vigorously. The net revenue reduction to the Company if the DOE replaces the Company as the power supplier to KAFB is estimated to be approximately $7.0 million annually. Nevertheless, even if the DOE were to replace the Company as the power supplier to KAFB, any resulting loss of revenue to the Company would be mitigated by selling the associated energy into the wholesale power market.

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

The Company has reached an agreement with SJCC and Tucson Electric Power ("TEP") to replace these two surface mining operations with a single underground mine located adjacent to the plant. Underground mining is expected to provide a higher quality coal at a lower cost per ton. The new mine will use the longwall mining technique and is expected to ramp to full station supply by the end of 2002.

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

NEW SOURCE REVIEW RULES

The United States Environmental Protection Agency ("EPA") has proposed changes to its New Source Review ("NSR") rules that could result in many actions at power plants that have previously been considered routine repair and maintenance activities (and hence not subject to the application of NSR requirements) as now being subject to NSR. In November 1999, the Department of Justice at the request of the EPA filed complaints against seven companies alleging the companies over the past 25 years had made modifications to their plants in violation of the NSR requirements, and in some cases the New Source Performance Standards ("NSPS") regulations. Whether or not the EPA will prevail is unclear at this time. The EPA has reached a settlement with one of the companies sued by the Justice Department. No complaint has been filed against the Company, and the Company believes that all of the routine maintenance, repair, and replacement work undertaken at its power plants was and continues to be in accordance with the requirements of NSR and NSPS. However, by letter dated October 23, 2000, the New Mexico Environment Department ("NMED") made an information request of the Company, advising the Company that the NMED was in the process of assisting the EPA in the EPA's nationwide effort "of verifying that changes made at the country's utilities have not inadvertently triggered a modification under the Clean Air Act's Prevention of Significant Determination ("PSD") policies." The Company intends to respond in a timely fashion to the NMED information request.

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

Labor Union Negotiations

The collective bargaining agreement between the Company and the International Brotherhood of Electrical Workers Local Union 611 ("IBEW") which covers the approximately 654 bargaining unit employees in the regulated and competitive, deregulated operations expired on May 1, 2000, but continued in full force and effect while the parties negotiated. The successor agreement was reached on August 22, 2000 and was ratified by IBEW members on September 2, 2000. The IBEW's charge with the National Labor Relations Board ("NLRB") alleging the Company has bargained in bad faith, and by its actions has committed an unfair labor practice is pending. The Company will vigorously defend against the Union's allegations.

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

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS 133"): SFAS 133 establishes accounting and reporting standards requiring derivative instruments to be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 also requires that changes in the derivatives' fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivative gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. In June 1999, FASB issued SFAS 137 to amend the effective date for the compliance of SFAS 133 to January 1, 2001. In June 2000, the FASB issued SFAS 138 that provides certain amendments to SFAS 133. The amendments, among other things, expand the normal sales and purchases exception to contracts that implicitly or explicitly permit net settlement and contracts that have a market mechanism to facilitate net settlement. The expanded exception excludes a significant portion of the Company's contracts that previously would have required valuation under SFAS
133. The Company identified all financial instruments currently existing in the Company in compliance with the provisions of SFAS 133 and SFAS 138. As a result of the SFAS 138 amendment to SFAS 133 and the internal review of contracts, the Company does not believe that the impact of SFAS 133 will be material as most of the Company's derivative instruments result in physical delivery or are marked-to-market under EITF 98-10.

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

The Company uses value at risk ("VAR") to quantify the potential exposure to market movement on its open contracts and excess generating assets. The VAR is calculated utilizing the variance/co-variance methodology over a three day period within a 99% confidence level. The Company's VAR as of September 30, 2000 from its electric trading contracts and gas purchase contracts was $18.9 million.

The  Company's  wholesale  power  marketing  operations,   including  both  firm
commitments and trading activities, are managed through an asset backed strategy, whereby the Company's aggregate net open position is covered by its own excess generation capabilities. The Company is exposed to market risk if its generation capabilities were disrupted or if its jurisdictional load requirements were greater than anticipated. If the Company were required to cover all or a portion of its net open contract position, it would have to meet its commitments through market purchases. The Company's value-at-risk calculation considers this exposure.

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

On May 2, 2000, the PRC issued an order reactivating the case on remand to consider whether any portion of the NMPUC's final order on remand should be readopted consistent with the Supreme Court's opinion and order, and any other issues and requests for relief raised by the parties in the proceedings on remand. On June 29, 2000, the hearing examiner appointed to preside over the case on remand recommended dismissal of this case with prejudice. On July 25, 2000, the PRC issued a final order adopting the hearing examiners recommendation, which became nonappealable on August 24, 2000.

In addition, hearings were held at the FERC in late February, regarding the issue of whether the Company - Gallup Agreement requires the Company to transmit power to Gallup for delivery at the Yah-Ta-Hey Substation. On May 16, 2000, an administrative law judge of the FERC ruled in the Company's favor, which ruling became final August 10, 2000.

San Diego Gas and Electric Company ("SDG&E") Complaints

SDG&E filed five separate and similar complaints with the FERC, alleging that certain charges under the Company's 100 MW power sales agreement with SDG&E were unjust, unreasonable and unduly discriminatory.

As previously reported, on June 8, 2000, the Presiding FERC Administrative Law Judge entered an Initial Decision Terminating Proceedings (the "Initial Decision"). The Initial Decision found that SDG&E would be unable to satisfy its burden of proof in the pending complaints because the evidence did not support a finding that the rates at issue were contrary to the public interest. Accordingly, the Administrative Law Judge ordered, subject to review by the FERC on appeal or upon its own motion, that the proceeding be terminated. The result of the Initial Decision was tantamount to a decision on the merits favorable to the Company. On July 20, 2000, the FERC entered its Notice of Finality of Initial Decision stating that the FERC had decided not to initiate review of the Initial Decision and determining that the Initial Decision was a final order of the FERC. There have been no further proceedings and this matter is now concluded.

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

On July 14, 2000, the United States Court of Appeals for the District of Columbia issued its opinion denying the Company's motion for rehearing of the decision denying claims concerning the interpretation by EPA of tribal authority under the Clean Air Act. The Company has filed a petition for writ of certiorari to the United States Supreme Court. The Company cannot predict the outcome of this proceeding or any subsequent determinations by the EPA. There can be no assurance that the outcome of this matter will not have a material impact on the results of operations and financial position of the Company.

Nuclear Decommissioning Trust

As previously reported, in 1998, the Company and the trustee of the Company's master decommissioning trust sued several companies and individuals, in State District Court in Santa Fe County, for the under-performance of a corporate owned life insurance program. The program was used to fund a portion of the Company's nuclear decommissioning obligations for its 10.2% interest in PVNGS.

In August 1999, the Company filed an interlocutory appeal of one of the trial court's decisions regarding discovery to the New Mexico Court of Appeals. On June 22, 2000, the Court issued an opinion agreeing with the Company's argument and reversed the trial court. Subsequently, the parties reached a settlement agreement under which the complaint and counterclaim were dismissed with prejudice on September 5, 2000 and the Company and trustee received $13.8 million in settlement proceeds.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.      Exhibits:

        15.0          Letter Re:  Unaudited Interim Financial Information

        27            Financial Data Schedule


b.     Reports on Form 8-K:

Report dated and filed August 18, 2000 reporting PNM plans to buy back $35 million in common stock and PNM proposes settlement of gas rate cases.

Report dated and filed September 6, 2000 reporting the Company's Comparative Operating Statistics for the months of July 2000 and 1999 and the seven months ended July 31, 2000 and 1999 to provide investors with key monthly business indicators.

Report dated and filed September 19, 2000 reporting PNM raised its earnings estimates for the third quarter, for 2000 and for 2001.

Report dated and filed October 3, 2000 reporting Jeff Sterba, President and Chief Executive Officer of PNM, has been elected Chairman of the Company's Board of Directors.

Report dated and filed, October 3, 2000 reporting Jeff Sterba, President and Chief Executive Officer of PNM, encourages NM regulators to press on toward Electric Choice.

Report dated and filed, October 3, 2000 reporting the Company's Comparative Operating Statistics for the months of August 2000 and 1999 and the eight months ended August 31, 2000 and 1999 to provide investors with key monthly business indicators.

Report dated and filed, October 16, 2000 reporting the Company's Comparative Operating Statistics for the months of September 2000 and 1999 and the nine months ended September 30, 2000 and 1999 to provide investors with key monthly business indicators.

Report dated and filed, October 16, 2000 announcing PNM hosts third quarter earnings conference call on the web.

Report dated and filed, October 19, 2000 reporting the Company's Quarter and Nine Months Ended September 30, 2000 Earnings announcement and the Company's telephone conference call to discuss the Company's third quarter earnings that was broadcast.

b.     Reports on Form 8-K: (continued)

Report dated and filed, October 20, 2000 reporting PNM negotiates cost-saving revisions to San Juan Coal Contract.

Report dated and filed, October 31, 2000 reporting a slide presentation by the Company's Chairman, President and Chief Executive Officer, Jeff Sterba, at the Edison Electric Institute's 35th Annual Financial Conference on Tuesday, October 31, 2000.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 PUBLIC SERVICE COMPANY OF NEW MEXICO
                                 ---------------------------------------------
                                              (Registrant)


Date:   November 14, 2000                  /s/ John R. Loyack
                                 ---------------------------------------------
                                              John R. Loyack
                                    Vice President, Corporate Controller
                                       and Chief Accounting Officer
                                  (Officer duly authorized to sign this report)