Form 10-K
period 2000-12-31
PUBLIC SERVICE CO OF NEW MEXICO
filed 2001-02-22
CIK 81023

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

For the Fiscal Year Ended December 31, 2000     Commission File Number 1-6986

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

   The total number of shares of the Company's Common Stock outstanding as of January 31, 2001 was 39,117,799. On such date, the aggregate market value of the voting stock held by non-affiliates of the Company, as computed by reference to the New York Stock Exchange composite transaction closing price of $24.70 per share reported by The Wall Street Journal, was $966,209,635.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the following document are incorporated by reference into the indicated part of this report:

      Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the annual meeting of stockholders to be held on July 3, 2001 - PART III.

================================================================================

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

GLOSSARY................................................................... iv

                                     PART I

ITEM  1. BUSINESS..........................................................  1
           THE COMPANY.....................................................  1
           UTILITY OPERATIONS..............................................  1
               Electric Product Offering...................................  1
               Natural Gas Product Offering................................  2
           GENERATION AND TRADING OPERATIONS...............................  4
               Sources of Power............................................  7
               Fuel and Water Supply.......................................  8
           UNREGULATED OPERATIONS.......................................... 10
           DEREGULATION AND FORMATION OF HOLDING COMPANY................... 11
           PROPOSED RULEMAKINGS RELATED TO DEREGULATION.................... 12
           COMPETITION UNDER DEREGULATION.................................. 12
           RATES AND REGULATION............................................ 13
               Electric Rates and Regulation............................... 13
               Federal Electric Initiatives................................ 14
               Gas Rates and Regulation.................................... 15
           ENVIRONMENTAL MATTERS........................................... 16

ITEM  2. PROPERTIES........................................................ 19
           ELECTRIC........................................................ 19
               Fossil-Fueled Plants........................................ 19
               Nuclear Plant............................................... 20
               Other Electric Properties................................... 24
           NATURAL GAS..................................................... 25
           OTHER INFORMATION............................................... 25

ITEM  3. LEGAL PROCEEDINGS................................................. 25
           PVNGS Water Supply Litigation................................... 25
           San Juan River Adjudication..................................... 25
           Republic Savings Bank Litigation................................ 26
           Purported Navajo Environmental Regulation....................... 26
           Royalty Claims.................................................. 27
           KAFB Contract................................................... 28

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............... 29

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE COMPANY....................... 30

                                     PART II

ITEM  5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND
                 RELATED STOCKHOLDER MATTERS...............................  32

ITEM  6.   SELECTED FINANCIAL DATA.........................................  33

ITEM  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS...........................  34

ITEM  7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
             MARKET RISK ..................................................  73

ITEM  8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................... F-1

ITEM  9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT.................................................... E-1

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................. E-1

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
             ON FORM 8-K................................................... E-1

SIGNATURES.................................................................E-24

                                 GLOSSARY

Act..........................   The Clean Air Act - Amendments of 1990
Avistar......................   Avistar, Inc., an unregulated subsidiary of
                                   Public Service Company of New Mexico
AG...........................   New Mexico Attorney General
AMDAX........................   AMDAX.com, an equity investee of Avistar
Anaheim......................   City of Anaheim, California
APPA.........................   Arizona Power Pooling Association
APS..........................   Arizona Public Service Company
BHP..........................   BHP Minerals International, Inc.
BLM..........................   Bureau of Land Management
BTU..........................   British Thermal Unit
COA..........................   City of Albuquerque, New Mexico
Decatherm....................   1,000,000 BTUs
Delta........................   Delta-Person Limited Partnership, a New Mexico
                                   limited partnership
DOE..........................   United States Department of Energy
EIP..........................   Eastern Interconnection Project
El Paso......................   El Paso Electric Company
EPA..........................   United States Environmental Protection Agency
EPNG.........................   El Paso Natural Gas Company
FERC.........................   Federal Energy Regulatory Commission
FASB.........................   Financial Accounting Standards Board
Farmington...................   City of Farmington, New Mexico
FIP..........................   Federal Implementation Plan
Four Corners.................   Four Corners Power Plant
FPPCAC.......................   Fuel and Purchased Power Cost Adjustment Clause
Gallup.......................   City of Gallup, New Mexico
Gathering Company............   Sunterra Gas Gathering Company, a wholly-owned
                                  subsidiary of Public Service Company of
                                  New Mexico
ISO..........................   Independent System Operator
KAFB.........................   Kirtland Air Force Base
Kv...........................   Kilovolt
KW...........................   Kilowatt
KWh..........................   Kilowatt Hour
Los Alamos...................   The County of Los Alamos, New Mexico
mcf..........................   Thousand cubic feet
Meadows......................   Meadows Resources, Inc., a wholly-owned
                                  subsidiary of Public Service Company of
                                  New Mexico
M-S-R........................   M-S-R Public Power Agency, a California public
                                  power agency
MW...........................   Megawatt
MWh..........................   Megawatt Hour
NMED.........................   New Mexico Environment Department
NMPUC........................   New Mexico Public Utility Commission
NRC..........................   United States Nuclear Regulatory Commission

NSPS.........................   New Source Performance Standards
NSR..........................   New Source Review
OCD..........................   New Mexico Oil Conservation Division
PGAC.........................   The Company's Purchased Gas Adjustment Clause
PG&E.........................   Pacific Gas and Electric Company
PLP..........................   Cobisa-Person Limited Partnership
PPA..........................   Power Purchase Agreement
PRC..........................   New Mexico Public Regulation Commission,
                                  successor of the NMPUC
Processing Company...........   Sunterra Gas Processing Company, a wholly-owned
                                  subsidiary of Public Service Company of
                                  New Mexico
PSD..........................   Prevention of Significance Determination
PVNGS........................   Palo Verde Nuclear Generating Station
RCRA.........................   Resource Conservation and Recovery Act
RHC..........................   Republic Holding Company
RSB..........................   Republic Savings Bank
RTO..........................   Regional Transmission Organization
Reeves Station...............   Reeves Generating Station
Salt River Project...........   Salt River Project Agricultural Improvement and
                                  Power District
SCE..........................   Southern California Edison Company
SCPPA........................   Southern California Public Power Authority
SDG&E........................   San Diego Gas and Electric Company
SEC..........................   Securities and Exchange Commission
SJCC.........................   San Juan Coal Company
SJGS.........................   San Juan Generating Station
SPS..........................   Southwestern Public Service Company
TNP..........................   Texas-New Mexico Power Company
Throughput...................   Volumes of gas delivered, whether or not owned
                                  by the Company
Tri-State....................   Tri-State Generation and Transmission
                                  Association, Inc.
Tucson.......................   Tucson Electric Power Company
UAMPS........................   Utah Associated Municipal Power Systems
USBR.........................   United States Bureau of Reclamation
USEC.........................   United States Enrichment Corporation
WGA..........................   Western Governors Association
WRAP.........................   Western Regional Air Partnership
Waste Act....................   Nuclear Waste Policy Act of 1982, as amended
                                  in 1987
WAPA.........................   Western Area Power Administration
Williams.....................   Williams Gas Processing-Blanco, Inc., a
                                  subsidiary of the Williams Field Services
                                  Group, Inc., of Tulsa, Oklahoma

                                     PART I

ITEM 1.  BUSINESS
                                   THE COMPANY

        Public Service Company of New Mexico (the "Company") was incorporated in the State of New Mexico in 1917 and has its principal offices at Alvarado Square, Albuquerque, New Mexico 87158 (telephone number 505-241-2700). The Company is a public utility primarily engaged in the generation, transmission, distribution, sale and trading of electricity and in the transmission, distribution and sale of natural gas within the State of New Mexico. In addition, in pursuing new business opportunities, the Company is focusing on energy and utility related services under Avistar, its wholly-owned unregulated subsidiary.

       On November 9, 2000, the Company and Western Resources, Inc. ("Western Resources") announced that both companies' boards of directors approved an agreement under which the Company will acquire the Western Resources electric utility operations in a tax-free, stock-for-stock transaction. The transaction is expected to close promptly after all of the conditions to its consummation are fulfilled, including the spin off to Western Resources' shareholders of Western Resources' non-utility assets, approval from both companies' shareholders and customary regulatory approvals. (See Part II, Item 7. - "Management's Discussion And Analysis Of Financial Condition and Results Of Operations - Acquisition Of Western Resources Electric Operations").

       As of December 31, 2000, the Company employed 2,667 persons.

       In response to the changes in the utility industry, the Company has reorganized its management structure. In 2000, the Company began operating as three distinct business units: (1) Utility Operations, (2) Generation and Trading Operations and (3) Unregulated Operations. Utility Operations include the Electric Product Offering ("Electric") and the Natural Gas Product Offering ("Gas"). Electric consists of the distribution of electricity, as well as all activities related to the Company's electric transmission operations. Gas includes the transportation and distribution of natural gas to end-users. Both offerings include related activities such as marketing and customer service. The Generation and Trading Operations include all production and purchase of energy, the sale of wholesale energy to Utility Operations and third parties as well as energy trading activities. Unregulated Operations provide energy related services.

        Financial information relating to amounts of revenue, net income and total assets of the Company's business units or reportable segments is contained in note 1 of the notes to consolidated financial statements.

                               UTILITY OPERATIONS

Electric

        The Company provides jurisdictional retail electric service to a large area of north central New Mexico, including the COA and the City of Santa Fe, and certain other areas of New Mexico. For the twelve months ended December 31, 2000, 1999, 1998, 1997 and 1996, retail sales revenues, which include distribution and transmission sales, were $518.7 million, $522.5 million, $536.4 million, $519.5 million and $507.8 million, respectively, and approximately

369,000,  361,000,  358,000,  349,000 and  342,000  retail  electric  customers, respectively, were served by the Company. The largest retail electric customer served by the Company accounted for approximately 4.1% of the Company's total retail electric revenues for the year ended December 31, 2000.

       For the years 1996 through 2000, retail KWh sales have grown at a compound annual rate of approximately 2.87%. The Albuquerque Chamber of Commerce forecasts that the COA's population growth will be 5.95% over the next five years. The Company's system peak demands in summer and winter are shown in the following table:

                               SYSTEM PEAK DEMAND
                                   (Megawatts)

                           2000        1999        1998        1997        1996
                           ----        ----        ----        ----        ----

Summer ...............     1,368       1,291       1,313       1,209       1,217
Winter ...............     1,211       1,161       1,135       1,142       1,111

        The Company holds long-term, non-exclusive franchise agreements for its electric retail operations, expiring between July 2001, and November 2028. These franchise agreements provide the Company access to public rights-of-way for placement of the Company's electric facilities. The COA, City of Santa Fe, Town of Cochiti Lake, Bernalillo County, Luna County, Sandoval County and San Miguel County franchises have expired. Customers in the areas covered by the expired franchises represent in the aggregate approximately 73.13% of the Company's 2000 total electric operating revenues, and no other franchise area represents more than 8.35%. The Company continues to collect and pay franchise fees to the COA, City of Santa Fe and the Town of Cochiti Lake. The Company currently does not pay franchise fees to Bernalillo County, Luna County, Sandoval County and San Miguel County. The Company remains obligated under state law to provide service to customers in the franchise area even in the absence of a franchise agreement.

        Electric procures all of its electric power needs from the Company's Generation and Trading Operations. These intersegment sales are priced using internally developed transfer pricing and are not based on market rates. Customer electric rates are regulated by the PRC and determined on a basis that includes the recovery of the cost of power production by the Company's
Generation and Trading Operations and a return on the related assets, among other things.

        The Company owns or leases 2,781 circuit miles of transmission lines, interconnected with other utilities east into Texas, west into Arizona, and north into Colorado and Utah. Due to rapid load growth in the Company's service territory in recent years, most of the capacity on this transmission system is fully committed and there is no additional access available on a firm commitment basis. These factors, together with significant physical constraints in the system, limit the ability to wheel power into the Company's service area from outside the state.

Gas

Service Area and Customers

        The Company's Gas operations distribute natural gas to most of the major communities in New Mexico, including the COA and the city of Santa Fe, serving approximately 435,000, 426,000, 419,000, 410,000 and 401,000 customers as of
December 31, 2000, 1999, 1998, 1997 and 1996, respectively. The COA metropolitan area accounts for approximately 52% of the total sales-service customers. The Company holds long-term, non-exclusive franchises with varying expiration dates in all incorporated communities requiring franchise agreements except for the COA, the franchise agreement for which expired on January 28, 1998. The
Company's customer base includes both sales-service customers and transportation-service customers.

       Sales-service customers purchase natural gas and receive transportation and delivery services from the Company for which the Company receives both cost-of-gas and cost-of-service revenues. Cost-of-gas revenues collected from on-system sales-service customers are recovered in accordance with PRC rules and regulations and represent a pass-through of the Company's cost of natural gas to the customer. Since the Company obtains its natural gas supply on the open market from non-affiliated third-party producers, the Company's operating results are not affected by an increase or decrease in natural gas prices. Additionally, the Company makes occasional gas sales to off-system customers. Off-system sales deliveries generally occur at interstate pipeline interconnects with the Company's system.

       Transportation-service customers, who procure gas independently of the Company and contract with the Company for transportation and related services, provide the Company with cost-of-service revenues only. Transportation services are provided to gas marketers, producers and end users for delivery to locations throughout the Company's distribution systems, as well as for delivery to interstate pipelines. The Company provided gas transportation deliveries to approximately 1,251 gas marketers, producers and end users during 2000.

       For the twelve months ended December 31, 2000, the Company's Gas operations had throughput of approximately 95.0 million decatherms, including sales of 50.1 million decatherms to both sales-service customers and off-system customers. No single sales-service customer accounted for more than 5.8% of the Company's therm sales in 2000. During 2000, approximately 47% of the Company's total gas throughput was related to transportation gas deliveries. The Company's transportation rates are unbundled, and transportation customers only pay for the service they receive. The Company's total gas operating revenues for the year ended December 31, 2000, were approximately $320 million. Cost-of-gas revenues, received from sales-service and off-system customers, and other PGAC related revenues accounted for approximately 59.9% of the Company's total gas operating revenues. Since a major portion of the Company's load is related to heating, levels of therm sales are affected by weather. Approximately 52% of the Company's total therm sales in 2000 occurred in the months of January, February, November and December.

Natural Gas Supply

       The Company obtains its supply of natural gas primarily from sources within New Mexico pursuant to contracts with third party producers and marketers. These contracts are generally sufficient to meet the Company's peak-day demand. The Company serves certain cities which depend on EPNG or Transwestern Pipeline Company for transportation of gas supplies. Because these cities are not directly connected to the Company's transmission facilities, gas transported by these companies is the sole supply source for those cities. Such transportation is regulated by FERC. As a result of FERC Order 636, the Company's options for transporting gas to such cities and other portions of its distribution system have increased.

Natural Gas Sales

        The following table shows gas throughput by customer class:

                                 GAS THROUGHPUT
                            (Millions of decatherms)

                                  2000      1999     1998       1997       1996
                                  ----      ----     ----       ----       ----

Residential ..................    29.1      29.3     30.3       30.7       27.4
Commercial ...................    10.0      10.1     10.4       10.6        9.3
Industrial ...................     5.0       2.3      1.5        1.3        2.1
Public authorities ...........     3.0       2.9      3.4        4.2        2.6
Irrigation ...................     1.8       1.4      1.9        1.6        1.4
Sales for resale .............     0.1       1.2      1.2        1.2        0.8
Unbilled .....................    (0.5)      3.8     (1.3)      (0.2)       1.4
Transportation* ..............    45.0      40.2     36.4       34.0       47.1
Off-system sales .............     1.5       1.1      1.9        1.2        8.0
                                  ----      ----     ----       ----      -----
                                  95.0      92.3     85.7       84.6      100.1
                                  ====      ====     ====       ====      =====

        The following table shows gas revenues by customer class:

                                  GAS REVENUES
                             (Thousands of dollars)

                           2000       1999       1998        1997        1996
                           ----       ----       ----        ----        ----

Residential ...........  $191,095   $148,968   $161,153    $187,563    $129,911
Commercial ............    52,926     36,528     42,680      50,502      33,022
Industrial ............    24,208      8,550      4,887       4,536       5,179
Public authorities ....    13,704      9,782     12,610      17,577       8,018
Irrigation ............     8,016      4,229      5,780       5,041       3,252
Sales for resale ......       381      2,530      3,596       4,465       2,106
Unbilled ..............       174      4,107       (955)     (2,172)      2,678
Transportation* .......    14,163     12,390     13,464      14,172      17,215
Liquids ...............     4,513      1,867      1,463       4,451       7,608
Off-system sales ......     5,291      2,357      3,816       1,926      14,352
Other .................     5,453      5,403      7,481       6,708       3,960
                         --------   --------   --------    --------    --------
                         $319,924   $236,711   $255,975    $294,769    $227,301
                         ========   ========   ========    ========    ========

* Customer owned gas

                        GENERATION AND TRADING OPERATIONS

       The Company's Generation and Trading Operations serve four principal markets. Sales to the Company's Utility Operations to cover jurisdictional electric demand and sales to firm-requirements wholesale customers, sometimes referred to collectively as "system" sales, comprise two of these markets. Intersegment sales to the Utility Operations are priced using internally developed transfer pricing and are not based on market rates. The third market consists of other contracted sales to third parties for which the Generation and Trading Operations commit to deliver a specified amount of capacity (measured in megawatts-MW) or energy (measured in megawatt hours-MWh) over a given period of time. The fourth market consists of energy sales from excess capacity made on an hourly basis at fluctuating, spot-market rates. Sales to the third and fourth markets are sometimes referred to collectively as "off-system" sales. These sales include the Company's wholesale power trading activities. The Company is connected to the Western area power grid, which includes California and the surrounding states, and therefore its wholesale power sales are into this market. The Western United States power market in 2000 and 2001 has been extremely volatile due to a power supply shortage and other constraints associated with the Western United States electricity market. (See Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Other issues facing the Company - Western United States Wholesale Power Market.)

Power Sales

        A significant portion of the Company's earnings is derived from its off-system sales. The Company has been very successful in developing its wholesale power trading activities in the Western United States. Management believes this success is due to its business strategy of providing electric power customized to meet the needs of large customers who by their size are unable to develop special products to meet unique size, timing, or transmission needs. This niche marketing strategy is based on the Company's strategic transmission capabilities and an asset-backed trading methodology whereby the Company's net open position is always supported by its generation capacity excluded from its jurisdictional rates or by its excess capacity. This asset-backed trading methodology helps to mitigate the risks inherent in the Company's trading activities. The Company also utilizes long-term transactions to enhance its product offering.

       A significant portion of the Company's growth strategy is based on growth in off-system sales. The Company's business plan calls for the expansion of its wholesale power trading operation and the acquisition or development of additional generating capacity to support this growth under the Company's asset-backed trading methodology. This growth strategy provided the basis for the proposed acquisition of Western's utility assets.

       The following table shows electric sales by customer class:

                     GENERATION AND TRADING SALES BY MARKET
                                (Megawatt hours)

                                         2000         1999         1998         1997         1996
                                         ----         ----         ----         ----         ----

Intersegment sales .................   7,088,943    6,803,583    6,739,874    6,534,899    6,406,296
Firm-requirements wholesale ........     193,853      179,249      278,615      278,727      282,534
Other contracted off-system sales ..   7,385,266    6,196,499    4,033,931    3,790,081    2,928,321
Hourly energy sales ................   4,773,009    4,795,873    4,469,769    2,716,835    1,364,365
                                      ----------   ----------   ----------   ----------   ----------
                                      19,441,071   17,975,204   15,522,189   13,320,542   10,981,516
                                      ==========   ==========   ==========   ==========   ==========


       The following table shows revenues by customer class:

                    GENERATION AND TRADING REVENUES BY MARKET
                             (Thousands of dollars)

                                         2000         1999         1998         1997         1996
                                         ----         ----         ----         ----         ----

Intersegment sales .................  $  324,744   $  318,872   $  362,722   $  370,019   $  380,000
Firm-requirements wholesale ........       6,568        7,046       10,708       10,690       12,359
Other contracted off-system sales ..     371,900      226,773      142,115      118,876       86,689
Hourly energy sales ................     369,724      131,549      122,156       55,768       22,281
Other ..............................       2,242        5,741        4,657       14,269       13,374
                                      ----------   ----------   ----------   ----------   ----------
                                      $1,075,178   $  689,981   $  642,358   $  569,622   $  514,703
                                      ==========   ==========   ==========   ==========   ==========

       Certain  of  the   Company's   generation   assets  are   excluded   from
jurisdictional electric rates. In 1988, the NMPUC excluded 130MW of San Juan Unit 4, all of PVNGS Unit 3 and a power purchase contract, which expired in 1995. As a result, the Company developed a bulk power marketing and trading operation to sell the generation from its excluded assets that no longer generated a return in rate base. These activities include the forward purchase and sale of electricity to take advantage of market price opportunities in the electric wholesale market. The Company's wholesale power marketing area continues to increase its scope of trading activities. During 2000, 1999 and 1998, the Company's sales in the off-system markets accounted for approximately 63%, 61% and 55%, respectively, of its total KWh sales and approximately 69%, 52% and 41%, respectively, of its total revenues from Generation and Trading sales. Of the total off-system sales made in 2000 and 1999, 78% were transacted through purchases for resale.

       In 1990, the NMPUC established an off-system sales methodology that provided for a sharing mechanism between the included and excluded generation assets and power purchase contracts. Subsequent rate cases to the present continued to utilize this methodology. As a result, since 1990 electric customers have received over $300 million in rate benefits from the Company's wholesale power marketing activities. This is without consideration of the benefits inherent in the jurisdictional load growth. As of December 31, 1998, the assets included in the electric customer rate base no longer had any excess capacity for purposes of certain portions of the sharing mechanism. The last rate case (see Rates and Regulation - Electric Rates and Regulation - Electric Rate Case) froze rates, without possibility of change in rates prior to January 1, 2003.

        The Company has entered into various firm off-system sales contracts. These contracts contain fixed capacity charges in addition to energy charges. The SDG&E contract requires SDG&E to purchase 100 MW from the Company through April 2001. The APPA contract requires APPA to purchase varying amounts of power from the Company through May 2008 and allows APPA to make adjustments to the purchase amounts subject to certain notice provisions. APPA invoked its option to reduce its peak demand in 2000 from 74 MW to 68 MW. For 2001, APPA has invoked its option to increase its peak demand to 92 MW. The Company furnished firm-requirements wholesale power in New Mexico in 2000 to the City of Gallup. The Company is committed to provide service to the City of Gallup through April 2003. Average monthly demands under the City of Gallup contract for 2000 were approximately 27 MW. Beginning July 2000, the Company began serving Navopache Electric Cooperative firm requirements service under the provisions of a 10 year contract. Average monthly demand for Navopache is expected to be 50 MW. No firm requirements wholesale customer accounted for more than 0.9% of the Company's total electric sales for resale revenues for the year ended December 31, 2000.

       Sources of Power

        As of December 31, 2000, the total net generation capacity of facilities owned or leased by the Company was 1,521 MW, excluding the PPA discussed below which would bring the total to 1,653 MW. The Company is committed to increasing its utilization of its major generation capacity at SJGS, Four Corners and PVNGS. SJGS is directly operated by the Company. In 2000, the plant's equivalent availability and capacity factor performance ranked in the 95th percentile of the 403 coal-fired power plants in the nation. SJGS's equivalent availability and capacity factor were 88.9% and 85.6%, respectively, for the twelve months ended December 31, 2000 and 95.1% and 92.6% for the third quarter of 2000 when demand in the Western United States was at its highest. Capacity factors for Four Corners and PVNGS were 84.2% and 92.7%, respectively, in 2000, as compared to 86.9% and 93.2%, respectively, in 1999. Four Corners and PVNGS are operated by APS. (See Item 2. Properties).

        In addition to generation capacity, the Company purchases power in the market. The Company has a power purchase contract with SPS which originally provided for the purchase of up to 200 MW and expires in May 2011. The Company may reduce its purchases from SPS by 25 MW annually upon three years notice. The Company provided such notice to reduce its 1999 and 2000 purchases by 25 MW. The Company has 70 MW of contingent capacity obtained from El Paso under a transmission capacity for generation capacity trade arrangement through May 2004. Beginning June 2004 and continuing through June 2005 the capacity amount is 39 MW. In addition, the Company is interconnected with various utilities for economy interchanges and mutual assistance in emergencies. The Company actively trades in the wholesale power market and has entered into and anticipates that it will continue to enter into power purchases to accommodate its trading activity.

        In 1996, the Company entered into a long-term PPA for the rights to all the output of a new gas-fired generating plant. The plant has received FERC approval for "exempt wholesale generator" status with respect to the gas turbine generating unit. The PPA's maximum dependable capacity is 132 MW. In July 2000, the plant went into operation. The gas turbine generating unit is operated by Delta and is located on the Company's retired Person Generating Station site in COA. The site for the generating unit was chosen, in part, to provide needed benefits to the Company's constrained transmission system. Primary fuel for the gas turbine generating unit is natural gas, which is provided by the Company. In addition, the unit has the capability to utilize low sulfur fuel oil in the event natural gas is not available or cost effective. For accounting purposes, the PPA is treated as an operating lease.

Fuel and Water Supply

        The percentages of the Company's generation of electricity (on the basis of KWh) fueled by coal, nuclear fuel and gas and oil, and the average costs to the Company of those fuels (in cents per million BTU), during the past five years were as follows:

                      Coal                 Nuclear              Gas and Oil
             ---------------------   --------------------   --------------------
             Percent of    Average   Percent of   Average   Percent of   Average
             ----------    -------   ----------   -------   ----------   -------

1996.........   68.9        159.3       30.4       49.7         0.7       238.2
1997.........   68.1        152.7       31.1       48.3         0.8       326.6
1998.........   68.2        155.3       30.8       46.5         1.0       324.6
1999.........   67.6        165.3       31.0       47.4         1.4       331.9
2000.........   68.0        165.3       29.8       45.4         2.2       482.6

       The estimated generation mix for 2001 is 67.3% coal, 29.6% nuclear and 3.1% gas and oil. Due to locally available natural gas and oil supplies, the utilization of locally available coal deposits and the generally abundant supply of nuclear fuel, the Company believes that adequate sources of fuel are available for its generating stations into the foreseeable future.

Coal

       The coal requirements for the SJGS are being supplied by SJCC, a wholly-owned subsidiary of BHP, who holds certain Federal, state and private coal leases under a Coal Sales Agreement, pursuant to which SJCC will supply processed coal for operation of the SJGS until 2017. BHP guaranteed the obligations of SJCC under the agreement, which contemplates the delivery of approximately 87 million tons of coal during its remaining term. That amount would supply substantially all the requirements of the SJGS through approximately 2017.

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

       The Company has reached an agreement with SJCC and Tucson to replace these two surface mining operations with a single underground mine located adjacent to the plant. Underground mining is expected to provide a higher quality coal at a lower cost per ton. The new mine will use the longwall mining technique and is expected to ramp to full station supply by the end of 2002.

       Four Corners is supplied with coal under a fuel agreement between the owners and BHP, under which BHP agreed to supply all the coal requirements for the life of the plant. The current fuel agreement expires December 31, 2004. It is anticipated that negotiations for an extension will be initiated in the near future. BHP holds a long-term coal mining lease, with options for renewal, from the Navajo Nation and operates a surface mine adjacent to Four Corners with the coal supply expected to be sufficient to supply the units for their estimated useful lives.

Natural Gas

        The natural gas used as fuel for the Company's COA electric generating plant (Reeves Station and the PPA) is delivered by the Company's Natural Gas Product Offering. (See "Natural Gas Product Offering"). In addition to rate changes under filed tariffs, the Company's cost of gas increases or decreases according to the average cost of the available gas supply. The Company's Generation and Trading operations commenced a program to reduce its exposure to fluctuations in prices for natural gas as a fuel source for its generation. The 2000 fuel hedge program ended in October 2000. In 2001, the fuel hedge season will begin in April for 9 of 12 months. (See Footnote 5 to the Consolidated Financial Statements).

Nuclear Fuel

        The fuel cycle for PVNGS is comprised  of the  following  stages:
           o the mining and milling of uranium ore to produce uranium concentrates,
           o    the conversion of uranium concentrates to uranium hexafluoride,
           o    the enrichment of uranium hexafluoride,
           o    the fabrication of fuel assemblies,
           o    the utilization of fuel assemblies in reactors, and
           o    the storage and disposal of spent fuel.

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

        The PVNGS participants have contracted for uranium conversion services. Existing contracts and options could be utilized to meet approximately 70% of requirements in 2000, 75% of requirements in 2001, 80% of requirements in 2002 and zero percent of requirements thereafter. The PVNGS participants have an enrichment services contract and an enriched uranium product contract that furnish enrichment services required for the operation of the three PVNGS units through 2003. In addition, existing contracts will provide fuel assembly fabrication services through 2015 for each Palo Verde unit.

Water Supply

        Water for Four Corners and SJGS is obtained from the San Juan River. (See Item 3. - "Legal Proceedings- San Juan River Adjudication".) BHP holds rights to San Juan River water and committed a portion of those rights to Four Corners through the life of the plant. The Company and Tucson have a contract with the USBR ("USBR Contract") for consumption of 16,200 acre feet of water per year for the SJGS. The contract expires in 2005. In addition, the Company was granted the authority to consume 8,000 acre feet of water per year under a state permit that is held by BHP. The Company is of the opinion that sufficient water is under contract for the SJGS through 2005.

        In January 1993, the U.S. Fish and Wildlife Service proposed a portion of the San Juan River as critical habitat for two fish species. This designation may impact uses of the river and its flood plains and will require certain analysis under the Endangered Species Act of 1973 of all significant Federal actions. Renewal of the SJGS water contract would be considered a significant Federal action for these purposes.

        In June 1996, the Navajo Nation requested that the USBR withhold renewal of the USBR Contract due to water shortages of the Navajo Indian Irrigation Project. Other tribes in the Four Corners area also voiced concern to the USBR about the renewal by the Company of the USBR Contract. Due to the tribal concerns expressed, the Company began four-way discussions with the Jicarilla Apache Nation ("Jicarilla"), the Navajo Nation and USBR in July 1999 to resolve any outstanding issues related to the Company's proposed renewal of the USBR Contract. Those discussions are ongoing but have resulted in the Company pursuing an alternative water supply to replace the USBR Contract when it expires in 2005.

        In 2000, the Company signed a twenty-two year contract with Jicarilla, beginning in 2006, for the full 16,200 acre feet of water from the Jicarilla supply in Navajo Reservoir ("Jicarilla Contract"). The Jicarilla Contract is essentially equivalent to a renewed USBR Contract, the only material difference being that Jicarilla as opposed to USBR would be the contract supplier. Jicarilla has contract water in Navajo Reservoir pursuant to a water rights settlement approved by Congress in 1992 and a judicial decree that was entered February 24, 1999. The contract must still be approved by the USBR and is also subject to environmental approvals. Unlike a renewed USBR Contract, the Company would not be required to seek Congressional approval of a Jicarilla Contract.

       Additionally, the Company is in discussions with the Navajo Nation to settle claims the tribe may assert in connection with any environmental approvals that may be required for a Jicarilla Contract. The Jicarilla Contract is considered a Federal action that will require National Environmental Policy Act compliance as well as a Section 7 consultation under the Endangered Species Act. At this time, although the Company cannot predict the outcome of these discussions, it does not believe that a settlement with the Navajo Nation will have a material adverse effect on the Company's financial position or its results of operations.

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

                             UNREGULATED OPERATIONS

        The Company, through its wholly-owned subsidiary Avistar, has initiated several unregulated service and information related business lines to serve energy intensive customers. The business lines focus on energy efficient, advanced metering solutions and emerging technology platforms that are related to the Company's core energy businesses. In June 1999, the NMPUC issued a final order approving the Company's request to form and invest in a wholly-owned subsidiary, Avistar. Under the final order, the Company is permitted to invest a maximum of $50 million in the subsidiary, subject to the availability of the Company's retained earnings and to enter into reciprocal loan agreement for up to $30 million. To date, the Company has invested $35 million into Avistar's operations.

       Avistar acquired approximately a 25% ownership interest in AMDAX.com in January 2000. AMDAX has developed a proprietary auction platform designed to efficiently bring together electricity buyers and sellers in the deregulated natural gas and electricity markets. The rapidly evolving energy crisis in California has adversely affected AMDAX's business prospects and expected performance. Accordingly, the Company has recognized a valuation loss in 2000 to reflect the change in business prospects and market values of e-business entities.

       In the second quarter of 2000, Avistar invested $1 million in Nth Power Technologies ("Nth Power"), a venture capital firm focused on high-growth opportunities arising from the restructuring of the global energy marketplace. Avistar has a commitment to invest an additional $4 million. Nth Power has invested in a broad range of companies that are well positioned to lead in the emerging energy markets. The areas of investment include: distributed generation and storage; communications, control and information technology; end-use products; power quality; transmission and distribution automation; and outsourcing and business services.

       In December 2000, Avistar invested $10 million for a 5% ownership interest in MainStreet Networks, an Internet Gateway Service Provider. Together with local utilities, MainStreet Networks plans to provide low-cost, Internet-based services to homes through an Internet gateway attached at the customer's electric meter. The gateway captures meter reading data for the local utility. The gateway, in connection with an internet appliance developed by Mainstreet, allows customers to send and receive e-mail messages, shop online and access national news and customized community news and content.

                  DEREGULATION AND FORMATION OF HOLDING COMPANY

       Introduction of competitive market forces and restructuring of the electric utility industry in New Mexico continue to be key issues facing the Company. New Mexico's Electric Utility Industry Restructuring Act of 1999 (the "Restructuring Act"), which was enacted into law in April 1999, would begin to open the state's electric power market to customer choice beginning in 2002. The Restructuring Act would give schools, residential and small business customers the opportunity to choose among competing power suppliers beginning in January 2002. Competition would be expanded to include all customers starting in July 2002. Rural electric cooperatives and municipal electric systems have the option not to participate in the competitive market.

       Under the Restructuring Act, residential and small business customers who do not select a power supplier in the open market would buy their electricity through their local utility through "standard offer service" whereby the local distribution utility would procure power supplies through a process approved by the PRC. The local distribution utility system and related services such as billing and metering would continue to be regulated by the PRC, while transmission services and wholesale power sales would remain subject to Federal regulation.

       The Restructuring Act does not require utilities to divest their generating plants, but requires certain deregulated activities to be separated from activities regulated by the PRC through creation of at least two separate corporations. The Company plans to reorganize its operations by forming a holding company structure as a means of achieving the corporate and asset separation required by the Restructuring Act. The Company's plan for a holding company structure would separate the Company into two subsidiaries. In June 2000, shareholders approved the mandatory share exchange necessary to implement the holding company structure. If the Company receives all necessary regulatory and other approvals, all of the Company's electric and gas distribution and transmission assets and certain related liabilities would be transferred to a newly created subsidiary. After this asset transfer, this subsidiary will acquire the name "Public Service Company of New Mexico" (for purposes of this discussion, the subsidiary is referred to as "UtilityCo") and the corporation formerly named Public Service Company of New Mexico will be renamed Manzano Energy Corporation (for purposes of this discussion, the subsidiary is referred to as "PowerCo"). PowerCo would continue to own the Company's existing electric generation and certain other unregulated, competitive assets after completion of the transfer of the regulated business to the newly created utility subsidiary. UtilityCo, PowerCo and Avistar would be wholly-owned subsidiaries of the holding company.

       The New Mexico Legislature is currently considering various legislation that could delay open access for "customer choice" and other activities under the Restructuring Act, including corporate separation. For a discussion on the status of the formation of the holding company and corporate separation, see
Part II, Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Issues Facing the Company - The Restructuring Act, The Formation of the Holding Company and Corporate Separation".

                  PROPOSED RULEMAKINGS RELATED TO DEREGULATION

        In 1999, the PRC proposed certain rules that would apply to all utilities in implementing the Restructuring Act. These included a Code of Conduct that would govern relationships between a utility and its affiliate providing competitive power supply service, a Standard Offer Service rule governing utility procurement of generation service for certain customers who choose not to shop for power supply, a Customer Protection rule to address certain customer service procedures and potential problems associated with open access and a Competitive Power Supplier Licensing rule to provide PRC licensure of power supply merchants and brokers in the state. The Code of Conduct rule and the Standard Offer Service rule have been approved by the PRC, although it is considering whether to modify them due to turmoil in the California energy market. The Customer Protection and Competitive Power Supplier Licensing rules are awaiting final PRC action finalization.

                         COMPETITION UNDER DEREGULATION

        Under current law, the Company is not in any direct retail competition with any other regulated electric and gas utility. Nevertheless, the Company is subject to varying degrees of competition in certain territories adjacent by or within areas it serves that are also currently served by other utilities in its region as well as cooperatives, municipalities, electric districts and similar types of government organizations.

       As a result of the Restructuring Act in New Mexico, the Company may face competition from companies with greater financial and other resources in 2002. There can be no assurance that the Company will not face competition in the future that would adversely affect its results.

        The New Mexico Legislature is currently considering legislation that could delay open access and other activities under the Restructuring Act, including corporate separation. A delay without providing business flexibility could have a negative effect on the Company's ability to compete in the wholesale power market. Under the current regulatory environment in New Mexico, the Company may be unable to achieve the necessary business flexibility it requires to take advantage of business opportunities to execute its growth strategy. There can be no assurance that the Company can successfully compete in the wholesale power marketplace and continue to execute its growth strategy if implementation of the Restructuring Act is rolled back. This legislation; Senate Bill 266, as originally introduced, simply delayed restructuring for five years. However, during the course of committee hearings and floor debate, the bill was amended so as to provide significant business flexibility to utilities despite the delay. As amended, Senate Bill 266 passed the Senate 39-0 and is now pending in the House of Representatives. The final outcome of the legislative process is currently unknown, however, a final resolution is expected in the spring of 2001.

                              RATES AND REGULATION

        The Company is subject to the jurisdiction of the PRC, the successor of the NMPUC effective January 1, 1999, with respect to its retail electric and gas rates, service, accounting, issuance of securities, construction of major new generation and transmission facilities and other matters. The FERC has jurisdiction over rates and other matters related to wholesale electric sales and cost recovery of its transmission network.

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

        On March 15, 1999, the Supreme Court issued a ruling, vacating the NMPUC order on the Company's electric rate case and remanding the case to the PRC for further proceedings.

        On August 25, 1999, the PRC issued an order approving a settlement. The PRC ordered the Company to reduce its electric rates by $34.0 million retroactive to July 30, 1999. In addition, the order included a rate freeze until retail electric competition is fully implemented in New Mexico or until January 1, 2003 whichever comes first. The settlement reduced operating revenues in the years 2000 and 1999 by approximately $39 million and $19 million, respectively.

        As part of the settlement, the Company agreed that certain changes to the language of the retail tariff under which Kirtland Air Force Base ("KAFB") currently takes service would be considered in a separate proceeding before the

PRC. Hearings on this issue have not yet been scheduled. The PRC is considering briefs submitted by the parties addressing the scope of the proceeding. KAFB has not renewed its electric service contract with the Company that expired in December 1999 but continues to purchase retail service from the Company. (See
Item 3 - Legal Proceedings "KAFB Contract".)

Federal Electric Initiatives

       Beginning with the passage of the Public Utilities Regulatory Policy Act of 1978 and, subsequently, the Energy Policy Act, there has been a significant increase in the level of competition in the market for the generation and sale of electricity. The Energy Policy Act reduced barriers to market entry for companies wishing to build, own and operate electric generating facilities, and it also promoted competition by authorizing the FERC to require transmission service for wholesale power transactions. In this regard, in 1996, the FERC issued Order 888. Among other things, Order 888 required electric utilities controlling transmission facilities to file open access transmission tariffs that would make the utility transmission systems available to wholesale sellers and buyers of electric energy on a non-discriminatory basis.

       Order 888 encouraged utilities to investigate the formation of independent system operators, or ISOs, to operate transmission assets and provided criteria under which the formation, operation and governance of ISOs would be reviewed. On December 20, 1999, the FERC issued its Order 2000 on
Regional Transmission Organizations, or RTOs. In this order, the FERC established timelines for transmission owning entities to join an RTO and defined the minimum characteristics and functions that an RTO must satisfy.

       In January 1998, the Company entered into a development agreement with other transmission service providers and users to form an ISO in the southwest. As a result, Desert STAR, Inc. was incorporated as a non-profit organization in the State of Arizona on September 21, 1999. Desert STAR, Inc. is being developed to satisfy the FERC functions and characteristics for an approved RTO. The functions of Desert STAR RTO are envisioned to include the following: (1) tariff administration and design; (2) congestion management; (3) parallel flow internalization; (4) ancillary services; (5) total transmission capability and available transmission capability estimation; (6) market monitoring; (7) planning and expansion; and (8) inter-regional coordination.

       Desert STAR and the FERC jurisdictional transmission owners made an October 16, 2000 progress report filing with the FERC in compliance with Order 2000. At the time of the progress filing it was anticipated that a complete RTO filing would be made by Desert STAR on December 29, 2000. On December 28, 2000, Desert STAR made an additional filing with the FERC stating that a complete December 29, 2000 filing was no longer possible and that March 31, 2001 would be a more realistic deadline. The FERC was also informed that operations would not commence until late 2002.

       A significant number of stakeholder, advisory and Desert STAR Board of Director meetings are on-going with the goal of resolving remaining issues and preparing a complete FERC filing at the earliest possible date.

Gas Rates and Regulation

Gas Rate Case Appeals

       In 1995, the Company filed a request for a $13.3 million increase in its retail natural gas sales and transportation rates. In 1997, the NMPUC issued a final order in the gas rate case, ordering a rate decrease. The Company filed an appeal to the Supreme Court, which ultimately ruled in favor of the Company on some of these issues. In October 1997, the Company filed a gas rate case in compliance with an NMPUC order which resulted in a settlement. After a hearing on the settlement held in May 1998, the NMPUC issued a final order in August 1998, accepting the settlement with certain modifications. The AG appealed the order to the Supreme Court in October 1998. In March 2000, the Supreme Court specifically rejected portions of the final order requiring the Company to offer residential customers a choice of utility access fees.

        On October 24, 2000, the PRC issued a final order approving the stipulation negotiated in the third quarter between the Company and the PRC staff which resolved all issues raised by the two gas rate cases. The final order added approximately $1.2 million to the Company's revenues in the final quarter of 2000 and is expected to add approximately $4.7 million in 2001 and $3.9 million in 2002. The Company has reversed certain reserves against costs recovered in the settlement that were recorded against earnings at the time of the original regulatory orders, resulting in a one-time pre-tax gain of $4.6 million. This amount will be collected from customers in rates over the next 12 years.

PGAC Continuation Filing

        The Company's retail gas rate tariffs contain a PGAC that provides timely recovery for the cost of gas purchased for resale to its sales-service customers. In a NMPUC order issued in November 1997, the Company was required to file its next PGAC continuation filing no later than November 23, 1999. In November 1999, the Company requested a variance to the filing requirement, which was granted by the PRC that deferred the filing until the issuance of a final order in the two related cases concerning an investigation into the Company's gas hedging practices (see "Gas Hedging Investigation" below) and a notice of proposed rulemaking issued by the PRC that would rewrite the PGAC rule (see "PRC PGAC Rule Rewrite" below).

Gas Hedging Investigation

       In May 1999, the PRC staff and the AG filed a petition, requesting a review by the PRC of the Company's gas hedging program for the 1998-1999 heating season and consideration of whether specific guidelines should be established. For the winter of 1998-1999, the Company had entered into both financial and physical hedges for a cost of $7.6 million, or 7.5% of total annual purchased gas costs, to levelize gas costs and protect against spikes. The review centered on an order from the former NMPUC, in the 1997 PGAC prudence case, in which the Company was ordered to engage in gas hedging in an effort to levelize and/or stabilize gas prices without detailed guidelines as to how to do so. A series of hearings and public workshops was held throughout 1999 and 2000 regarding this matter.

      As a result, the PRC issued an order on November 7, 2000, allowing but not requiring the Company to implement a financial hedging strategy. The Company contracted for gas price caps, a type of hedge, to protect its natural gas customers from price risk during the 2000-2001 heating season. The Company recovered its cost of $5 million during the months of October and November 2000 in equal $2.5 million allotments as a component of the PGAC. The Company estimates that its hedging strategy has saved its sales-service customers approximately $27 million for the cost of natural gas, net of the cost of the price caps.

PRC PGAC Rule Rewrite

       Throughout 1999 and continuing through the present, the Company has worked in a cooperative effort with the Commission staff, the AG, Zia Natural Gas and Raton Natural Gas to develop a proposed revision to the PRC PGAC rule. After considerable debate over the proposed new PGAC rule, a revised rule was proposed in which all parties, including the AG, are in agreement to include the phrase "lowest reasonable cost" in the proposed rule so long as that phrase is adequately defined, providing clear direction to the gas utilities in their gas cost recovery efforts. Should this rule be adopted as proposed, the requirement that gas utilities make a biannual PGAC continuation filing would be replaced with a more timely and informative annual supply and demand forecast, planning, true-up reporting process, and a simplified PGAC continuation filing every four years. After a hearing and a workshop to discuss minor revisions, a recommended decision was issued May 15, 2000 by a hearing examiner that supported the rule as revised. The PRC has not yet rendered a decision accepting the recommended decision.

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

The Clean Air Act

       On July 1, 1999, the EPA published its final regional haze regulations. The purpose of the regional haze regulations is to address regional haze visibility impairment in the 156 Class 1 areas in the nation, which consist of National Parks, wilderness areas and other similar areas. The final rule calls for all states to establish goals and emission reduction strategies for improving visibility in all the Class 1 areas. The Company cannot predict at this time what the impact of the implementation of the regional haze rule will be on the Company's coal-fired power plant operations. Potentially, additional SO2 emission reductions could be required in the 2013-2018 timeframe. The nature and cost of the impacts of these requirements cannot be determined at this time. However, the Company does not anticipate any material adverse impact on the Company's financial condition or results of operations.

New Source Review Rules

        The EPA has proposed changes to its New Source Review ("NSR") rules that could result in many actions at power plants that have previously been considered routine repair and maintenance activities (and hence not subject to the application of NSR requirements) as now being subject to NSR. In November

1999, the Department of Justice, at the request of the EPA, filed complaints against seven companies alleging the companies over the past 25 years had made modifications to their plants in violation of the NSR requirements, and in some cases the New Source Performance Standards ("NSPS") regulations. Whether or not the EPA will prevail is unclear at this time. The EPA has reached a settlement with one of the companies sued by the Justice Department and is in the process of attempting to negotiate settlements with another of those companies. No complaint has been filed against the Company, and the Company believes that all of the routine maintenance, repair, and replacement work undertaken at its power plants was and continues to be in accordance with the requirements of NSR and NSPS. However, by letter dated October 23, 2000, the NMED made an information request of the Company, advising the Company that the NMED was in the process of assisting the EPA in the EPA's nationwide effort "of verifying that changes made at the country's utilities have not inadvertently triggered a modification under the Clean Air Act's Prevention of Significant Determination ("PSD") policies." The Company has responded to the NMED information request.

        The nature and cost of the impacts of EPA's changed interpretation of the application of the NSR and NSPS, together with proposed changes to these regulations, may be significant to the power production industry. However, the Company cannot quantify these impacts with regard to its power plants. It is also unknown what changes in EPA policy, if any, may occur in the NSR area as a result of the change in administrations in Washington. If the EPA should prevail with its current interpretation of the NSR and NSPS rules, the Company may be required to make significant capital expenditures which could have a material adverse effect on the Company's financial position and results of operations.

Santa Fe Generating Station ("Santa Fe Station")

        The Company and the NMED conducted investigations of the gasoline and chlorinated solvent groundwater contamination detected beneath the Company's former Santa Fe Station site to determine the source of the contamination pursuant to a 1992 Settlement Agreement ("Settlement Agreement") between the Company and the NMED. No source of groundwater contamination was identified as originating from the site. However, in June 1996, the Company received a letter from the NMED, indicating that the NMED believed the Company is the source of gasoline contamination in a City of Santa Fe municipal supply well and of groundwater underlying the Santa Fe Station site. Further, the NMED letter stated that the Company was required to proceed with interim remediation of the contamination pursuant to the New Mexico Water Quality Control Commission regulations.

        In October 1996, the Company and the NMED signed an amendment to the Settlement Agreement concerning the groundwater contamination underlying the site. As part of the amendment, the Company agreed to spend approximately $1.2 million for certain costs related to sampling, monitoring and the development and implementation of a remediation plan.

        The amended Settlement Agreement does not, however, provide the Company with a full and complete release from potential further liability for remediation of the groundwater contamination. After the Company has expended the settlement amount, if the NMED can establish through binding arbitration that the Santa Fe Station is the source of the contamination, the Company could be required to perform further remediation that is determined to be necessary. The Company continues to dispute any contention that the Santa Fe Station is the source of the groundwater contamination and believes that insufficient data exists to identify the sources of groundwater contamination. The Company's aquifer characterization and groundwater quality reports compiled from 1996 through 2000 strongly suggest groundwater contamination has been drawn under the site by the pumping of the Santa Fe supply well.

       The Company and the NMED, with the cooperation of the City of Santa Fe, jointly selected a 3 to 4 year remediation plan proposed by a remediation contractor. The City of Santa Fe, the Company and the NMED entered into a memorandum of understanding concerning the selected remediation plan and the operation of the municipal well adjacent to the Santa Fe Station site in connection with carrying out the plan. On October 5, 1998, a new system began operation to treat groundwater produced by the Santa Fe well to drinking water standards for municipal distribution and bioremediation of groundwater contamination beneath the Santa Fe Station site. Since the reactivation of the Santa Fe well, the groundwater treatment and bioremediation systems have resulted in a marked reduction in contaminant concentrations at the wellhead. However, contaminant concentrations at the property boundary remain high.

Person Station

        The Company, in compliance with a Corrective Action Directive issued by the NMED, determined that groundwater contamination exists in the deep and shallow groundwater at the Company's Person Station site. The Company is required to delineate the extent of the contamination and remediate the contaminants in the groundwater at the Person Station site. The extent of shallow and deep groundwater contamination was assessed and the results were reported to the NMED. The Company has received the renewal of the RCRA post-closure care permit for the facility. Remedial actions for the shallow and deep groundwater were incorporated into the new permit. The Company has installed and is operating a pump and treat system for the shallow groundwater. The renewed RCRA post-closure care permit allows remediation of the deep groundwater contamination through natural attenuation. The Company's current estimate to decommission its retired fossil-fueled plants (discussed below) includes approximately $4.6 million in additional expenses to complete the groundwater remediation program at Person Station. As part of the financial assurance requirement of the Person Station Hazardous Waste Permit, the Company established a trust fund. The current value of the trust fund at December 31, 2000, was approximately $4.8 million. The remediation program continues on schedule.

Fossil-Fueled Plant Decommissioning Costs

       The Company's six owned or partially owned, in service and retired, fossil-fueled generating stations are expected to incur dismantling and reclamation costs as they are decommissioned. The Company's share of decommissioning costs for all of its fossil-fueled generating stations is projected to be approximately $144.6 million stated in 2000 dollars, including approximately $24.0 million (of which $16.8 million has already been expended) for Person, Prager and Santa Fe Stations which have been retired. The Company is currently recovering estimated decommissioning costs for its in-service fossil-fueled generating facilities through rates charged to its retail customers.

ITEM 2. PROPERTIES

                                    ELECTRIC

        The Company's ownership and capacity in electric generating stations in commercial service as of December 31, 2000, were as follows:

                                                                  Total Net
                                                                  Generation
                                                                   Capacity
     Type                Name                Location                (MW)
---------------    -----------------  -------------------------  -----------

  Coal...........    SJGS (b)           Waterflow, New Mexico          765
  Coal...........    Four Corners (c)   Fruitland, New Mexico          192
  Gas/Oil........    Reeves             Albuquerque, New Mexico        154
  Gas/Oil........    Las Vegas          Las Vegas, New Mexico           20
  Nuclear........    PVNGS (a)          Wintersburg, Arizona           390 *
                                                                     -----
                                                                     1,521
  PPA**                                                                132
                                                                     -----
                                                                     1,653
                                                                     =====
----------

   * For load and resource purposes, the Company has notified the PRC that it recognizes the maximum dependable capacity rating for PVNGS to be 381 MW.
   ** The Company entered into a long term PPA for the rights to all output of a new gas fired generating plant with maximum dependable capacity of 132 MW.

       (a) SJGS Units 1, 2 and 3 are 50% owned by the Company; SJGS Unit 4 is 38.5% owned by the Company.
       (b)  Four Corners Units 4 and 5 are 13% owned by the Company.
       (c) The Company is entitled to 10.2% of the power and energy generated by PVNGS. The Company has a 10.2% ownership interest in Unit 3 and has leasehold interests in approximately 7.9% of Units 1 and 2 and an ownership interest in approximately 2.3% of Units 1 and 2.

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

        In July 1996, the Company and other SJGS participants signed an agreement to convert the flue gas desulfurization (SO2 removal) system at the SJGS into a much simpler and cost effective limestone system. The conversion project was completed in January 1999 and cost the Company approximately $35 million.

        In March 2000, SJGS received ISO14001 certification for its environmental management system by the International Standards Organization. In addition, in December 2000, SJGS was selected for charter membership in the EPA's national environmental achievement track program. SJGS is the only coal fired electric generation plant to be recognized by this program for environmental excellence.

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

        The Company owns 154 MW of generation capacity at Reeves Station in COA, New Mexico, and 20 MW of generation capacity at Las Vegas Station in Las Vegas, New Mexico. In addition, the Company has 132 MW of generation capacity in COA, New Mexico under a PPA. These stations and PPA are used primarily for peaking, transmission support and during times of excess capacity, augmentation of the Company's power trading activities.

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

Nuclear Safety Performance Rating on PVNGS

        In 2000, the NRC began using a new, objective oversight process that is more focused on safety. The new process includes objective performance thresholds based on insights from safety studies and 30 years of plant operating experience in the United States. It is more timely, moving from the 18 to 24 month time lag of the previous oversight process for assessing plant performance to a quarterly review. The NRC also hopes the process will be more accessible to, and readily understood by, the public. PVNGS has 37 of 38 indicators green (the best possible) with the remaining indicator being white (the second best of the four indicator levels).

Steam Generator Tubes

        APS, as the operating agent of PVNGS, has encountered tube cracking in the steam generators and has taken, and will continue to take, remedial actions that it believes have slowed the rate of tube degradation. The projected service life of steam generators is reassessed periodically and these analyses indicate that it will be economically desirable to replace the Unit 2 steam generators in 2003. In 1997, the PVNGS participants, including the Company, entered into a contract for the fabrication of two replacement steam generators for delivery in 2002. The cost of the new steam generators was updated in late 1999. The Company's share of the fabrication and installation costs will be approximately $23 million. In December 1999, the PVNGS participants unanimously approved installation of the new steam generators in Unit 2.

       Based on the latest available data, APS estimates that the Unit 1 and Unit 3 steam generators could operate for the license periods (until 2025 and 2027, respectively), although APS will continue its normal periodic assessment of these generators. The Company expects that some tube degradation will occur through the licensed period. APS is reassessing whether it is economically desirable to replace the steam generators in Units 1 and 3. Such replacement would require the unanimous approval of the PVNGS participants.

Sale and Leaseback Transactions of PVNGS Units 1 and 2

       In 1985 and 1986, the Company entered into a total of eleven sale and lease back transactions with a owner trust under which it sold and leased back its entire 10.2% interest in PVNGS Units 1 and 2, together with portions of the Company's undivided interest in certain PVNGS common facilities. The leases under each of the sale and leaseback transactions have initial lease terms expiring January 15, 2015 (with respect to the Unit 1 leases) or January 15, 2016 (with respect to the Unit 2 leases). Each of the leases allows the Company to extend the term of the lease as well as containing a repurchase option. The lease expense for the Company's PVNGS leases is approximately $66.3 million per year. Throughout the terms of the leases, the Company continues to have full and exclusive authority and responsibility to exercise and perform all of the rights and duties of a participant in PVNGS under the Arizona Nuclear Power Project Participation Agreement and retains the exclusive right to sell and dispose of its 10.2% share of the power and energy generated by PVNGS Units 1 and 2. The Company also retains responsibility for payment of its share of all taxes, insurance premiums, operating and maintenance costs, costs related to capital improvements and decommissioning and all other similar costs and expenses associated with the leased facilities. In 1992, the Company purchased approximately 22% of the beneficial interests in the PVNGS Units 1 and 2 leases through the purchase of an ownership interest in the trust which held the leases. The related ownership interests were subsequently reacquired by the Company when the Company's trust ownership was collapsed and the Company assumed direct ownership. In connection with the $30 million retail rate reduction stipulated with the NMPUC in 1994, the Company wrote down the purchased beneficial interests in PVNGS Units 1 and 2 leases to $46.7 million.

       Each lease describes certain events, "Events of Loss" or "Deemed Loss Events", the occurrence of which could require the Company to, among other things, (i) pay the lessor and the equity investor, in return for such investor's interest in PVNGS, cash in the amount provided in the lease and (ii) assume debt obligations relating to the PVNGS lease. The "Events of Loss" generally relate to casualties, accidents and other events at PVNGS, which would severely, adversely affect the ability of the operating agent, APS, to operate, and the ability of the Company to earn a return on its interests in, PVNGS. The "Deemed Loss Events" consist mostly of legal and regulatory changes (such as changes in law making the sale and leaseback transactions illegal, or changes in law making the lessors liable for nuclear decommissioning obligations). The Company believes the probability of such "Events of Loss" or "Deemed Loss

Events" occurring is remote for the following reasons: (i) to a large extent, prevention of "Events of Loss" and some "Deemed Loss Events" is within the control of the PVNGS participants, including the Company, and the PVNGS operating agent, through the general PVNGS operational and safety oversight process and (ii) with respect to other "Deemed Loss Events", which would involve a significant change in current law and policy, the Company is unaware of any pending proposals or proposals being considered for introduction in Congress, except as described below under "PVNGS Liability and Insurance Matters", or any state legislative or regulatory body that, if adopted, would cause any such events.

PVNGS Decommissioning Funding

        The Company has a program for funding its share of decommissioning costs for PVNGS. (See Item 3 - "Legal Proceedings - Nuclear Decommissioning Trust".) The nuclear decommissioning funding program is invested in equities and fixed income investments in qualified and non-qualified trusts. The results of the 1998 triannual decommissioning cost study indicated that the Company's share of the PVNGS decommissioning costs excluding spent fuel disposal will be approximately $171.3 million (in 2000 dollars).

        The Company funded an additional $3.9 million, $3.1 million and $3.0 million in 2000, 1999 and 1998, respectively, into the qualified and non-qualified trust funds. The estimated market value of the trusts at the end of 2000 was approximately $55 million.

        The NRC amended its rules on financial assurance requirements for the decommissioning of nuclear power plants. The amended rules became effective on November 23, 1998. The NRC has indicated that the amendments respond to the potential rate deregulation in the power generating industry and NRC concerns regarding whether decommissioning funding assurance requirements will need to be modified. The amended rules provide that a licensee may use an external sinking fund as the exclusive financial assurance mechanism if the licensee recovers amounts equal to estimated total decommissioning costs through cost of service rates or through a "non-bypassable charge". Other mechanisms are prescribed, such as prepayment, surety methods, insurance and other guarantees, if the requirements for exclusive reliance on the external sinking fund mechanism are not met. The Company currently relies on the external sinking fund mechanism to meet the NRC financial assurance requirements for its interests in PVNGS Units 1, 2 and 3. The costs of PVNGS Units 1 and 2 are currently included in PRC jurisdictional rates, but the costs of PVNGS Unit 3 are excluded from PRC jurisdictional rates. The Company will file a report with the NRC through APS, the operating agent of PVNGS, in March 2001, concerning decommissioning funding assurance, and will continue to use the external sinking fund method as the sole financial assurance method for Unit 3 (see Item 7. "Management's Discussion And Analysis Of Financial Condition And Results Of Operations - The Restructuring Act and the Formation of a Holding Company - NRC Prefunding").

Nuclear Spent Fuel and Waste Disposal

        Pursuant to the Waste Act, the DOE is obligated to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by domestic power reactors. The NRC, pursuant to the Waste Act, requires operators of nuclear power reactors to enter into spent fuel disposal contracts with DOE. Under the Waste Act, DOE was to develop the facilities necessary for the storage and disposal of spent nuclear fuel and to have the first facility in operation by 1998. That facility was to be a permanent repository. The DOE has announced that such a repository now cannot be completed before 2010. In July 1996, the United States Court of Appeals for the District of Columbia Circuit (D. C. Circuit) ruled that the DOE has an obligation to start disposing of spent nuclear fuel no later than January 31, 1998. By way of letter dated December 17, 1996, the DOE informed the Company and other contract holders that the DOE anticipates that it would be unable to begin acceptance of nuclear spent fuel for disposal in a repository or interim storage facility by January 31, 1998. In November 1997, the D. C. Circuit issued a Writ of Mandamus precluding the DOE from excusing its own delay on the grounds that the DOE has not yet prepared a permanent repository or interim storage facility. On May 5, 1998, the D. C. Circuit issued a ruling refusing to order the DOE to begin moving spent nuclear fuel. See note 12 of Notes to the Consolidated Financial Statements in Item 8 for a discussion of interim spent fuel storage costs.

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

PVNGS Liability and Insurance Matters

        The PVNGS participants have insurance for public liability resulting from nuclear energy hazards to the full limit of liability under Federal law. This potential liability is covered by primary liability insurance provided by commercial insurance carriers in the amount of $200 million and the balance by an industry-wide retrospective assessment program. If losses at any nuclear power plant covered by the program exceed the primary liability insurance limit, the Company could be assessed retrospective adjustments. The maximum assessment per reactor under the program for each nuclear incident is approximately $88 million, subject to an annual limit of $10 million per reactor per incident. Based upon the Company's 10.2% interest in the three PVNGS units, the Company's maximum potential assessment per incident for all three units is approximately $27 million, with an annual payment limitation of $3 million per incident. The insureds under this liability insurance include the PVNGS participants and "any other person or organization with respect to his legal responsibility for damage caused by the nuclear energy hazard". If the funds provided by this retrospective assessment program prove to be insufficient, Congress could impose revenue raising measures on the nuclear industry to pay claims.

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

       The PVNGS participants maintain "all-risk" (including nuclear hazards) insurance for nuclear property damage to, and decontamination of, property at PVNGS in the aggregate amount of $2.75 billion as of January 1, 2001, a substantial portion of which must be applied to stabilization and decontamination. The Company has also secured insurance against portions of the increased cost of generation or purchased power and business interruption resulting from certain accidental outages of any of the three units if the outages exceed 12 weeks. The insurance coverage discussed in this section is subject to certain policy conditions and exclusions. The Company is a member of an industry mutual insurer. This mutual insurer provides both the "all-risk" and increased cost of generation insurance to the Company. In the event of adverse losses experienced by this insurer, the Company is subject to an assessment. The Company's maximum share of any assessment is approximately $2.3 million per year.

Other Electric Properties

        As of December 31, 2000, the Company owned, jointly owned or leased 2,552 circuit miles of electric transmission lines, 4,205 miles of distribution overhead lines, 3,389 cable miles of underground distribution lines (excluding street lighting) and 210 substations.

       The Company and Tri-State Generation and Transmission Association, Inc. ("Tri-State") entered into an asset sale agreement dated September 9, 1999, pursuant to which Tri-State agreed to sell the Company certain assets acquired by Tri-State's merger with Plains Electric Generation and Transmission Cooperative, Inc., consisting primarily of transmission assets, a fifty percent interest in an inactive power plant located near Albuquerque, and an office building in Albuquerque. The purchase price is $13.2 million, subject to adjustment at the time of closing with the transaction to close in two phases. The asset sale agreement contains standard covenants and conditions for this type of agreement. On July 1, 2000, the first phase was completed, and the Company acquired the 50 percent ownership in the inactive power plant and the office building. The second phase relating to the transmission assets is expected to close in the first quarter of 2001.

NATURAL GAS

        The natural gas properties as of December 31, 2000, consisted primarily of natural gas storage, transmission and distribution systems. Provisions for storage made by the Company include ownership and operation of an underground storage facility located near Albuquerque, New Mexico. The transmission systems consisted of approximately 1,464 miles of pipe with appurtenant compression facilities. The distribution systems consisted of approximately 10,693 miles of pipe.

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

ITEM 3. LEGAL PROCEEDINGS

PVNGS Water Supply Litigation

        The Company understands that a summons served on APS in 1986 required all water claimants in the Lower Gila River Watershed of Arizona to assert any claims to water on or before January 20, 1987, in an action pending in the Maricopa County Superior Court. PVNGS is located within the geographic area subject to the summons and the rights of the PVNGS participants, including the Company, to the use of groundwater and effluent at PVNGS are potentially at issue in this action. APS, as the PVNGS project manager, filed claims that dispute the court's jurisdiction over the PVNGS participants' groundwater rights and their contractual rights to effluent relating to PVNGS and, alternatively, seek confirmation of such rights. In November 1999, the Arizona Supreme Court issued a decision confirming that certain groundwater rights may be available to the federal government and Indian tribes. APS and other parties have petitioned the United States Supreme Court for review of this decision. The Company is unable to predict the outcome of this case.

San Juan River Adjudication

        In 1975, the State of New Mexico filed an action entitled State of New Mexico v. United States, et al., in the District Court of San Juan County, New Mexico, to adjudicate all water rights in the "San Juan River Stream System". The Company was made a defendant in the litigation in 1976. The action is expected to adjudicate water rights used at Four Corners and at SJGS. (See Item
1. "Business - Generation and Trading Operations - Fuel and Water Supply - Water Supply".) The Company cannot at this time anticipate the effect, if any, of any water rights adjudication on the present arrangements for water at SJGS and Four Corners. It is the Company's understanding that final resolution of the case cannot be expected for several years. The Company is unable to predict the ultimate outcome.

Republic Savings Bank Litigation

        In 1992, Meadows and its subsidiary RHC filed suit against the Federal government in the United States Court of Claims, alleging breach of contract arising from the seizure of RSB, a wholly-owned subsidiary of RHC. RSB was seized and liquidated after the Financial Institutions Reform, Recovery and Enforcement Act prohibited certain accounting practices authorized by contracts with the Federal government. The Federal government filed a counterclaim alleging breach by RHC of its obligation to maintain RSB's net worth and moved to dismiss Meadows' claims for lack of standing.

        RSB filed a motion for partial summary judgment on the issue of liability based on the United States Supreme Court's decision in United States
v. Winstar Corporation, decided in 1996. The Federal government filed a cross motion for summary judgment and opposed RSB's motion. Decision on those motions is still pending. The parties completed fact based discovery in 1999. Discovery of expert witnesses has not been completed. No trial date has been established. RSB amended its summary judgment motion in December 1999, to seek summary judgment on the issue of damages. The Federal government opposes RSB's amended motion. Oral argument on this motion was conducted in September 2000. The judge requested additional briefing, which has been submitted. Decision on this motion is still pending. It is premature to estimate the amount of recovery, if any, by Meadows and RHC.

Purported Navajo Environmental Regulation

        Four Corners is located on the Navajo Reservation and is held under easement granted by the Federal government as well as leases from the Navajo Nation. APS is the operating agent and the Company owns a 13% ownership interest in Units 4 and 5 of Four Corners. In July 1995, the Navajo Nation enacted the Navajo Nation Air Pollution Prevention and Control Act, the Navajo Nation Safe Drinking Water Act and the Navajo Nation Pesticide Act (collectively, the "Acts"). Pursuant to the Acts, the Navajo Nation Environmental Protection Agency is authorized to promulgate regulations covering air quality, drinking water and pesticide activities, including those that occur at Four Corners. By letter dated October 12, 1995, the Four Corners participants requested the United States Secretary of the Interior (the "Secretary") to resolve their dispute with the Navajo Nation regarding whether or not the Acts apply to operation of Four Corners. The Four Corners participants subsequently filed a lawsuit in the District Court of the Navajo Nation (the "Court"), Window Rock District, seeking a declaratory judgment that: (i) the Four Corners leases and Federal easements preclude the application of the Acts to the operation of Four Corners and (ii) the Navajo Nation and its agencies and courts lack adjudicatory jurisdiction to determine the enforceability of the Acts as applied to Four Corners. In October 1995, the Navajo Nation and the Four Corners participants agreed to indefinitely stay the proceedings so that the parties may attempt to resolve the dispute without litigation, and the Secretary and the Court stayed these proceedings pursuant to a request by the parties. During the pendency of the stay, APS filed an additional declaratory judgment action in the Court to challenge implementing regulations under the Navajo Nation Air Pollution Prevention and Control Act. The Company is unable to predict the outcome of these matters.

       In February 1998, the EPA issued regulations specifying provisions of the Clean Air Act for which it is appropriate to treat Indian tribes in the same manner as states. The EPA indicated that it believes that the Clean Air Act generally would supersede pre-existing binding agreements that may limit the scope of tribal authority over reservations. APS and the Company have filed appeals, which have been consolidated, in the United States Circuit Court of Appeals for the District of Columbia ("D. C. Circuit") to contest EPA's authority under the regulations. The Navajo Nation has intervened in the consolidated appeal. The Navajo Nation is a tribe which could potentially assert its status as a state under the Act pursuant to the EPA rule in question. The consolidated appeal involves the Company's interests as operator and joint owner of the SJGS, as owner of other facilities located on reservations located in New Mexico, and as joint owner of Four Corners.

       In February 1999, the EPA issued regulations under which Federal operating permits for stationary sources in Indian country can be issued pursuant to Title V of the Clean Air Act. The regulations rely on authority contained in an earlier rule in which the EPA outlined treatment of tribes as states under the Clean Air Act. That rule is the subject of an appeal as described above. APS and the Company have filed appeals, which have also been consolidated in the D. C. Circuit to contest the EPA's authority under the regulations. The consolidated appeal also involves the Company's interests as operator and as joint owner of the SJGS, owner of other facilities located on reservations located in New Mexico, and joint owner of Four Corners are involved. This appeal is pending.

       On July 14, 2000, the DC Circuit issued its opinion denying the Company's motion for rehearing of the decision denying claims concerning the interpretation by EPA of tribal authority under the Clean Air Act. The Company has a petition for writ of certiorari to the United States Supreme Court filed by the State of Michigan and other parties.

       The Company cannot predict the outcome of these proceedings or any subsequent determinations by the EPA. There can be no assurance that the outcome of these matters will not have a material impact on the results of operations and financial position of the Company.

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

        This case was consolidated with approximately 70 others, asserting similar claims against other defendants in other jurisdictions, and transferred to Federal District Court for the District of Wyoming by the Federal Multi-District Litigation panel (MDL Panel), recaptioned as In re: Natural Gas Royalties Qui Tam Litigation, MDL Docket No. 1293. The Company joined 250 other defendants in a motion to dismiss the complaint for failure to plead properly in November 1999. Oral argument on the motion was held on March 17, 2000. Decision on the motion is still pending.

        The Company is vigorously defending this lawsuit and is unable to estimate the potential liability, if any, or to predict the ultimate outcome of this lawsuit.

Quinque Operating Co. et al. v. Gas Pipelines, et al

       A class action lawsuit against 233 defendants, including the Company, captioned Quinque Operating Co. et al. v. Gas Pipelines, et al., C.A. No.
99-CV-30, was filed in the state district court for Stevens County, Kansas by representatives of classes of gas producers, royalty owners, overriding royalty owners and working interest owners, alleging that the defendants, all engaged in various aspects of the natural gas industry, mismeasured natural gas and underpaid royalties for gas produced on non-federal and non-tribal lands. The claims for relief are based on Kansas state law, including a breach of contract claim. They are factually similar, however, to the allegations of In re: Natural Gas Royalties Qui Tam Litigation, described above. The Quinque complaint seeks actual damages, treble damages, costs and attorneys fees, among other relief.

       The Quinque case was removed to the United States District Court for the District of Kansas and transferred to the United States District Court for Wyoming ("Wyoming Court") to consolidate it with the In re: Natural Gas Royalties Qui Tam Litigation. Plaintiffs have filed objections to the motions to consolidate and transfer and have moved to remand the case to state court. On January 12, 2001, the Wyoming Court granted Plaintiffs motion to remand the case back to Kansas State Court. Subsequently, some defendants filed a motion to reconsider that decision. The Wyoming Court has not yet decided the motion to reconsider.

       The Company is vigorously defending this lawsuit and is unable to estimate the potential liability, if any, or to predict the ultimate outcome of this lawsuit.

KAFB Contract

       The Company was informed that the DOE had entered into an agency agreement with WAPA on behalf of KAFB, one of the Company's largest retail electric customers, by which WAPA would competitively procure power for KAFB. The proposed wholesale power procurement was to begin at the expiration of KAFB's power service contract with the Company in December 1999. On May 4, 1999, the Company received a request for network transmission service from WAPA pursuant to Section 211 of the Federal Power Act to facilitate the delivery of wholesale power to KAFB over the Company's transmission system. The Company denied WAPA's request, by letter dated June 30, 1999, citing the fact that KAFB is and will continue to be a retail customer until the effective date KAFB can elect customer choice service under the provisions of the Restructuring Act of 1999. The Company also cited several provisions of Federal law that prohibit the provision of such service to WAPA. On September 30, 1999, DOE/WAPA filed a petition at the FERC requesting the FERC to consider, on an expedited basis, ordering the Company to provide network transmission service to WAPA under the Company's Open Access Transmission Tariff on behalf of DOE and several other entities located on KAFB. The petition claimed KAFB is a wholesale customer of the Company, not a retail customer. In a separate but related proceeding, the Company and the United States Executive Agencies on behalf of KAFB are involved in a PRC case regarding a dispute over the specific Company tariff language under which the Company provides retail service to KAFB. The Company agreed to continue to provide service to KAFB after expiration of the contract, pending resolution of all relevant issues. The Company has attempted to pursue a negotiated resolution of the issues regarding the provision of electric service to KAFB, but has been unsuccessful. The Company is currently unable to predict the ultimate outcome of these matters, and intends to continue to vigorously defend its position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF THE COMPANY

       Executive officers, their ages, offices held with the Company in the past five years and initial effective dates thereof, were as follows on December 31, 2000, except as otherwise noted:

   Name                    Age                Office                                Initial Effective Date
   ----                    ---                ------                                ----------------------

J. E. Sterba............... 45 Chairman, President and Chief Executive
                                  Officer                                                  October 1, 2000
                               President and Chief Executive Officer                          June 6, 2000
                               President                                                     March 1, 2000
                               Executive Vice President, USEC, Inc.                      December 31, 1998
                               Executive Vice President and Chief
                                  Operating Officer (of the Company)                        March 11, 1997
                               Senior Vice President, Bulk Power Services
                                  (of the Company)                                        December 6, 1994

R. J. Flynn................ 58 Executive Vice President, Electric and Gas
                                  Services                                                January 18, 1999
                               Senior Vice President, Electric Services                   December 1, 1994

W. J. Real................. 52 Executive Vice President, Energy Services and
                               Power Production                                           January 18, 1999
                               Senior Vice President, Gas Services                        December 6, 1994
                               Senior Vice President, Utility Operations                   December 7,1993
                               Senior Vice President, Customer Service and
                                  Operations                                                 March 2, 1993
                               Executive Vice President, Gas Operations                      June 19, 1990

B. L. Barsky............... 56 Senior Vice President, Corporate Strategy and
                               Investor Relations                                        February 19, 2000
                               Senior Vice President, Planning and
                                  Investor Services                                        August 10, 1999
                               Senior Vice President and Corporate Secretary              January 18, 1999
                               Vice President, Strategy, Analysis and Investor
                               Relations                                                 December 10, 1996
                               Director, Investor Relations and Financial Analysis           July 19, 1993

M. D. Christensen.......... 52 Senior Vice President, Enterprise Solutions                   March 7, 2000
                               Senior Vice President, Shared Services                      October 1, 1999
                               Senior Vice President, New Mexico Retail Services          November 3, 1997
                               Senior Vice President, Customer Service and
                               Public Affairs                                              January 9, 1996
                               Vice President, Public Affairs                             December 7, 1993
                               Vice President, Communications                                July 22, 1991


   Name                    Age                Office                                Initial Effective Date
   ----                    ---                ------                                ----------------------

M. H. Maerki............... 60 Senior Vice President and Chief Financial Officer          December 7, 1993
                               Senior Vice President, Administration and Chief
                               Financial Officer                                             March 2, 1993
                               Senior Vice President and Chief Financial
                               Officer                                                        June 1, 1988

P. T. Ortiz................ 50 Senior Vice President, General Counsel and Secretary        August 10, 1999
                               Senior Vice President and General Counsel                  January 18, 1999
                               Senior Vice President, Regulatory Policy, General
                               Counsel and Secretary                                      December 7, 1993
                               Senior Vice President, Public Policy, General
                                  Counsel and Secretary                                      March 2, 1993
                               Senior Vice President, General Counsel and
                                  Corporate Secretary                                     February 4, 1992

E. Padilla, Jr............. 47 Senior Vice President, Bulk Power Marketing and
                               Development                                                February 8, 2000
                               Vice President, Bulk Power Marketing and
                               Development                                               December 14, 1996
                               Director, Marketing and Power Contracts                    January 14, 1991

R. B. Ridgeway............. 42 Senior Vice President, Energy Services                    December 14, 1996
                               Vice President, Corporate Planning                          August 10, 1996
                               Director, Corporate Strategy                                   July 2, 1994
                               Consultant, Competitive Analysis                            October 5, 1992

        All officers are elected annually by the Board of Directors of the Company.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

       The Company's common stock is traded on the New York Stock Exchange. Ranges of sales prices of the Company's common stock, reported as composite transactions (Symbol: PNM), and dividends declared on common stock for 2000 and 1999, by quarters, are as follows:
                                                  Range of
                                                Sales Prices
                                             ------------------       Dividends
     Quarter Ended                           High           Low       Per Share
     -------------                           ----           ---       ---------

      2000
         December 31 ....................     28 5/16      20 3/4        $0.20
         September 30 ...................     26 11/25     15 3/8         0.20
         June 30 ........................     18           15 5/16        0.20
         March 31 .......................     16 11/16     14 5/8         0.20
                                                                         -----

           Fiscal Year ..................     28 5/16      14 5/8        $0.80
                                                                         =====
      1999
         December 31 ....................     18 7/8       15 7/16       $0.20
         September 30 ...................     21 1/2       16 3/4         0.20
         June 30 ........................     21 1/8       16 7/8         0.40
         March 31 .......................     20 5/8       14 27/32       0.20
                                                                         -----
           Fiscal Year ..................     21 1/2       14 27/32      $1.00
                                                                         =====

         On December 31, 2000, the Company's Board of Directors ("Board") declared a quarterly cash dividend of 20 cents per share of common stock payable February 16, 2001, to shareholders of record as of February 2, 2001.

       On January 31, 2001, there were 15,654 holders of record of the Company's common stock.

       The Board set the dividend payout ratio below the industry average to allow for dividend growth in the future and to sustain financial flexibility for the Company to respond to potential opportunities in the evolving energy marketplace. In establishing its dividend policy, the Board weighed the Company's current financial position and its future business plan, as well as the regulatory and business climate in New Mexico. Future dividend declaration will be reviewed for action by the Board. The payment of future dividends will depend on a number of factors, including the extent to which cash flows will support dividends, the availability of retained earnings, the financial circumstances and performance of the Company, the PRC's decisions on the Company's various regulatory cases currently pending, the effect of deregulating generation markets and market economic conditions in general. In addition, the ability to recover stranded costs in deregulation, future growth plans and the related capital requirements and standard business considerations will also affect the Company's ability to pay dividends.

Cumulative Preferred Stock

       While isolated sales of the Company's cumulative preferred stock have occurred in the past, the Company is not aware of any active trading market for its cumulative preferred stock. Quarterly cash dividends were paid on the Company's cumulative preferred stock at the stated rates during 2000 and 1999.

ITEM 6.  SELECTED FINANCIAL DATA

       The selected financial data should be read in conjunction with the consolidated financial statements, the notes to consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                       2000         1999         1998         1997         1996
                                                    ----------   ----------   ----------   ----------   ----------
                                                              (In thousands except per share amounts and ratios)

Total Operating Revenues..........................  $1,611,274   $1,157,543   $1,092,445   $1,020,521   $  873,778
Earnings from Continuing Operations...............  $  100,946   $   79,614   $   95,119   $   86,497   $   72,969
Net Earnings......................................  $  100,946   $   83,155   $   82,682   $   80,995   $   72,580
Earnings per Common Share:
  Continuing Operations...........................  $     2.54   $     1.93   $     2.27   $     2.05   $     1.73
  Basic...........................................  $     2.54   $     2.01   $     1.97   $     1.92   $     1.72
  Diluted.........................................  $     2.53   $     2.01   $     1.95   $     1.91   $     1.71
Total Assets......................................  $2,894,233   $2,723,268   $2,668,603   $2,407,410   $2,313,334

Long-Term Debt, including Current Maturities......  $  953,823   $  988,489   $1,008,614   $  714,345   $  728,889

Common Stock Data:
  Market price per common share at year end.......  $   26.813   $   16.250   $   20.438   $   23.688   $   19.625
  Book value per common share at year end.........  $    23.64   $    21.79   $    20.63   $    19.26   $    18.06
  Average number of common shares outstanding.....      39,487       41,038       41,774       41,774       41,774
  Cash dividend declared per common share.........  $     0.80   $     1.00   $     0.60   $     0.68   $     0.48
Return on Average Common Equity...................        11.1%         9.5%         9.9%        10.2%         9.8%
Capitalization:
  Common stock equity.............................        48.6%        46.7%        45.4%        52.6%        50.4%
  Preferred stock without mandatory redemption
    Requirements..................................         0.7          0.7          0.7          0.8          0.9
  Long-term debt, less current maturities.........        50.7         52.6         53.9         46.6         48.7
                                                    -----------  -----------  -----------  -----------  -----------
                                                        100.00%       100.0%       100.0%       100.0%       100.0%
                                                    ===========  ===========  ===========  ===========  ===========


       (See Comparative Operating Statistics which appear immediately following the Consolidated Financial Statements for additional information regarding operations.)

         Due to the discontinuance of the natural gas trading operations of its Energy Services Business Unit in 1998 (see Note 13 to the Consolidated Financial Statements), certain prior year amounts have been reclassified as discontinued operations.

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

                                    OVERVIEW

        The Company is a public utility primarily engaged in the generation, transmission, distribution and sale of electricity and in the transmission, distribution and sale of natural gas within the State of New Mexico. In addition, in pursuing new business opportunities, the Company provides energy and utility related product offerings through its wholly-owned subsidiary, Avistar. As it currently operates, the Company's principal business segments are Utility Operations, which include the Electric Product Offering ("Electric") and the Natural Gas Product Offering ("Gas"), and Generation and Trading Operations ("Generation and Trading"). The Electric Product Offering consists of two major business lines that include distribution and transmission. The transmission product offering does not meet the definition of a segment for accounting purposes due to its immateriality, and for purposes of this discussion, it is combined with the distribution product offering.

                               UTILITY OPERATIONS

Electric

        The Company provides jurisdictional retail electric service to a large area of north central New Mexico, including the COA and the City of Santa Fe, and certain other areas of New Mexico. Retail sale revenues, which include distribution and transmission, were $518.7 million, $522.5 million and $536.4 million for the year ended December 31, 2000, 1999 and 1998, respectively, and approximately 369,000, 361,000 and 358,000, respectively, retail electric customers were served by the Company.

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

Gas

       The Company's Gas operations distribute natural gas to most of the major communities in New Mexico, including Albuquerque and Santa Fe, serving approximately 435,000, 426,000 and 419,000 customers as of December 31, 2000, 1999 and 1998, respectively. The Company's gas customer base includes both sales-service customers and transportation-service customers. Sales-service customers purchase natural gas and receive transportation and delivery services from the Company for which the Company receives both cost-of-gas and cost-of-service revenues. Additionally, the Company makes occasional gas sales to off-system customers. Off-system sales deliveries generally occur at interstate pipeline interconnects with the Company's system. Transportation-service customers, who procure gas independently of the Company and contract with the Company for transportation and related services, provide the Company with cost-of-service revenues only.

       The Company obtains its supply of natural gas primarily from sources within New Mexico pursuant to contracts with producers and marketers. These contracts are generally sufficient to meet the Company peak-day demand.

       The following table shows gas throughput by customer class:

                                 GAS THROUGHPUT
                            (Millions of decatherms)

                                                    2000      1999     1998
                                                   ------    ------   ------

       Residential..............................     28.8      32.1     29.3
       Commercial...............................      9.9      10.8     10.1
       Industrial...............................      5.0       2.4      1.5
       Transportation*..........................     44.9      40.2     36.5
       Other....................................      6.4       6.8      8.3
                                                   ------    ------   ------
                                                     95.0      92.3     85.7
                                                   ======    ======   ======

       The following table shows gas revenues by customer:

                                  GAS REVENUES
                             (Thousands of dollars)

                                                   2000     1999       1998
                                                 --------  --------  --------

       Residential.............................. $191,221  $151,954  $160,459
       Commercial...............................   52,959    37,300    42,500
       Industrial...............................   24,208     8,595     4,876
       Transportation*..........................   14,163    12,390    13,464
       Other....................................   37,373    26,472    34,676
                                                 --------  --------  --------
                                                 $319,924  $236,711  $255,975
                                                 ========  ========  ========

       *Customer-owned gas.

                        GENERATION AND TRADING OPERATIONS

       The Company's Generation and Trading Operations serve four principal markets. Sales to the Company's Utility Operations to cover jurisdictional electric demand and sales to firm-requirements wholesale customers, sometimes referred to collectively as "system" sales, comprise two of these markets. The third market consists of other contracted sales to third parties for which the Generation and Trading Operations commit to deliver a specified amount of capacity (measured in megawatts-MW) or energy (measured in megawatt hours-MWh) over a given period of time. The fourth market consists of economy energy sales made on an hourly basis at fluctuating, spot-market rates. Sales to the third and fourth markets are sometimes referred to collectively as "off-system" sales. Off-system sales include the Company's energy trading activities.

       The following table shows sales by customer class:

                     GENERATION AND TRADING SALES BY MARKET
                                (Megawatt hours)

                                                2000        1999        1998
                                             ----------  ----------  ----------

   Intersegment sales.......................  7,088,943   6,803,583   6,739,874
   Firm-requirements wholesale..............    193,853     179,249     278,615
   Other contracted off-system sales........  7,385,266   6,196,499   4,033,931
   Economy energy sales.....................  4,773,009   4,795,873   4,469,769
                                             ----------  ----------  ----------
                                             19,441,071  17,975,204  15,522,189
                                             ==========  ==========  ==========

       The following table shows revenues by customer class:

                    GENERATION AND TRADING REVENUES BY MARKET
                             (Thousands of dollars)

                                                2000        1999        1998
                                             ----------  ----------  ----------

   Intersegment sales......................  $  324,744  $  318,872  $  362,722
   Firm-requirements wholesale.............       6,568       7,046      10,708
   Other contracted off-system sales.......     371,900     226,773     142,115
   Economy energy sales....................     369,724     131,549     122,156
   Other   ................................       2,242       5,741       4,657
                                             ----------  ----------  ----------
                                             $1,075,178  $  689,981  $  642,358
                                             ==========  ==========  ==========

       The Generation and Trading Operations have ownership interest in certain generating facilities located in New Mexico, including the San Juan Generating Station, a coal fired unit, and the Four Corners Power Plant, a coal fired unit. In addition, the Company has ownership and leasehold interests in Palo Verde Nuclear Generating Station ("PVNGS") located in Arizona. These generation assets are used to supply retail and wholesale customers. The Generation and Trading Operations also own Reeves Generating Station, a gas and oil fired unit and Las Vegas Generating Station, a gas and oil fired unit, that are used solely for reliability purposes or to generate electricity for the wholesale market during peak demand periods in the Generation and Trading Operations' wholesale power markets.

       As of December 31, 2000, the total net generation capacity of facilities owned or leased by the Generation and Trading Operations was 1,521 MW. On July 13, 2000, the Company commenced a 20 year power purchase agreement for an additional 132 MW for the rights to all output of a new gas fired generating plant. In addition to its generation capacity, the Generation and Trading Operations purchase power in the open market.

                                     AVISTAR

       The Company's wholly-owned subsidiary, Avistar, was formed in August 1999 as a New Mexico corporation and is currently engaged in certain unregulated, non-utility businesses, including energy and utility-related services previously operated by the Company. The PRC authorized the Company to invest $50 million in equity in Avistar and to enter into a reciprocal loan agreement for up to $30 million. The Company has currently invested $35 million in Avistar. In February 2000, Avistar invested $3 million for a 25% ownership interest in AMDAX.com, a start-up company which developed a proprietary auction platform designed to efficiently bring together electricity buyers and sellers in the deregulated natural gas and electricity markets. In the second quarter 2000, Avistar invested $1 million in Nth Power, a venture capital fund. In December 2000, Avistar invested $10 million for a 5% ownership interest in Mainstreet Networks, an Internet Gateway Service Provider. Together with local utilities, Mainstreet Networks plans to provide low-cost Internet-based services to homes through an Internet gateway attached at the customer's electric meter.

              ACQUISITION OF WESTERN RESOURCES ELECTRIC OPERATIONS

       On November 9, 2000 the Company and Western Resources, Inc. ("Western Resources") announced that both companies' boards of directors approved an agreement under which the Company will acquire the Western Resources' electric utility operations in a tax-free, stock-for-stock transaction.

       The new combined company will serve over one million retail electric customers and 435,000 retail gas customers in New Mexico and Kansas and will have generating capacity of more than 7,000 MW. The transaction exceeds the Company's stated goal of doubling its generation capacity and tripling its power sales more than three years ahead of schedule. The transaction will also make the new company a leading energy supplier in the Western and Midwestern wholesale markets.

       The transaction will provide the Company with the opportunity to accelerate its proven growth strategy by developing a similar niche product, asset-backed wholesale power marketing strategy at Western Resources. The
Company expects this transaction to contribute significantly towards its targeted 10 percent annual average earnings growth over the next five years. The strategic nature of the acquisition is based upon revenue-growth. As a result, the Company expects modest cost savings although cost reduction will be one aspect of the integration effort. At present the Company does not intend on significant cost savings associated with involuntary workforce reductions. The new holding company will seek to minimize any workforce effects through reduced hiring, attrition, and other appropriate measures. All existing labor agreements will be honored.

       The transaction is expected to close promptly after all of the conditions to its consummation are fulfilled, including the spin off to Western Resources' shareholders of Western Resources' non-utility assets, approval from both companies' shareholders and customary regulatory approvals. (See "Other Issues Facing The Company - Acquisition of Western Resources Electric Operations" below).

                   RESTRUCTURING THE ELECTRIC UTILITY INDUSTRY

       Introduction of competitive market forces and restructuring of the electric utility industry in New Mexico continue to be key issues facing the Company. New Mexico's Electric Utility Industry Restructuring Act of 1999 (the "Restructuring Act"), which was enacted into law in April 1999, would begin to open the state's electric power market to customer choice beginning in 2002. The Restructuring Act would give schools, residential and small business customers the opportunity to choose among competing power suppliers beginning in January 2002. Competition would be expanded to include all customers starting in July 2002. Rural electric cooperatives and municipal electric systems have the option not to participate in the competitive market.

       Under the Restructuring Act, residential and small business customers who do not select a power supplier in the open market would buy their electricity through their local utility through "standard offer service" whereby the local distribution utility would procure power supplies through a process approved by the PRC. The local distribution utility system and related services such as billing and metering would continue to be regulated by the PRC, while transmission services and wholesale power sales would remain subject to Federal regulation.

       The Restructuring Act does not require utilities to divest their generating plants, but requires certain deregulated activities to be separated from activities regulated by the PRC through creation of at least two separate corporations.

       The Company plans to reorganize its operations by forming a holding company structure as a means of achieving the corporate and asset separation required by the Restructuring Act. The Company's plan for a holding company structure would separate the Company into two subsidiaries. In June 2000, shareholders approved the mandatory share exchange necessary to implement the holding company structure. If the Company receives all necessary regulatory and other approvals, all of the Company's electric and gas distribution and transmission assets and certain related liabilities would be transferred to a newly created subsidiary ("Asset Transfer"). After this asset transfer, this subsidiary will acquire the name "Public Service Company of New Mexico" (for purposes of this discussion, the subsidiary is referred to as "UtilityCo") and the corporation formerly named Public Service Company of New Mexico will be renamed Manzano Energy Corporation (for purposes of this discussion, the subsidiary is referred to as "PowerCo"). PowerCo would continue to own the Company's existing electric generation and certain other unregulated, competitive assets after completion of the transfer of the regulated business to the newly created utility subsidiary. UtilityCo, PowerCo and Avistar would be wholly-owned subsidiaries of the proposed holding company.

       For a discussion on the status of the formation of the holding company and corporate separation, see "Other Issues Facing The Company - The Restructuring Act, The Formation of the Holding Company and Corporate Separation" below.

                              COMPETITIVE STRATEGY

       The restructuring of the electric utility industry is expected to provide new opportunities; however, the Company anticipates that it will experience downward pressure on the Company's utility earnings from their current levels.

The reasons for the downward pressure include possible limits on return on equity, disallowance of some stranded costs and the potential loss of certain customers in a competitive environment.

       Under the holding company structure proposed to comply with the Restructuring Act, the regulated businesses (natural gas and electric transmission and distribution) will be grouped under a separate company and would focus on the core utility business in New Mexico. The unregulated businesses under the Restructuring Act (power production, bulk power marketing, including energy trading activities and energy services) would aggressively pursue efforts to expand energy marketing and utility related businesses into carefully targeted markets in an effort to increase shareholder value. The Company believes that successful operations of its proposed unregulated business activities under a holding company structure would better position the Company in an increasingly competitive utility environment.

       The Company's Generation and Trading Operations have contributed significant earnings to the Company in recent years as a result of increased off-system sales including its energy trading activities. The Company plans to expand its wholesale energy trading functions which could include an expansion of its generation portfolio. The Company continuously evaluates its physical asset acquisition strategies to ensure an optimal mix of base-load generation, peaking generation and purchased power in its power portfolio. In addition to the continued energy trading activities, the Company will further focus on opportunities in the market place where excess capacity is disappearing and mid- to long-term market demands are growing.

       The Company's current business plan includes a 300% increase in sales and a doubling of its generating capacity through the construction or acquisition of additional power generation assets in its surrounding region of operations over the next five to seven years. The proposed acquisition of Western Resources electric utility businesses announced on November 9, 2000, will allow the Company to meet this goal well ahead of schedule by adding approximately 5,600 MW to the Company's generation portfolio growth. The Company will continue to pursue growth in its generation portfolio and intends to spend $400 to $800 million over the next five years to achieve generation portfolio growth. Such growth will be dependent upon the Company's ability to generate funds for the Company's expansion. There can be no assurance that these competitive businesses, particularly the generation business, will be successful or, if unsuccessful, that they will not have a direct or indirect adverse effect on the Company.

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

                          Year Ended December 31, 2000

                                                      Utility
                                      ----------------------------------------       Generation
                                            Electric               Gas               and Trading
                                      -------------------    -----------------   -------------------

Operating revenues:
  External customers ................ $  538,758    99.87%   $319,924   100.00%  $  750,434    69.80%
  Intersegment revenues .............        707     0.13          --       --      324,744    30.20
                                      ----------   ------    --------   ------   ----------   ------
  Total revenues ....................    539,465   100.00     319,924   100.00    1,075,178   100.00
                                      ----------   ------    --------   ------   ----------   ------
Cost of energy sold .................      5,048     0.94     195,333    61.06      749,499    69.71
Intersegment purchases ..............    324,744    60.20          --       --          707     0.07
                                      ----------   ------    --------   ------   ----------   ------
  Total fuel costs ..................    329,792    61.13     195,333    61.06      750,206    69.78
                                      ----------   ------    --------   ------   ----------   ------
Gross margin ........................    209,673    38.87     124,591    38.94      324,972    30.22
                                      ----------   ------    --------   ------   ----------   ------
Administrative and other costs ......     43,874     8.13      43,241    13.52       30,009     2.79
Energy production costs .............      1,208     0.22       1,485     0.46      137,201    12.76
Depreciation and amortization .......     32,410     6.01      19,994     6.25       40,628     3.78
Transmission and distribution costs .     33,091     6.13      27,206     8.50           25       --
Taxes other than income taxes .......     14,210     2.63       8,716     2.72       11,430     1.06
Income taxes ........................     28,053     5.20       5,349     1.67       25,320     2.35
                                      ----------   ------    --------   ------   ----------   ------
  Total non-fuel operating expenses..    152,846    28.33     105,991    33.13      244,613    22.75
                                      ----------   ------    --------   ------   ----------   ------
Operating income .................... $   56,827    10.53%   $ 18,600     5.81%  $   80,359     7.47%
                                      ----------   ------    --------   ------   ----------   ------


                          Year Ended December 31, 1999

                                                      Utility
                                      --------------------------------------       Generation
                                            Electric              Gas              and Trading
                                      -------------------  -----------------   ------------------

Operating revenues:
  External customers................. $ 540,868    99.87%  $ 236,711  100.00%  $ 371,109   53.79%
  Intersegment revenues..............       707     0.13          --      --     318,872   46.21
                                      ---------   -------  ---------  -------  ---------  -------
  Total revenues.....................   541,575   100.00     236,711  100.00     689,981  100.00
                                      ---------   -------  ---------  -------  ---------  -------
Cost of energy sold..................     4,493     0.83     112,925   47.71     414,534   60.08
Intersegment purchases...............   318,872    58.88          --      --         707    0.10
                                      ---------   -------  ---------  -------  ---------  -------
  Total fuel costs...................   323,365    59.71     112,925   47.71     415,241   60.18
                                      ---------   -------  ---------  -------  ---------  -------
Gross margin.........................   218,210    40.29     123,786   52.29     274,740   39.82
                                      ---------   -------  ---------  -------  ---------  -------
Administrative and other costs.......    52,586     9.71      49,716   21.00      26,791    3.88
Energy production costs..............     2,632     0.49       1,504    0.64     132,787   19.25
Depreciation and amortization........    31,113     5.74      19,210    8.12      40,253    5.83
Transmission and distribution costs..    31,013     5.73      28,227   11.92          23      --
Taxes other than income taxes........    19,014     3.51       6,915    2.92       9,006    1.31
Income taxes.........................    24,082     4.45       2,112    0.89       7,319    1.06
                                      ---------   -------  ---------  -------  ---------  -------
  Total non-fuel operating expenses..   160,440    29.62     107,684   45.49     216,179   31.33
                                      ---------   -------  ---------  -------  ---------  -------
Operating income..................... $  57,770    10.67%   $ 16,102    6.80%  $  58,561    8.49%
                                      ---------   -------  ---------  -------  ---------  -------

                          Year Ended December 31, 1998

                                                      Utility
                                      --------------------------------------       Generation
                                            Electric              Gas              and Trading
                                      -------------------  -----------------   ------------------

Operating revenues:
  External customers.................  $ 555,568    99.87%  $ 255,975  100.00%  $ 279,636    43.53%
  Intersegment revenues..............        707     0.13          --      --     362,722    56.47
                                       ---------  -------   ---------  -------  ---------  -------
  Total revenues.....................    556,275   100.00     255,975   100.00    642,358   100.00
                                       ---------  --------  ---------  -------  ---------  -------
Cost of energy sold..................      4,572     0.82     134,755    52.64    305,525    47.56
Intersegment purchases...............    362,722    65.21          --       --        707     0.11
                                       ---------  --------  ---------  -------  ---------  -------
  Total fuel costs...................    367,294    66.03     134,755    52.64    306,232    47.67
                                       ---------  -------   ---------  -------  ---------  -------
Gross Margin.........................    188,981    33.97     121,220    47.36    336,126    52.33
                                       ---------  -------   ---------  -------  ---------  -------
Administrative and other costs.......     44,632     8.02      46,941    18.34     25,739     4.01
Energy production costs..............        846     0.15         233     0.09    148,667    23.14
Depreciation and amortization........     30,586     5.50      14,961     5.84     37,114     5.78
Transmission and distribution costs..     31,985     5.75      24,341     9.51        130     0.02
Taxes other than income taxes........     20,592     3.70       7,007     2.74      9,752     1.52
Income taxes.........................     19,954     3.59       8,685     3.39     23,262     3.62
                                       ---------  -------   ---------  -------  ---------  -------
  Total non-fuel operating expenses..    148,595    26.71     102,168    39.91    244,664    38.09
                                       ---------  -------   ---------  -------  ---------  -------
Operating income.....................  $  40,386     7.26%  $  19,052     7.44% $  91,462    14.24%
                                       ---------  -------   ---------  -------  ---------  -------


      Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

UTILITY OPERATIONS

       Electric - Operating revenues declined $2.1 million (0.4%) for the year to $539.5 million due to the implementation in late July 1999 of the rate order lowering rates by $22.2 million year-over-year. This was mostly offset by increased retail electricity delivery of 7.1 million MWh compared to 6.8 million MWh delivered in the prior year period, a 4.2% improvement which increased revenues $21.8 million year-over-year. This increased volume was the result of weather-related consumption and load growth.

        The gross margin, or operating revenues minus cost of energy sold, decreased $8.5 million reflecting a decrease in gross margin as a percentage of revenues of 1.4%. This decline reflects the rate reduction discussed above, and an increase in intersegment transfer pricing. The Company's Generation and Trading Operations exclusively provide power to the Company's Electric Product Offering. Intersegment purchases for the Generation and Trading Operations are priced using internally developed transfer pricing and are not based on market rates. Customer rates for electric service are set by the PRC based on the recovery of the cost of power production and a rate of return that includes certain generation assets that are part of Generation and Trading Operations, among other things.

       Administrative and general costs decreased $8.7 million (16.6%) for the year. This decrease is due to non-recurring Year 2000 ("Y2K") compliance costs and non-recurring costs related to the Company's implementation of its new customer billing system in 1999. In addition, in 1999, as a result of a significant increase in delinquent accounts due to system implementation problems, the Company incurred additional bad debt costs of $5.5 million above its normal experience rate. Bad debt expense in 2000 was $4.9 million, a 29.9% decline for the year (see "Implementation of New Billing System" below for additional discussion). As a percentage of revenues, administrative and other costs decreased to 8.1% from 9.7% for the year ended December 31, 2000 and 1999, respectively, primarily as a result of reduced costs.

       Energy production costs decreased $1.4 million (54.1%) for the year primarily due to non-recurring Y2K compliance costs in 2000. As a percentage of revenues, energy production costs decreased from 0.5% to 0.2%.

       Depreciation and amortization increased $1.3 million (4.2%) for the year. The increase is due to the impact of amortizing the costs of the new customer billing system, which has a five-year amortization life, and depreciating the expansion of the electric distribution system. Depreciation and amortization as a percentage of revenues increased from 5.7% to 6.0%.

       Transmission and distribution costs increased $2.1 million (6.7%) for the year primarily due to increased scheduled maintenance of transmission lines and the addition of station related equipment for reliability purposes. This increase in scheduled maintenance is expected to continue in 2001. As a percentage of revenues, transmission and distribution costs increased from 5.7% to 6.1%.

        Taxes other than income decreased $4.8 million (25.3%) due to a change in the recognition of electric franchise fees collected from customers and due to municipalities, partially offset by the impact of the implementation of the new customer billing system on the collection of certain taxes and an increase in expected tax liabilities. Franchise fees were a part of the Company's rate structure in the prior year. In the current year, they have been unbundled from the rate structure. As a result, the Company is now a collection agent for the municipalities taxes and does not incur expense or generate revenues as a result of collecting the fees. Taxes other than income as a percentage of revenues decreased to 2.6% from 3.5%.

       Gas - Operating revenues increased $83.2 million (35.2%) for the year to $319.9 million. This increase was driven by a 31.3% increase in the average rate charges per decatherm due to high gas prices in the later months of 2000 as a result of increased market demand, a 3.0% volume increase and a gas rate increase which became effective October 30, 2000. Residential and commercial customers volume decreased 10.5% due to unseasonably warm weather during the early part of 2000. Customer volume, other than residential and commercial, increased 14.9%. This growth was primarily attributed to industrial and transportation customers such as the Company's Generation and Trading Operations whose increased demand was driven by the strong power market in the Western United States. Such growth is unlikely to recur in 2001.

       The gross margin, or operating revenues minus cost of energy sold, increased $0.8 million (0.7%). This increase is due to higher distribution volumes on which the Company earns cost of service revenues. The Company purchases natural gas in the open market and resells it at cost to its distribution customers. As a result, the increase in gas prices driving increased cost of sales revenues does not have an impact on the Company's gross margin or earnings. In addition, the rate increase partially contributed to the increase in gross margin.

       Administrative and general costs decreased $6.5 million (13.0%). This decrease is mainly due to non-recurring Y2K compliance costs, customer billing system costs and lower associated bad debt costs. The Electric and Gas Product Offerings share the same billing system, and the Gas Product Offering experienced the same delinquency problems discussed above in the "Electric Product Offering" results of operations. As a result in 1999, the Company incurred additional bad debt costs of $2.7 million above its normal experience rate. However, bad debt expense did not significantly decline in 2000 as the Company increased its bad debt costs by approximately $2 million in anticipation of a higher than normal delinquency rate driven by the significantly higher natural gas prices experienced in November and December 2000. This trend is similar to historic collection trends associated with past gas price spikes.

       Depreciation and amortization increased $0.8 million (4.1%) for the year. The increase is due to the impact of amortizing the costs of a new customer billing system and depreciating the expansion of the gas transmission system.

       Transmission  and  distribution   costs  decreased  $1.0  million  (3.6%)
primarily due to non-recurring Y2K compliance costs.

       Taxes other than income increased $1.8 million (25.5%) primarily due to higher tax liabilities and the impact of the implementation of the new customer billing system on the collection of certain taxes.

GENERATION AND TRADING OPERATIONS

       Operating revenues grew $385.2 million (55.8%) for the year to $1.08 billion. This increase in wholesale electricity sales reflects strong regional wholesale electric prices caused by a warm summer, limited power generation capacity, increasing natural gas prices and the power supply imbalance in the Western United States. These factors contributed to unusually high wholesale prices which the Company does not believe to be sustainable in the long-term, but continue to effect markets in 2001. In addition, these factors have led to an extremely volatile wholesale electric power market with significant risk (see Other Issues Facing the Company - Western United States Wholesale Power Market). The Company delivered wholesale (bulk) power of 12.4 million MWh of electricity this period compared to 11.2 million MWh delivered last year, an increase of 10.6%. The MWh increase is attributable to increased trading activity during the year. Wholesale revenues from third-party customers increased from $371.1 million to $750.4 million, a 102.2% increase. The increase was largely price driven.

       The gross margin, or operating revenues minus cost of energy sold, increased $50.2 million (18.3%). Higher margins were partially offset by $8.5 million of losses associated with the Company's assessment of risk in the wholesale market (see Other Issues Facing The Company - Western United States Wholesale Power Market) and unrealized mark-to-market losses of $4.8 million which the Company recognized relating to its power trading contracts (see Note
(5) of the Notes to Consolidated Financial Statements). These items were recorded as revenue adjustments. Gross margin as a percentage of revenues decreased from 39.8% to 30.2% reflecting higher fuel and purchased power costs due to higher wholesale sales volumes and scheduled outages at the Company's San Juan Generating Station and Four Corners Plant. The Company expects similar planned outages in 2001.

       Administrative and general costs increased $3.2 million (12.0%) for the year. This increase is due to a one-time charge of $4.5 million in connection with the acquisition of a new, long-term wholesale customer (see Note (11) of the Notes to Consolidated Financial Statements) and an increase in bad debt costs, partially offset by lower legal costs related to a lawsuit settlement involving the Company's decommissioning trust (which was settled in August 2000; see Consolidated Results of Operations discussion) and non-recurring Y2K compliance costs. As a percentage of revenues, administrative and other costs decreased to 2.8% from 3.9% for the year ended December 31, 2000 and 1999, respectively as a result of increased revenues.

       Energy production costs increased $4.4 million (3.3%) for the year. These costs are generation related. The increase is due to higher maintenance costs resulting from scheduled outages at San Juan Unit 3 and Four Corners Unit 4, which were partially offset by lower PVNGS employee costs as a result of additional employee incentive and retiree healthcare costs in the prior year that did not recur in 2000 and additional PVNGS billings in 1999 for 1998 expenses as a result of an audit by the station owners. As a percentage of revenues, energy production costs decreased from 19.3% to 12.8%. The decrease is primarily due to a significant increase in energy sales.

       Taxes other than income increased $2.4 million (26.9%) due to higher tax liabilities. Taxes other than income as a percentage of revenues decreased slightly from 1.3% to at 1.1% as a result of the increase in energy sales.

UNREGULATED BUSINESSES

       Avistar contributed $2.2 million in revenues for the year compared to $8.9 million in the comparable prior year period due to lower business volumes resulting from slow developing markets associated with Avistar's new product offerings. Operating losses for Avistar increased from $4.4 million in the prior year to $6.6 million in the current year.

CONSOLIDATED

       Corporate administrative and general costs, which represent costs that are driven exclusively by corporate-level activities, increased $8.0 million for the year. This increase was due to additional administrative and consulting expenses for strategic initiatives, higher legal costs and reorganizational costs incurred in anticipation of separating utility operations under the Restructuring Act.

       Other income and deductions, net of taxes, increased $4.2 million for the year to $34.4 million due to gains, $13.2 million before income taxes related to the settlement of a lawsuit (see "Other Issues Facing the Company - Nuclear Decommissioning Trust") and $4.6 million before income taxes related to the resolution of two gas rate cases (see "Other Issues Facing The Company - Gas Rate Orders"). The current year also had increased mark-to-market gains on the corporate hedge (see "Note 5 to the Consolidated Financial Statements"). These increases were partially offset by $6.7 million before income taxes of costs related to the Company's proposed acquisition of Western Resources' electric utility assets. The Company expects to continue to incur acquisition related costs in 2001 and beyond. While these costs were deductible for income tax purposes in 2000, a significant portion of these future costs may not be tax deductible. In addition, other income and deductions included a valuation loss recognized for Avistar's AMDAX.com investment, and expenses related to the transfer of the operation of the City of Santa Fe's water system to the municipality. In 1999, other income and deductions included gains, net of taxes, of $4.2 million of equity income from a passive investment and $1.2 million from closing down certain coal mine reclamation activities in an inactive subsidiary.

       Net interest charges decreased $4.7 million for the period to $65.9 million primarily as a result of the retirement of $31.6 million of senior unsecured notes in June and August 1999 and $32.8 million in January 2000.

       The Company's consolidated income tax expense, before the cumulative effect of an accounting change, was $74.3 million, an increase of $32.0 million for the year. The Company's 2000 income tax effective rate, before the cumulative effect of the accounting change, was 42.4%. Included in the Company's 2000 income tax expense is the write-off of $6.6 million of income tax related regulatory assets. These assets relate to pre-1981 electric utility rate adjustments for certain tax benefits. The write-off of these assets reflects management's view of the probable financial outcome of utility deregulation in New Mexico, based on existing circumstances. Excluding the write-off of income tax related regulatory assets, the Company's effective tax rate was 38.7%. The Company's 1999 effective tax rate was 34.7%. The increase in the rate was primarily due to the favorable tax treatment received on the 1999 equity earnings discussed above.

       The Company's net earnings from continuing operations for the year ended December 31, 2000 were $100.9 million, a 26.8% increase. These results were impacted by certain special items comprised of gains from the settlement of a lawsuit and the favorable resolution of two gas rate cases and charges related to the impairment of certain regulatory assets, the acquisition of a new long-term wholesale customer and the proposed acquisition of Western Resources ("2000 Special Items"). The Company's net earnings excluding the 2000 Special Items were $102.6 million. Net earnings for the year ended December 31, 1999 included certain special items comprised of gains related to equity income from a passive investment and mine closure activities and bad debt costs associated with system implementation problems ("1999 Special Items"). Net earnings from continuing operations excluding the 1999 and 2000 Special Items increased from $78.5 million in 1999 to $102.6 million in 2000.

       Earnings per share from continuing operations excluding the cumulative effect of the accounting change on a diluted basis were $2.58 (excluding the 2000 Special Items) for the year ended December 31, 2000 compared to $1.91 (excluding the 1999 Special Items) for the year ended December 31, 1999. Diluted weighted average shares outstanding were 39.7 million and 41.1 million in 2000 and 1999, respectively. The decrease reflects the common stock repurchase program in 1999 and 2000. Net earnings per share from continuing operations primarily increased due to expansion of the Company's wholesale energy trading activities and the common stock repurchase program.

      Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

UTILITY OPERATIONS

        Electric - Operating revenues decreased $14.8 million (2.6%) for the year to $541.6 million primarily due to the implementation of a new rate order in late July 1999 (which lowered rates by $18 million year over year). The rate reduction was partially offset by an increase in volume. Retail electricity delivery was 6.8 million MWh compared to 6.7 million MWh delivered last year, a 1.5% improvement. Sales volume growth was negatively impacted by cooler temperatures during the summer months.

       The gross  margin,  or  operating  revenues  minus  cost of energy  sold, increased $29.2 million (15.5%) reflecting an increase in gross margin as a percentage of revenues of 6.3%. This increase reflects a decrease in intersegment transfer prices, partially offset by the rate reduction discussed above. The Company's Generation and Trading Operations exclusively provide power to the Company's Electric Product Offering. Intersegment purchases for the Generation and Trading Operations are priced using internally developed transfer pricing and are not based on market rates.

        Administrative and general costs increased $8.0 million (17.8%) for the year. This increase is due to Y2K compliance costs and costs related to the Company's implementation of its new customer billing system. In addition, the Company incurred incremental bad debt costs throughout 1999 of $5.5 million as a result of a significant increase in delinquent accounts due to system implementation problems (see "Implementation of New Billing System" below for additional discussion). As a percentage of revenues, administrative and general costs increased from 8.0% to 9.7%.

       Energy production costs increased $1.8 million for the year primarily due to Y2K compliance costs in 1999. As a percentage of revenues, energy production costs increased from 0.2% to 0.5%.

       Depreciation and amortization increased $0.5 million (1.7%) for the year. The increase is due to the impact of the new customer billing system. As a result of this, the Company revised its depreciation rates as required by the PRC. Depreciation and amortization as a percentage of revenues increased from 5.5% to 5.7% largely reflecting the decrease in energy sales.

       Transmission and distribution costs decreased $1.0 million (3.0%) for the year. This was primarily the result of lower maintenance costs due to the milder weather. As a percentage of revenues, transmission and distribution costs remained relatively constant at 5.7% and 5.8% for the years ended December 31, 1999 and 1998, respectively.

       Gas - Operating revenues declined $19.3 million (7.5%) for the year to $236.7 million. This decline was driven by a 13.8% decline in the average rate charges per decatherm due to weak gas prices and a mild winter. Price declines were partially offset by a 7.7% volume improvement, as transportation volume posted double-digit growth of 10.3%.

       The gross margin, or operating revenues minus cost of energy, increased $2.6 million (2.1%). This increase is due to changes in access fee options and increased volume sales.

       Administrative and general increased $2.8 million (5.9%). This increase is mainly due to Y2K compliance costs and costs related to the Company's implementation of its new customer billing system. In addition, the Company incurred higher bad debt costs throughout 1999 of $2.7 million, as a result of a significant increase in delinquent accounts due to system implementation problems (see "Implementation of New Billing System" below for additional discussion).

       Depreciation and amortization increased $4.2 million (28.4%) for the year. The increase is due to the impact of the new customer billing system. As a result of the addition, the Company revised its depreciation rates as required by the PRC.

       Transmission and distribution expenses increased $3.9 million (16.0%) for the year. The increase is primarily due to Y2K compliance costs.

GENERATION AND TRADING OPERATIONS

        Operating revenues grew $47.6 million (7.4%) for the year to $690.0 million due to an improvement in wholesale electricity sales volume. The Company delivered wholesale (bulk) power of 11.2 million MWh of electricity this year compared to 8.8 million MWh delivered last year, an increase of 27.2%. Revenue growth was negatively impacted by cooler temperatures in the southwest during the summer months and the availability of abundant hydro power that negatively impacted market prices in the Western United States.

       The gross margin, or operating revenues minus cost of energy, decreased $61.4 million reflecting a decrease in gross margin as a percentage of revenues of 23.9%. This decline reflects higher fuel and purchased power costs as a result of increased sales and higher prices.

       Administrative and general costs increased $1.1 million (4.1%) for the year. This increase is due to Y2K compliance costs and higher legal costs related to a lawsuit involving the Company's decommissioning trust. These increases were offset by an additional allocation of costs for 1998 and 1999 to the participants in the jointly-owned SJGS following an audit by the owners of the station. As a percentage of revenues, administrative and general costs decreased from 4.0% to 3.9% primarily due to the increase in sales.

       Energy production costs decreased $15.9 million (10.7%) for the year. These costs are generation related. The decrease is primarily due to reduced nuclear fuel storage costs at PVNGS. In 1998, the Company incurred costs of $12.1 million for spent nuclear fuel at PVNGS as it was determined that alternatives to the DOE storage and disposal facilities would be necessary due to the DOE's failure to complete such facilities by 1998 as required by law. These costs represent the cost of storage for spent fuel through 1998. As a percentage of revenues, energy production costs decreased from 23.1% to 19.3%. The decrease is due to cost control and the decreased nuclear fuel storage costs and the increase in sales.

       Depreciation and amortization increased $3.1 million (8.5%) for the year. The increase is due to pollution control improvements at certain generation plants. As a result of the additions, the Company revised its depreciation rates as required by the PRC. Depreciation and amortization as a percentage of revenues remained constant at 5.8% reflecting an increase in expense offset by the increase in energy sales.

UNREGULATED BUSINESSES

       Avistar contributed $8.9 million in revenues in 1999 compared to $1.3 million in 1998. Operating loss for the unregulated businesses decreased from $5.9 million in 1998 to $4.4 million in 1999 reflecting their expanded operating activities.

CONSOLIDATED

       Corporate administrative and general costs remained relatively constant at $12.7 million for the year.

       Other income and deductions, net of taxes, increased $7.5 million for the year to $30.2 million due to the recording of interest income from the PVNGS Capital Trust. In addition, other income included certain one-time net gains in 1999 and 1998. In 1999, the Company recognized $4.2 million of equity income from a passive investment and a gain of $1.2 million as a result of closing down of coal mining reclamation activities in an inactive subsidiary. In 1998, the Company recognized $1.3 million in a lawsuit settlement and $1.5 million from the reversal of a gas rate case reserve.

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

       The Company's consolidated income tax expense, before the cumulative effect of accounting change and discontinued operations, was $42.3 million, a decrease of $14.0 million for the year. The Company's income tax effective rate, before the cumulative effect of accounting change and discontinued operations, decreased from 37.2% to 34.7%. This decrease is primarily due to the favorable tax treatment received on the equity income discussed above. The investment income qualifies for the 80% dividends received deduction under Internal Revenue Service regulations.

       The Company's net earnings from continuing operations for the year ended December 31, 1999, were $78.5 million, excluding the one-time gains related to equity income from a passive investment and mine closure activities and the one-time charge for bad debt associated with system implementation problems ("1999 Special Items") compared to $99.0 million, excluding one-time gains for proceeds from a litigation settlement and the reversal of a gas rate case reserve and the one-time charge for spent nuclear fuel costs at PVNGS ("1998 Special Items") for the year ended December 31, 1998.

        Earnings per share from continuing operations on a diluted basis excluding the cumulative effect of the accounting change were $1.91 (excluding the 1999 Special Items) for the year ended December 31, 2000 compared to $2.35 (excluding the 1998 Special Items) for the year ended December 31, 1998. Diluted weighted average shares outstanding were 41.1 million and 42.1 million in 1999 and 1998, respectively. The decrease reflects the common stock repurchase program in 1999. The 1999 results were negatively impacted by the electric rate reduction in the third quarter, increased fuel and purchased power costs, a weak gas market and cooler weather in the West during the summer months. In addition, Y2K compliance and the implementation of the new customer billing system increased costs. This impact was partially offset by the gains recorded in other income.

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

        Cumulative Effect of a Change in Accounting Principle - Effective January 1, 1999, the Company adopted Energy Issues Task Force Issue No. 98-10. The effect of the initial application of the new standard is reported as a cumulative effect of a change in accounting principle. As a result, the Company recorded additional earnings, net of taxes, of approximately $3.5 million, or $0.08 per common share, to recognize the gain on net open physical electricity purchase and sales commitments considered to be trading activities.

                               FUTURE EXPECTATIONS

       On January 27, 2001, the Company announced that it expected its 2001 earnings to be within the range of $2.60 to $2.70 per diluted share. This estimate is based on the Company's strong results in 2000, and management's view of developments in the wholesale power marketplace in the beginning of 2001. Management believes that the strong wholesale power market experienced in the third and fourth quarters of 2000 will continue into the first two quarters of 2001, while the third and fourth quarters of 2001 are not expected to experience the demand that drove wholesale power prices in the comparable quarters in 2000; therefore, management's expectation is that the third and fourth quarters' net earnings may be lower than in 2000. The Company's wholesale power marketing operations are expected to continue to expand in 2001. Accordingly, these earnings expectations factor in the anticipated continued volatility seen in the wholesale marketplace in 2000, and appropriate allowances have been made in these estimates for this market risk, similar in nature to the $8.5 million of losses recognized for market risk in 2000.

       Management's expectations for 2001 assume retail sales growth will continue at rates comparable to what was experienced in 2000 and the full realization of the favorable outcome of the two gas rate cases settled in August of 2000. Expenses are expected to increase due to inflation, growth initiatives and regulatory filing costs. These earnings estimates do not include any costs related to the Company's acquisition of the electric utility assets of Western Resources which are expected to be approximately $10 to $15 million. The significant  capital  additions  in 2000 are  expected  to result  in  increased depreciation and amortization expense in 2000. In addition, because of initiatives undertaken in 2000, it is expected that reduced losses in the non-regulated businesses will contribute to net earnings.

        This discussion of future expectations is forward looking information within the meaning of Section 21E of the Securities and Exchange Act. The achievement of expected results is dependent upon the assumptions described in the preceding discussion, and is qualified in its entirety by the Private Securities Litigation Reform Act of 1995 disclosure - (see "Disclosure Regarding Forward Looking Statements" below) - and the factors described within the disclosure which could cause the Company's actual financial results to differ materially from the expected results enumerated above.

                         LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 2000, the Company had working capital of $147.8 million including cash and cash equivalents of $107.7 million. This is a decrease in working capital of $19.3 million from December 31, 1999. This decrease primarily reflects the Company's increased activity in the wholesale power market.

        Cash generated from operating activities was $239.5 million, an increase of $26.5 million from 1999. This increase was primarily the result of increased profitability including the favorable settlement of a lawsuit. In addition, accounts payable increased due to increased wholesale power purchases driven by the Company's expansion of its wholesale power marketing operations. This increase was partially offset by an increase in the Company's receivables. Unrecovered purchased gas adjustments and accounts receivable from utility customers increased as a result of higher gas prices. In addition, accounts receivable increased as a result of increased wholesale electricity sales.

        Cash used for investing activities was $157.5 million in 2000 compared to $55.9 million in 1999. This increased spending reflects $13.3 million related to the acquisition of transmission assets (see "Acquisition of Certain Assets and Related Agreements" below), combustion turbine option payments of $13.0 million, the expansion of the electric distribution system at a cost of $13.7 million and the gas transmission and distribution systems at a cost of $10.1 million to serve new load and for reliability purposes, an investment in an internet gateway service provider of $10.0 million and additional funding and realized gains in the decommissioning trust of $9.3 million. Cash used for investing activities in 2000 includes the $6.7 million of costs related to the acquisition of Western Resources electric utility assets. In addition, in 1999 the Company liquidated certain insurance-based investments in the nuclear decommissioning trust of $26.6 million.

       Cash used for financing activities was $94.7 million in 2000 compared to $98.0 million in 1999. This decrease reflects $26.6 million of loan repayments associated with nuclear decommissioning trust activities in 1999, partially offset by the issuance of $11.5 million of 6.60% Pollution Control Revenue Bonds in 1999 and increased common stock repurchases in 2000 (see "Stock Repurchase" below).

Capital Requirements

       Total capital requirements include construction expenditures as well as other major capital requirements and cash dividend requirements for both common and preferred stock. The main focus of the Company's construction program is upgrading generation systems, upgrading and expanding the electric and gas transmission and distribution systems and purchasing nuclear fuel. In addition, the Company anticipates significant expenditures to expand its generation capabilities. Projections for total capital requirements and construction expenditures for 2001 are $353 million and $347 million, respectively. Such projections for the years 2001 through 2005 are $1.45 billion and $1.42 billion, respectively. These estimates are under continuing review and subject to on-going adjustment (see "Competitive Strategy" above).

       The Company's construction expenditures for 2000 were entirely funded through cash generated from operations. The Company currently anticipates that internal cash generation and current debt capacity will be sufficient to meet capital requirements for the years 2001 through 2005, except as provided for in its proposed plan to separate pursuant to the Restructuring Act (see "Proposed Holding Company Plan" below). To cover the difference in the amounts and timing of cash generation and cash requirements, the Company intends to use short-term borrowings under its liquidity arrangements.

Liquidity

       At February 1, 2001, the Company had $175 million of available liquidity arrangements, consisting of $150 million from a senior unsecured revolving credit facility ("Credit Facility"), and $25 million in local lines of credit. The Credit Facility will expire in March 2003. There were no outstanding borrowings as of February 1, 2001.

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

       In connection with the Company's announcement of its proposed acquisition of Western Resources' electric utility operations, Standard and Poors ("S&P"), Moody's Investor Services ("Moody's") and Fitch IBCA, Duff & Phelps ("Fitch") have placed the Company's securities ratings on negative credit watch pending review of the transaction. The Company is committed to maintaining its investment grade. S&P has rated the Company's senior unsecured debt and its EIP senior secured debt "BBB-" and its preferred stock "BB". Moody's has rated the Company's senior unsecured notes and senior unsecured pollution control revenue bonds "Baa3"; and preferred stock "ba1". The EIP lease obligation bonds are also rated "Ba1". Fitch rates the Company's senior unsecured notes and senior unsecured pollution control revenue bonds "BBB-," the Company's EIP lease obligation "BB+" and the Company's preferred stock "BB-." Investors are cautioned that a security rating is not a recommendation to buy, sell or hold securities, that it may be subject to revision or withdrawal at any time by the assigning rating organization, and that each rating should be evaluated independently of any other rating.

       In addition to the impact of the proposed acquisition of Western Resources' electric utility operations, future rating actions for the Company's securities will depend in large part on the actions of the PRC relating to numerous restructuring issues, including the Company's proposed plan to separate the utility into a generation business and a distribution and transmission business as required by the Restructuring Act ("Proposed Plan"). The Company believes, based on its Proposed Plan (see "Proposed Holding Company Plan" below), that UtilityCo and PowerCo will both receive investment grade credit ratings, however, such ratings will be contingent upon many factors that have yet to be determined. Fitch announced publicly that assuming the Company implements its Proposed Plan, it would expect to issue investment grade ratings for UtilityCo, and PowerCo's rating would "border investment grade". Fitch cautioned that ratings for UtilityCo and PowerCo were highly conditional upon reaching assumptions provided by the Company.

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

       The Company currently has no requirements for long-term financings during the period of 2001 through 2004, except as part of its Proposed Plan (see "Proposed Holding Company Plan" below). However, during this period, the Company could enter into long-term financings for the purpose of strengthening its balance sheet and reducing its cost of capital. The Company continues to evaluate its investment and debt retirement options to optimize its financing strategy and earnings potential. No additional first mortgage bonds may be issued under the Company's mortgage. The amount of SUNs that may be issued is not limited by the SUNs indenture. However, debt to capital requirements in certain of the Company's financial instruments would ultimately restrict the Company's ability to issue SUNs.

Proposed Holding Company Plan

       On April 18, 2000, the Company filed as an exhibit on Form 8-K, unaudited pro forma financial statements of PowerCo and UtilityCo that give effect to the Company's Proposed Plan. The structure of the Proposed Plan presented in the April 18, 2000 Form 8-K was subsequently revised in October 2000 by the Company. This revised Proposed Plan results in a capital structure for the holding company, PowerCo and UtilityCo similar to the presentation in the Form 8-K. The revised Proposed Plan is subject to regulatory and other approvals as well as market, economic and business conditions. As such, the revised Proposed Plan may be subject to significant changes before implementation and the pro forma financial statements as filed in the Form 8-K may require revision to reflect the final plan of separation pursuant to the Restructuring Act.

       The revised Proposed Plan assumes that the separation required under the Restructuring Act will be accomplished as follows: PowerCo will transfer its regulated assets to a wholly owned subsidiary, UtilityCo, in exchange for common stock, UtilityCo preferred stock, UtilityCo senior unsecured notes and cash. UtilityCo will also assume certain liabilities associated with the regulated assets. PowerCo will then dividend the common stock of UtilityCo to the holding company.

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

       Although there are other alternatives to finance the acquisition of the regulated assets from PowerCo, based on current market, economic and business conditions, the Company currently believes that the foregoing transactions represent the most advantageous way to effect the Asset Transfer. However, the structure of the revised Proposed Plan is subject to change as the regulatory approval process continues and is ultimately resolved. Implementation of the Proposed Plan in 2001 is dependent on the outcome of certain pending legislation which if enacted, would delay restructuring for five more years.

       A condition precedent to corporate separation is the obtaining of written consents from PVNGS lessors. As of December 31, 2000, two lessors had signed consents, one lessor has agreed in principle to the terms of the signed consent but had not signed, and two lessors had not agreed to those terms. The signed consents have various financial covenants which limit PowerCo's ability to sell, transfer or convey its assets assuming certain coverage ratios are not met. Additionally, the consents require the holding company to guarantee the leases. The consents and the covenants will not become effective until corporate separation occurs.

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

       On August 8, 2000, the Company's Board of Directors approved a plan to repurchase up to $35 million of the Company's common stock through the end of the first quarter of 2001. From August 8, 2000 through December 31, 2000 Company repurchased an additional 417,900 shares of its outstanding common stock at a cost of $9.0 million. As of February 1, 2001, the Company does not anticipate continuing its repurchase plan given the share price of its common stock.

Acquisition of Certain Assets and Related Agreements

       The Company and Tri-State Generation and Transmission Association, Inc. ("Tri-State") entered into an asset sale agreement dated September 9, 1999, pursuant to which Tri-State has agreed to sell to the Company certain assets acquired by Tri-State as the result of Tri-State's merger with Plains Electric Generation and Transmission Cooperative, Inc. ("Plains") consisting primarily of transmission assets, a fifty percent interest in an inactive power plant located near Albuquerque, and an office building. The purchase price was originally $13.2 million, subject to adjustment at the time of closing, with the transaction to close in two phases. On July 1, 2000, the first phase was completed, and the Company acquired the 50 percent ownership in the inactive power plant and the office building. The second phase relating to the transmission assets is expected to close in the first quarter 2001.

       In addition, on July 1, 2000, the Company advanced $11.8 million to a former Plains cooperative member as part of an agreement for the Company to become the cooperative's power supplier. Approximately $4.5 million of this advance represents an inducement for entering into a 10 year power sales agreement. Accordingly, the Company expensed this amount in the third quarter as a business development cost. The remaining $7.5 million will be repaid over 10 years. If the cooperative terminates the contract early, the whole $11.8 million advance must be repaid to the Company.

Dividends

        The Company's board of directors reviews the Company's dividend policy on a continuing basis. The declaration of common dividends is dependent upon a number of factors including the extent to which cash flows will support dividends, the availability of retained earnings, the financial circumstances and performance of the Company, the PRC's decisions on the Company's various regulatory cases currently pending, the effect of deregulating generation markets and market economic conditions. The ability to recover stranded costs in deregulation, future growth plans and the related capital requirements and standard business considerations will also affect the Company's ability to pay dividends. In addition, following the separation as required by the Restructuring Act, the ability of the proposed holding company to pay dividends will depend initially on the dividends and other distributions that UtilityCo and PowerCo pay to the holding company.

Capital Structure

        The Company's capitalization, including current maturities of long-term debt, at December 31 is shown below:
                                                       2000        1999
                                                       ----        ----

         Common Equity............................      48.6%      46.7%
         Preferred Stock..........................       0.7        0.7
         Long-term Debt...........................      50.7       52.6
                                                       -----      -----
            Total Capitalization*.................     100.0%     100.0%
                                                       =====      =====

        * Total capitalization does not include as debt the present value of the Company's lease obligations for PVNGS Units 1 and 2 and EIP which was $162 million as of December 31, 2000 and $165 million as of December 31, 1999.

                         OTHER ISSUES FACING THE COMPANY

             THE RESTRUCTURING ACT, THE FORMATION OF HOLDING COMPANY
                            AND CORPORATE SEPARATION

       The Company has filed its transition plan with the PRC pursuant to the Restructuring Act in three parts. In November 1999, the Company filed the first two parts of the transition plan with the PRC. Part one, which has been approved, requested approval to create Manzano and UtilityCo as wholly-owned shell subsidiaries of the Company. Part two of the Company's transition plan requested all PRC approvals necessary for the Company to implement the formation of the holding company structure, the share exchange and the separation plan. Part Two is awaiting a recommended decision by the hearing examiner. Under existing deadlines, the Company must separate its assets no later than August 1, 2001. The Company's management believes that implementation of the separation plan will not occur prior to August 1, 2001, and there is no assurance that implementation of the separation plan will occur by that time. On May 31, 2000, the Company filed with the PRC part three of the transition plan requesting approval for the recovery of stranded costs and other expenses associated with the transition to a competitive market, UtilityCo's rates for retail distribution services, the procurement of "standard offer service" power supplies for customers who do not select a power supplier and other issues required to be considered under the Restructuring Act. The Hearing Examiner has tentatively scheduled hearings on Part three to begin on June 6, 2001. Hearings are expected to last four to six weeks.

       On August 17, 2000, the PRC staff and other parties filed a Joint Motion to Defer Commission Decision on Separation of Generation Assets and to extend the Standard Offer Update Deadline. The Joint Motion requested that the PRC not allow separation to occur until after the 2001 legislative session to allow the legislature to determine if any amendments to the Restructuring Act might be necessary in light of the high prices experienced last year in California. The 2001 legislative session began January 16 and ends March 17. On September 11, 2000, the Company filed its response to the Joint Motion, pointing out key differences between New Mexico's Restructuring Act and California's as well as differing circumstances between the two states. On September 26, 2000, the PRC conducted a workshop where numerous interested parties commented on the California experience and its relevance to New Mexico. To date, the PRC has not formally acted on the Joint Motion.

       The New Mexico Legislature is currently considering various legislative initiatives that could delay open access and activities under the Restructuring Act, including corporate separation. Legislators are concerned by the turmoil in the California retail energy market. On February 14, 2001, Senate Bill 266, as amended, passed the Senate 39-0. The bill delays implementation of restructuring, including corporate separation, by an additional five years. The PRC would have the authority to delay for another year under certain circumstances. The amended bill would require the PRC to approve a holding company, without asset separation, by July 1, 2001. In addition, the amended bill allows utilities to engage in unregulated power generation business activities until corporate separation is implemented. The cost of new unregulated utility generation resources will serve as a cap on the price of new resources needed to serve retail customers until restructuring is implemented.

Although the amended bill passed the Senate unanimously, the Company is unable to predict if it will pass the House of Representatives and in what form, and if passed by the House, if it will be signed by the Governor. If enacted in its current form, Senate Bill 266 will provide the Company with significant flexibility to pursue its growth strategy, despite the delay in restructuring.

       The Company had been in discussions with the PRC staff and other parties in an attempt to arrive at a settlement agreement which addresses the concerns of the parties and allows separation to continue without significant delay. The discussions have not continued pending conclusion of the New Mexico Legislative session in mid March, 2001. However, if Restructuring is not delayed by the Legislature, it is likely the discussions will be revived. The potential outcome of any future discussions may be different from the plan the Company filed on May 31, 2000 and could potentially affect the realizability of certain regulatory assets recorded by the Company (See "Other Issues Facing the Company
- The Restructuring Act and Formation of the Holding Company - Stranded Costs").

       In addition to the PRC's approval, completion of corporate separation will require a number of regulatory approvals by, among others, the Securities and Exchange Commission. Approvals from the Federal Energy Regulatory Commission and the Nuclear Regulatory Commission have been obtained. In June 2000, shareholders approved the share exchange; however, completion of corporate separation will also require certain other consents. Completion may also entail significant restructuring activities with respect to the Company's existing liquidity arrangements and the Company's publicly-held senior unsecured notes of which $368 million were outstanding as of December 31, 2000. Under the Proposed Plan, holders of the Company's senior unsecured notes, $100 million at 7.5% and $268.4 million at 7.1%, will be offered the opportunity to exchange their securities for like senior unsecured notes to be issued by the newly created regulated business (see "Liquidity and Capital Resources - Financing Activities and Proposed Holding Company Plan" above).

Stranded Costs

       The Restructuring Act recognizes that electric utilities should be permitted a reasonable opportunity to recover an appropriate amount of the costs previously incurred in providing electric service to their customers ("stranded costs"). Stranded costs represent all costs associated with generation-related assets, currently in rates, in excess of the expected competitive market price over the life of those assets and include plant decommissioning costs, regulatory assets, and lease and lease-related costs. Utilities will be allowed to recover no less than 50% of stranded costs through a non-bypassable charge on all customer bills for five years after implementation of customer choice. The PRC could authorize a utility to recover up to 100% of its stranded costs if the PRC finds that recovery of more than 50%: (i) is in the public interest; (ii) is necessary to maintain the financial integrity of the public utility; (iii) is necessary to continue adequate and reliable service; and (iv) will not cause an increase in rates to residential or small business customers during the transition period. The Restructuring Act also allows for the recovery of nuclear decommissioning costs by means of a separate wires charge over the life of the underlying generation assets (see "NRC Prefunding" below).

        The calculation of stranded costs is subject to a number of highly sensitive assumptions, including the date of open access, appropriate discount rates and projected market prices, among others. On May 31, 2000, the Company filed with the PRC its proposal to recover its stranded costs. These costs, excluding nuclear decommissioning costs, total a present value of $691.6 million. In addition, stranded costs associated with decommissioning the Company's portion of the Palo Verde nuclear plant total an additional present value of $44.4 million. This amount considers the effect of expected earnings on the Company's qualified nuclear decommissioning trusts.

       Approximately $141 million of costs associated with the unregulated businesses under the Restructuring Act were established as regulatory assets. Because of the Company's belief that recovery is probable, these regulatory assets continue to be classified as regulatory assets, although the Company has discontinued Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71) and adopted Statement of Financial Accounting Standards No. 101, "Regulated Enterprises--Accounting for the Discontinuance of Application of FASB Statement 71." In 2000, the Company expensed $6.6 million of these assets based on management's view of the probable financial outcome of restructuring in New Mexico upon existing circumstances. If discussions with the PRC staff and other parties result in a settlement in which the amount the Company recovers for stranded costs is less than the amount it has recorded on the balance sheet as regulatory assets, the Company will be required to write-off the difference between its recovery of these costs and the amount it has currently recorded. Likewise, if a delay in corporate separation occurs, the Company may be required to write-off all or a portion of these assets due to the uncertainty of recovery resulting from enactment of the delay. However, Senate Bill 266, as amended, establishes certain regulatory provisions affecting these costs, which if enacted along with the delay, will allow the Company to recover mine reclamation costs (see Note 2 to the Consolidated Financial Statements).

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

Transition Cost Recovery

       In addition, the Restructuring Act authorizes utilities to recover in full any prudent and reasonable costs incurred in implementing full open access ("transition costs"). These transition costs are currently scheduled to be recovered through 2007 by means of a separate wires charge. The PRC may extend this date by up to one year. The Company is still evaluating its expected transition costs and has not made a final determination of those costs. The Company, however, currently estimates that these costs will be approximately $46 million, including allowances for certain costs which are non-deductible for income tax purposes. To date, the Company has capitalized $19.1 million of expenditures that meet the Restructuring Act's definition of transition-related costs. Transition costs for which the Company will seek recovery include professional fees, financing costs, consents relating to the transfer of assets, management information system changes including billing system changes and public and customer education and communications. Recoverable transition costs are currently being capitalized and will be amortized over the recovery period to match related revenues. The Company intends to vigorously pursue remedies available to it should the PRC disallow recovery of reasonable transition costs. Costs not recoverable will be expensed when incurred unless these costs are otherwise permitted to be capitalized under current and future accounting rules. If the amount of non-recoverable transition costs is material, the resulting charge to earnings may have a material effect on the future financial results and position of the Company.

NRC Prefunding

       Pursuant to NRC rules on financial assurance requirements for the decommissioning of nuclear power plants, the Company has a program for funding its share of decommissioning costs for PVNGS through a sinking fund mechanism (see "PVNGS Decommissioning Funding"). The NRC rules on financial assurance became effective on November 23, 1998. The amended rules provide that a licensee may use an external sinking fund as the exclusive financial assurance mechanism if the licensee recovers estimated decommissioning costs through cost of service rates or a "non-bypassable charge". Other mechanisms are prescribed, such as prepayment, surety methods, insurance and other guarantees, to the extent that the requirements for exclusive reliance on the fund mechanism are not met.

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

       As a result of the Restructuring Act, the Company may face competition from companies with greater financial and other resources. There can be no assurance that the Company will not face competition in the future that would adversely affect its results.

       It is the current intention to have the Company's unregulated businesses under the Restructuring Act engage primarily in energy-related businesses that will not be regulated by state or Federal agencies that currently regulate public utilities (other than the FERC and NRC). These competitive businesses, including the generation business, will encounter competition and other factors not previously experienced by the Company, and may have different, and perhaps greater, investment risks than those involved in the regulated business that will be engaged in by UtilityCo. Specifically, the passage of the Restructuring Act and deregulation in the electric utility industry generally are likely to have an impact on the price and margins for electric generation and thus, the return on the investment in electric generation assets. In response to competition and the need to gain economies of scale, electricity producers will need to control costs to maintain margins, profitability and cash flow that will be adequate to support investments in new technology and infrastructure. The Company will have to compete directly with independent power producers, many of whom will be larger in scale, thus creating a competitive advantage for those producers due to scale efficiencies.

       The New Mexico Legislature is currently considering legislation that could delay open access and other activities under the Restructuring Act, including corporate separation. A delay without providing business flexibility could have a negative effect on the Company's ability to compete in the wholesale power market. Under the current regulatory environment in New Mexico, the Company is unable to achieve the necessary business flexibility it requires to take advantage of business opportunities to execute its growth strategy. There can be no assurance that the Company can successfully compete in the wholesale power marketplace and continue to execute its growth strategy if implementation of the Restructuring Act is rolled back. Senate Bill 266, as originally introduced, simply delayed restructuring for five years. However, during the course of committee hearings and floor debate, the bill was amended so as to provide significant business flexibility to utilities despite the delay. As amended, Senate Bill 266 passed the Senate 39-0 and is now pending in the House of Representatives.

              ACQUISITION OF WESTERN RESOURCES ELECTRIC OPERATIONS

       Under the terms of an agreement and plan of restructuring and merger, the Company and Western Resources, whose utility operations consist of its Kansas Power and Light division and Kansas Gas and Electric subsidiary, will both become subsidiaries of a new holding company to be named at a future date. Prior to and as a condition to, the consummation of this combination, Western Resources will reorganize all of its non-utility assets, including its 85% stake in Protection One and its 45% investment in ONEOK, into Westar Industries which will be spun off to Western Resources' shareholders prior to the acquisition of Western's utility assets by the Company.

       The new holding company will issue 55 million of its shares, subject to adjustment, to Western Resources' shareholders and Westar Industries and 39 million shares to the Company's shareholders. Before any adjustments, the new company will have approximately 94 million shares outstanding, of which approximately 41% will be owned by former Company shareholders and 59% will be owned by former Western Resources shareholders and Westar Industries.

       Based on the Company's average closing price over the last ten days prior to the announcement of the transaction of $27.325 per share, the indicated equity consideration of the transaction is approximately $1.5 billion. In addition, approximately $2.9 billion of existing Western Resources debt will be retained, giving the transaction an aggregate enterprise value of approximately $4.4 billion. The new company will undertake to refinance and reduce the debt on Western Resources' books. The new holding company will have a total enterprise value of approximately $6.5 billion ($2.6 billion in equity; $3.9 billion in debt and preferred stock).

       The transaction will be accounted for as a reverse acquisition by the Company as the former Western Resources shareholders will receive the majority of the voting interests in the new holding company. For accounting purposes, Western Resources will be treated as the acquiring entity. Accordingly, all of the assets and liabilities of the Company will be recorded at fair value in the business combination as required by the purchase method of accounting. In addition, the operations of the Company will be reflected in the operations of the combined company only from the date of acquisition.

       In the transaction, each Company share will be exchanged on a one-for-one basis for shares in the new holding company. The portion of each Western Resources share not converted into Westar stock in connection with the spin-off will be exchanged for a fraction of a share of the new holding company in accordance with an exchange ratio to be finalized at closing, depending on the impact of certain adjustments to the transaction consideration. Under the terms of the agreement, Western Resources and Westar Industries have been given an incentive to reduce Western Resources net debt balance prior to the consummation of the transaction. The agreement contains a mechanism to adjust the transaction consideration based on additional equity contributions. Under this mechanism, Western Resources could undertake certain activities not affecting its utility operations to reduce the net debt balance of the utility. The effect of such activities would be to increase the number of new holding company shares to be issued to all Western Resources shareholders (including Westar Industries) in the transaction. In addition, Westar Industries has the option of making additional equity infusions into Western Resources that will be used to reduce the utility's net debt balance prior to closing. Up to $407 million of such equity infusions may be used to purchase additional new holding company common and convertible preferred stock.

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

       The Company expects that the shareholders of the new holding company will receive the Company's dividend. The Company's current annual dividend is $0.80 per share. There can be no assurance however that any funds, property or shares will be legally available to pay dividends at any given time or if available, the new holding company's Board of Directors will declare a dividend.

       The companies expect the transaction to be completed within the next 12 to 18 months. The successful spin-off of Westar Industries from Western Resources is required prior to the consummation of the transaction. The transaction is also conditioned upon, among other things, approvals from both companies' shareholders and customary regulatory approvals from the Kansas Corporation Commission, the New Mexico Public Regulation Commission, the Federal Energy Regulatory Commission, the Nuclear Regulatory Commission, and the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The new holding company expects to register as a holding company with the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935. The Company expects that all of the above mentioned approvals will be obtained; however, such approvals are not assured.

                  WESTERN UNITED STATES WHOLESALE POWER MARKET

       A significant portion of the Company's earnings in 2000 was derived from the Company's wholesale power trading operations which benefited from the strong demand and high wholesale prices in the Western United States. These market conditions were primarily driven by the electric power supply shortages in the Western United States. As a result of the supply imbalance, the wholesale power market in the Western United States has become extremely volatile and, while providing many marketing opportunities, presents significant risk to companies selling power into this marketplace.

       During 2000, regional wholesale electricity prices reached over $1,000 per MWh mainly due to the electric power shortages in the West. Two of California's major utilities, SCE and PG&E, were unable to pass this cost on to their ratepayers. As a result, both utilities are experiencing severe liquidity constraints and have each stated publicly that they may file for bankruptcy. In response to the financial difficulties being experienced by SCE and PG&E and the resulting turmoil in the California market, the U.S. Secretary of Energy imposed a "soft" price cap of $150 per MWh effective January 1, 2001, and expiring January 23, 2001. This price cap was subsequently extended to February 7, 2001. The price cap requires that any wholesale sales of electricity into the California market be capped at $150 MWh unless the seller can demonstrate that its costs exceed the cap. In addition, the Governor and legislature of California are considering a number of proposals which may put downward pressure on the price of electricity including, but not limited to, a restructured power auction system and the purchase of power by the state on a long-term basis. It is unclear what effect these measures will have on the price of electricity in California and the surrounding states. Such measures may have an impact on the sustainability of the high electric power prices experienced in 2000.

     The Company is not a major participant in the California market. In 2000, approximately seven percent of all wholesale power sales by the Company were made directly to the California Power Exchange ("California PX"), which was the main market for the purchase and sale of electricity in the state during 2000 and the beginning of 2001, or the California Independent System Operator ("California ISO"), which manages the state's electricity transmission network. At December 31, 2000, amounts due from the California PX or ISO for power sold to them totaled $10.5 million. In January and February 2001, SCE and PG&E, major purchasers of power from the California PX and ISO, defaulted on payments due the California PX for power purchased from the PX in 2000. In addition, these companies defaulted on various debt obligations in January and February 2001 due third party creditors. The impact of these defaults on the Company was immaterial.

        However, under the terms of the participation agreement with the California PX, defaults by the PX's debtors are charged-back proportionally to the creditors based on their level of participation in the exchange in the three months preceding the respective default. Through February 8, 2001, the PX has had defaults of $865 million by SCE and PG&E for power purchased in November 2000. Additional defaults may occur. The Company has been invoiced for $2.3 million as its proportionate share under the participation agreement. A number of power marketers and generators have filed a complaint with the FERC to halt the PX's attempt to collect these payments under the charge-back mechanism, claiming the mechanism was not intended for these purposes, and even if it was so intended, such an application is unreasonable and destabilizing to the California power market. If the FERC does not intercede, and the participating creditors do not make payments, the PX may draw upon letters of credit and other collateral on deposit with the exchange. The Company has issued the PX a letter of credit of $3 million. The Company does not believe the charge-back is appropriate and is evaluating its course of action; however, the Company does not believe the situation will have a material adverse effect on its results of operations or financial condition.

       In addition to sales to the California PX and ISO, the Company sells power to customers in other jurisdictions who sell to the California PX and ISO and whose ability to pay may be dependent on payment from California. The Company is unable to determine whether its non-California power sales ultimately are resold in the California market. The Company's credit risk is monitored by its Risk Management Committee, which is comprised of senior finance and operations managers. The Company seeks to minimize its exposure through established credit limits, a diversified customer base and the structuring of transactions to take advantage of off-setting positions with its customers. To the extent these customers who sell power into California are dependent on payment from California to make their payments to the Company, the Company may be exposed to credit risk which did not exist prior to the California situation.

       In 2000, in response to the increased credit risk and market price volatility described above, the Company recognized $8.5 million of losses to reflect management's estimate of the increased risk in the wholesale power market and its impact on 2000 revenues. This determination was based on a methodology that considers the credit ratings of its customers and the price volatility in the marketplace, among other things. The Company will continue to monitor the wholesale power marketplace and adjust its estimates accordingly.

       The California Public Utilities Commission ("CPUC") has commenced an investigation into the functioning of the California wholesale power market and its associated impact on retail rates. The Company, along with other power suppliers in California, has been served with a subpoena in connection with this investigation and has responded to the subpoena. The Company has not heard further from the CPUC. The Company has been advised that the California Attorney General is conducting an investigation into possibly unlawful, unfair or anti-competitive behavior affecting electricity rates in California, and that Company documents will be subpoenaed in the near future in connection with this investigation. However, no such subpoena has yet been forthcoming.

       In addition, there are several class action lawsuits that have been filed in California against generators and wholesale sellers of energy into the California market. These actions allege, in essence, that the defendants engaged in unlawful and unfair business practices to manipulate the wholesale energy market, fix prices and restrain supply, and thereby drive up prices. The Company is not a named defendant in any of these actions, and there has been no claim or threat of litigation against the Company arising out of the matters addressed in these actions.

       The Company does not believe that these matters will have a material adverse effect on its results of operations or financial position.

       As discussed above, SCE has defaulted on certain of its obligations and has publicly announced that it may declare bankruptcy. SCE is a 15.8% participant in PVNGS and a 48.0% participant in Four Corners. Pursuant to an agreement among the participants in PVNGS and an agreement among the participants in Four Corners Units 4 and 5, each participant is required to fund its proportionate share of operation and maintenance, capital, and fuel costs of PVNGS and Four Corners Units 4 and 5. The Company estimates SCE's total monthly share of these costs to be approximately $7.1 million for PVNGS and $8.0 million for Four Corners. The agreements provide that if a participant fails to meet its payment obligations, each non-defaulting participant shall pay its proportionate share of the payments owed by the defaulting participant for a period of six months. During this time the defaulting participant is entitled to its share of the power generated by the respective station. After this grace period, the defaulting participant must make its payments in arrears before it is entitled to its continuing share of power. As of February 1, 2001, SCE has not defaulted on its payment obligations with respect to PVNGS and Four Corners. The Company is unable to predict whether the California situation will cause SCE to default on its payment obligations.

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

       Under PRC rules and PRC approved Company rules, the Company is required to issue customer bills on a monthly basis. The Company was granted a temporary variance, and the PRC began a hearing on whether the Company violated PRC rules, regulations or orders or the New Mexico Public Utility Act. The investigation was concluded on November 2, 1999, without the PRC imposing any civil penalty on the Company and with an approved stipulation that the Company be permitted to bill an additional service charge to customers who were not billed the appropriate electric service charge or gas access fee. The stipulation was limited to approximately $0.7 million in the November and December billing cycles.

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

       As a result of the delay of normal collection activities, the Company incurred a significant increase in delinquent accounts, many of which occurred with customers that no longer have active accounts with the Company. As a result, the Company significantly increased its estimate of bad debt costs throughout 1999.

       The  Company  continued  its  analysis  and  collection  efforts  of  its delinquent accounts resulting from the problems associated with the implementation of the new customer billing system throughout 2000 and identified additional bad debt exposure. By the end of 2000, the Company completed its analysis of its delinquent accounts and resumed its normal collection procedures. As a result, the Company has determined that $13.5 million of customer receivables will not be collectible. Based upon information available at December 31, 2000, the Company believes the allowance for doubtful accounts of $9.0 million is adequate for management's estimate of potential uncollectible accounts.

       In addition, due to the significantly higher natural gas prices experienced in November and December 2000, the Company increased its bad debt expense by approximately $2 million in anticipation of higher than normal delinquency rates. The Company expects this trend to continue as long as natural gas prices remain higher than in the past years.

       The following is a summary of the allowance for doubtful accounts during 2000, 1999 and 1998:

                                                     2000      1999     1998
                                                   --------  --------  -------
                                                             (In thousands)
 Allowance for doubtful accounts, beginning
   of year.......................................  $ 12,504  $    836  $   783
 Bad debt expense................................     9,980    11,496    3,325
 Less:  Write off (adjustments) of uncollectible
        accounts.................................    13,521      (172)   3,272
                                                   --------  --------- -------
 Allowance for doubtful accounts, end of year ...  $  8,963  $ 12,504  $   836
                                                   ========  ========= =======

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

       On August 25, 1999, the PRC issued an order approving a settlement. The PRC ordered the Company to reduce its electric rates by $34.0 million retroactive to July 30, 1999. In addition, the order includes a rate freeze until retail electric competition is fully implemented in New Mexico or until January 1, 2003 whichever is earlier. The settlement reduces electric distribution operating revenues by approximately $39 million and $19 million in 2000 and 1999, respectively.

GAS RATE ORDERS

       In April 2000, the Supreme Court ruled in favor of the Company in overturning a $6.9 million rate reduction imposed on the Company's natural gas utility by the state's former NMPUC in 1997 for its 1995 gas rate case. Although the Supreme Court upheld certain portions of the gas rate case order by the PUC, the Supreme Court vacated the rate order as "unreasonable and unlawful" because certain disallowances ordered by the PUC unreasonably hindered the Company's ability to earn a fair rate of return. The case was remanded to the PRC. In addition in March 2000, the Supreme Court vacated the PUC's final order in the Company's 1997 gas rate case and remanded it back to the PRC. The Supreme Court specifically rejected portions of the final order requiring the Company to offer residential customers a choice of utility access fees.

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

Effects of Certain Events on Future Revenues

       The Company's 100 MW power sale contract with San Diego Gas and Electric Company ("SDG&E") will expire in April of 2001. SDG&E has verbally notified the Company that it will not renew this contract. The FERC must ultimately approve the termination of the contract. The Company currently estimates that the net revenue reduction resulting from the expiration of the SDG&E contract will be approximately $20 million annually. Whether or not these revenues will be replaced depends on market conditions. In addition, previously reported litigation between the Company and SDG&E regarding prior years' contract pricing has been resolved in the Company's favor.

       On October 4, 1999, Western Area Power Administration ("WAPA") filed a petition at the FERC requesting the FERC, on an expedited basis, to order the Company to provide network transmission service to Western under the Company's Open Access Transmission Tariff on behalf of the United States Department of Energy ("DOE") as contracting agent for KAFB. The Company is opposing the WAPA petition and intends to litigate this matter vigorously. The net revenue reduction to the Company if the DOE replaces the Company as the power supplier to KAFB is estimated to be approximately $7.0 million annually. Whether or not these revenues will be replaced depends on market conditions.

       As part of the rate case settlement (discussed above), the Company agreed that certain changes to the language of the retail tariff under which Kirtland Air Force Base ("KAFB") currently takes service would be considered in a separate proceeding before the PRC. Hearings on this issue have not yet been scheduled. The PRC is considering briefs submitted by the parties addressing the scope of the proceeding. KAFB has not renewed its electric service contract with the Company that expired in December 1999 but continues to purchase retail service from the Company. (See Item 3. - "Legal Proceedings - Other Proceedings
- Kirtland Air Force Base ("KAFB") Contract").

COAL FUEL SUPPLY

       In 1997, the Company was notified by SJCC, supplier of coal to SJGS, of certain audit exceptions identified by the Federal Minerals Management Service ("MMS") for the period 1986 through 1997. These exceptions pertain to the valuation of coal for purposes of calculating the Federal coal royalty. Primary issues include whether coal processing and transportation costs should be included in the base value of La Plata coal for royalty determination. The Company was notified during the fourth quarter of 2000 that SJCC and the MMS agreed to a settlement of all claims. The Company's share of the settlement including a recalculation of current invoices was approximately $3 million. The Company recorded the settlement as part of its cost of coal in the fourth quarter of 2000.

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

FUEL, WATER AND GAS NECESSARY FOR GENERATION OF ELECTRICITY

       The Company's generation mix for 2000 was 68.0% coal, 39.8% nuclear and 2.2% gas and oil. Due to locally available natural gas and oil supplies, the utilization of locally available coal deposits and the generally abundant supply of nuclear fuel, the Company believes that adequate sources of fuel are available for its generating stations (see "COAL FUEL SUPPLY" above).

       Water for Four Corners and SJGS is obtained from the San Juan River. BHP holds rights to San Juan River water and has committed a portion of those rights to Four Corners through the life of the project. The Company and Tucson have a contract with the USBR for consumption of 16,200 acre feet of water per year for the SJGS. The contract expires in 2005. In addition, the Company was granted the authority to consume 8,000 acre feet of water per year under a state permit that is held by BHP. The Company is of the opinion that sufficient water is under contract for the SJGS through 2005. The Company has signed a contract with the Jicarilla Apache Tribe for a twenty-seven year term, beginning in 2006, for replacement of the current USBR contract for 16,200 acre feet of water. The contract must still be approved by the USBR and is also subject to environmental approvals. The Company is actively involved in the San Juan River Recovery
Implementation Program to mitigate any concerns with the taking of the negotiated water supply from a river that contains endangered species and critical habitat. The Company believes that it will continue to have adequate sources of water available for its generating stations.

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

NEW SOURCE REVIEW RULES

       The United States Environmental Protection Agency ("EPA") has proposed changes to its New Source Review ("NSR") rules that could result in many actions at power plants that have previously been considered routine repair and maintenance activities (and hence not subject to the application of NSR requirements) as now being subject to NSR. In November 1999, the Department of Justice at the request of the EPA filed complaints against seven companies alleging the companies over the past 25 years had made modifications to their plants in violation of the NSR requirements, and in some cases the New Source Performance Standards ("NSPS") regulations. Whether or not the EPA will prevail is unclear at this time. The EPA has reached a settlement with one of the companies sued by the Justice Department and is in the process of attempting to negotiate settlement agreements with one of those other companies. No complaint has been filed against the Company, and the Company believes that all of the routine maintenance, repair, and replacement work undertaken at its power plants was and continues to be in accordance with the requirements of NSR and NSPS. However, by letter dated October 23, 2000, the New Mexico Environment Department ("NMED") made an information request of the Company, advising the Company that the NMED was in the process of assisting the EPA in the EPA's nationwide effort "of verifying that changes made at the country's utilities have not inadvertently triggered a modification under the Clean Air Act's Prevention of Significant Determination ("PSD") policies." The Company has responded to the NMED information request.

       The nature and cost of the impacts of EPA's changed interpretation of the application of the NSR and NSPS, together with proposed changes to these regulations, may be significant to the power production industry. However, the Company cannot quantify these impacts with regard to its power plants. It is also unknown what changes in EPA policy, if any, may occur in the NSR area as a result of the change in administration in Washington. If the EPA should prevail with its current interpretation of the NSR and NSPS rules, the Company may be required to make significant capital expenditures which could have a material adverse affect on the Company's financial position and results of operations.

COMPLIANCE WITH ENVIRONMENTAL LAWS AND REGULATIONS

       The normal course of operations of the Company necessarily involves activities and substances that expose the Company to potential liabilities under laws and regulations protecting the environment. Liabilities under these laws and regulations can be material and in some instances may be imposed without regard to fault, or may be imposed for past acts, even though such past acts may have been lawful at the time they occurred. Sources of potential environmental liabilities include the Federal Comprehensive Environmental Response Compensation and Liability Act of 1980 and other similar statutes.

       The Company records its environmental liabilities when site assessments or remedial actions are probable and a range of reasonably likely cleanup costs can be estimated. The Company reviews its sites and measures the liability quarterly, by assessing a range of reasonably likely costs for each identified site using currently available information, including existing technology, presently enacted laws and regulations, experience gained at similar sites, and the probable level of involvement and financial condition of other potentially responsible parties. These estimates include costs for site investigations, remediation, operations and maintenance, monitoring and site closure. Unless there is a probable amount, the Company records the lower end of this reasonably likely range of costs (classified as other long-term liabilities at undiscounted amounts).

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

Labor Union Negotiations

       The collective bargaining agreement between the Company and the International Brotherhood of Electrical Workers Local Union 611 ("IBEW"), which covers the approximately 654 bargaining unit employees in the Utility and Generation and Trading Operations expired on May 1, 2000, but continued in full force and effect while the parties negotiated. The successor agreement was reached on August 22, 2000 and was ratified by IBEW members on September 1, 2000. The IBEW's charge with the National Labor Relations Board ("NLRB") alleging the Company has bargained in bad faith, and by its actions has committed an unfair labor practice is pending. The Company will vigorously defend against the Union's allegations.

NAVAJO NATION TAX ISSUES

       APS, the operating agent for Four Corners, has informed the Company that in March 1999, APS initiated discussions with the Navajo Nation regarding various tax issues in conjunction with the expiration of a tax waiver, in July 2001, which was granted by the Navajo Nation in 1985. The tax waiver pertains to the possessory interest tax and the business activity tax associated with the Four Corners operations on the reservation. The Company believes that the resolution of these tax issues will require an extended process and could potentially affect the cost of conducting business activities on the reservation. The Company is unable to predict the ultimate outcome of discussions with the Navajo Nation regarding these tax issues.

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

       Statement of  Financial  Accounting  Standards  No. 133,  Accounting  for
Derivative Instruments and Hedging Activities, ("SFAS 133"): SFAS 133 establishes accounting and reporting standards requiring derivative instruments to be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 also requires that changes in the derivatives' fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivative gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. In June 1999, FASB issued SFAS 137 to amend the effective date for the compliance of SFAS 133 to January 1, 2001. In June 2000, the FASB issued SFAS 138 that provides certain amendments to SFAS 133. The amendments, among other things, expand the normal sales and purchases exception to contracts that implicitly or explicitly permit net settlement and contracts that have a market mechanism to facilitate net settlement. The expanded exception excludes a significant portion of the Company's contracts that previously would have required valuation under SFAS 133. Effective January 1, 2001, the Company adopted SFAS 133, as amended.

       The Company has identified all financial instruments that meet the definition of a derivative under SFAS 133, as amended, as of January 1, 2001 in which the Company is a party. Certain of the Company's identified derivative instruments are marked-to-market under EITF 98-10 as of December 31, 2000. The related gains and losses (unrealized and realized) for these derivative instruments are recorded as adjustments to operating revenues. In addition, the financial instruments underlying the Company's corporate hedge of certain investments in its nuclear, executive retirement and retiree medical benefits trusts meet the definition of a derivative under SFAS 133, as amended, and are marked-to-market as of December 31, 2000. The related unrealized and realized losses are recorded as a component of other income and deductions on the Consolidated Statement of Earnings.

       Pursuant to SFAS 133, as amended, the Company designated certain forward purchase contracts for electricity as cash flow hedges. The Company's designated cash flow hedges at January 1, 2001, were forward purchase contracts for the purchase of electric power for forecasted jurisdictional use during planned outages in 2001. The hedged risks associated with these instruments are the changes in cash flows associated with the forecasted purchase of electricity due to changes in the price of electricity on the spot market. Assessment of hedge effectiveness will be based on the changes in the forward price of electricity.

       SFAS 133, as amended, provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The results of hedge ineffectiveness and the change in fair value of a derivative that an entity has chosen to exclude from hedge effectiveness are required to be presented in current earnings.

       Because the Company's derivative instruments as defined by SFAS 133, as amended, are currently marked-to-market or are classified as cash flow hedges, the adoption of SFAS 133, as amended, will not have an impact on the net earnings of the Company. However, the adoption of SFAS 133, as amended, will increase comprehensive income by $6.0 million, net of taxes for the recording of the Company's cash flow hedges. The physical contracts will subsequently be recognized as a component of the cost of purchased power when the actual physical delivery occurs. At January 1, 2001, the derivative instruments designated as cash flow hedges had a gross asset position of $9.9 million on the hedged transactions. See Note 5 for financial instruments currently marked-to-market.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

       Statements made in this filing that relate to future events are made pursuant to the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements with respect to revenues, earnings, performance, strategies, prospects and other aspects of the business of the Company are based upon current expectations and are subject to risk and uncertainties, as are the forward-looking statements with respect to the benefits of the Company's proposed acquisition of Western Resources and the businesses of the Company and Western Resources. The Company assumes no obligation to update this information.

       Because actual results may differ materially from expectations, the Company cautions readers not to place undue reliance on these statements. A number of factors, including weather, fuel costs, changes in supply and demand in the market for electric power, the performance of generating units and the transmission system, and state and federal regulatory and legislative decisions and actions, including rulings issued by the NMPRC pursuant to the Electric Utility Industry Restructuring Act of 1999 and in other cases now pending or which may be brought before the commission and any action by the New Mexico
Legislature to amend or repeal that Act, or other actions relating to restructuring or stranded cost recovery, or federal or state regulatory, legislative or legal action connected with the California wholesale power market, could cause the Company's results or outcomes to differ materially from those indicated by such forward-looking statements in this filing.

       In addition, factors that could cause actual results or outcomes related to the proposed acquisition of Western Resources to differ materially from those indicated by such forward looking statements include, but are not limited to, risks and uncertainties relating to: the possibility that shareholders of the Company and/or Western Resources will not approve the transaction, the risks that the businesses will not be integrated successfully, the risk that the benefits of the transaction may not be fully realized or may take longer to realize than expected, disruption from the transaction making it more difficult to maintain relationships with clients, employees, suppliers or other third parties, conditions in the financial markets relevant to the proposed transaction, the receipt of regulatory and other approvals of the transaction, that future circumstances could cause business decisions or accounting treatment to be decided differently than now intended, changes in laws or regulations, changing governmental policies and regulatory actions with respect to allowed rates of return on equity and equity ratio limits, industry and rate structure, stranded cost recovery, operation of nuclear power facilities, acquisition, disposal, depreciation and amortization of assets and facilities, operation and construction of plant facilities, recovery of fuel and purchased power costs, decommissioning costs, present or prospective wholesale and retail competition (including retail wheeling and transmission costs), political and economic risks, changes in and compliance with environmental and safety laws and policies, weather conditions (including natural disasters such as tornadoes), population growth rates and demographic patterns, competition for retail and wholesale customers, availability, pricing and transportation of fuel and other energy commodities, market demand for energy from plants or facilities, changes in tax rates or policies or in rates of inflation or in accounting standards, unanticipated delays or changes in costs for capital projects, unanticipated changes in operating expenses and capital expenditures, capital market conditions, competition for new energy development opportunities and legal and administrative proceedings (whether civil, such as environmental, or criminal) and settlements, the outcome of Protection One accounting issues reviewed by the SEC staff as disclosed in previous Western Resources SEC filings, and the impact of Protection One's financial condition on Western Resources' consolidated results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

       The Company uses derivative financial instruments to manage risk as it relates to changes in natural gas and electric prices and also adverse market changes for investments held by the Company's various trusts. The Company also uses certain derivative instruments for bulk power electricity trading purposes in order to take advantage of favorable price movements and market timing activities in the wholesale power markets. Information about market risk is set forth in Note 5 to the Notes to the Consolidated Financial Statements and incorporated by reference. The following additional information is provided.

       The Company uses value at risk ("VAR") to quantify the potential exposure to market movement on its open contracts and excess generating assets. The VAR is calculated utilizing the variance/co-variance methodology over a three day period within a 99% confidence level. The Company's VAR as of December 31, 2000 from its electric trading contracts was $36.9 million. In 2000, the Company changed its methodology for calculating its VAR. Previously, bulk power available for sale from the Company's excess capacity and assets excluded from jurisdictional rates was measured using projected hourly load forecasts. These assets are now measured using average peak load forecasts for the respective block of power in the forward market. The change in methodology results in less available MW's for sale in the VAR calculation. Management believes this more accurately portrays its capacity from its excess generating assets.

       The Company's wholesale power marketing operations, including both firm commitments and trading activities, are managed through an asset backed strategy, whereby the Company's aggregate net open position is covered by its own excess generation capabilities. The Company is exposed to market risk if its generation capabilities were disrupted or if its jurisdictional load requirements were greater than anticipated. If the Company were required to cover all or a portion of its net open contract position, it would have to meet its commitments through market purchases. The Company's VAR calculation considers this exposure.

       The Company's VAR is regularly monitored by the Company's Risk Management Committee which is comprised of senior finance and operations managers. The Risk Management Committee has put in place procedures to ensure that increases in VAR are reviewed and, if deemed necessary, acted upon to reduce exposures. In addition, the Company is exposed to credit losses in the event of non-performance or non-payment by counterparties. The Company uses a credit management process to access and monitor the financial conditions of counterparties. Credit exposure is also regularly monitored by the Company's Risk Management committee.

       The VAR represents an estimate of the potential gains or losses that could be recognized on the Company's wholesale power marketing portfolio given current volatility in the market, and is not necessarily indicative of actual results that may occur, since actual future gains and losses will differ from those estimated. Actual gains and losses may differ due to actual fluctuations in market rates, operating exposures, and the timing thereof, as well as changes to the Company's wholesale power marketing portfolio during the year.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                      INDEX

                                                                          Page
                                                                          ----

Management's Responsibility for Financial Statements ..................    F-1
Report of Independent Public Accountants ..............................    F-2
Financial Statements:
   Consolidated Statements of Earnings ................................    F-3
   Consolidated Balance Sheets ........................................    F-4
   Consolidated Statements of Cash Flows ..............................    F-6
   Consolidated Statements of Capitalization ..........................    F-7
   Notes to Consolidated Financial Statements .........................    F-8
Supplementary Data:
   Quarterly Operating Results ........................................   F-45
   Comparative Operating Statistics ...................................   F-46

              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

The accompanying financial statements, which consolidate the accounts of Public Service Company of New Mexico and its subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States.

The integrity and objectivity of data in these financial statements and accompanying notes, including estimates and judgments related to matters not concluded by year-end, are the responsibility of management as is all other information in this Annual Report. Management devotes ongoing attention to review and appraisal of its system of internal controls. This system is designed to provide reasonable assurance, at an appropriate cost, that the Company's assets are protected, that transactions and events are recorded properly and that financial reports are reliable. The system is augmented by a staff of corporate auditors; careful attention to selection and development of qualified financial personnel; and programs to further timely communication and monitoring of policies, standards and delegated authorities.

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Public Service Company of New Mexico:

We have audited the accompanying consolidated balance sheets and statements of capitalization of Public Service Company of New Mexico (a New Mexico Corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of earnings, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Public Service Company of New Mexico and subsidiaries as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.


                                                     ARTHUR ANDERSEN LLP

Albuquerque, New Mexico
    January 26, 2001


              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                                            Year Ended December 31,
                                                               -------------------------------------------
                                                                 2000              1999             1998
                                                               ------------   -------------  -------------
                                                                 (In thousands, except per share amounts)
Operating Revenues: (note 1, 7)
  Utility....................................................  $  859,389        $  778,286     $  812,250
  Generation and Trading.....................................   1,075,178           689,981        642,358
  Unregulated businesses.....................................       2,158             8,855          1,266
  Intersegment elimination...................................    (325,451)         (319,579)      (363,429)
                                                               ------------   -------------    -----------
     Total operating revenues................................   1,611,274         1,157,543      1,092,445
                                                               ------------   -------------    -----------

Operating Expenses:
  Cost of energy sold........................................     949,880           531,952        449,426
  Administrative and general.................................     147,268           153,709        135,727
  Energy production costs....................................     139,894           140,784        149,747
  Depreciation and amortization..............................      93,059            92,661         86,141
  Transmission and distribution costs........................      60,330            59,264         56,457
  Taxes, other than income taxes.............................      34,405            34,084         37,992
  Income taxes (note 7)......................................      53,964            25,010         41,306
                                                               ------------   -------------    -----------
     Total operating expenses................................   1,478,800         1,037,464        956,796
                                                               ------------   -------------    -----------
     Operating income........................................     132,474           120,079        135,649
                                                               ------------   -------------    -----------

Other Income and Deductions:
  Other......................................................      54,296            47,500         37,672
  Income tax expense  (note 7)...............................     (20,382)          (17,298)       (14,985)
                                                               ------------   -------------    -----------
     Net other income and deductions.........................      33,914            30,202         22,687
                                                               ------------   -------------    -----------
     Income before interest charges..........................     166,388           150,281        158,336
                                                               ------------   -------------    -----------

Interest Charges:
  Interest on long-term debt (note 3)........................      62,823            65,899         50,929
  Other interest charges.....................................       2,619             4,768         12,288
                                                               ------------   -------------    -----------
     Net interest charges....................................      65,442            70,667         63,217
                                                               ------------   -------------    -----------

Net Earnings from Continuing Operations......................     100,946            79,614         95,119

Discontinued Operations, Net of Tax (note 13)................           -                 -        (12,437)
Cumulative Effect of a Change in Accounting..................
   Principle, Net of Tax ....................................           -             3,541              -
                                                               ------------   -------------    -----------

Net Earnings.................................................     100,946            83,155         82,682
Preferred Stock Dividend Requirements........................         586               586            586
                                                               ------------   -------------   ------------

Net Earnings Applicable to Common Stock......................  $  100,360         $  82,569       $ 82,096
                                                               ============   =============   ============

Net Earnings per Share of Common Stock (Basic) (note 6)......  $     2.54         $    2.01       $   1.97
                                                               ============   =============   ============

Net Earnings per Share of Common Stock (Diluted) (note 6)....  $     2.53         $    2.01       $   1.95
                                                               ============   =============   ============

Dividends Paid per Share of Common Stock.....................  $     0.80         $    0.80       $   0.77
                                                               ============   =============   ============

   The accompanying notes are an integral part of these financial statements.


              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                                                                                As of December 31,
                                                                                          -------------------------------
                                                                                              2000             1999
                                                                                          --------------  ---------------
                                                                                                  (In thousands)
Utility Plant, at original cost except PVNGS:  (notes 10, 11)
  Electric plant in service..............................................................    $2,030,813       $1,976,009
  Gas plant in service...................................................................       553,755          483,819
  Common plant in service and plant held for future use..................................        36,678           69,273
                                                                                          --------------  ---------------
                                                                                              2,621,246        2,529,101
  Less accumulated depreciation and amortization.........................................     1,153,377        1,077,576
                                                                                          --------------  ---------------
                                                                                              1,467,869        1,451,525
  Construction work in progress..........................................................       123,653          104,934
  Nuclear fuel, net of accumulated amortization of $19,081 and $20,832...................        25,784           25,923
                                                                                          --------------  ---------------

     Net utility plant...................................................................     1,617,306        1,582,382
                                                                                          --------------  ---------------

Other Property and Investments:
  Other investments (notes 5, 12)........................................................       479,821          483,008
  Non-utility property, net of accumulated depreciation of $1,644 and $1,261.............         3,666            4,439
                                                                                          --------------  ---------------

     Total other property and investments................................................       483,487          487,447
                                                                                          --------------  ---------------

Current Assets:
  Cash and cash equivalents..............................................................       107,691          120,399
  Accounts receivables, net of allowance for uncollectible accounts of $8,963 and $12,504       242,742          147,746
  Other receivables......................................................................        64,857           68,911
  Inventories............................................................................        36,091           39,992
  Regulatory assets (note 2).............................................................        47,604           24,056
  Other current assets...................................................................        11,417            4,934
                                                                                          --------------  ---------------

     Total current assets................................................................       510,402          406,038
                                                                                          --------------  ---------------

Deferred charges:
  Regulatory assets (note 2).............................................................       226,849          195,898
  Prepaid pension cost (note 8)..........................................................        18,116           16,126
  Other deferred charges.................................................................        38,073           35,377
                                                                                          --------------  ---------------

     Total deferred charges..............................................................       283,038          247,401
                                                                                          --------------  ---------------
                                                                                             $2,894,233       $2,723,268
                                                                                          ==============  ===============


   The accompanying notes are an integral part of these financial statements.


              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                         CAPITALIZATION AND LIABILIITES

                                                                                    As of December 31,
                                                                             ---------------------------------
                                                                                  2000              1999
                                                                             ----------------  ---------------
                                                                                      (In thousands)
Capitalization: (note 3)
  Common stock equity:
    Common stock outstanding--39,118 and 40,703 shares......................      $ 195,589         $ 203,517
    Additional paid-in capital..............................................        432,222           453,393
    Accumulated other comprehensive income, net of tax (note 3).............            (27)            2,352
    Retained earnings.......................................................        296,843           227,829
                                                                             ----------------  ---------------

     Total common stock equity..............................................        924,627           887,091
  Minority interest.........................................................         12,211            12,771
  Cumulative preferred stock without mandatory redemption requirements......         12,800            12,800
  Long-term debt, less current maturities (note 3)..........................        953,823           988,489
                                                                             ----------------  ---------------

     Total capitalization...................................................      1,903,461         1,901,151
                                                                             ----------------  ---------------

Current Liabilities:
  Accounts payable..........................................................        257,991           150,645
  Accrued interest and taxes................................................         36,889            34,237
  Other current liabilities.................................................         67,758            54,137
                                                                             ----------------  ---------------

     Total current liabilities..............................................        362,638           239,019
                                                                             ----------------  ---------------

Deferred Credits:
  Accumulated deferred income taxes (note 7)................................        166,249           153,179
  Accumulated deferred investment tax credits (note 7)......................         47,853            50,996
  Regulatory liabilities (note 2)...........................................         65,552            88,497
  Regulatory liabilities related to accumulated deferred income tax (note 2)         20,696            15,091
  Accrued postretirement benefits cost (note 8).............................         11,899             8,945
  Other deferred credits (note 12)..........................................        315,885           266,390
                                                                             ----------------  ---------------

     Total deferred credits.................................................        628,134           583,098
                                                                             ----------------  ---------------

Commitments and Contingencies (note 11).....................................              -                -
                                                                             ----------------  ---------------
                                                                                $ 2,894,233       $ 2,723,268
                                                                             ================  ===============



   The accompanying notes are an integral part of these financial statements.



                      PUBLIC SERVICE COMPANY OF NEW MEXICO
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Year Ended December 31,
                                                                         ----------------------------------------------
                                                                             2000            1999            1998
                                                                         --------------  --------------  --------------
                                                                                        (In thousands)
Cash Flows From Operating Activities:
  Net earnings.........................................................      $100,946        $ 83,155        $ 82,682
  Adjustments to reconcile net earnings to net cash flows..............
    from operating activities:
      Depreciation and amortization....................................       103,829         103,891          98,154
      Gain on cumulative effect of a change in
         Accounting principle .........................................             -          (5,862)              -
      Other,...........................................................        33,268          26,170          27,462
      Changes in certain assets and liabilities:
        Accounts receivables...........................................       (94,996)        (16,937)          1,302
        Other assets...................................................       (32,444)        (20,189)         31,066
        Accounts payable...............................................       107,346          36,670         (40,490)
        Other liabilities..............................................        21,566           6,147          10,812
                                                                         --------------  --------------  --------------

              Net cash flows provided from operating activities........       239,515         213,045         210,988
                                                                         --------------  --------------  --------------

Cash Flows From Investing Activities:
  Utility plant additions..............................................      (146,878)        (95,298)       (128,784)
  Return (purchase) of PVNGS lease obligation bonds....................        16,668          16,903        (204,364)
  Merger acquisition costs.............................................        (6,700)              -               -
  Other investing......................................................       (20,590)         22,509          (7,844)
                                                                         --------------  --------------  --------------

              Net cash flows used in investing activities..............      (157,500)        (55,886)       (340,992)
                                                                         --------------  --------------  --------------

Cash Flows From Financing Activities:
  Borrowings (note 3)..................................................             -          11,500         896,348
  Repayments (note 3)..................................................       (32,800)        (58,200)       (694,651)
  Exercise of employee stock options (note 9)..........................        (1,232)          1,453          (3,687)
  Common stock repurchase (note 3).....................................       (27,867)        (18,799)              -
  Dividends paid.......................................................       (32,265)        (33,359)        (32,789)
  Other Financing......................................................          (559)           (635)          7,868
                                                                         --------------  --------------  --------------

              Net cash flows (used) generated by financing activities..       (94,723)        (98,040)        173,089
                                                                         --------------  --------------  --------------

Increase (Decrease) in Cash and Cash Equivalents.......................       (12,708)         59,119          43,085
Beginning of Year......................................................       120,399          61,280          18,195
                                                                         --------------  --------------  --------------

End of Year............................................................     $ 107,691       $ 120,399        $ 61,280
                                                                         ==============  ==============  ==============

Supplemental cash flow disclosures:
  Interest paid........................................................      $ 64,045        $ 67,770        $ 50,109
                                                                         ==============  ==============  ==============
  Income taxes paid, net of refunds....................................      $ 50,480        $ 36,575        $ 49,048
                                                                         ==============  ==============  ==============
  Acquired DOE pipeline in exchange for transportation services........             -        $  3,100               -
                                                                         ==============  ==============  ==============

   The accompanying notes are an integral part of these financial statements.



              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                                                                  As of December 31,
                                                                           -------------------------------
                                                                                 2000              1999
                                                                           ---------------  --------------
                                                                                    (In thousands)
Common Stock Equity: (note 3)
    Common Stock, par value $5 per share..................................     $ 195,589        $ 203,517
    Additional paid-in capital............................................       432,222          453,393
    Accumulated other comprehensive income, net of tax                               (27)           2,352
    Retained earnings.....................................................       296,843          227,829
                                                                           ---------------  --------------
        Total common stock equity.........................................       924,627          887,091
                                                                           ---------------  --------------

Minority Interest.........................................................        12,211           12,771
                                                                           ---------------  --------------

Cumulative Preferred Stock: (note 3)
    Without mandatory redemption requirements:
        1965 Series, 4.58% with a stated value of $100.00 and a
         current redemption price of $102.00.  Outstanding shares
         at December 31, 2000 were 128,000................................        12,800           12,800
                                                                           ---------------  --------------

Long-Term Debt: (note 3)
Issue and Final Maturity
    First Mortgage Bonds, Pollution Control Revenue Bonds:
          5.7%  due  2016.................................................        65,000           65,000
        6.375%  due  2022.................................................        46,000           46,000
                                                                           ---------------  --------------
        Total First Mortgage Bonds                                               111,000          111,000
                                                                           ---------------  --------------

     Senior Unsecured Notes, Pollution Control Revenue Bonds:
       6.30%    due  2016.................................................        77,045           77,045
       5.75%    due  2022.................................................        37,300           37,300
       5.80%    due  2022.................................................       100,000          100,000
       6.375%   due  2022.................................................        90,000           90,000
       6.375%   due  2023.................................................        36,000           36,000
       6.40%    due  2023.................................................       100,000          100,000
       6.30%    due  2026.................................................        23,000           23,000
       6.60%    due  2029.................................................        11,500           11,500
                                                                           ---------------  --------------
         Total Senior Unsecured Notes, Pollution Control Revenue Bonds....       474,845          474,845
                                                                           ---------------  --------------

       Senior Unsecured Notes:
          7.10%  due  2005................................................       268,420          268,420
          7.50%  due  2018................................................       100,025          135,000
     Other, including unamortized premium and (discounted), net...........         (467)            (776)
                                                                           ---------------  --------------

             Total long-term debt.........................................       953,823          988,489
                                                                           ---------------  --------------
Total Capitalization......................................................   $ 1,903,461      $ 1,901,151
                                                                           ===============  ==============



   The accompanying notes are an integral part of these financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2000, 1999 and 1998

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

       To the extent that the Company concludes that the recovery of a regulatory asset is no longer probable due to regulatory treatment, the effects of competition or other factors, the amount would be recorded as a charge to earnings as recovery is no longer probable. The Company has discontinued the application of SFAS 71 as of December 31, 1999, for the generation portion of its business effective with the passage of the Electric Utility Industry
Restructuring Act of 1999 ("Restructuring Act") in accordance with Financial Accounting Standards No. 101, "Accounting for the Discontinuation of Application of FASB Statement No. 71". The Company evaluates its regulatory assets under Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("FAS 121"). In 2000, the Company determined certain stranded assets would not be recovered and recorded a charge to earnings for these amounts. The Company believes that it will recover costs associated with its remaining stranded assets including asset closure costs through a non-bypassable charge as permitted by the Restructuring Act. See Note 2 for additional discussion.

Principles of Consolidation

       The consolidated financial statements include the accounts of the Company and subsidiaries in which it owns a majority voting interest. All significant intercompany transactions and balances have been eliminated.

Financial Statement Preparation and Presentation

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual recorded amounts could differ from those estimated.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 2000, 1999 and 1998

Summary of Significant Accounting Policies (Continued)

Utility Plant

        Utility plant, with the exception of Palo Verde Nuclear Generating Station ("PVNGS") Unit 3 and the Company's owned interests in PVNGS Units 1 and 2, is stated at original cost, which includes capitalized payroll-related costs such as taxes, pension and other fringe benefits, administrative costs and an allowance for funds used during construction. Pursuant to a rate stipulation dated October 1993, the Company did not capitalize amounts relating to an allowance for funds used during construction in 2000, 1999 or 1998. Utility plant includes certain electric assets not subject to regulation.

        It is Company policy to charge repairs and minor replacements of property to maintenance expense and to charge major replacements to utility plant. Gains or losses resulting from retirements or other dispositions of operating property in the normal course of business are credited or charged to the accumulated provision for depreciation.

Revenue Recognition

        The Company's Utility Operations record electric and gas operating revenues in the period of delivery, which includes estimated amounts for service rendered but unbilled at the end of each accounting period. Utility Operations gas operating revenues exclude an adjustment for gas purchase costs that are above levels included in base rates but are recoverable under the Purchased Gas Adjustment Clause ("PGAC") administered by the PRC. The Company recognizes this adjustment when it is permitted to bill under PRC guidelines.

        The Company's Generation and Trading Operations record operating revenues to the Utility Operations and to third parties in the period of delivery. Certain sales to firm requirements wholesale customers include a cost of energy adjustment for recoverable fixed costs. The Company recognizes this adjustment when it is permitted to bill under FERC guidelines. Generation and Trading Operations transactions that are net settled, whereby the unplanned netting of delivery and acceptance of electric power for convenience of transmission and settlement occurs (referred to as a "bookout"), are recorded gross in operating revenues and fuel and purchased power expense.

        Financial instruments utilized in connection with energy trading activities are accounted for at fair market value under EITF 98-10. Unrealized gains and losses resulting from the impact of price movements on the Company's contracts are recognized as adjustments to Generation and Trading Operations operating revenues. The market prices used to value these transactions reflect management's best estimate considering various factors including closing exchange and over-the counter quotations, time value and volatility factors underlying the commitments.

       The cash flow impact of these financial instruments is reflected as cash flows from operating activities in the Consolidated Statement of Cash Flows.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 2000, 1999 and 1998

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

Depreciation and Amortization

        Provision for depreciation and amortization of utility plant is made at annual straight-line rates approved by the PRC. The average rates used are as follows:


                                               2000     1999     1998
                                              ------   ------   ------

       Electric plant ......................   3.42%    3.38%    3.32%
       Gas plant ...........................   3.28%    3.37%    3.06%
       Common plant ........................   6.75%    7.73%    7.34%


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

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 2000, 1999 and 1998

Summary of Significant Accounting Policies (Continued)

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

Asset Impairment

       The Company regularly evaluates the carrying value of its regulatory and tangible long-lived assets in relation to their future undiscounted cash flows to assess recoverability in accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Impairment testing of power generation assets is performed periodically in response to changes in market conditions resulting from industry deregulation. Power generation assets used to supply jurisdictional and wholesale markets are evaluated on a group basis using future undiscounted cash flows based on current open market price conditions. The Company also has generation assets that are used for the sole purpose of reliability. These assets are tested as an individual group. Power generation assets held under operating leases are not currently evaluated for impairment (see note 4).

Financial Instruments

       The Company enters into energy trading contracts to take advantage of market opportunities associated with the purchase and sale of electricity. Such contracts are marked-to-market each period end. In addition, the Company protected its decommissioning and retiree trust assets against market price volatility by purchasing financial put and call options. These instruments are also marked-to-market each period end. The Company also periodically hedges natural gas purchases to limit commodity price volatility. Unrealized gains and losses from natural gas-related swaps, futures and forward contracts are deferred and recognized as the natural gas is sold and is recovered through gas rates charged to customers (see Note 5).

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 2000, 1999 and 1998

Summary of Significant Accounting Policies (Continued)

Accounting for Contracts Involved in Energy Trading and Risk Management
Activities

       In December 1998, the Emerging Issues Task Force ("EITF") of the FASB reached consensus on EITF Issue No. 98-10 which requires that energy trading contracts should be marked-to-market (measured at fair value determined as of the balance sheet date) with the gains and losses included in earnings. Effective January 1, 1999, the Company adopted EITF Issue No. 98-10. The effect of the initial application of the new standard is reported as a cumulative effect of a change in accounting principle. (See Note 5)

Change in Presentation

       Certain prior year amounts have been reclassified to conform to the 2000 financial statement presentation.

(1)    Nature of Business and Segment Information

       The Company is an investor-owned integrated utility engaged in the generation, transmission, distribution and sale and trading of electricity, and the transportation, distribution and sale of natural gas. In addition, the Company provides energy and utility related services under its wholly-owned subsidiary, Avistar, Inc. ("Avistar").

       Under current law, the Company is not in any direct retail competition with any other regulated electric and gas utility. The Restructuring Act in New Mexico, which was enacted into law on April 8, 1999, opens the state's electric power market to customer choice for certain customers beginning 2002 with the balance of customers obtaining open access mid 2002. The Restructuring Act requires that assets and activities subject to the PRC jurisdiction, primarily electric and gas distribution, and transmission assets and activities (collectively, the "regulated business"), be separated from other competitive business, primarily electric generation and service and certain other energy services operations (collectively, "the unregulated businesses"). Such separation is required to be accomplished through the creation of at least two separate corporations. The Company has decided to accomplish the mandated separation by the formation of a holding company and the transfer of the regulated businesses to a newly-created, wholly owned subsidiary of such holding company, subject to various regulatory and other approvals. Under existing deadlines, corporate separation of the regulated business from the competitive businesses must be completed by August 1, 2001. However, the New Mexico Legislature is currently considering various legislative actions that could delay open access and activities under the Restructuring Act, including corporate separation.

       As it currently operates, the Company's principal business segments are utility operations, which include the Electric Product Offering ("Electric") and the natural Gas Product Offering ("Gas"), and Generation and Trading Operations ("Generation"). The Electric Product Offering consists of two major business lines that include distribution and transmission. The transmission business line does not meet the definition of a segment due to its immateriality and is combined with the distribution business line for disclosure purposes.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 2000, 1999 and 1998

(1)    Nature of Business and Segment Information (Continued)

       Electric procures all of its electric power needs from the Company's Generation and Trading Operations. These intersegment sales are priced using internally developed transfer pricing, and are not based on market rates. Customer electric rates are regulated by the PRC and determined on a basis that includes the recovery of the cost of power production by the Company's
Generation and Trading Operations and a return on the related assets, among other things.

                               UTILITY OPERATIONS

Electric

       The Company provides jurisdictional retail electric service to a large area of north central New Mexico, including the cities of Albuquerque and Santa Fe, and certain other areas of New Mexico. Approximately 369,000, 361,000 and 358,000 retail electric customers were served by the Company at December 31, 2000, 1999 and 1998, respectively. The Company owns or leases 2,781 circuit miles of transmission lines, interconnected with other utilities east into Texas, west into Arizona, and north into Colorado and Utah.

Gas

       The Company's gas operations distributes natural gas to most of the major communities in New Mexico, including Albuquerque and Santa Fe, serving approximately 435,000, 426,000 and 419,000 customers as of December 31, 2000, 1999 and 1998. The Company's customer base includes both sales-service customers and transportation-service customers.

       The Company obtains its supply of natural gas primarily from sources within New Mexico pursuant to contracts with producers and marketers.

                        GENERATION AND TRADING OPERATIONS

       The Company's generation and trading operations serve four principal markets. These include sales to the Company's Utility Operations to cover jurisdictional electric demand, sales to firm-requirements wholesale customers, other contracted sales to third parties for a specified amount of capacity (measured in megawatts-MW) or energy (measured in megawatt hours-MWh) over a given period of time and energy sales made on an hourly basis at fluctuating, spot-market rates. As of December 31, 2000, the total net generation capacity of facilities owned or leased by the Company was 1,653 MW, including a 132 MW power purchase contract accounted for as an operating lease. In addition to generation capacity, the Company purchases power in the open market.

                                   UNREGULATED

       The Company's wholly-owned subsidiary, Avistar, was formed in August 1999 as a New Mexico corporation and is currently engaged in certain unregulated, non-utility businesses, including energy and utility-related services previously operated by the Company. Unregulated also includes certain corporate activities, which are not material.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 2000, 1999 and 1998

(1)    Nature of Business and Segment Information (Continued)

RISKS AND UNCERTAINTIES

       The Company's future results may be affected by changes in regional economic conditions; the outcome of labor negotiations with unionized employees; fluctuations in fuel, purchased power and gas prices; the actions of utility regulatory commissions; changes in law; environmental regulations and external factors such as the weather. As a result of state and Federal regulatory reforms, the public utility industry is undergoing a fundamental change. As this occurs, the electric generation business is transforming into a competitive marketplace. The Company's future results will be impacted by its ability to recover its stranded costs, the market price of electricity and natural gas costs incurred previously in providing power generation to electric service customers, and the costs of transition to an unregulated status. In addition, as a result of deregulation, the Company may face competition from companies with greater financial and other resources.

       Summarized financial information by business segment for 2000, 1999 and 1998 is as follows:

                                                Utility
                                 --------------------------------------
                                     Electric      Gas           Total     Generation  Unregulated   Consolidated
                                     --------      ---           -----     ----------  -----------   ------------
                                                                   (In thousands)
Twelve Months Ended:
--------------------------
2000:
Operating revenues:
   External customers.............    538,758     319,924      858,682       750,434       2,158        1,611,274
   Intersegment revenues..........        707           -          707       324,744           -          325,451
Depreciation and amortization.....     32,410      19,994       52,404        40,628          27           93,059
Interest income (loss)............      1,158         517        1,675        39,439       7,581           48,695
Net interest charges..............     17,771      11,089       28,860        36,065         517           65,442
Income tax expense (benefit)
  From continuing operations......     27,883       7,576       35,459        44,541      (5,656)          74,344
Operating income (loss)...........     56,827      18,600       75,427        80,359     (23,312)         132,474
Segment net income (loss).........     39,711      10,885       50,596        74,095     (23,745)         100,946

Total assets......................    707,837     521,636    1,229,473     1,410,554     254,206        2,894,233
Gross property additions..........     51,815      40,418       92,233        53,025       1,620          146,878



             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 2000, 1999 and 1998

(1)    Nature of Business and Segment Information (Continued)

       Summarized financial information by business segment for 2000, 1999 and 1998 is as follows:

                                                Utility
                                   ------------------------------------
                                      Electric      Gas         Total     Generation  Unregulated   Consolidated
                                     --------      -----        -----     ----------  -----------   ------------
                                                                  (In thousands)
Twelve Months Ended:
--------------------------
1999:
Operating revenues:
   External customers.............    540,867     236,711      777,578       371,109       8,855      1,157,542
   Intersegment revenues..........        707           -          707       318,872           -        319,579
Depreciation and amortization.....     31,113      19,210       50,323        40,253       2,084         92,660
Interest income (loss)............         76       1,066        1,142        39,439       7,581         48,162
Net interest charges..............     19,822      13,585       33,407        36,561         699         70,667
Income tax expense (benefit)
  From continuing operations......     23,806       2,299       26,105        25,454      (9,249)        42,310
Operating income (loss)...........     57,769      16,102       73,871        58,561     (12,352)       120,080
Cumulative effect of a change in
  Accounting Principle, net of tax          -           -            -         3,541           -          3,541
Segment net income (loss).........     37,499       2,780       40,279        57,068     (14,192)        83,155

Total assets......................    734,898     449,790    1,184,688     1,445,145      93,434      2,723,267
Gross property additions..........     42,253      27,150       69,403        23,899       2,334         95,636

1998:
Operating revenues:
   External customers.............    555,568     255,974      811,542       279,636       1,267      1,092,445
   Intersegment revenues..........        707           -          707       362,722           -        363,429
Depreciation and amortization.....     30,586      14,961       45,547        37,114       3,480         86,141
Interest income...................         35         957          992        16,927      17,150         35,069
Net interest charges..............     10,211       6,498       16,709        45,559         949         63,217
Income tax expense (benefit)
  from continuing operations......     21,339       9,526       30,865        36,194     (10,768)        56,291
Operating income (loss)...........     40,386      19,051       59,437        91,462     (15,250)       135,649
  Discontinued Operations
  net of tax......................          -           -            -             -     (12,437)       (12,437)
Segment net income (loss).........     32,219      13,761       45,980        65,610     (28,908)        82,682

Total assets......................    732,609     417,948    1,150,557     1,469,635      48,410      2,668,602
Gross property additions..........     55,566      36,963       92,529        30,557       5,744        128,830

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

                                                      2000       1999
                                                   ---------   ---------
                                                       (In thousands)
Assets:
Current:
   PGAC .......................................... $  46,390   $  19,310
   Gas Take-or-Pay Costs .........................     1,214       4,746
                                                   ---------   ---------
      Subtotal ...................................    47,604      24,056
                                                   ---------   ---------
Deferred:
   Deferred Income Taxes .........................    33,848      35,713
   Loss on Reacquired Debt .......................     7,687       8,133
   Gas Imputed Revenues...........................     2,117       7,290
   Gas Reservation Fees ..........................         -       7,029
   Deferred Customer Expense on Gas Assets Sale ..     7,984       6,468
   Gas Retirees' Health Care Costs ...............     1,724       3,264
   Proposed Transmission Line Costs ..............     2,377       2,432
   Gas Rate Case Costs ...........................         -       1,571
   Other .........................................       482         331
                                                   ---------   ---------
      Subtotal  ..................................    56,219      72,731
                                                   ---------   ---------
   Stranded and Transition Assets.................   170,630     123,167
                                                   ---------   ---------
      Total Assets................................   274,453     219,454
                                                   ---------   ---------
Liabilities:
Deferred:
   Deferred Income Taxes .........................   (43,834)    (46,815)
   Gas Regulatory Reserve ........................      (980)    (20,830)
   Customer Gain on Gas Assets Sale ..............    (7,226)     (7,226)
   DOE Line Acquisition...........................    (2,490)     (3,083)
   Gain on Reacquired Debt .......................    (1,791)       (708)
   Other..........................................      (568)       (607)
                                                   ---------   ---------
   Subtotal.......................................   (56,889)    (79,269)
                                                   ---------   ---------
Stranded and Transition Liabilities...............   (29,359)    (24,319)
                                                   ---------   ---------
      Total Liabilities...........................   (86,248)   (103,588)
                                                   ---------   ---------
      Net Regulatory Assets ...................... $ 188,205   $ 115,866
                                                   =========   =========

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 2000, 1999 and 1998

(2)    Regulatory Assets and Liabilities (Continued)

       Substantially all of the Company's regulatory assets and regulatory liabilities are reflected in rates charged to customers or have been addressed in a regulatory proceeding.

       In 1999, the State of New Mexico enacted the Restructuring Act that provides guidelines to deregulate power generation activities in New Mexico and opens the state's power markets to customer choice beginning 2002, according to the currently effective schedule. The Restructuring Act recognizes that electric utilities should be permitted a reasonable opportunity to recover an appropriate amount of the costs previously incurred in providing electric service to their customers ("stranded costs"). Stranded costs represent all costs associated with generation related assets, currently in rates, in excess of the expected competitive market price and include plant decommissioning costs, regulatory assets, and lease and lease-related costs. Utilities will be allowed to recover no less than 50% of stranded costs through a non-bypassable charge on all customer bills for five years after implementation of customer choice. The PRC could authorize a utility to recover up to 100% of its stranded costs if the PRC finds that recovery of more than 50%: (i) is in the public interest; (ii) is necessary to maintain the financial integrity of the public utility; (iii) is necessary to continue adequate and reliable service; and (iv) will not cause an increase in rates to residential or small business customers during the transition period. The Restructuring Act also allows for the recovery of nuclear decommissioning costs by means of a separate wires charge over the life of the underlying generation assets.

        Approximately $141 million of costs associated with the unregulated businesses under the Restructuring Act were established as regulatory assets. Because of the Company's belief that recovery is probable, these regulatory assets continue to be classified as regulatory assets, although the Company has discontinued Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71) and adopted Statement of Financial Accounting Standards No. 101, "Regulated Enterprises--Accounting for the Discontinuance of Application of FASB Statement 71." In 2000, the Company expensed $6.6 million of these assets based on management's view of the probable financial outcome of restructuring in New Mexico upon existing circumstances. If discussions with the PRC staff and other parties result in a settlement in which the amount the Company recovers for stranded costs is less than the amount it has recorded on the balance sheet as regulatory assets, the Company will be required to write-off the difference between its recovery of these costs and the amount it has currently recorded. Likewise, if a delay in corporate separation occurs, the Company may be required to write-off all or a portion of these assets due to the uncertainty of recovery resulting from enactment of the delay. However, Senate Bill 266 as amended establishes certain regulatory provisions affecting these costs, which if enacted along with the delay, will allow the Company to recover mine reclamation costs.

       Pursuant to the Restructuring Act, utilities will also be allowed to recover in full any prudent and reasonable costs incurred in implementing full open access ("transition costs"). The transition costs will be recovered through 2007 under the current schedule by means of a separate wires charge. The Company estimates these costs as being in excess of $46 million, including allowances for certain costs which are non-deductible for income tax purposes. Transition costs include professional fees, financing costs including underwriting fees, consents relating to the transfer to assets, management information system changes including billing system changes and public and customer

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 2000, 1999 and 1998

(2)     Regulatory Assets and Liabilities (Continued)

communications. Recoverable transition costs will be capitalized and amortized over the recovery period to match related revenues. Costs not recoverable will be expensed when incurred unless otherwise capitalizable under the accounting rules.

        Regulatory assets and liabilities reflected in the Consolidated Balance Sheets as of December 31, related to stranded or transitions costs are as follows:

                                               2000            1999
                                           -----------     ------------
                                                  (In thousands)
Assets
Transition Costs.......................... $   19,069      $     4,293
Mine Reclamation Costs....................    113,856           78,856
Deferred Income Taxes.....................     35,726           37,725
Loss on Reacquired Debt...................      1,979            2,293
                                           -----------     ------------
   Subtotal...............................    170,630          123,167
                                           -----------     ------------

Liabilities
Deferred Income Taxes.....................    (20,696)         (15,091)
PVNGS Prudence Audit......................     (5,434)          (5,809)
Settlement Due Customers..................     (3,205)          (3,384)
Gain on Reacquired Debt...................        (24)             (35)
                                           ------------    ------------
   Subtotal...............................    (29,359)         (24,319)
                                           ------------    ------------
   Net Stranded Cost and Transition Cost.. $  141,271      $    98,848
                                           ============    ============

        Based on a current evaluation of the various factors and conditions that are expected to impact future cost recovery, the Company believes that its net regulatory assets are probable of future recovery.









                           (Intentionally Left Blank)

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 2000, 1999 and 1998

(3)    Capitalization

       Changes in common stock, additional paid-in capital, retained earnings and comprehensive income are as follows:

                                                      Common Stock
                                            -----------------------------
                                                                            Additional
                                               Number        Aggregate       Paid-In        Retained
                                              Of Shares      Par Value       Capital        Earnings
                                            --------------  -------------  ------------   -------------
                                                                        (Dollars in thousands)
Balance at December 31, 1998................   41,774,083       208,870       465,386        186,220
Stock repurchase                               (1,070,700)       (5,353)      (13,446)             -
Tax benefit from exercise of stock options..            -             -         1,453              -
Net earnings................................            -             -             -         83,155
Dividends:
   Cumulative preferred stock...............            -             -             -           (586)
   Common Stock.............................            -             -             -        (40,960)
Other Comprehensive Income, net of tax:
   Unrealized gain (loss) on securities:
     Unrealized holding gains arising
     During the period......................            -             -             -              -
     Less reclassification adjustment for
     Gains included in net income...........            -             -             -              -
Minimum pension liability adjustment........            -             -             -              -

                                             --------------  ------------  ------------  --------------
Balance at December 31, 1999................   40,703,383       203,517       453,393        227,829
Stock Repurchase............................   (1,585,584)       (7,928)      (19,939)             -
   Exercise of stock options................            -             -        (1,232)             -
Net earnings................................            -             -             -        100,946
Dividends:
   Cumulative preferred stock...............            -             -             -           (586)
   Common Stock.............................            -             -             -        (31,346)
Other Comprehensive Income, net of tax:
   Unrealized gain (loss) on securities:
     Unrealized holding gains arising
     During the period......................            -             -             -              -
     Less reclassification adjustment for
     Gains included in net income...........            -             -             -              -

                                             --------------  ------------  ------------  -------------
Balance at December 31, 2000................   39,117,799       195,589       432,222        296,843
                                             ==============  ============  ============  =============


             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 2000, 1999 and 1998

(3)    Capitalization (Continued)

Comprehensive Income

       The Company's investments held in rabbi trust for certain retirement benefits are classified as available-for-sale, and accordingly unrealized holding gains and losses are recognized as a component of comprehensive income. Realized gains and losses are included in earnings. Net losses related to the Company's pension plans, not yet recognized as net periodic pension costs (or additional minimum liability) are reported as a component of comprehensive income. Changes in the liability are adjusted as necessary. All components of comprehensive income are recorded, net of any tax benefit or expense. A deferred asset or liability is established for the resulting temporary difference.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                      Year Ended December 31,
                                                   ----------------------------
                                                     2000      1999      1998
                                                   --------  --------  --------
                                                           (In thousands)
Net Earnings...................................... $100,946   $83,155   $82,682
  Other Comprehensive Income, net of tax:
    Unrealized gain (loss) on securities:
       Unrealized holding gains arising from
       the period.................................    2,794     4,120     1,519
       Less reclassification adjustment for gains
       included in net income.....................   (5,173)   (4,282)     (673)
    Minimum pension liability adjustment..........        -     1,387      (205)
                                                   --------  --------  --------
Total Other Comprehensive Income..................   (2,379)    1,225       641
                                                   --------- --------  --------
Total Comprehensive Income........................  $98,567   $84,380   $83,323
                                                   ========= ========  ========


Common Stock

       The number of authorized shares of common stock with par value of $5 per share is 80 million shares. The declaration of common dividends is dependent on a number of factors, including the extent to which cash flows will support dividends, the availability of retained earnings, the financial circumstances and performance of the Company and the PRC's decisions on the Company's various regulatory cases currently pending. In addition, the ability to recover stranded costs in deregulation, future growth plans and the related capital requirements and standard business considerations will also affect the Company's ability to pay dividends.

       In March 1999, the Company's Board of Directors approved a plan to repurchase up to 1,587,000 shares of the Company's outstanding common stock with maximum purchase price of $19.00 per share. In December 1999, the Company's Board of Directors authorized the Company to repurchase

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 2000, 1999 and 1998

(3)    Capitalization (Continued)

up to an additional $20.0 million of the Company's common stock. As of December 31, 1999, the Company had repurchased 1,070,700 shares of its previously outstanding common stock at a cost of $18.8 million. From January 2, 2000 through March 31, 2000, the Company repurchased an additional 1,167,684 shares of its previously outstanding common stock at a cost of $18.9 million. On August 8, 2000, the Company's Board of Directors approved a plan to repurchase up to $35 million of the Company's common stock through the end of the first quarter of 2001. From August 8, 2000 through December 31, 2000, the Company repurchased an additional 417,900 shares of its outstanding common stock at a cost of $9.0 million. The Company may from time-to-time repurchase additional common stock for various corporate purposes.

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

Long-Term Debt

       The Company has  $268,420,000  of  long-term  debt that matures in August
2005.

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

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 2000, 1999 and 1998

(3)    Capitalization (Continued)

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

       In 1999, the Company retired $31.6 million of its 7.10% senior unsecured notes through open market purchases, utilizing the funds from operations and the funds from temporary investments. In January 2000, the Company retired $35.0 million of its 7.5% senior unsecured notes through open market purchases utilizing funds from operations and the funds from temporary investments. The gains recognized on these purchases were immaterial.

Revolving Credit Facility and Other Credit Facilities

        At December 31, 2000, the Company had a $150 million unsecured revolving credit facility (the "Facility") with an expiration date of March 11, 2003. The Company must pay commitment fees of 0.1875% per year on the total amount of the Facility. There were no outstanding borrowings under the Facility as of December 31, 2000, and the Company was in compliance with all covenants under the Facility.

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

     Future minimum operating lease payments (in thousands) at December 31, 2000 are:

     2000 .....................................  $   78,998
     2001 .....................................      78,884
     2002 .....................................      78,881
     2003 .....................................      78,881
     2004 .....................................      78,881
     Later years ..............................     723,305
                                                 ----------
        Total minimum lease payments ..........  $1,117,830
                                                 ==========

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 2000, 1999 and 1998

(4)    Lease Commitments (Continued)

       Operating lease expense, inclusive of PVNGS leases, was approximately $81.6 million in 2000, $81.1 million in 1999 and $82.6 million in 1998. Aggregate minimum payments to be received in future periods under noncancelable subleases are approximately $4.1 million.

(5)    Financial Instruments

       The Company uses derivative financial instruments to manage risk as it relates to changes in natural gas and electric prices and adverse market changes for investments held by the Company's various trusts. The Company also uses certain derivative instruments for bulk power electricity trading purposes in order to take advantage of favorable price movements and market timing activities in the wholesale power markets.

       The  estimated  fair  value  of  the  Company's   financial   instruments
(including current maturities) at December 31, is as follows:

                                                         2000                  1999
                                                ---------------------  -----------------------
                                                  Carrying     Fair      Carrying      Fair
                                                   Amount     Value       Amount       Value
                                                ----------  ----------  ----------  ----------
                                                              (In thousands)
Long-Term Debt .................................  953,823    930,359   $(988,489)   $(932,687)
Investment in PVNGS Lessors' Notes..............  405,960    440,079     424,605      455,888
Derivatives.....................................    4,296    194,372         117      (25,921)
Decommissioning Trust...........................   54,977     54,977      51,752       51,752
Fossil-Fueled Plant Decommissioning Trust.......    4,760      4,760       4,591        4,591
Rabbi Trust.....................................   12,284     14,281      16,901       16,931


        Fair value is based on market quotes provided by the Company's investment bankers and trust advisors and the Company's risk management models.

        The carrying amounts reflected on the consolidated balance sheets approximate fair value for cash, temporary investments, and receivables and payables due to the short period of maturity.

        The Company is exposed to credit losses in the event of non-performance or non-payment by counterparties. The Company uses a credit management process to assess and monitor the financial conditions of counterparties. The Company's credit risk with its largest counterparty as of December 31, 2000 was $16.7 million.

Natural Gas Contracts

       Pursuant to a 1997 order issued by the NMPUC, predecessor to the PRC, the Company has previously entered into swaps to hedge certain portions of natural gas supply contracts in order to protect the Company's natural gas customers from the risk of adverse price fluctuations in the natural gas market. The financial impact of all hedge gains and losses from swaps is recoverable through the Company's purchased gas adjustment clause as deemed prudently incurred by the PRC. As a result,

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 2000, 1999 and 1998

(5)    Financial Instruments (Continued)

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

       The Company contracted for gas price caps, a type of hedge, to protect its natural gas customers from price risk during the 2000-2001 heating season through the use of financial hedging tools. The Company expended $5 million to purchase price cap options that limit the maximum amount the Company would pay for gas during the winter heating season. The Company recovered the $5 million in hedging costs during the months of October and November 2000 in equal $2.5 million allotments as a component of the PGAC. Results of the winter 2000-2001 hedging activities were an estimated $27 million benefit to system gas supply customers in the form of lower gas costs, net of the cost of the price caps.

Fuel Hedging

        The Company's Generation and Trading Operations commenced a program to reduce its exposure to fluctuations in prices for gas and oil purchases used as a fuel source for some of its generation. The Generation and Trading Operations purchased futures contracts for a portion of its anticipated natural gas needs in the third quarter and fourth quarter. The futures contracts capped the Company's natural gas purchase prices at $3.70 to $3.99 per MMBTU and had a notional principal of $4.5 million. Simultaneously, a delivery location basis swap was purchased for quantities corresponding to the futures quantities to protect against price differential changes at the specific delivery points. A portion of financial instruments settled in the third quarter and the remaining in the fourth quarter. The Company accounted for these transactions as hedges; accordingly, gains and losses related to these transactions are deferred and recognized in earnings as an adjustment to its cost of fuel. The fuel hedge program ended in October 2000.

Electricity Trading Contracts

       To take advantage of market opportunities associated with the purchase and sale of electricity, the Company's Generation and Trading Operations periodically enters into derivative financial instrument contracts. In addition, the Company enters into forward physical contracts and physical options. The Company generally accounts for these financial instruments as trading activities under the accounting guidelines set forth under The Emerging Issues Task Force ("EITF") Issue No. 98-10, although at times the Company may enter into contracts that it may designate as hedges. As a result, all open contracts are marked to market at the end of each period. The physical contracts are subsequently recognized as revenues or purchased power when the actual physical delivery occurs. The Company implemented EITF Issue No. 98-10 as of January 1, 1999 and recorded as a cumulative effect of a change in accounting principle a gain of approximately $3.5 million, net of taxes, or $0.09 per common share, on net open physical electricity purchases and sales commitments considered to be trading activities.
                                      F-24

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 2000, 1999 and 1998

(5)    Financial Instruments (Continued)

       Through December 31, 2000, the Company's wholesale electric trading operations settled trading contracts for the sale of electricity that generated $88.9 million of electric revenues by delivering 2.1 million KWh. The Company purchased $78.6 million or 1.9 million KWh of electricity to support these contractual sale and other open market sales opportunities.

       As of December 31, 2000, the Company had open trading contract positions to buy $10.9 million and to sell $4.3 million of electricity. At December 31, 2000, the Company had a gross mark-to-market gain (asset position) on these trading contracts of $6.8 million and gross mark-to-market loss (liability position) of $11.4 million, with net mark-to-market loss (liability position) of $4.6 million. The mark-to-market valuation is recognized in earnings each period.

       The Company's wholesale power marketing operations, including both firm commitments and trading activities, are managed through an asset backed strategy, whereby the Company's aggregate net open position is covered by its own excess generation capabilities. The Company is exposed to market risk if its generation capabilities were disrupted or if its jurisdictional load requirements were greater than anticipated. If the Company were required to cover all or a portion of its net open contract position, it would have to meet its commitments through market purchases. The Company's value-at-risk calculation considers this exposure (see Item 7A. Quantitative and Qualitative Disclosure About Market Risk).

New Accounting Standard

       On January 1, 2001, the Company implemented Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (see Note 15 - New and Proposed Accounting Standards).

Hedge of Trust Assets

       As of December 31, 2000, the Company had about $33 million invested in domestic stocks in various trusts for nuclear decommissioning, executive retirement and retiree medical benefits. The Company uses financial derivatives based on the Standard & Poor's ("S&P") 500 Index to limit potential loss on these investments due to adverse market fluctuations. The options are structured as a collar, protecting the portfolio against losses beyond a certain amount and balancing the cost of that downside protection by forgoing gains above a certain level. If the S&P 500 Index is within the specified range when the option contract expires, the Company will not be obligated to pay, nor will the Company have the right to receive cash. In February 2000, certain contracts were terminated. These new contracts increase the downside protection and further limit the upside gain. Subsequently, the Company entered into similar contracts which expire on June 15, 2001. In October and November 2000, certain of these contracts were terminated. The Company recognized realized gains of $0.7 million for the year ended December 31, 2000, and recorded net unrealized gains of $3.0 million (pre-tax) on the market value of its options. The net effect of the collar instruments for the year ended December 31, 2000 were net pre-tax gains of $3.7 million.

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 2000, 1999 and 1998

(6)    Earnings Per Share

        In accordance with SFAS No. 128, Earnings per Share, dual presentation of basic and diluted earnings per share has been presented in the Consolidated Statements of Earnings. The following reconciliation illustrates the impact on the share amounts of potential common shares and the earnings per share amounts:

                                                                           2000         1999          1998
                                                                        -----------  ----------   -----------
Basic:
Net Earnings from Continuing Operations...............................   $ 100,946     $ 79,614    $ 95,119
Discontinued Operations, net of tax (note 13):                                  -             -     (12,437)
Cumulative Effect of a Change in Accounting
   Principle, net of tax (note 14)....................................                    3,541           -
                                                                        -----------  -----------  -----------
Net Earnings..........................................................     100,946       83,155      82,682
Preferred Stock Dividend Requirements.................................         586          586         586
                                                                        -----------  -----------  -----------
Net Earnings Applicable to Common Stock...............................   $ 100,360     $ 82,569    $ 82,096
                                                                        ===========  ===========  ===========
Average Number of Common Shares Outstanding...........................      39,487       41,038      41,774
                                                                        ===========  ===========  ===========
Net Earnings (Loss) per Share of Common Stock:
  Earnings from continuing operations.................................    $   2.54     $   1.93    $   2.27
  Discontinued operations (note 13)...................................           -            -       (0.30)
  Cumulative effect of a change in accounting principle (note 14).....           -         0.08           -
                                                                        -----------  -----------  -----------
Net Earnings per Share of Common Stock (Basic)........................    $   2.54     $   2.01    $   1.97
                                                                        ===========  ===========  ===========
Diluted:
Net Earnings from Continuing Operations...............................   $ 100,946     $ 79,614    $ 95,119
Discontinued Operations, net of tax (note 13).........................           -            -     (12,437)
Cumulative Effect of a Change in Accounting
   Principle, net of tax (note 14)....................................           -        3,541           -
                                                                        -----------  -----------  -----------
Net Earnings..........................................................   $ 100,946       83,155      82,682
Preferred Stock Dividend Requirements.................................         586          586         586
                                                                        -----------  -----------  -----------
Net Earnings Applicable to Common Stock...............................   $ 100,360     $ 82,569    $ 82,096
                                                                        ===========  ===========  ===========
Average Number of Common Shares Outstanding...........................      39,487       41,038      41,774
Diluted effect of common stock equivalents (a)........................         223           65         298
                                                                        -----------  -----------  -----------
Average common and common equivalent shares
  Outstanding.........................................................      39,710       41,103      42,072
                                                                        ===========  ===========  ===========

Net Earnings (Loss) per Share of Common Stock:
  Earnings from continuing operations.................................    $   2.53     $   1.93     $  2.25
  Discontinued operations.............................................
                                                                                             -        (0.30)
  Cumulative effect of a change in accounting principle...............           -
                                                                                           0.08           -
                                                                        -----------  -----------  ----------
ngs per Share of Common Stock (Basic).................................    $   2.53     $   2.01     $  1.95
                                                                        ===========  ===========  ==========

(a) Excludes the effect of average anti-dilutive common stock equivalents related to out of-the-money options of 105,336; 66,143; and 23,794 for the years ended 2000, 1999 and 1998, respectively.

           PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 2000, 1999 and 1998

(7)    Income Taxes

       Income taxes before discontinued operations and cumulative effect of a change in accounting principle consist of the following components:

                                                2000        1999        1998
                                            -----------  ----------  -----------
                                                       (In thousands)
Current Federal income tax ................   $ 41,666    $ 23,511     $ 32,785
Current state income tax ..................     13,726       8,502       11,451
Deferred Federal income tax ...............     19,729      13,494       15,797
Deferred state income tax .................      2,368         210         (324)
Amortization of accumulated
investment tax credits ....................     (3,143)     (3,409)      (3,418)
                                            -----------  ----------  -----------
  Total income taxes ......................   $ 74,346    $ 42,308     $ 56,291
                                            ===========  ==========  ===========

Charged to operating expenses .............   $ 53,964    $ 25,010     $ 41,306
Charged  to other income and deductions ...     20,382      17,298       14,985
                                            -----------  ----------  -----------
  Total income taxes.......................   $ 74,346    $ 42,308     $ 56,291
                                            ===========  ==========  ===========

       The Company's provision for income taxes before discontinued operations and cumulative effect of a change in accounting principle differed from the Federal income tax computed at the statutory rate for each of the years shown. The differences are attributable to the following factors:

                                                    2000       1999       1998
                                                 ---------  ---------  ---------
                                                          (In thousands)

Federal income tax at statutory rates .......... $ 61,352   $ 42,673   $ 52,993
Investment tax credits .........................   (3,143)    (3,409)    (3,418)
Depreciation of flow-through items .............    2,250        605        531
Gains on the sale and leaseback of PVNGS
   Units 1 and 2 ...............................     (527)      (527)      (527)
Dividends received deduction....................        -     (1,301)         -
Annual reversal of deferred income taxes
  accrued at prior tax rates....................   (2,477)    (2,320)    (1,905)
Income tax related regulatory asset write-off...    6,552          -          -
State income tax ...............................    8,343      5,541      7,074
Other ..........................................    1,996      1,046      1,543
                                                 ---------  ---------  ---------
   Total income taxes .......................... $ 74,346   $ 42,308   $ 56,291
                                                 =========  =========  =========

 Effective tax rate                                 42.41%     34.70%     37.18%

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 2000, 1999 and 1998

(7)    Income Taxes (Continued)

       The  components of the net  accumulated  deferred  income tax liability were:
                                                         2000       1999
                                                      ---------  ---------
                                                         (In thousands)
Deferred Tax Assets:
   Alternative minimum tax credit carryforward.......  $      -   $ 18,420
   Nuclear decommissioning costs.....................    23,892     22,073
   Regulatory liabilities related to income taxes ...    41,695     44,547
   Other ............................................    69,469     52,199
                                                      ---------  ---------
       Total deferred tax assets ....................   135,056    137,239
                                                      ---------  ---------
Deferred Tax Liabilities:
   Depreciation .....................................   184,127    184,687
   Investment tax credit ............................    47,853     50,996
   Fuel costs .......................................    24,808     15,984
   Regulatory assets related to income taxes.........    67,435     71,170
   Other ............................................    45,631     33,668
                                                      ---------  ---------
       Total deferred tax liabilities ...............   369,854    356,505
                                                      ---------  ---------
Accumulated deferred income taxes, net ..............  $234,798   $219,266
                                                      =========  =========

       The following table reconciles the change in the net accumulated deferred income tax liability to the deferred income tax expense included in the consolidated statement of earnings for the period:

Net change in deferred income tax liability per above table...........  $15,532
Change in tax effects of income tax related regulatory assets
   and liabilities....................................................      882
Tax effect of mark-to-market on investments available for sale........    2,540
Deferred income tax expense from continuing operations
                                                                       ---------
   for the period.....................................................  $18,954
                                                                       =========

       The Company has no net operating loss carryforwards as of December 31, 2000.

        The Company defers investment tax credits related to rate regulated assets and amortizes them over the estimated useful lives of those assets. The Company anticipates that this practice will continue when the generation assets are no longer rate regulated upon full implementation of the Restructuring Act.

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

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 2000, 1999 and 1998

(8)    Pension and Other Postretirement Benefits (Continued)

The Company's policy is to fund actuarially-determined contributions. Contributions to the plan reflect benefits attributed to employees' years of service to date and also for services expected to be provided in the future. Plan assets primarily consist of common stock, fixed income securities, cash equivalents and real estate.

       In December 1996, the Board of Directors approved changes to the Company's non-contributory defined benefit plan ("Retirement Plan") and the implementation of a 401(k) defined contribution plan effective January 1, 1998. Salaries used in Retirement Plan benefit calculations were frozen as of December 31, 1997. Additional credited service can be accrued under the Retirement Plan up to a limit determined by age and years of service. The Company contributions to the 401(k) plan consist of a 3 percent non-matching contribution, and a 75 percent match on the first 6 percent contributed by the employee on a before-tax basis. The Company contributed $8.9 and $8.4 million in the years ended December 31, 2000 and 1999.

       The following sets forth the pension plan's funded status, components of pension costs and amounts (in thousands) at December 31:

                                                           Pension Benefits
                                                       -------------------------
                                                           2000          1999
                                                       ------------  -----------
Change in Benefit Obligation:
   Benefit obligation at beginning of year...........    $331,061      $330,048
   Service cost......................................       6,491         7,407
   Interest cost.....................................      23,572        21,777
   Actuarial gain....................................     (30,934)      (12,797)
   Benefits paid.....................................     (17,038)      (15,374)
                                                       ------------  -----------
      Benefit obligation at end of period...........      313,152       331,061
                                                       ------------  -----------
Change in Plan Assets:
   Fair value of plan assets at beginning of year....     361,640       330,556
   Actual return on plan assets......................      45,225        46,458
   Employer contribution.............................           -             -
   Benefits paid.....................................     (17,038)      (15,374)
                                                       ------------  -----------
      Fair value of plan assets at end of year......      389,827       361,640
                                                       ------------  -----------
   Funded Status.....................................      76,675        30,579
   Unamortized transition assets.....................      (1,158)       (2,322)
   Unrecognized net actuarial gain...................     (57,445)      (12,209)
   Unrecognized prior service cost...................          44            78
                                                       ------------  -----------
      Prepaid pension cost..........................      $18,116       $16,126
                                                       ============  ===========
Weighted - Average Assumptions as of December 31,
   Discount rate.....................................        8.25%         7.50%
   Expected return on plan assets....................        9.00%         8.75%
   Rate of compensation increase.....................         N/A           N/A

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 2000, 1999 and 1998

(8)    Pension and Other Postretirement Benefits (Continued)

                                                          Pension Benefits
                                              ---------------------------------
                                                 2000       1999        1998
                                              ---------  ----------  ----------
Components of Net Periodic Benefit Cost:
 Service cost...............................  $  6,491    $  7,407    $  6,660
 Interest cost..............................    23,572      21,777      20,101
 Expected return on plan assets.............   (30,923)    (27,466)    (26,755)
 Amortization of prior service cost.........    (1,130)     (1,130)     (1,130)
                                              ---------  ----------  ----------
   Net periodic pension costs (benefits)....  $ (1,990)   $    588    $ (1,124)
                                              =========  ==========  ==========


Other Postretirement Benefits

        The Company provides medical and dental benefits to eligible retirees. Currently, retirees are offered the same benefits as active employees after reflecting Medicare coordination. The following sets forth the plan's funded status, components of net periodic benefit cost (in thousands) at December 31:

                                                           Other Benefits
                                                      --------------------------
                                                          2000          1999
                                                      -----------  -------------
Change in Benefit Obligation:
  Benefit obligation at beginning of year...........   $ 73,765       $ 74,539
  Service cost......................................      1,053          1,402
  Interest cost.....................................      5,428          4,782
  Actuarial loss (gain).............................      1,465         (6,958)
                                                      -----------  -------------
      Benefit obligation at end of period...........     81,711         73,765
                                                      -----------  -------------
Change in Plan Assets:
  Fair value of plan assets at beginning of year....     41,825         37,602
 Actual return on plan assets.......................      3,661          5,269
  Employer contribution.............................      1,431
                                                                           597
  Benefits paid.....................................     (2,224)        (1,643)
                                                      -----------  -------------
      Fair value of plan assets at end of year......     44,693         41,825
                                                      -----------  -------------
  Funded Status.....................................    (37,018)       (31,940)
  Unamortized transition assets.....................      3,181           (622)
  Unrecognized prior service cost...................     21,805         23,617
                                                      -----------  -------------
       Accrued postretirement benefits (cost).......  $ (12,032)      $ (8,945)
                                                      ===========  =============
Weighted - Average Assumptions as of December 31,
  Discount rate.....................................       8.25%          7.50%
  Expected return on plan assets....................       9.00%          8.75%
  Rate of compensation increase.....................        N/A            N/A

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 2000, 1999 and 1998

(8)    Pension and Other Postretirement Benefits (Continued)

                                                         Pension Benefits
                                               --------------------------------
                                                  2000       1999        1998
                                               ---------  ----------  ---------
Components of Net Periodic Benefit Cost:
  Service cost..............................   $  1,053    $  1,402    $ 1,292
  Interest cost.............................      5,428       4,782      4,501
  Expected return on plan assets............     (3,572)     (3,135)    (2,943)
  Amortization of prior service cost........      1,817       1,817      1,817
                                               ---------  ----------  ---------
       Net periodic post retirement
         benefit cost.......................   $  4,726    $  4,866    $ 4,667
                                               =========  ==========  =========


       The effect of a 1% increase in the health care trend rate assumption would increase the accumulated postretirement benefit obligation as of December 31, 2000, by approximately $12.9 million and the aggregate service and interest cost components of net periodic postretirement benefit cost for 2000 by approximately $1.6 million. The health care cost trend rate is expected to decrease to 5.5% by 2007 and to remain at that level thereafter.

Executive Retirement Program

       The Company has an executive retirement program for a group of management employees. The program was intended to attract, motivate and retain key management employees. The Company's projected benefit obligation for this program, as of December 31, 2000, was $16.9 million, of which the accumulated and vested benefit obligation was $16.9 million. As of December 31, 2000, the Company has recognized an additional liability of $2.0 million for the amount of unfunded accumulated benefits in excess of accrued pension costs. The net periodic cost for 2000, 1999 and 1998 was $1.9 million, $2.3 million and $2.3 million, respectively. In 1989, the Company established an irrevocable grantor trust in connection with the executive retirement program. Under the terms of the trust, the Company may, but is not obligated to, provide funds to the trust, which was established with an independent trustee, to aid it in meeting its obligations under such program. Marketable securities in the amount of approximately $12.3 million (fair market value of $14.3 million) are presently in trust. No additional funds have been provided to the trust since 1989.

(9)    Stock Option Plans

       The Company's Performance Stock Plan ("PSP") is a non-qualified stock option plan, covering a group of management employees. Options to purchase shares of the Company's common stock are granted at the fair market value of the shares on the date of the grant. Options granted through December 31, 1995 vested on June 30, 1996 and have an exercise term of up to 10 years. All subsequent awards granted after December 31, 1995, vest three years from the grant date of the awards. Options granted or approved on or after February 9, 1998, can also vest upon retirement. The maximum number of options authorized are five million shares that could be granted through December 31, 2000.

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 2000, 1999 and 1998

(9)    Stock Option Plans (Continued)

       On June 6, 2000, the shareholders approved a new employee stock incentive plan, the Omnibus Performance Equity Plan ("the Omnibus Plan"). The Omnibus Plan is subject to consummation of the share exchange to form the new holding company as part of separation under the Restructuring Act. The Omnibus Plan provides for the granting of Non-Qualified Stock Options, incentive stock options, restricted stock rights, performance shares, performance units and stock appreciation rights to officers and key employees. The total number of shares of common stock subject to awards under the Omnibus Plan may not exceed five million, subject to adjustment under certain circumstances defined in the Omnibus Plan.

       In addition, the Company has a Director Retainer Plan ("DRP") which provides for payment of the Directors' annual retainer in the form of cash, restricted stock or options to purchase shares of the Company's common stock. The number of options granted in 2000 and 1999 under the DRP was 6,000 shares with an exercise price of $6.19 and 8,000 shares with an exercise price of $9.69, respectively. 4,000 options were exercised under the DRP during 2000. The maximum number of options authorized are 100,000 shares through April 30, 2002. The number of options outstanding as of December 31, 2000, was 31,000. Restricted Stock issuances are based on the fair market value of the Company's common stock on the date of grant and vest over three years. As of December 31, 2000, 14,985 shares of restricted stock issued under the DRP were outstanding.

        The fair value of each option grant is determined on the date of grant using the Black-Scholes option-pricing model with the following average assumptions used for grants in 1998, 1999 and 2000, respectively: dividend yield of 3.75%, 4.9% and 2.98%; expected volatility of 26.78%, 30.29% and 26.43%, risk-free interest rates of 4.65%, 6.43%; and 5.11%.

       A summary of the status of the Company's stock option plans at December 31, and changes during the years then ended is presented below. Prior periods have been restated for comparability purposes.

                                               2000                     1999                    1998
                                        --------------------- ------------------------- -------------------
                                                    Weighted                 Weighted              Weighted
                                                     Average                 Average                Average
                                                    Exercise                 Exercise              Exercise
               Fixed Options              Shares      Price      Shares       Price       Shares     Price
--------------------------------------- ---------- ---------- -----------   ----------- ---------- --------
Outstanding at beginning of year....... 1,574,418    $18.187    1,014,242     $18.819   1,536,662   $17.704

Granted................................ 2,078,500    $19.403      608,708     $17.397      10,000   $12.750

Exercised..............................   296,027    $16.290            -         N/A     473,063   $14.663

Forfeited..............................    20,670    $17.320       48,532     $18.649      59,357   $21.194
                                        ----------            -----------               ----------

Outstanding at end of year............. 3,336,221               1,574,418               1,014,242
                                        ==========            ===========               ==========

Options exercisable at year-end .......   916,263                 766,454                 435,409
                                        ==========            ===========               ==========

Options available for future grant ....         -               2,183,624               2,752,806
                                        ==========            ===========               ==========

Weighted-average fair value of
options granted during the year:
     PSP...............................     $7.24                   $3.89                     N/A
                                        ==========            ===========               ==========
     DRP...............................     $6.98                   $5.85                   $7.32
                                        ==========            ===========               ==========


The following table summarizes information about stock options outstanding at December 31, 2000:

                                 Options Outstanding                        Options Exercisable
                    --------------------------------------------------  ---------------------------
                                           Weighted-
                                            Average        Weighted                       Weighted
     Range of             Number           Remaining        Average         Number         Average
     Exercise           Outstanding       Contractual      Exercise      Exercisable      Exercise
      Prices            At 12/31/00           Life          Prices       At 12/31/00       Prices
------------------- ------------------ ----------------- -------------  -------------- ------------
$5.50 - $12.75               31,000        7.63 years       $ 8.605           25,000       $ 9.185

$11.50 - $24.313          3,305,221        8.55 years       $19.220          891,263       $19.109
                        ------------                                      -----------

                          3,336,221        8.54 years       $19.121          916,263       $18.839
                        ============                                      ===========

                                      F-33

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 2000, 1999 and 1998

(9)    Stock Option Plans (Continued)

       Had compensation cost for the Company's performance stock plan been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the effect on the Company's pro forma net earnings and pro forma earnings per share would be as follows (in thousands, except per share data):

                                           2000                      1999                       1998
                                 -------------------------  ------------------------  -----------------------
                                 As Reported    Pro forma   As Reported   Pro forma   As Reported   Pro forma
                                 -------------  ----------  ------------  ----------  ------------- ---------
Net earnings: (available for
  Common)......................     100,360       96,735       $82,569      $81,573      $82,096     $81,554
Net earnings per share
    Basic......................       $2.54        $2.45         $2.01        $1.99        $1.97       $1.95
    Diluted....................       $2.53        $2.44         $2.01        $1.98        $1.95       $1.95


(10)   Construction Program and Jointly-Owned Plants

       The Company's construction expenditures for 2000 were approximately $147.0 million, including expenditures on jointly-owned projects. The Company's proportionate share of expenses for the jointly-owned plants is included in operating expenses in the consolidated statements of earnings.

       At December 31, 2000, the Company's interests and investments in jointly-owned generating facilities are:

                                                               Construction
                                      Plant in    Accumulated    Work in     Composite
Station (Fuel Type)                    Service   Depreciation    Progress     Interest
                                      ---------- -------------  -----------  ---------
                                                       (In thousands)
San Juan Generating Station (Coal)...  $706,063     $351,618     $    827       46.3%
Palo Verde Nuclear Generating
  Station (Nuclear)*.................  $197,141     $ 54,518     $ 25,291       10.2%
Four Corners Power Plant Units 4
   and 5 (Coal) .....................  $117,797     $ 74,000     $  3,066       13.0%
---------------
 * Includes the Company's  interest in PVNGS Unit 3, the Company's  interest in  common  facilities  for  all  PVNGS  units  and the  Company's  owned interests in PVNGS Units 1 and 2.


San Juan Generating Station ("SJGS")

        The Company operates and jointly owns SJGS. At December 31, 2000, SJGS Units 1 and 2 are owned on a 50% shared basis with Tucson Electric Power Company, Unit 3 is owned 50% by the Company, 41.8% by Southern California Public Power Authority ("SCPPA") and 8.2% by Tri-State Generation and Transmission Association, Inc. Unit 4 is owned 38.457% by the Company, 28.8% by M-S-R Public Power Agency, ("M-S-R"), 10.04% by the City of Anaheim, California, 8.475% by the City of Farmington, 7.2% by the County of Los Alamos, and 7.028% by Utah Associated Municipal Power Systems.

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 2000, 1999 and 1998

(10)   Construction Program and Jointly-Owned Plants (Continued)

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

       In 1996, the Company entered into a long-term PPA for the rights to all the output of a new gas-fired generating plant. The plant received FERC approval for "exempt wholesale generator" status with respect to the gas turbine generating unit. The PPA's maximum dependable capacity is 132 MW. In July 2000, the plant went into operation. The gas turbine generating unit is operated by Delta and is located on the Company's retired Person Generating Station site in Albuquerque, New Mexico. Primary fuel for the gas turbine generating unit is natural gas, which is provided by the Company. In addition, the unit has the capability to utilize low sulfur fuel oil in the event natural gas is not available or cost effective. For accounting purposes, the PPA is treated as an operating lease.

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

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 2000, 1999 and 1998

(11)   Commitments and Contingencies (Continued)

Plains Acquisition

       The Company and Tri-State Generation and Transmission Association, Inc. ("Tri-State") entered into an asset sale agreement dated September 9, 1999, pursuant to which Tri-State agreed to sell the Company certain assets acquired by Tri-State's merger with Plains Electric Generation and Transmission Cooperative, Inc., consisting primarily of transmission assets, a fifty percent interest in an inactive power plant located near Albuquerque, and an office building in Albuquerque. The purchase price is $13.2 million, subject to adjustment at the time of closing with the transaction to close in two phases. The asset sale agreement contains standard covenants and conditions for this type of agreement. On July 1, 2000, the first phase was completed, and the Company acquired the 50 percent ownership in the inactive power plant and the office building. The second phase relating to the transmission assets is expected to close in the first quarter of 2001.

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

       Under PRC rules and PRC approved Company rules, the Company is required to issue customer bills on a monthly basis. The Company was granted a temporary variance, and the PRC began a hearing on whether the Company violated PRC rules, regulations or orders or the New Mexico Public Utility Act. The investigation was concluded on November 2, 1999, without the PRC imposing any civil penalty on the Company and with an approved stipulation that the Company be permitted to bill an additional service charge to customers who were not billed the appropriate electric service charge or gas access fee. The stipulation was limited to approximately $0.7 million in the November and December 1999 billing cycles.

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

                        December 31, 2000, 1999 and 1998

(11)   Commitments and Contingencies (Continued)

       As a result of the delay of normal collection activities, the Company incurred a significant increase in delinquent accounts, many of which occurred with customers that no longer have active accounts with the Company. As a result, the Company significantly increased its estimated bad debt costs throughout 1999.

       The  Company  continued  its  analysis  and  collection  efforts  of  its delinquent accounts resulting from the problems associated with the implementation of the new customer billing system throughout 2000 and identified additional bad debt exposure. By the end of 2000, the Company completed its analysis of its delinquent accounts and resumed its normal collection procedures. As a result, the Company has determined that $13.5 million of customer receivables will not be collectible. Based upon information available at December 31, 2000, the Company believes the allowance for doubtful accounts of $9.0 million is adequate for management's estimate of potential uncollectible accounts.

       In addition, due to the significantly higher natural gas prices experienced in November and December 2000, the Company increased its bad debt expense by approximately $2 million in anticipation of higher than normal delinquency rates. The Company expects this trend to continue as long as natural gas prices remain higher than in the past years.

       The following is a summary of the allowance for doubtful accounts during 2000, 1999 and 1998:

                                                    2000       1999      1998
                                                  --------- --------- ----------
                                                          (In thousands)
Allowance for doubtful accounts, beginning
  of year.......................................   $12,504   $   836    $  783
Bad debt accrual................................     9,980    11,496     3,325
Less:  Write off (adjustments) of
  uncollectible accounts........................    13,521      (172)    3,272
                                                 ---------  ---------  --------
Allowance for doubtful accounts, end of year ...   $ 8,963   $12,504    $  836
                                                 =========  =========  ========

Electric Rate Case Settlement

       On August 25, 1999, the PRC issued an order approving the rate case settlement resulting from the NMPUC's final order of November 30, 1998. The PRC ordered the Company to reduce its electric rates by $34.0 million annually retroactive to July 30, 1999. In addition, the order includes a rate freeze until electric competition is fully implemented in New Mexico or until January 1, 2003 whichever is earlier. The settlement reduced revenues by approximately $39 million and $19 million in 2000 and 1999, respectively.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 2000, 1999 and 1998

(11)   Commitments and Contingencies (Continued)

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

       The parties reached a settlement agreement under which all claims were dismissed with prejudice on September 5, 2000 and the Company and trustee received $13.8 million in settlement proceeds.

PVNGS Liability and Insurance Matters

       The PVNGS participants have insurance for public liability resulting from nuclear energy hazards to the full limit of liability under Federal law. This potential liability is covered by primary liability insurance provided by commercial insurance carriers in the amount of $200 million and the balance by an industry-wide retrospective assessment program. If losses at any nuclear power plant covered by the programs exceed the primary liability insurance limit, the Company could be assessed retrospective adjustments. The maximum assessment per reactor under the program for each nuclear incident is approximately $88 million, subject to an annual limit of $10 million per reactor per incident. Based upon the Company's 10.2% interest in the three PVNGS units, the Company's maximum potential assessment per incident for all three units is approximately $27.0 million, with an annual payment limitation of $3 million per incident. If the funds provided by this retrospective assessment program prove to be insufficient, Congress could impose revenue raising measures on the nuclear industry to pay claims. The United States Nuclear Regulatory Commission and Congress are reviewing the related laws. The Company cannot predict whether or not Congress will change the law. However, certain changes could possibly trigger "Deemed Loss Events" under the Company's PVNGS leases, absent waiver by the lessors.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 2000, 1999 and 1998

(11)   Commitments and Contingencies (Continued)

       The PVNGS participants maintain "all-risk" (including nuclear hazards) insurance for nuclear property damage to, and decontamination of, property at PVNGS in the aggregate amount of $2.75 billion as of January 1, 2001. The Company is a member of an industry mutual insurer which provides both the "all-risk" and increased cost of generation insurance to the Company. In the event of adverse losses experienced by this insurer, the Company is subject to an assessment. The Company's maximum share of any assessment is approximately $2.3 million per year.

PVNGS Decommissioning Funding

       The Company has a program for funding its share of decommissioning costs for PVNGS. The nuclear decommissioning funding program is invested in equities and fixed income instruments in qualified and non-qualified trusts. The results of the 1998 decommissioning cost study indicated that the Company's share of the PVNGS decommissioning costs excluding spent fuel disposal will be approximately $171.3 million (in 2000 dollars).

       The Company  funded an  additional  $3.9  million,  $3.1 million and $3.0 million in 2000, 1999 and 1998, respectively, into the qualified and non-qualified trust funds. The estimated market value of the trusts at the end of 2000 was approximately $55 million.

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

       The operator of PVNGS has capacity in existing fuel storage pools at PVNGS which, with certain modifications, could accommodate all fuel expected to be discharged from normal operation of PVNGS through 2002, and believes it could augment that storage with the new facilities for on-site dry storage of spent fuel for an indeterminate period of operation beyond 2002, subject to obtaining any required governmental approvals. The Company currently estimates that it will incur approximately $41.0 million (in 1998 dollars) over the life of PVNGS for its share of the fuel costs related to the on-site interim storage of spent nuclear fuel during the operating life of the plant. The Company accrues these costs as a component of fuel expense, meaning the charges are accrued as the fuel is burned. In 1998, the Company expensed $12.1 million for on-site interim nuclear storage costs related to nuclear fuel burned prior to 1998. In 2000, the Company expensed approximately $1.0 million for on-site interim nuclear fuel storage costs related to nuclear fuel burned during 2000. The operator of PVNGS currently believes that spent fuel storage or disposal methods will be available for use by PVNGS to allow its continued operation beyond 2002.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 2000, 1999 and 1998

(11)   Commitments and Contingencies (Continued)

Other

       There are various claims and lawsuits pending against the Company and certain of its subsidiaries. The Company is also subject to Federal, state and local environmental laws and regulations, and is currently participating in the investigation and remediation of numerous sites. In addition, the Company periodically enters into financial commitments in connection with business operations. It is not possible at this time for the Company to determine fully the effect of all litigation on its consolidated financial statements. However, the Company has recorded a liability where the litigation effects can be estimated and where an outcome is considered probable. The Company does not expect that any known lawsuits, environmental costs and commitments will have a material adverse effect on its financial condition or results of operations.

(12)   Environmental Issues

        The normal course of operations of the Company necessarily involves activities and substances that expose the Company to potential liabilities under laws and regulations protecting the environment. Liabilities under these laws and regulations can be material and in some instances may be imposed without regard to fault, or may be imposed for past acts, even though the past acts may have been lawful at the time they occurred. Sources of potential environmental liabilities include the Federal Comprehensive Environmental Response Compensation and Liability Act of 1980 and other similar statutes.

       The Company records its environmental liabilities when site assessments or remedial actions are probable and a range of reasonably likely cleanup costs can be estimated. The Company reviews its sites and measures the liability quarterly, by assessing a range of reasonably likely costs for each identified site using currently available information, including existing technology, presently enacted laws and regulations, experience gained at similar sites, and the probable level of involvement and financial condition of other potentially responsible parties. These estimates include costs for site investigations, remediation, operations and maintenance, monitoring and site closure. Unless there is a probable amount, the Company, records the lower end of this reasonably likely range of costs (classified as other long-term liabilities at undiscounted amounts).

       The Company's recorded estimated minimum liability to remediate its identified sites is $6.8 million. The ultimate cost to clean up the Company's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; and the time periods over which site remediation is expected to occur. The Company believes that, due to these uncertainties, it is remotely possible that cleanup costs could exceed its recorded liability by up to $11.6 million. The upper limit of this range of costs was estimated using assumptions least favorable to the Company.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 2000, 1999 and 1998

(12)   Environmental Issues (Continued)

        Remediation of identified sites previously used in operations, used by tenants or contaminated by former owners required spending of $1.6 million in 2000 and $4.4 million in 1999. In 2001, the Company anticipates spending $0.7 million for remediation and $1.4 million for control and prevention. The majority of the December 31, 2000 environmental liability is expected to be paid over the next five years, funded by cash generated from operations. Future environmental obligations are not expected to have a material impact on the results of operations or financial condition of the Company.

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

       Operating losses of the discontinued operations prior to the date of discontinuation were $7.3 million in 1998. This amount includes income tax benefits related to the losses from discontinued operations of $4.8 million in 1998. Total sales from the discontinued operations was $159.2 million in 1998. Prior to the decision to discontinue non-utility operations, such total sales and income tax benefits were included in operating revenues and operating expenses in the consolidated statement of earnings.

(14)   Proposed Acquisition

       On November 9, 2000 the Company and Western Resources, Inc. (Western Resources) announced that both companies' boards of directors approved an agreement under which the Company will acquire the Western Resources electric utility operations in a tax-free, stock-for-stock transaction.

       Under the terms of the agreement, the Company and Western Resources, whose utility operations consist of its Kansas Power and Light division and Kansas Gas and Electric subsidiary, will both become subsidiaries of a new holding company to be named at a future date. Prior to the consummation of this combination, Western Resources will reorganize all of its non-utility assets, including its 85 percent stake in Protection One and its 45 percent investment in ONEOK, into Westar Industries which will be spun off to Western Resources' shareholder, prior to the acquisition of Western's utility assets by the Company.

       The new holding company will issue 55 million of its shares, subject to adjustment, to Western Resources' shareholders and Westar Industries. Before any adjustments, the new company will have approximately 94 million shares outstanding, of which approximately 41 percent will be owned by former Company shareholders and 59 percent will be owned by former Western Resources shareholders and Westar Industries.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 2000, 1999 and 1998

(14)   Proposed Acquisition (Continued)

       Based on the Company's average closing price over the last ten days prior to the announcement of $27.325 per share, the indicated equity consideration of the transaction is approximately $1.50 billion, including conversion of the Westar Industries obligation. Approximately $2.93 billion of existing Western Resources debt, giving the transaction an aggregate enterprise value of approximately $4.44 billion. The Company plans to reduce and refinance a portion of the Western Resources debt. The new holding company will have a total enterprise value of approximately $6.5 billion ($2.6 billion in equity; $3.9 billion in debt and preferred stock).

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

       The successful spin-off of Westar Industries from Western Resources is required prior to the consummation of the transaction. The transaction is also conditioned upon, among other things, approvals from both companies'
shareholders and customary regulatory approvals from the Kansas Corporation Commission, the New Mexico Public Regulation Commission, the Federal Energy Regulatory Commission, the Nuclear Regulatory Commission, and the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The new holding company expects to register as a holding company with the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935. Management believes that the above mentioned approvals are expected to be obtained over the next 12 to 18 months, however should such approvals not to be obtained, final consummation of the proposed acquisition cannot occur.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 2000, 1999 and 1998

(15)   New and Proposed Accounting Standards

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

       Statement of  Financial  Accounting  Standards  No. 133,  Accounting  for
Derivative Instruments and Hedging Activities, ("SFAS 133"): SFAS 133 establishes accounting and reporting standards requiring derivative instruments to be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 also requires that changes in the derivatives' fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivative gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. In June 1999, FASB issued SFAS 137 to amend the effective date for the compliance of SFAS 133 to January 1, 2001. In June 2000, the FASB issued SFAS 138 that provides certain amendments to SFAS 133. The amendments, among other things, expand the normal sales and purchases exception to contracts that implicitly or explicitly permit net settlement and contracts that have a market mechanism to facilitate net settlement. The expanded exception excludes a significant portion of the Company's contracts that previously would have required valuation under SFAS 133. Effective January 1, 2001, the Company adopted SFAS 133, as amended.

       The Company has identified all financial instruments that meet the definition of a derivative under SFAS 133, as amended, currently existing in the Company. Certain of the Company's identified derivative instruments are currently marked-to-market under EITF 98-10. The related gains and losses (unrealized and realized) for these derivative instruments are recorded as adjustments to operating revenues.

       In addition, the financial instruments underlying the Company's corporate hedge of certain investments in its nuclear executive retirement and retiree medical benefits trusts meet the definition of a derivative under SFAS 133, as amended, and are currently marked to market. The related unrealized and realized losses are recorded as a component of other income and deductions on the Consolidated Statement of Earnings. The Company designated certain forward purchase contracts for electricity as cash flow hedges. The Company's designated cash flow hedges at January 1, 2001, were forward purchase contracts for the purchase of electric power for forecasted jurisdictional use during planned outages in 2001. The hedged risks associated with these instruments are the changes in cash flows related to forecasted purchase of electricity due to changes in the price of electricity on the spot market. Assessment of hedge effectiveness will be based on the changes in the forward price of electricity.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                        December 31, 2000, 1999 and 1998

(15)   New and Proposed Accounting Standards (Continued)

       SFAS 133, as amended, provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The results of hedge ineffectiveness and the change in fair value of a derivative that an entity has chosen to exclude from hedge effectiveness are required to be presented in current earnings.

       Because the Company's derivative instruments as defined by SFAS 133, as amended, are currently marked to market or are classified as cash flow hedges, the adoption of SFAS 133, as amended, will not have an impact on the net earnings of the Company. However, the adoption of SFAS 133, as amended, will increase comprehensive income by $6.0 million, net of taxes. The physical contracts will subsequently be recognized as a component of the cost of purchased power when the actual physical delivery occurs. At January 1, 2001, the derivative instruments designated as cash flow hedges had a gross asset position of $9.9 million on the hedged transactions. See Note 5 for financial instruments currently marked-to-market.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                           QUARTERLY OPERATING RESULTS

   The unaudited operating results by quarters for 2000 and 1999 are as follows:

                                                                   Quarter Ended
                                               ----------------------------------------------------
                                                March 31     June 30     September 30   December 31
                                               ----------  -----------   ------------   -----------
                                                      (In thousands, except per share amounts)
2000:
  Operating Revenues..........................  $ 321,291   $ 329,041      $ 499,477     $ 461,465
  Operating Income............................     30,947      27,654         47,452        26,422
  Earnings from Continuing Operations.........     21,952      17,986         46,913        14,096
  Net Earnings (1)............................     21,952      17,986         46,913        14,096
  Net Earnings per share from Continuing
     Operations...............................       0.55        0.45           1.19          0.36
  Net Earnings per Share (Basic)..............       0.55        0.45           1.19          0.36
  Net Earnings per Share (Diluted)............       0.55        0.45           1.18          0.35

1999:
  Operating Revenues..........................  $ 272,818   $ 261,371      $ 340,604     $ 282,750
  Operating Income............................     35,068      29,247         30,275        25,489
  Earnings from Continuing Operations.........     23,130      18,172         21,401        16,911
  Net Earnings................................     26,671      18,172         21,401        16,911
  Net Earnings per share from Continuing
     Operations...............................       0.55        0.44           0.52          0.41
  Net Earnings per Share (Basic)..............       0.64        0.44           0.52          0.41
  Net Earnings per Share (Diluted)............       0.63        0.44           0.52          0.41

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

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                        COMPARATIVE OPERATING STATISTICS

                                                  2000        1999         1998        1997        1996
                                              ----------- -----------  ----------- ----------- -----------
Utility Operations Sales:
Energy Sales--KWh (in thousands):
  Residential...............................   2,163,036   2,027,099    2,007,852   1,976,434   1,892,290
  Commercial................................   3,121,141   2,980,935    2,888,539   2,841,831   2,698,087
  Industrial................................   1,544,367   1,559,155    1,571,824   1,556,264   1,505,801
  Other ultimate customers..................     260,399     236,394      271,659     160,370     310,118
                                              ----------- -----------  ----------- ----------- -----------
    Total KWh sales.........................   7,088,943   6,803,583    6,739,874   6,534,899   6,406,296
                                              =========== ===========  =========== =========== ===========
Gas Throughput--Decatherms (in thousands):
  Residential...............................      28,818      32,060       29,282      30,608      28,409
  Commercial................................       9,890      10,845       10,135      10,606       9,574
  Industrial................................       5,033       2,380        1,538       1,278       2,151
  Other.....................................       6,392       6,818        8,290       8,143      12,952
                                              ----------- -----------  ----------- ----------- -----------
    Total gas sales.........................      50,133      52,103       49,245      50,635      53,086
  Transportation throughput.................      44,871      40,161       36,413      33,975      47,010
                                              ----------- -----------  ----------- ----------- -----------
    Total gas throughput....................      95,004      92,264       85,658      84,610     100,096
                                              =========== ===========  =========== =========== ===========
Revenues (in thousands):
  Residential...............................   $ 185,436   $ 184,088    $ 187,681   $ 184,813   $ 177,220
  Commercial................................     237,350     238,830      241,968     237,629     226,146
  Industrial................................      79,671      85,828       88,644      86,927      83,651
  Other ultimate customers..................      16,208      13,777       18,124      10,135      20,804
                                              ----------- -----------  ----------- ----------- -----------
    Total revenues to ultimate customers....     518,665     522,523      536,417     519,504     507,821
Intersegment revenues.......................         707         707          707           -           -
Miscellaneous electric revenues.............      20,093      18,345       19,151       3,331       3,115
                                              ----------- -----------  ----------- ----------- -----------
    Total electric revenues.................   $ 539,465   $ 541,575    $ 556,275   $ 522,835   $ 510,936
                                              ----------- -----------  ----------- ----------- -----------
Gas Revenues:
  Residential...............................   $ 191,221   $ 151,954    $ 160,459   $ 185,984   $ 131,858
  Commercial................................      52,959      37,300       42,500      50,094      33,525
  Industrial................................      24,208       8,595        4,876       4,512       5,208
  Other.....................................      29,216      20,384       27,148      30,121      29,158
                                              ----------- -----------  ----------- ----------- -----------
  Revenues from gas sales...................     297,604     218,233      234,983     270,711     199,749
  Transportation............................      14,163      12,390       13,464      14,172      17,215
  Other.....................................       8,157       6,088        7,528       9,886      10,337
                                              ----------- -----------  ----------- ----------- -----------
    Total gas revenues......................   $ 319,924   $ 236,711    $ 255,975   $ 294,769   $ 227,301
                                              ----------- -----------  ----------- ----------- -----------
         Total Utility Revenues.............   $ 859,389   $ 778,286    $ 812,250   $ 817,604   $ 738,237
                                              =========== ===========  =========== =========== ===========
Customers at Year End:
  Residential...............................     328,519     321,949      319,415     311,314     304,900
  Commercial................................      38,991      38,435       37,652      36,942      36,292
  Industrial................................         371         375          363         363         375
  Other ultimate customers..................         625         625          665         637         632
                                              ----------- -----------  ----------- ----------- -----------
    Total ultimate customers................     368,506     361,384      358,095     349,256     342,199
  Sales for Resale..........................          81          83           83          66          56
                                              ----------- -----------  ----------- ----------- -----------
    Total customers.........................     368,587     361,467      358,178     349,322     342,255
                                              =========== ===========  =========== =========== ===========
Gas:
  Residential...............................     398,623     390,428      383,292     375,032     367,025
  Commercial................................      32,626      32,116       32,004      31,560      30,757
  Industrial................................          50          51           55          50          54
  Other.....................................       3,612       3,688        3,622       3,765       3,541
  Transportation............................          32          32           29          31          36
                                              ----------- -----------  ----------- ----------- -----------
    Total customers.........................     434,943     426,315      419,002     410,438     401,413
                                              =========== ===========  =========== =========== ===========

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                        COMPARATIVE OPERATING STATISTICS

                                                   2000       1999         1998        1997        1996
                                              ----------- -----------  ----------- ----------- -----------
Generation and Trading Operations Sales:
Energy Sales--KWh (in thousands):
  Firm-requirements wholesale...............     193,853     179,249      278,615     278,727     282,534
  Other contracted off-system...............   7,385,266   6,196,499    4,033,931   3,790,081   2,928,321
  Economy energy sales......................   4,773,009   4,795,873    4,469,769   2,716,835   1,364,365
                                              ----------- -----------  ----------- ----------- -----------
    Total sales to ultimate customers.......  12,352,128  11,171,621    8,782,315   6,785,643   4,575,220
  Intersegment sales........................   7,088,943   6,803,583    6,739,874   6,534,899   6,406,296
                                              ----------- -----------  ----------- ----------- -----------
                                              19,441,071  17,975,204   15,522,189  13,320,542  10,981,516
                                              =========== ===========  =========== =========== ===========
Revenues (in thousands):
  Firm-requirements wholesale...............       6,568       7,046       10,708      10,690      12,359
  Other contracted off-system...............     371,900     226,773      142,115     118,876      86,689
  Economy energy sales......................     369,724     131,549      122,156      55,768      22,281
                                              ----------- -----------  ----------- ----------- -----------
    Total revenues to ultimate customers....     748,192     365,368      274,979     185,334     121,329
  Intersegment revenues.....................     324,744     318,872      362,722     370,019     380,000
  Miscellaneous electric revenues...........       2,242       5,741        4,657      14,269      13,374
                                              ----------- -----------  ----------- ----------- -----------
    Total generation revenues...............  $1,075,178  $  689,981   $  642,358  $  569,622  $  514,703
                                              =========== ===========  =========== =========== ===========
Customers at Year End:
Generation                                            81          83           83          66          56
                                              =========== ===========  =========== =========== ===========

Reliable Net Capability--KW.................   1,521,000   1,521,000    1,506,000   1,506,000   1,506,000
Coincidental Peak Demand--KW................   1,368,000   1,291,000    1,313,000   1,209,000   1,217,000
Average Fuel Cost per Million BTU...........  $   1.3827  $   1.3169   $   1.2433  $   1.2319  $   1.2735
BTU per KWh of Net Generation...............      10,547      10,490       10,784      10,927      10,768


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

       Reference is hereby made to "Election of Directors" in the Company's Proxy Statement relating to the annual meeting of stockholders to be held on July 3, 2001 (the "2001 Proxy Statement"), to PART I, SUPPLEMENTAL ITEM - "EXECUTIVE OFFICERS OF THE COMPANY" and "Other Matters" - "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2001 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

       Reference is hereby made to "Executive Compensation" in the 2001 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
        MANAGEMENT

       Reference is hereby made to "Voting Information", "Election of Directors" and "Stock Ownership of Certain Executive Officers" in the 2001 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Reference is hereby made to the 2001 Proxy Statement for such disclosure, if any, as may be required by this item.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
        ON FORM 8-K

       (a) - 1.    See Index to Financial Statements under Item 8.

       (a) - 2. Financial Statement Schedules for the years 2000, 1999, and and 1998 are omitted for the reason that they are not required or the information is otherwise supplied.

       (a) - 3-A.  Exhibits Filed:

Exhibit No.                         Description
-----------                         -----------

10.8.9 Amendment No. 14 to the Arizona Nuclear Power Project Participation Agreement effective June 20, 2000.

10.9.7 Underground Letter Agreement dated August 31, 2000, among San Juan Coal Company, San Juan Transportation Company, the Company, and
            Tucson Electric Power Company (confidentiality treatment was requested as to portions of this exhibit, and such portions were omitted from the exhibit filed and were filed separately with the Securities and Exchange Commission).

10.43       2001 Officer Incentive Plan effective January 1, 2001

Exhibit No.                         Description
-----------                         -----------

10.74.2 Second Amendment to the Third Restated and Amended Public Service Company of New Mexico Performance Stock Plan, effective December 7, 1998.

10.74.3 Third Amendment to the Third Restated and Amended Public Service Company of New Mexico Performance Stock Plan, effective December 10, 2000.

23.1        Consent of Arthur Andersen LLP.

27          Financial Data Schedule.

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

 3.2            By-laws of Public Service Company of             3.2 to Annual Report of the           1-6986
                New Mexico With All Amendments to                Registrant on Form 10-K for
                and including February 8, 2000                   the fiscal year ended
                                                                 December 31, 1999

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
               Power Company .

10.9.6         Amendment No. Nine to Coal Sales                  10.9.6 to Annual Report of the         1-6986
               Agreement, dated as of December 31, 1995,         Registrant on Form 10-K for
               among San Juan Coal Company, the Company          fiscal year ended December 31,
               and Tucson Electric Power Company.                1996.

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

10.11.3        Amendment No. 3 to the San Juan Unit              10.11.3 to Annual Report of            1-6986
               4 Early Purchase and Participation                the Registrant on Form 10-K
               Agreement between Public Service                  for fiscal year ended
               Company of New Mexico and M-S-R                   December 31, 1999.
               Public Power Agency, dated as of
               October 27, 1999.

Exhibit No.                   Description of Exhibit                     Filed as Exhibit:             File No:
-----------                   ----------------------                     -----------------             --------

10.12          Amended and Restated San Juan Unit 4              10.12 to Annual Report of the          1-6986
               Purchase and Participation  Agreement             Registrant on Form 10-K for
               dated as of December 28, 1984 between             fiscal year ended December
               the Company and the Incorporated County           31, 1994.
               of Los Alamos (refiled).

10.12.1        Amendment No. 1 to the Amended and                10.12.1 to Annual Report of            1-6986
               Restated San Juan Unit 4 Purchase and             the Registrant on Form 10-K
               Participation Agreement between Public            for fiscal year ended
               Service Company of New Mexico and                 December 31, 1999.
               M-S-R Public Power Agency, dated as of
               October 27, 1999.

10.13          Amendment No. 2 to the San Juan                   10.13 to Annual Report of              1-6986
               Unit 4 Purchase Agreement and                     the Registrant on Form 10-K
               Participation Agreement between                   for fiscal year ended
               Public Service Company of New                     December 31, 1999.
               Mexico and The Incorporated County
               of Los Alamos, New Mexico, dated
               October 27, 1999.

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

10.20.2        Amendment No. 2 dated as of April 10, 1987 to     10.20.2 to Annual Report of the        1-6986
               Facility Lease dated as of August 12, 1986,       Registrant on Form 10-K for
               as amended, between The First National Bank       fiscal year ended December 31,
               of Boston, not in its individual capacity,        1998.
               but solely as Owner  Trustee  under a Trust
               Agreement,  dated as of  August  12,  1986,
               with MFS Leasing  Corp.,  Lessor and Public
               Service  Company  of  New  Mexico,   Lessee
               (refiled)

10.20.3        Amendment No. 3 dated as of March 8,              10.20.3  to the Company's              1-6986
               1995, to Facility Lease between Public            Quarterly Report on Form
               Service Company of New Mexico and                 10-Q for the quarter ended March
               the First National Bank of Boston,                31, 1995.
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

10.32**        Supplemental Employee Retirement                  10.32 to Annual Report of              1-6986
               Agreements dated August 4, 1989,                  the Registrant on Form 10-K
               Between Public Service Company of                 for fiscal year ended
               New Mexico and John R. Ackerman                   December 31, 1999.
               and Max Maerki (refilled).

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

10.36.1        Amendment No. 1 to the San Juan Unit              10.36.1 to Annual Report of            1-6986
               4 Purchase and Participation Agreement            the Registrant on Form 10-K for
               between Public Service Company of New             fiscal year ended
               Mexico and The City of Anaheim,                   December 31, 1999.
               California, dated October 27, 1999

10.38          Restated and Amended San Juan Unit 4              10.2.1 to the Company's                1-6986
               Purchase and Participation Agreement              Quarterly Report on Form 10-Q
               between Public Service Company of                 for the quarter ended September
               New Mexico and Utah Associated Municipal          30, 1993.
               Power Systems.


10.38.1        Amendment No. 1 to the Restated and               10.38.1 to Annual Report of            1-6986
               Amended San Juan Unit 4 Purchase                  the Registrant on Form 10-K
               And Participation Agreement between               for fiscal year ended
               Public Service Company of New Mexico              December 31, 1999.
               And Utah Associated Municipal Power
               Systems, dated October 27, 1999.

10.40**        First Restated and Amended Public Service         99.1 to Registration Statement         333-03303
               Company of New Mexico                             No. 333-03303 filed May 8, 1996.
               Director Retainer Plan.


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


10.47**        Compensation Arrangement with Chief               10.3 to the Company's Quarterly        1-6986
               Executive Officer, Benjamin F. Montoya            Report on Form 10-Q for the
               effective June 23, 1993.                          quarter ended June 30, 1993.

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

10.50**        Public Service Company of New Mexico              10.50 to Annual Report of the          1-6986
               Section 415 Plan dated January 1, 1994.           Registrant on Form 10-K for
                                                                 fiscal year ended December 31,
                                                                 1993.

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

10.74**        Third Restated and Amended Public                10.74 to the Company's Quarterly       1-6986
               Service Company of New Mexico                    Report on Form 10-Q for the
               Performance Stock Plan effective March           quarter ended March 31, 1998.
               10, 1998.

10.74.1**      First Amendment to the Third Restated            10.74.1 to the Company's               1-6986
               and Amended Public Service Company               Quarterly Report on Form
               of New Mexico Performance Stock Plan             10-Q for the quarter ended
               Dated February 7, 2000                           March 31, 2000.

10.75**        Executive Savings Plan effective July 1,         10.75 to the Company's Quarterly
               1998.                                            Report on Form 10-Q for the
                                                                quarter ended June 30, 1998.

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
               System   and   Tri-State    Generation   and
               Transmission Association, Inc.


Exhibit No.                   Description of Exhibit                     Filed as Exhibit:             File No:
-----------                   ----------------------                     -----------------             --------

10.78          Stipulation in the matter of the Commission's    10.78 to the Company's Quarterly       1-6986
               investigation of the rates for electric          Report on Form 10-Q for the
               service of Public Service Company of New         quarter ended September 30, 1999.
               Mexico, Rate Case No. 2761, dated May 21, 1999

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

10.80**        Supplemental Employee Retirement                 10.80 to the Company's                 1-6986
               Agreement, dated March 14, 2000 for              Quarterly Report on Form
               Patrick T. Ortiz                                 10-Q for the quarter ended
                                                                March 31, 2000.

10.81**        Supplemental Employee Retirement                 10.81 to the Company's                 1-6986
               Agreement, dated March 22, 2000 for              Quarterly Report on Form
               Jeffry E. Sterba                                 10-Q for the quarter ended
                                                                March 31, 2000.

10.82          Manzano Corporation Omnibus Performance          10 to Registration Statement No.       333-32170
               Equity Plan                                      333-32170 of the Company filed
                                                                April 18, 2000.

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
              National Bank of Boston and Chemical
              Bank dated as of December 16, 1985.

99.4*         Assignment, Assumption and Further                99.4 to Annual Report of the           1-6986
              Agreement  dated as of December  16,              Registrant  on Form 10-K for
              1985,  between Public  Service  Company           fiscal year ended December
              of New Mexico and The First National Bank         31, 1995.
              of Boston, as Owner Trustee (refiled).


Exhibit No.                   Description of Exhibit                     Filed as Exhibit:             File No:
-----------                   ----------------------                     -----------------             --------

99.5          Participation Agreement dated as of July          99.5 to Annual Report of the           1-6986
              31, 1986, among the Owner Participant named       Registrant on Form 10-K for
              herein, First PV Funding Corporation, The         fiscal year ended December 31,
              First National Bank of Boston, in its             1996.
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

99.9*         Trust Indenture, Mortgage, Security                99.9 to Annual Report of the           1-6986
              Agreement  and  Assignment  of Rents dated         Registrant  on Form 10-K for
              as of  August  12,  1986,  between  the First      fiscal  year  ended
              National  Bank of  Boston,  as  Owner Trustee,     December 31, 1996.
              and  Chemical   Bank,  as  Indenture   Trustee
              together  with  Supplemental  Indenture  No. 1
              thereto (refiled).

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

     (b)  Reports on Form 8-K:

         During the quarter ended December 31, 2000 and during the period beginning January 1, 2001 and ending February 20, 2001, the Company filed, on the date indicated, the following reports on Form 8-K.


     Dated:                          Filed:                                  Relating to:
     ------                          ------                                  ------------

July 31, 2000                    September 6, 2000              The Company Reports its Comparative
                                                                Operating Statistics for July 2000 and 1999

September 14, 2000               September 19, 2000             The Company Projects a Strong Third Quarter
                                                                Ups Earnings Estimate for 2000, 2001

October 2, 2000                  October 3, 2000                The Company Names New Chairman

September 14, 2000               October 3, 2000                The Company's CEO Encourages NM
                                                                Regulators to Press on Toward Electric Choice

August 31, 2000                  October 3, 2000                The Company Reports Comparative
                                                                Operating Statistics for August 2000 and 1999

September 30, 2000               October 16, 2000               The Company Reports Comparative
                                                                Operating Statistics for September 2000 and
                                                                1999

October 16, 2000                 October 16, 2000               The Company Hosts Third Quarter Earnings
                                                                Conference Call on the Web

October 18, 2000                 October 19, 2000               The Company Reports Quarter and Nine
                                                                Months Ended September 30, 2000 Earnings
                                                                Announcement and Consolidated Statement
                                                                of Earnings

October 17, 2000                 October 20, 2000               The Company Negotiates Cost-Saving
                                                                Revisions to San Juan Coal Contract

October 31, 2000                 October 31, 2000               The Company `Boutique" Strategy Key to
                                                                Wholesale Success, CEO Tells Analysts

November 9, 2000                 November 9, 2000               The Company Reports it will Acquire Western
                                                                Resources Electric Utility Operations in a
                                                                Tax-Free, Stock-for-Stock Transaction

November 9, 2000                 November 9, 2000               The Company Reports it will Purchase the
                                                                Electric Utility Operations of Western
                                                                Resources

November 9, 2000                 November 13, 2000              The Company Reports the Acquisition of
                                                                Western Resources Expected to Provide
                                                                Immediate Earnings Boost

November 14, 2000                November 14, 2000              The Company Provides More Detail on
                                                                Proposed Western Resources Acquisition


                                              E-22


     Dated:                          Filed:                                  Relating to:
     ------                          ------                                  ------------

November 9, 2000                 November 16, 2000              The Company Reports Press Conference
                                                                Transcript to Discuss the Acquisition of
                                                                Western Resources

November 8, 2000                 November 17, 2000              The Company Enters a Merger Agreement
                                                                With Western and Westar Industries

November 14, 2000                November 16, 2000              The Company Provides Information to Utility
                                                                Investment Analysts about A High-Voltage
                                                                Combination - The Company and Western
                                                                Resources

November 27, 2000                November 30, 2000              Western Resources Asks Kansas Regulators
                                                                to Approve a $151 million in Retail Rate
                                                                Increases for KPL and KGE

October 31, 2000                 November 29, 2000              The Company Reports Comparative
                                                                Operating Statistics for October 2000 and 1999

December 12, 2000                December 13, 2000              The Company Declares Common and
                                                                Preferred Stock Dividend

November 30, 2000                December 15, 2000              The Company Reports Comparative
                                                                Operating Statistics for November 2000 and
                                                                1999

December 12, 2000                December 27, 2000              The Company Declares Common and
                                                                Preferred Stock Dividend

December 19, 2000                December 27, 2000              The Company's Subsidiary to Invest
                                                                $10 Million in Internet Gateway Services
                                                                Company

December 31, 2000                January 18, 2001               The Company Reports Comparative
                                                                Operating Statistics for December 2000 and
                                                                1999

January 25, 2001                 January 25, 2001               The Company Reports Quarter and Nine
                                                                Months Ended December 31, 2000 Earnings
                                                                Announcement and Consolidated Statement
                                                                of Earnings

January 25, 2001                 January 25, 2001               The Company Reports Fourth Quarter and
                                                                Year End 2000 Earnings

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

                                        PUBLIC SERVICE COMPANY OF NEW MEXICO
                                                   (Registrant)

Date:  February 21, 2001                By          /s/ J. E. Sterba
                                             -------------------------------
                                                      J. E. Sterba
                                                  Chairman, President and
                                                  Chief Executive Officer

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

                    Signature                                     Capacity                     Date
                    ---------                                     --------                     ----

                /s/ J. E. STERBA                  Principal Executive Officer and          February 21, 2001
----------------------------------------------    Chairman of the Board
                  J. E. STERBA
             Chairman, President and
             Chief Executive Officer

                /s/ M. H. MAERKI                  Principal Financial Officer              February 21, 2001
----------------------------------------------
                  M. H. Maerki
            Senior Vice President and
             Chief Financial Officer

                /s/ J. R. LOYACK                  Principal Accounting Officer             February 21, 2001
----------------------------------------------
                  J. R. Loyack
      Vice President, Corporate Controller
          and Chief Accounting Officer

               /s/ J. T. ACKERMAN                 Chairman of the Board                    February 21, 2001
----------------------------------------------
                 J. T. Ackerman

               /s/ R. G. ARMSTRONG                Director                                 February 21, 2001
----------------------------------------------
                 R. G. Armstrong

                /s/ J. A. GODWIN                  Director                                 February 21, 2001
----------------------------------------------
                  J. A. Godwin

                /s/ M. LUJAN JR.                 Director                                  February 21, 2001
----------------------------------------------
                  M. Lujan Jr.

                /s/ B. F. MONTOYA                 Director                                 February 21, 2001
----------------------------------------------
                  B. F. Montoya

                 /s/ T. F. PATLOVICH              Director                                 February 21, 2001
----------------------------------------------
                   T. F. Patlovich

                 /s/ R. M. PRICE                  Director                                 February 21, 2001
----------------------------------------------
                   R. M. Price

                 /s/ P. F. ROTH                   Director                                 February 21, 2001
----------------------------------------------
                   P. F. Roth
