Form 10-K/A
period 2000-12-31
PUBLIC SERVICE CO OF NEW MEXICO
filed 2001-04-30
CIK 81023

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000     COMMISSION FILE NUMBER 1 - 6986

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
                  ($100 STATED VALUE AND WITHOUT SINKING FUND)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. YES  X     NO
                                      -----      -----

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any amendment to this Form 10-K/A. __

        The total number of shares of the Company's Common Stock outstanding as of January 31, 2001 was 39,117,799. On such date, the aggregate market value of the voting stock held by non-affiliates of the Company, as computed by reference to the New York Stock Exchange composite transaction closing price of $24.70 per share reported by The Wall Street Journal, was $966,209,635.

                       DOCUMENTS INCORPORATED BY REFERENCE

        NONE.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The information required by this item with respect to Executive Officers is set forth in Part I page 29 of the Company's annual report on Form 10-K filed on February 22, 2001, under the caption "Supplemental Item. Executive Officers of the Company".

DIRECTORS WITH TERMS EXPIRING IN 2001

         JOHN T. ACKERMAN, 59, is a resident of Corrales, New Mexico, and has been a director since June 1990. Mr. Ackerman is Chairman Emeritus of the Company. Mr. Ackerman served as Chairman of the Board of the Company from 1991 to 1999 and served as President and Chief Executive Officer of the Company from 1990 until his retirement in 1993.

         JOYCE A. GODWIN, 57, is a resident of Albuquerque, New Mexico, and has been a director since May 1989. Ms. Godwin served as Vice President and Secretary of Presbyterian Healthcare Services of Albuquerque, New Mexico from 1979 until her retirement in December 1993. Ms. Godwin also served as Chairman and President of Southwest Business Ventures, Inc., a holding company for Presbyterian Healthcare Services' for-profit ventures from 1986 until her retirement in December 1993. Other directorships include: Charter Bank, Albuquerque, New Mexico.

         MANUEL LUJAN, JR., 73, is a resident of Albuquerque, New Mexico, and has been a director since April 1994. Mr. Lujan has been a consultant on United States governmental matters, focusing on western United States issues since 1993. Mr. Lujan served as United States Secretary of the Interior from 1989 to 1993 and served in the United States House of Representatives from 1969 to 1989. Mr. Lujan has been an insurance agent with Manuel Lujan Insurance, Inc. since 1948. Other directorships include: Bank 1st, Albuquerque, New Mexico, and SODAK Gaming, Inc., Albuquerque, New Mexico.

DIRECTORS WITH TERMS EXPIRING IN 2002

         BENJAMIN F. MONTOYA, 65, is a resident of Granite Bay, California, and has been a director since October 1993. Mr. Montoya served as President and Chief Executive Officer of the Company from August 1993 to June 1999, served as Chairman, President and CEO through March 2000, served as Chairman and CEO from March 2000 through June 2000, and served as Chairman of the Board from June 2000 through October 2000. He previously served as Senior Vice President and General Manager, Gas Supply Business Unit, Pacific Gas and Electric Company (1991-1993). Other directorships include: Wells Fargo Corporation (formerly Norwest Corporation) and Furr's Supermarkets, Inc.

         ROBERT M. PRICE, 70, is a resident of Edina, Minnesota, and has been a director since July 1992. Mr. Price has been President of PSV Inc., a technology consulting business located in Burnsville, Minnesota, since 1990. Between 1961 and 1990, Mr. Price served in various executive positions, including Chairman and Chief Executive Officer of Control Data Corporation, a mainframe computer manufacturer and business services provider. Other directorships include:
Tupperware Corporation, International Multifoods Corp., Fourth Shift Corporation, Affinity Technology Group, Inc. and Data Link Corp.

         JEFFRY E. STERBA, 46, is a resident of Albuquerque, New Mexico, and was elected to the Company's Board of Directors in March 2000, appointed President of the Company on January 26, 2000, with an effective date of March 6, 2000, became President and CEO on June 6, 2000, and was elected Chairman of the Board on October 1, 2000. Previously, Mr. Sterba served as Executive Vice President of USEC, Inc. from January 1999 to February 2000. Mr. Sterba was responsible for leading new initiatives in USEC's revenue development, market growth and business strategy. He oversaw USEC's corporate development, marketing and sales, international trade and information technology functions. USEC is engaged in the sale of uranium fuel enrichment services for commercial nuclear power plants. Before joining USEC in January 1999, Mr. Sterba was Executive Vice President and Chief Operating Officer of the Company, overseeing all of the Company's business units. During his 21 years at the Company, Mr. Sterba held various executive positions and was responsible for bulk power services, corporate strategy and asset restructuring, retail electric and water services, and electric business development and finance.

DIRECTORS WITH TERMS EXPIRING IN 2003

         ROBERT G. ARMSTRONG, 54, is a resident of Roswell, New Mexico, and has been a director since May 1991. Mr. Armstrong is the President of Armstrong Energy Corporation, Roswell, New Mexico, an oil and gas exploration and production company.

         THEODORE F. PATLOVICH, 73, is a resident of Albuquerque, New Mexico, and has been a director since June 2000. Mr. Patlovich is a businessman, entrepreneur, and teacher. He joined Loctite Corporation in 1956, serving in various executive positions including President of the Loctite Pacific Group from 1974 to 1975, President of Loctite-Japan from 1975 to 1983, Corporate Senior Vice President from 1985 to 1991 and served as Vice Chairman of the Board of Directors from 1985 until his retirement in 1991. Other directorships include: SVS, Inc., Fresnel Corporation, Reflexite Corporation, and American Home Furnishings.

         PAUL F. ROTH, 68, is a resident of Santa Fe, New Mexico, and has been a director since May 1991. Mr. Roth served as the President of the Dallas Chamber of Commerce, Dallas, Texas, from 1991 to 1992. Between 1956 and 1991, Mr. Roth served in various executive positions, including President of the Texas Division of Southwestern Bell Telephone Company, Dallas, Texas.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         The Securities Exchange Act of 1934 requires the Company's executive officers and directors to file certain reports of ownership and changes in ownership with the Securities and Exchange Commission. Based upon a review of reports filed with the SEC and written representations by persons required to report, all reports required to be filed pursuant to Section 16(a) of the Exchange Act with respect to 2000 reporting were filed on a timely basis, except Form 3 for the new Board member Mr. Theodore F. Patlovich and the year end Form 5 for Mr. John R. Loyack were filed late.

ITEM 11. EXECUTIVE COMPENSATION


                             EXECUTIVE COMPENSATION

                                                    SUMMARY COMPENSATION TABLE
                              ---------------------------------------------------------------------------------
                                                                                                  LONG-TERM
                                                                                                COMPENSATION
                                                                                               ----------------
                                                    ANNUAL COMPENSATION                            AWARDS
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 SECURITIES
NAME AND                                                                     OTHER ANNUAL        UNDERLYING         ALL OTHER
PRINCIPAL POSITION               YEAR         SALARY          BONUS         COMPENSATION(a)      OPTIONS(#)       COMPENSATION
----------------------------------------------------------------------------------------------------------------------------------
J. E. Sterba                    2000        $317,114  (b)   $241,200 (c)          --             325,000          $127,464  (d)
  Chairman, President           1999(e)           --              --              --                  --                --
  and Chief Executive           1998         256,849  (f)    117,161 (g)          --                 -0-  (h)        6,525  (i)
  Officer
----------------------------------------------------------------------------------------------------------------------------------
B. F. Montoya                   2000        $377,881  (b)   $150,000(j)           --             100,000          $129,961   (k)
  Chairman and Chief            1999         415,376         100,000(l)           --              45,000            19,153   (i)
  Executive Officer             1998         389,423          25,000(l)           --                 -0-  (h)       22,327   (i)
----------------------------------------------------------------------------------------------------------------------------------
R. J. Flynn                     2000        $234,808        $182,820(c)           --              65,000            $9,691   (i)
  Executive Vice President      1999         193,110          64,400(g)           --              16,000             5,555   (i)
  of Electric and Gas           1998         166,320          49,223(g)           --                 -0-  (h)        1,842   (i)
  Services
----------------------------------------------------------------------------------------------------------------------------------
M. H. Maerki                    2000        $217,393        $111,452(c)           --              49,000            $6,652   (i)
  Senior Vice President and     1999         188,732          55,200(g)           --              16,000             5,281   (i)
  Chief Financial Officer       1998         190,432  (f)     49,927(g)           --                 -0-  (h)        3,024   (i)
----------------------------------------------------------------------------------------------------------------------------------
P. T. Ortiz                     2000        $197,121         $78,982(c)           --              47,000           $10,651   (i)
  Senior Vice President,        1999         170,670          39,900(g)           --              16,000             3,446   (i)
  General Counsel and                                         75,000(m)           --
  Secretary                     1998         155,699          41,588(g)           --                 -0-  (h)          982   (i)
----------------------------------------------------------------------------------------------------------------------------------
W. J. Real                      2000        $219,233        $182,820(c)           --              67,000            $7,217   (i)
  Executive Vice President      1999         173,139          45,600(g)           --              16,000             3,752   (i)
  of Power Production and       1998         145,335          18,685(g)           --                 -0-  (h)          301   (i)
  Marketing
----------------------------------------------------------------------------------------------------------------------------------

(a)  Amounts are less than the established reporting thresholds.
(b) Salary for a partial year of service; Mr. Montoya retired October 13, 2000 and Mr. Sterba was hired March 1, 2000.
(c) Bonus paid in 2001 for 2000 performance according to an Officer Incentive Plan that was created to replace executive officer participation in the broad-based employee annual incentive program, Results Pay. The officer plan ties a portion of officer compensation to company-wide earnings per share, positive corporate total shareholder return in excess of the Philadelphia Utility Index, and individual performance.
(d) Relocation expense reimbursements plus amounts pursuant to a plan that provides executives with contribution benefits for earning more than IRS limits imposed for qualified plans.
(e)  Mr. Sterba was not employed by the Company during 1999.
(f) Amounts include sales of accrued vacation hours during 1998 and also reflect increases in base salaries.

(g) Incentives paid in 2000 and/or 1999 for prior year achievements under the broad-based employee annual incentive program, Results Pay. In addition, these amounts include any lump sum bonus granted for individual performance.
(h) Due to Performance Stock Plan amendments approved in 1998 that changed the timing of the grants, no grants were awarded with a 1998 effective date.
(i) Amounts are pursuant to a plan that provides executives with contribution benefits for earning more than IRS limits imposed for qualified plans.
(j)  Bonus paid in April 2001 for previous performance.
(k) Taxable gifts, unused vacation and flexible holiday pay upon retirement, plus amounts pursuant to a plan that provides executives with contribution benefits for earning more than IRS limits imposed for qualified plans.
(l) Bonus paid in February 2000 for 1999 performance. Bonus paid in June 1998 was for previous performance.
(m)  Bonus paid in March 2000 for previous performance.



--------------------------------------------------------------------------------
                              OPTION GRANTS IN 2000
--------------------------------------------------------------------------------

         Under the Company's Performance Stock Plan ("PSP"), non-qualified stock option grants were awarded to all executive officers, including Mr. Sterba, as well as other key employees. Annual grants for 2000 were approved and awarded in February 2000. Due to the December 31, 2000 expiration of the PSP and a delay in the effective date of the Omnibus Performance Equity Plan, a final grant was approved under the PSP and awarded in December 2000.


                       OPTION GRANTS IN FISCAL YEAR (2000)
------------------------------------------------------------------------------------------------------------------------
                                                            Individual Grants(1)
------------------------------------------------------------------------------------------------------------------------
                        Number of       Percent of
                        Securities     Total Options
                        Underlying       Granted to      Exercise or                             Grant Date
                          Options       Employees in      Base Price     Expiration                Present
NAME                     Granted(#)      Fiscal Year       ($/Share)         Date                Value ($) (2)
------------------------------------------------------------------------------------------------------------------------
R. J. Flynn                30,000           1.4%           $15.8125      02/07/2010            $112,200(2)(a)
                       -------------------------------------------------------------------------------------------------
                           35,000           1.7%           $24.3125      12/10/2010            $415,450(2)(b)
------------------------------------------------------------------------------------------------------------------------
M. H. Maerki               20,000           1.0%           $15.8125      02/07/2010             $74,800(2)(a)
                       -------------------------------------------------------------------------------------------------
                           29,000           1.4%           $24.3125      12/10/2010            $344,230(2)(b)
------------------------------------------------------------------------------------------------------------------------
B. F. Montoya(3)          100,000           4.8%           $15.8125      02/07/2010            $374,000(2)(a)
------------------------------------------------------------------------------------------------------------------------
P. T. Ortiz                20,000           1.0%           $15.8125      02/07/2010             $74,800(2)(a)
                       -------------------------------------------------------------------------------------------------
                           27,000           1.3%           $24.3125      12/10/2010            $320,490(2)(b)
------------------------------------------------------------------------------------------------------------------------
W. J. Real                 30,000           1.4%           $15.8125      02/07/2010            $112,200(2)(a)
                       -------------------------------------------------------------------------------------------------
                           37,000           1.8%           $24.3125      12/10/2010            $439,190(2)(b)
------------------------------------------------------------------------------------------------------------------------
J. E. Sterba              100,000           4.8%           $15.1250      03/06/2010            $351,000(2)(c)
                       -------------------------------------------------------------------------------------------------
                          100,000           4.8%           $16.1875      06/06/2010            $438,000(2)(d)
                       -------------------------------------------------------------------------------------------------
                          125,000           6.0%           $24.3125      12/10/2010          $1,483,750(2)(b)
------------------------------------------------------------------------------------------------------------------------


(1) The options shown in this table were granted in 2000 under the Company's Third Restated and Amended Public Service Company of New Mexico Performance Stock Plan.
(2) The grant date valuation was calculated using the Black-Scholes option pricing model:

     a. Assuming stock price volatility of 27.799%, a risk-free rate of return of 6.636% and an annual dividend yield of 5.06%. The weighted average grant date option fair value is $3.74.

     b. Assuming stock price volatility of 58.168%, a risk-free rate of return of 5.36% and an annual dividend yield of 3.29%. The weighted average grant date option fair value is $11.87.

     c. Assuming stock price volatility of 29.393%, a risk-free rate of return of 6.409% and an annual dividend yield of 5.29%. The weighted average grant date option fair value is $3.51.

     d. Assuming stock price volatility of 33.948%, a risk-free rate of return of 6.12% and an annual dividend yield of 4.94%. The weighted average grant date option fair value is $4.38.

(3) Mr. Montoya retired from the Company effective October 13, 2000; however, he will continue to serve as a member of the Board of Directors.



------------------------------------------------------------------------------------------------------------------------
                       AGGREGATED OPTION EXERCISES IN 2000
                         AND 2000 YEAR-END OPTION VALUES

                                                         ------------------------------- -------------------------------
                                                              NUMBER OF SECURITIES
                                                             UNDERLYING UNEXERCISED           VALUE OF UNEXERCISED
                                                                   OPTIONS AT               IN-THE-MONEY OPTIONS AT
                                                               DECEMBER 31, 2000              DECEMBER 31, 2000(a)
------------------------------------------------------------------------------------------------------------------------
                        SHARES ACQUIRED       VALUE
NAME                     ON EXERCISE      REALIZED(d)    EXERCISABLE    UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
------------------------------------------------------------------------------------------------------------------------
R. J. Flynn                    -                -               19,733           81,000      $116,572          $586,750
M. H. Maerki                   -                -               33,223           65,000      $243,884          $457,750
B. F. Montoya(b)           166,896(c)      $1,282,364(c)-      165,902              -0-    $1,625,857               -0-
P. T. Ortiz                    -                -               68,672           63,000      $754,109          $452,250
W. J. Real                     -                -               30,035           83,000      $216,693          $592,250
J. E. Sterba                   -                                   -0-          325,000           -0-        $2,625,000
------------------------------------------------------------------------------------------------------------------------

(a) Value equals the year-end stock price ($27.0625) minus the exercise price, times the number of shares underlying the option. "In-the-Money" means that the year-end stock price was greater than the exercise price of the option.
(b)  Mr. Montoya retired effective October 13, 2000.
(c) Of these amounts 91,332 shares and $760,989 in value were realized after Mr. Montoya's retirement date of October 13, 2000.
(d) Value of shares exercised is the market value of the shares on the exercise date minus the exercise price.

RETIREMENT PLAN AND RELATED MATTERS

         In December 1996, the Board of Directors approved changes to the Company defined benefit plan ("Retirement Plan") and implementation of matching and non-matching contributions to the 401(k) defined contribution plan effective January 1, 1998. The Company contributions to the 401(k) plan consist of a three percent non-matching contribution, and a 75 percent match on the first six percent contributed by the employee on a before-tax basis.

         Through December 31, 1997, the Retirement Plan covered employees who had at least one year of service and had attained the age of 21. Vesting occurred after five years of service. Directors who were not employees did not participate in the Retirement Plan. The Company made no contribution in 2000 to the Retirement Plan for plan year 1999, as the Retirement Plan was adequately funded and frozen effective December 31, 1997.

         Salaries used in Retirement Plan benefit calculations were frozen as of December 31, 1997. Additional credited service can be accrued under the Retirement Plan up to a limit determined by age and years of service. The Company made contributions in 1998 to the Retirement Plan for plan year 1997 in the amount of $185,000. The amount of any contribution with respect to any one person cannot be determined. The contribution amount is actuarially determined based upon the number of Plan participants, the participants' age, salary, and years of service.

         The following table illustrates the annual benefits that would be provided under the Retirement Plan to employees who retire at the indicated compensation and year of service levels and who elect to receive the benefits, which are calculated on a straight-life annuity basis, over their remaining lives. Vesting of accrued benefits would also occur in the event of a change in control of the Company. Benefits shown are maximum annual benefits payable at age 65 to participants who retire at age 65. The table is based on the Retirement Plan. The amounts shown in the table are not subject to any deduction for Social Security benefits or other offset amounts.

----------------------------------------------------------------------------------------------------------------------

                               PENSION PLAN TABLE
----------------------------------------------------------------------------------------------------------------------
  AVERAGE OF
HIGHEST ANNUAL
  BASE SALARY                                         CREDITED YEARS OF SERVICE
     FOR 3
  CONSECUTIVE    -----------------------------------------------------------------------------------------------------
   YEARS(a)          5(b)           10             15             20            25             30          32 1/2(c)
----------------------------------------------------------------------------------------------------------------------
   $100,000         $10,000       $20,000       $ 30,000      $ 40,000       $ 50,000      $ 60,000       $ 65,000
   $150,000          15,000        30,000         45,000        60,000         75,000        90,000         97,500
   $200,000          20,000        40,000         60,000        80,000        100,000       120,000        130,000
   $250,000          25,000        50,000         75,000       100,000        125,000       150,000        162,500
   $300,000          30,000        60,000         90,000       120,000        150,000       180,000        195,000
   $350.000          35,000        70,000        105,000       140,000        175,000       210,000        227,500
   $400,000          40,000        80,000        120,000       160,000        200,000       240,000        260,000
   $450,000          45,000        90,000        135,000       180,000        225,000       270,000        292,500
----------------------------------------------------------------------------------------------------------------------

(a) For these purposes, compensation consists of base salaries and includes any amount voluntarily deferred under the Company's Master Employee Savings Plan. Generally, compensation for these purposes does not include bonuses, payments for accrued vacation, or overtime pay.
(b) Although years of service begin accumulating from the date of employment, vesting occurs after five years of service.
(c) The maximum number of years generally taken into account for purposes of calculating benefits under the non-contributory defined benefit plan. Under limited circumstances, an employee working beyond age 62 could earn an additional 3% retirement benefit.

         Credited years of service, which can be used to calculate benefits as shown in the above table, have been accumulated by executive officers under the Retirement Plan, the Accelerated Management Performance Plan discussed below and the supplemental employee retirement arrangements discussed below. Credited years of service computed as of December 31, 2000, are as follows: Mr. Montoya, 11 years; Mr. Sterba, 23.9 years; Mr. Flynn, 6 years; Mr. Maerki, 28.5 years; Mr. Ortiz, 10.25 years; and Mr. Real, 22.33 years. The executive officers' remuneration that would be used to calculate benefits is determined by reference to the Retirement Plan and the supplemental employee retirement arrangements discussed below. As of December 31, 2000, the remuneration used to calculate benefits was as follows: Mr. Montoya, $373,336; Mr. Sterba, $167,412; Mr. Flynn, $161,163; Mr. Maerki,
$170,900; Mr. Ortiz, $138,332; and Mr. Real, $135,000. The remunerator used by the plan was frozen as of December 31, 1997.

         Under Section 401(a)(17) of the Code there is a limitation on the amount of compensation that can be considered in determining retirement benefits under qualified retirement plans. In June 1998, the Board of Directors approved a plan to give executives with earnings in excess of the Code Section 401(a)(17) limitation ($170,000 for 2000) an opportunity to more fully participate in the Company's 401(k) plan and enable them to receive the 3% company contribution and a 75 cent on the dollar match for the first 6% contributed by the employee for eligible earnings in excess of the compensation limitation. The plan also permits executives to contribute amounts in excess of the Code Section 402(g) limitations on elective deferrals. Nine executive officers participated in the executive savings plan in 2000.

         In January 1981, the Board of Directors approved a non-qualified executive benefit program for a group of management employees. The Accelerated Management Performance Plan, or AMPP, was intended to attract, motivate and retain key management employees. Mr. Maerki and certain other key management employees are eligible to participate in one or more of the plans in the program. Under the program, as originally adopted, key management employees had the opportunity to earn additional credit for years of service toward retirement. The AMPP, as amended and restated, phased out the accumulation of additional credits by January 1, 1990. In addition, the amended and restated plan includes a provision that allows key management employees who have not attained the maximum credits for years of service to receive a reduced benefit from the plan upon accepting early retirement. Monthly benefits received pursuant to the AMPP are offset by monthly benefits received pursuant to the Retirement Plan.

         As approved by the Board of Directors in 1989, a supplemental employee retirement agreement was entered into with Mr. Maerki. Under the agreement, Mr. Maerki's retirement benefits will be computed as if he had been an employee of the Company since February 15, 1974.

         As approved by the Board of Directors in 2000, supplemental employee retirement agreements were entered into with Mr. Sterba and Mr. Ortiz. Under the terms of the agreement with Mr. Sterba, he will earn additional years of credited service so that, if he remains employed by the Company until February 28, 2005, he will be credited with 30 years of service. Mr. Sterba's agreement also provides that, until February 28, 2005, his eligibility for retiree medical benefits will be determined as if he attained 20 years of credited service with the Company at age 45. Under the terms of the agreement with Mr. Ortiz, he will earn additional years of credited service so that, if he remains employed by the Company until January 1, 2010, he will be credited with 30 years of service. This agreement also provides that, until Mr. Ortiz reaches the age of 55, his eligibility for retiree medical benefits will be determined as if he had attained 20 years of credited service with the Company at age 45.

         Under the terms of employment agreements with Mr. Montoya, he is receiving supplemental retirement benefits computed as if he had been an employee of the Company since August 1, 1990.

         The Board of Directors has approved the establishment of an irrevocable grantor trust, under provisions of the Internal Revenue Code, generally in connection with the AMPP and the supplemental retirement arrangements with Mr. Montoya, Mr. Sterba, Mr. Ortiz, Mr. Maerki, and certain former executive officers. The Company may, but is not obligated to, provide funds to the trust, which was established with an independent trustee, to aid in meeting its obligations under those arrangements. Funds in the amount of $12.7 million have been provided to the trust since 1989. Distributions have been made from the trust since 1989. No additional funds have been provided to the trust. In connection with amendments to the Executive Retention Plan discussed below, the executive savings program and supplemental retirement arrangements would be required to be funded through the trust upon a change in control of the Company.

DIRECTOR COMPENSATION

         Of the Company's current Board members, only one, Mr. Sterba, is a salaried employee. Mr. Sterba receives no compensation for serving on the Board or its committees. Board members who are not salaried employees of the Company receive compensation for Board service, which currently includes:

ANNUAL RETAINER:                    $20,000

ATTENDANCE FEES:                    $750 per Board meeting
                                    $500 for each Board committee meeting

COMMITTEE CHAIRS:                   $200 for each Board committee meeting
                                     (in addition to attendance fees)

         Under the Company's Director Retainer Plan, approved by shareholders in 1996, directors may choose to receive their annual retainer in the form of cash, restricted stock or stock options. The restrictions on the restricted stock generally lapse one-third each year following the year of the grant. The options generally vest (become exercisable) on the date of the next annual meeting and allow the director to purchase 2,000 shares of common stock. The exercise price of the option is equal to the fair market value of the common stock on the date of grant less the annual retainer divided by 2,000, subject to a minimum exercise price.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT
AND CHANGE IN CONTROL ARRANGEMENTS

         The Company Board of Directors adopted the Executive Retention Plan, or the Retention Plan, effective January 1, 1992. The Retention Plan covers executive officers and other key employees designated by the Board. The Retention Plan provides certain severance benefits should the employee be terminated from the Company as a result of a change in control of the Company, and the employee is not immediately re-employed by the successor company, if that termination is (a) for reasons other than cause, or (b) by the employee due to constructive termination. The severance benefits include: (i) lump sum severance equal to 2.5 times current base compensation for executive officers;
(ii) reimbursement of reasonable legal fees and expenses incurred as a result of termination of employment; (iii) certain insurance benefits that are substantially similar to those received by the employee immediately prior to termination of employment; (iv) certain other amounts; and (v) if an employee receives any payment due to a change in control that is subject to the excise tax provided in Section 4999 of the Code, then the Company will reimburse the employee in an amount equal to that which places the employee in the same after-tax position as if no excise tax had been imposed. The Retention Plan was effective for an initial term through December 31, 1992, and is to continue in effect until terminated by the Board. The Retention Plan is also subject to automatic extension, or revival if it has been terminated, for certain events relating to potential changes in control.

         The Company also has a non-union severance pay plan that covers non-union employees, including executives, who are terminated due to the elimination of their positions. Executives are eligible, upon signing a release agreement, for a lump sum payment equal to one year of base salary and reimbursement for placement assistance expenses incurred during the year after being terminated up to 5% of base salary. Executives are also eligible for regular severance pay in the amount of two months of base salary plus one additional week of base salary for each year of service, continuation of certain insurances, and health care benefits for up to 12 months. Severance benefits shall not exceed the equivalent of twice the participant's annual compensation. If an employee is to receive benefits under the Retention Plan, severance benefits are not available to that employee under the non-union severance pay plan.

         Certain other plans in which the named executive officers participate contain provisions that are triggered by a change in control of the Company. These include the Performance Stock Plan, under which immediate vesting of stock options occurs upon a change in control, and the PNM Resources, Inc. Omnibus Performance Equity Plan, which provides for immediate vesting upon eligible termination due to a change in control.

         The terms of the change in control provisions are similar among the plans but do have some variations. The Board of Directors is considering whether a uniform definition of "change in control" should be adopted to apply to all plans.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       THE COMPANY COMMON STOCK OWNED BY EXECUTIVE OFFICERS AND DIRECTORS
                              (AS OF APRIL 1, 2001)

----------------------------------------------------------------------------------------------------------------------
                                                  AMOUNT AND NATURE OF SHARES BENEFICIALLY OWNED(a)
----------------------------------------------------------------------------------------------------------------------
                                       AGGREGATE NO.              RIGHT TO ACQUIRE             PERCENT OF SHARES
             NAME                    OF SHARES HELD(b)            WITHIN 60 DAYS(c)           BENEFICIALLY OWNED
----------------------------------------------------------------------------------------------------------------------
John T. Ackerman                           10,935                          -0-                         *
----------------------------------------------------------------------------------------------------------------------
Robert G. Armstrong                         4,394                        7,000                         *
----------------------------------------------------------------------------------------------------------------------
Roger J. Flynn                              1,000                       19,733                         *
----------------------------------------------------------------------------------------------------------------------
Joyce A. Godwin                             3,778                        7,000                         *
----------------------------------------------------------------------------------------------------------------------
Manuel Lujan, Jr.                           5,291                          -0-                         *
----------------------------------------------------------------------------------------------------------------------
Max H. Maerki                               1,319                       33,223                         *
----------------------------------------------------------------------------------------------------------------------
Benjamin F. Montoya                         5,746                      165,902                         *
----------------------------------------------------------------------------------------------------------------------
Patrick T. Ortiz                              862                       68,672                         *
----------------------------------------------------------------------------------------------------------------------
Theodore F. Patlovich                       2,000                          -0-                         *
----------------------------------------------------------------------------------------------------------------------
Robert M. Price                             3,000                        7,000                         *
----------------------------------------------------------------------------------------------------------------------
William J. Real                             1,102                       30,035                         *
----------------------------------------------------------------------------------------------------------------------
Paul F. Roth                                5,378                          -0-                         *
----------------------------------------------------------------------------------------------------------------------
Jeffry E. Sterba                            1,640                          -0-                         *
----------------------------------------------------------------------------------------------------------------------
Directors and
Executive Officers                         47,963                      409,049                       1.04%
as a Group (18)
----------------------------------------------------------------------------------------------------------------------

(a) Beneficial ownership means the sole or shared power to vote, or to direct the voting of, a security and/or investment power with respect to a security.
(b) Shares held in the individual's name, individually or jointly with others, or in the name of a bank, broker or nominee for the individual's account.
(c) The number of shares directors and executive officers have a right to acquire through stock option exercises within 60 days after April 1, 2001.

*Less than 1% of the Company's outstanding shares of common stock.

        PERSONS OWNING MORE THAN FIVE PERCENT OF THE COMPANY COMMON STOCK
                             (AS OF APRIL 30, 2001)

----------------------------------------------------------------------------------------------------------------------
                                                  VOTING                 DISPOSITIVE
                                                AUTHORITY                 AUTHORITY                         PERCENT
                                         ---------------------------------------------------    TOTAL         OF
NAME AND ADDRESS                            SOLE        SHARED        SOLE        SHARED       AMOUNT        CLASS
----------------------------------------------------------------------------------------------------------------------
Cascade Investment, LLC
     2365 Carillon Point                      0        2,344,500        0        2,344,500    2,344,500      6.00%
     Kirkland Washington 98033
----------------------------------------------------------------------------------------------------------------------
Prudential Insurance Company(a)
     751 Broad Street                      165,900     2,688,018     165,900     2,695,818    2,861,718      7.32%
     Newark, New Jersey  0702-3777
----------------------------------------------------------------------------------------------------------------------

(a) Jennison Associates, L.L.C., 466 Lexington Avenue, New York, New York 10017, filed a Form 13G with the SEC on February 14, 2001 indicating that shares it holds may be included in shares reported by Prudential Insurance Company.

         The information provided above is based on reports filed with the Securities and Exchange Commission. The Company makes no representation as to the accuracy or completeness of such information. These are the only persons known to the Company, as of April 30, 2001, to be the beneficial owners of more than 5% of the Company's common stock.

         The previously announced transaction in which the Company proposes to acquire the electric utility operations of Western Resources, Inc. in a stock for stock transaction will result in a change in control of the Company under the terms of various Company plans upon consummation. Although the Company is the acquiror in the transaction, the shareholders of Western Resources, Inc. would hold a majority of the common shares of the ultimate holding company at consummation.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                   ON FORM 8-K

       (a) - 1.    See Index to Financial Statements under Item 8.

       (a) - 2. Financial Statement Schedules for the years 2000, 1999, and 1998 are omitted for the reason that they are not required or the information is otherwise supplied.

       (a) - 3-A.  Exhibits Incorporated By Reference:

           The Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation S-K section 10, paragraph (d) by reference to the filings set forth below:


EXHIBIT NO.                   DESCRIPTION OF EXHIBIT                     FILED AS EXHIBIT:             FILE NO:
-----------                   ----------------------                     -----------------             --------
PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION

2.1              Agreement and Plan of Restructuring and         99.1 filed with the Company's          1-6986
                 Merger, dated as of November 8, 2000            Form 8-K dated November 17, 2000.
                 among Western Resources, Inc., Public
                 Service Company of New Mexico, HVOLT
                 Enterprises, Inc., HVK, Inc. and HVNM, Inc.



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

3.2              By-laws of Public Service Company of            3.2 to Annual Report of the            1-6986
                 New Mexico With All Amendments to               Registrant on Form 10-K for the
                 and including February 8, 2000                  fiscal year ended
                                                                 December 31, 1999

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

4.2             Portions of sixteen supplemental                 4-(e) to Registration Statement       2-99990
                Indentures to the Indenture of Mortgage and      No. 2-99990 of the Company.
                Deed of Trust dated as of June 1, 1947,
                between the Company and The Bank of New York
                (formerly Irving Trust Company), as Trustee,
                relevant to the declaration or payment of
                dividends or the making of other distributions
                on or the purchase by the Company of shares of
                the Company's Common Stock.




EXHIBIT NO.                   DESCRIPTION OF EXHIBIT                     FILED AS EXHIBIT:             FILE NO:
-----------                   ----------------------                     -----------------             --------
4.3            Fifty-third Supplemental Indenture,               4.3 to the Company's Quarterly         1-6986
               dated as of March 11, 1998, supplemental to       Report on Form 10-Q for the
               Indenture of Mortgage and Deed of Trust,          quarter ended March 31, 1998.
               dated as of June 1, 1947, between the
               Company and The Bank of New York
               (formerly Irving Trust Company), as trustee.

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
               Manhattan Bank, as Trustee.

4.6            Second Supplemental Indenture, dated              4.6 to the Company's Quarterly          1-6986
               as of March 11, 1998, supplemental to             Report on Form 10-Q for the quarter
               Indenture, dated as of March 11, 1998,            ended March 31, 1998.
               Between the Company and The Chase
               Manhattan Bank, as Trustee.

4.6.1          Third Supplement, dated as of October 1,          4.6.1 to Annual Report of the           1-6986
               1999 to Indenture dated as of March 11,           Registrant on Form 10-K for
               1998, between Public Service Company of           the fiscal year ended December 31,
               New Mexico and The Chase Manhattan Bank,          1999.
               as Trustee

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



EXHIBIT NO.                   DESCRIPTION OF EXHIBIT                     FILED AS EXHIBIT:             FILE NO:
-----------                   ----------------------                     -----------------             --------
MATERIAL CONTRACTS

10.1           Supplemental Indenture of Lease dated as          4-D to Registration Statement No.      2-26116
               of July 19, 1966 between the Company and other    2-26116 of the Company.
               participants in the Four Corners Project
               and the Navajo Indian Tribal Council.

10.1.1         Amendment and Supplement No. 1 to                 10.1.1 to Annual Report of the          1-6986
               Supplemental and Additional Indenture             Registrant on Form 10-K for fiscal
               of Lease dated April 25, 1985 between             year ended December 31, 1995.
               the Navajo Tribe of Indians and Arizona
               Public Service Company, El Paso Electric
               Company, Public Service Company of
               New Mexico, Salt River Project
               Agricultural Improvement and Power
               District, Southern California Edison
               Company, and Tucson Electric Power
               Company (refiled).

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

10.8           Arizona Nuclear Power Project                     5-T to Registration Statement No.      2-50338
               Participation Agreement among the                 2-50338 of the Company.
               Company and Arizona Public Service
               Company, Salt River Project Agricultural
               Improvement and Power District, Tucson
               Gas & Electric Company and El Paso
               Electric Company, dated August 23, 1973.




EXHIBIT NO.                   DESCRIPTION OF EXHIBIT                     FILED AS EXHIBIT:             FILE NO:
-----------                   ----------------------                     -----------------             --------
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

10.8.3         Amendment No. 8 effective September 12, 1983,     10.58 to Annual Report of the          1-6986
               to  the Arizona Nuclear Power                     Registrant on Form 10-K for
               Project Participation Agreement (refiled).        fiscal year ended December 31,
                                                                 1993.

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

10.8.9         Amendment No. 14 to the Arizona Nuclear Power     10.8.9 to the Company's Annual         1-6986
               Project Participation Agreement effective June    Report on the Form 10-K for the
               20, 2000.                                         fiscal year ended December 31,
                                                                 2000.

10.9           Coal Sales Agreement executed August 18, 1980     10.9 to Annual Report of the           1-6986
               among San Juan Coal Company,                      Registrant on Form 10-K for
               the Company and Tucson Electric                   fiscal year ended December 31,
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
               Power Company.

10.9.6         Amendment No. Nine to Coal Sales                  10.9.6 to Annual Report of the         1-6986
               Agreement, dated as of December 31, 1995,         Registrant on Form 10-K for
               among San Juan Coal Company, the Company          fiscal year ended December 31,
               and Tucson Electric Power Company.                1996.


10.9.7         Underground Letter Agreement dated August 31,     10.9.7 to the Company's Annual         1-6986
               2000, among San Juan Coal Company, San Juan       Report on the Form 10-K for the
               Transportation Company, the Company, and Tucson   fiscal year ended December 31,
               Electric Power Company.                           2000 (confidentiality treatment
                                                                 was requested as to portions of
                                                                 this exhibit, and such portions
                                                                 were omitted from the exhibit
                                                                 filed and were filed separately
                                                                 with the Securities and Exchange
                                                                 Commission).

10.11          San Juan Unit 4 Early Purchase and                10.11 to the Company's Quarterly       1-6986
               Participation Agreement dated as of               Report on Form 10-Q for the
               September 26, 1983 between the                    quarter ended March 31, 1994.
               Company and M-S-R Public Power
               Agency, and Modification No. 2 to the
               San Juan Project Agreements dated
               December 31, 1983 (refiled).




EXHIBIT NO.                   DESCRIPTION OF EXHIBIT                     FILED AS EXHIBIT:             FILE NO:
-----------                   ----------------------                     -----------------             --------
10.11.1        Amendment No. 1 to the Early Purchase             10.11.1 to Annual Report of the        1-6986
               and Participation Agreement between               Registrant on Form 10-K for
               Public Service Company of New Mexico              fiscal year ended December 31,
               and M-S-R Public Power Agency,                    1997.
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
               as of December 31, 1981 (refiled).

10.16          Interconnection Agreement dated                   10.16 to Annual Report of the          1-6986
               November 23, 1982, between the                    Registrant on Form 10-K for
               Company and Southwestern Public                   fiscal year ended December 31,
               Service Company (refiled).                        1992.



EXHIBIT NO.                   DESCRIPTION OF EXHIBIT                     FILED AS EXHIBIT:             FILE NO:
-----------                   ----------------------                     -----------------             --------
10.18*         Facility Lease dated as of December 16,           10.18 to Annual Report of the          1-6986
               1985 between The First National Bank              Registrant on Form 10-K for
               of Boston, as Owner Trustee, and Public           fiscal year ended December 31,
               Service Company of New Mexico                     1995.
               together with Amendments No. 1, 2 and 3
               thereto (refiled).

10.18.4*       Amendment No. 4 dated as of March 8,              10.18.4  to the Company's              1-6986
               1995, to Facility Lease between Public            Quarter Report on Form
               Service Company of New Mexico and                 10-Q for the quarter ended March
               the First National Bank of Boston, dated          31, 1995.
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

10.20.2        Amendment No. 2 dated as of April 10, 1987 to     10.20.2 to Annual Report of the        1-6986
               Facility Lease dated as of August 12, 1986, as    Registrant on Form 10-K for
               amended, between The First National Bank of       fiscal year ended December 31,
               Boston, not in its individual capacity, but       1998.
               solely as Owner Trustee under a Trust Agreement,
               dated as of August 12, 1986, with MFS Leasing
               Corp., Lessor and Public Service Company of New
               Mexico, Lessee (refiled)

10.20.3        Amendment No. 3 dated as of March 8,              10.20.3  to the Company's              1-6986
               1995, to Facility Lease between Public            Quarterly Report on Form
               Service Company of New Mexico and                 10-Q for the quarter ended March
               the First National Bank of Boston,                31, 1995.
               dated as of August 12, 1986.



EXHIBIT NO.                   DESCRIPTION OF EXHIBIT                     FILED AS EXHIBIT:             FILE NO:
-----------                   ----------------------                     -----------------             --------
10.21          Facility Lease dated as of December 15,           10.21 to Annual Report of the          1-6986
               1986, between The First National Bank             Registrant on Form 10-K for
               of Boston, as Owner Trustee, and Public           fiscal year ended December 31,
               Service Company of New Mexico (Unit 1             1996.
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

10.23.1**      First Amendment to Restated and Amended Public    10.23.1 to Annual Report of the        1-6986
               Service Company of New Mexico Accelerated         Registrant on Form 10-K for
               Management Performance Plan (1988)                fiscal year ended December 31,
               (August 30, 1988) (refiled).                      1998.

10.23.2**      Second Amendment to Restated and Amended Public   10.23.2 to Annual Report of the        1-6986
               Service Company of New Mexico Accelerated         Registrant on Form 10-K for
               Management Performance Plan (1988) (December 29,  fiscal year ended December 31,
               1989) (refiled).                                  1998.

10.23.4**      Fourth Amendment to the Restated and Amended      10.23.4 to the Company's               1-6986
               Public Service Company of New Mexico              Quarterly Report on Form 10-Q
               Accelerated  Management Performance Plan,         for the quarter ended March 31,
               as amended effective December 7, 1998             1999.

10.24**        Management Life Insurance Plan (July              10.24 to Annual Report of the          1-6986
               1985) of the Company (refiled).                   Registrant on Form 10-K for
                                                                 fiscal year ended December 31,
                                                                 1995.

10.25.1**      Second Restated and Amended Public                10.25.1 to Annual Report for the       1-6986
               Service Company of New Mexico                     Registrant on Form 10-K for
               Executive Medical Plan as amended on              fiscal year ended December 31,
               December 28, 1995.                                1997.




EXHIBIT NO.                   DESCRIPTION OF EXHIBIT                     FILED AS EXHIBIT:             FILE NO:
-----------                   ----------------------                     -----------------             --------
10.27          Amendment No. 2 dated as of April 10,             10.53 to Annual Report of the          1-6986
               1987, to the Facility Lease dated as of           Registrant on Form 10-K for
               August 12, 1986, between The First                fiscal year ended December 31,
               National Bank of Boston, as Owner                 1987.
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

10.32.1**      First Amendment to the Supplemental               10.32.1 to the Company's               1-6986
               Employee Retirement Agreement for Max H.          Quarterly Report on Form 10-Q
               Maerki, as amended effective August 10, 1998.     for the quarter ended September
                                                                 30, 1998.

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

10.34          Settlement Agreement between Public               10.34 to the Company's                 1-6986
               Service Company of New Mexico and                 Quarterly Report on Form 10-Q
               Creditors of Meadows Resources, Inc.              for quarter ended June 30, 2000.
               dated November 2, 1989 (refiled).

10.34.1        First amendment dated April 24, 1992 to           10.34.1 to the Company's Quarterly
               1-6986 the Settlement Agreement dated             Report on Form 10-Q for the quarter
               November 2, 1989 among Public Service             ended June 30, 2000.
               Company of New Mexico, the lender
               parties thereto and collateral agent
               (refiled).

10.35          Amendment dated April 11, 1991 among              19.1 to the Company's Quarterly        1-6986
               Public Service Company of New Mexico,             Report on Form 10-Q for the
               certain banks and Chemical Bank and               quarter ended September 30, 1991.
               Citibank, N.A., as agents for the banks.




EXHIBIT NO.                   DESCRIPTION OF EXHIBIT                     FILED AS EXHIBIT:             FILE NO:
-----------                   ----------------------                     -----------------             --------
10.36          San Juan Unit 4 Purchase and                      19.2 to the Company's Quarterly        1-6986
               Participation Agreement Public Service            Report on Form 10-Q for the
               Company of New Mexico and the City of             quarter ended March 31, 1991.
               Anaheim, California dated April 26, 1991.

10.36.1        Amendment No. 1 to the San Juan Unit              10.36.1 to Annual Report of            1-6986
               4 Purchase and Participation Agreement            the Registrant on Form 10-K for
               between Public Service Company of New             fiscal year ended December 31, 1999.
               Mexico and The City of Anaheim,
               California, dated October 27, 1999

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

10.42          Stipulation in the matter of the application of   10.42 to Annual Report of the          1-6986
               Gas Company of New Mexico for an order            Registrant on Form 10-K for
               authorizing recovery of MDL costs through Rate    fiscal year ended December 31,
               Rider Number 8.                                   1992.


EXHIBIT NO.                   DESCRIPTION OF EXHIBIT                     FILED AS EXHIBIT:             FILE NO:
-----------                   ----------------------                     -----------------             --------
10.43**        2001 Officer Incentive Plan effective             10.43 to the Company's Annual          1-6986
               January 1, 2001                                   Report on the Form 10-K for the
                                                                 fiscal year ended December 31,
                                                                 2000.

10.44.2**      Second Restated and Amended Non-Union             10.44.2 to the Company's               1-6986
               Severance Pay Plan of Public Service              Quarterly Report on Form 10-Q
               Company of New Mexico dated August 1, 1999        for the quarter ended
                                                                 September 30, 1999.

10.45**        Second Amendment to the Public Service            10.45 to the Company's Quarterly       1-6986
               Company of New Mexico Service Bonus Plan, as      Report on Form 10-Q for
               amended  the effective December 7, 1998           quarter ended March 31, 1999.

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

10.47.6**      Second Amendment to the Pension Service           10.47.6 to the Company's               1-6986
               Adjustment Agreement for Benjamin F. Montoya,     Quarterly Report on Form 10-Q
               as amended effective December 7, 1998             for the quarter ended March 31,
                                                                 1999.

10.48**        Public Service Company of New Mexico              10.4 to the Company's Quarterly        1-6986
               OBRA `93 Retirement Plan.                         Report on Form 10-Q for the
                                                                 quarter ended September 30, 1993.

10.48.1**      First Amendment to the Public Service             10.48.1 to the Company's               1-6986
               Company of New Mexico OBRA '93 Retirement         Quarterly Report on Form 10-Q
               Plan, as amended effective December 7, 1998       for the quarter ended March 31,
                                                                 1999.




EXHIBIT NO.                   DESCRIPTION OF EXHIBIT                     FILED AS EXHIBIT:             FILE NO:
-----------                   ----------------------                     -----------------             --------
10.49**        Employment Contract By and Between                10.49 to Annual Report of the          1-6986
               Public Service Company of New Mexico and          Registrant on Form 10-K for
               Roger J. Flynn.                                   fiscal year ended December 31,
                                                                 1994.

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

10.53          January 12, 1994 Stipulation.                     10.53 to Annual Report of the          1-6986
                                                                 Registrant on Form 10-K for
                                                                 fiscal year ended December 31,
                                                                 1993.

10.54.1**      Health Care and Retirement Benefit                10.54.1 to the Company's               1-6986
               Agreement By and Between the Public               Quarterly Report on Form 10-Q
               Service Company of New Mexico and                 for the quarter ended March 31,
               John T. Ackerman dated February 1, 1994.          1994.

10.56.1        Amended and Restated Receivables Purchase         10.56.1 to the Company's               1-6986
               Agreement dated May 20, 1996, between Public      Quarterly Report on Form 10-Q
               Service Company of New Mexico, Citibank           for the quarter ended June 30,
               and  Citicorp North America, Inc. and Amended.    1996
               Restated Collection Agent Agreement dated
               May 20, 1996, between Public Service Company
               of New Mexico, Corporate Receivables Corporation
               and Citibank, N.A.

10.59*         Amended and Restated Lease dated as of            10.59 to Annual Report of the          1-6986
               September 1, 1993, between The First              Registrant on Form 10-K for
               National Bank of Boston, Lessor, and              fiscal year ended December 31,
               the Company, Lessee (EIP Lease).                  1993.

10.61          Participation Agreement dated as of June 30,      10.61 to Annual Report of the          1-6986
               1983 among Security Trust Company, as Trustee,    Registrant on Form 10-K for
               the Company, Tucson Electric Power Company and    fiscal year ended December 31,
               certain financial institutions relating to the    1993.
               San Juan Coal Trust (refiled).



EXHIBIT NO.                   DESCRIPTION OF EXHIBIT                     FILED AS EXHIBIT:             FILE NO:
-----------                   ----------------------                     -----------------             --------
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
               trust fund (refiled).

10.68          Master Decommissioning Trust Agreement for Palo   10.68 to the Company's Quarterly       1-6986
               Verde Nuclear Generating Station dated March 15,  Report on Form 10-Q for the
               1996, between Public Service Company of New       quarter ended March 31, 1996.
               Mexico and Mellon Bank, N.A.

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


EXHIBIT NO.                   DESCRIPTION OF EXHIBIT                     FILED AS EXHIBIT:             FILE NO:
-----------                   ----------------------                     -----------------             --------
10.73          Refunding Agreement No. 8A, dated as              10.73 to the Company's Quarterly       1-6986
               of December 23, 1997, among the                   Report on Form 10-Q for the
               Company, the Owner Participant Named Therein,     quarter ended March 31, 1998.
               State Street Bank and Trust Company, as Owner
               Trustee, The Chase Manhattan Bank, as Indenture
               Trustee, and First PV Funding Corporation.

10.74**        Third Restated and Amended Public                 10.74 to the Company's Quarterly       1-6986
               Service Company of New Mexico Performance         Report on Form 10-Q for the
               Stock Plan effective March 10, 1998.              quarter ended March 31, 1998.

10.74.1**      First Amendment to the Third Restated             10.74.1 to the Company's               1-6986
               and Amended Public Service Company                Quarterly Report on Form
               of New Mexico Performance Stock Plan              10-Q for the quarter ended
               Dated February 7, 2000                            March 31, 2000.

10.74.2**      Second Amendment to the Third Restated and        10.74.2 to the Company's Annual        1-6986
               Amended Public Service Company of New Mexico      Report on the Form 10-K for the
               Performance Stock Plan, effective December 7,     fiscal year ended December 31,
               1998.                                             2000.

10.74.3**      Third Amendment to the Third Restated and         10.74.3 to the Company's Annual        1-6986
               Amended Public Service Company of New Mexico      Report on the Form 10-K for the
               Performance Stock Plan, effective December 10,    fiscal year ended December 31,
               2000.                                             2000.

10.75**        Executive Savings Plan effective July 1, 1998.    10.75 to the Company's Quarterly
                                                                 Report on Form 10-Q for the
                                                                 quarter ended June 30, 1998.

10.76          PVNGS Capital Trust--Variable Rate                10.76 to the Company's Quarterly       1-6986
               Trust Notes--PVNGS Note Agreement                 Report on Form 10-Q for the
               dated as of July 31, 1998.                        quarter ended September 30, 1998.




EXHIBIT NO.                   DESCRIPTION OF EXHIBIT                     FILED AS EXHIBIT:             FILE NO:
-----------                   ----------------------                     -----------------             --------
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

10.78.1        Stipulation in the matter of the Commission's     10.78.1 to the Company's               1-6986
               investigation of the rates for electric service   Quarterly Report on Form 10-Q
               of Public Service Company of New Mexico, Rate     for the quarter ended September 30,
               Case No. 2761, dated May 27, 1999                 1999.

10.79          Asset Sale Agreement between Tri-State            10.79 to the Company's Quarterly       1-6986
               Generation and Transmission Association, Inc., a  Report on Form 10-Q for the
               Colorado Cooperative Association and Public       quarter ended September 30, 1999.
               Service Company of New Mexico, a New Mexico
               Corporation, dated September 9, 1999

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

10.81**        Supplemental Employee Retirement                  10.81 to the Company's                 1-6986
               Agreement, dated March 22, 2000 for               Quarterly Report on Form
               Jeffry E. Sterba                                  10-Q for the quarter ended
                                                                 March 31, 2000.



EXHIBIT NO.                   DESCRIPTION OF EXHIBIT                     FILED AS EXHIBIT:             FILE NO:
-----------                   ----------------------                     -----------------             --------
10.82**        Manzano Corporation Omnibus Performance           10 to Registration Statement No.     333-32170
               Equity Plan                                       333-32170 of the Company filed
                                                                 April 18, 2000.

SUBSIDIARIES OF THE REGISTRANT

21            Certain subsidiaries of the registrant.            22 to Annual Report of the             1-6986
                                                                 Registrant on Form 10-K for
                                                                 fiscal year ended December 31,
                                                                 1992.

CONSENT OF EXPERTS AND COUNSEL

23.1          Consent of Arthur Andersen LLP.                    23.1 to the Company's Annual Report    1-6986
                                                                 on the Form 10-K for the fiscal
                                                                 year ended December 31, 2000.

FINANCIAL DATA SCHEDULE

27            Financial Data Schedule.                           27 to the Company's Annual Report      1-6986
                                                                 on the Form 10-K for the fiscal
                                                                 year ended December 31, 2000.


ADDITIONAL EXHIBITS


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
              Bank of Boston, in its individual capacity
              and as Owner Trustee (under a Trust
              Agreement dated as of December 16, 1985
              with the Owner Participant), Chemical
              Bank, in its individual capacity and as
              Indenture Trustee (under a Trust
              Indenture, Mortgage, Security Agreement
              and Assignment of Rents dated as of
              December 16, 1985 with the Owner
              Trustee), and Public Service Company of
              New Mexico, including Appendix A
              definitions together with Amendment No.1 dated
              July 15, 1986 and Amendment No.2 dated November
              18, 1986 (refiled).

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
              National Bank of Boston and Chemical
              Bank dated as of December 16, 1985.

99.4*         Assignment, Assumption and Further                 99.4 to Annual Report of the           1-6986
              Agreement dated as of December 16,                 Registrant on Form 10-K for
              1985, between Public Service Company               fiscal year ended December 31,
              of New Mexico and The First National. Bank         1995
              of Boston, as Owner Trustee (refiled).


EXHIBIT NO.                   DESCRIPTION OF EXHIBIT                     FILED AS EXHIBIT:             FILE NO:
-----------                   ----------------------                     -----------------             --------
99.5          Participation Agreement dated as of July           99.5 to Annual Report of the           1-6986
              31, 1986, among the Owner Participant              Registrant on Form 10-K for
              named herein, First PV Funding                     fiscal year ended December 31,
              Corporation, The First National Bank of            1996.
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

99.6          Trust Indenture, Mortgage, Security                99.6 to Annual Report of the           1-6986
              Agreement and Assignment of Rents                  Registrant on Form 10-K for
              dated as of July 31, 1986, between The             fiscal year ended December 31,
              First National Bank of Boston, as Owner.           1996
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

99.9*         Trust Indenture, Mortgage, Security                99.9 to Annual Report of the           1-6986
              Agreement and Assignment of Rents                  Registrant on Form 10-K for
              dated as of August 12, 1986, between               the fiscal year ended December 31,
              First National Bank of Boston, as Owner.           1996
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



EXHIBIT NO.                   DESCRIPTION OF EXHIBIT                     FILED AS EXHIBIT:             FILE NO:
-----------                   ----------------------                     -----------------             --------
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

99.15         Trust Indenture, Mortgage, Security                99.15 to Annual Report of the          1-6986
              Agreement and Assignment of Rents dated as of      Registrant on Form 10-K for
              December 31, 1986, between the First National      year ended December 31, 1996
              fiscal Bank of Boston, as Owner Trustee, and
              Chemical. Bank, as Indenture Trustee
              (Unit 2 Transaction) (refiled).

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


EXHIBIT NO.                   DESCRIPTION OF EXHIBIT                     FILED AS EXHIBIT:             FILE NO:
-----------                   ----------------------                     -----------------             --------
99.17*        Waiver letter with respect to "Deemed              99.17 to Annual Report of the          1-6986
              Loss Event" dated as of August 18, 1986,           Registrant on Form 10-K for
              between the Owner Participant named                fiscal year ended December 31,
              therein, and Public Service Company                1996.
              of New Mexico (refiled).

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
              Improvement and Power District, the
              Cities of Phoenix, Glendale, Mesa,
              Scottsdale, and Tempe, and the Town of
              Youngtown (refiled).

99.20         Agreement for the Sale and Purchase of             99.20 to Annual Report of the          1-6986
              Wastewater Effluent, dated June 12, 1981,          Registrant on Form 10-K for
              Among Arizona Public Service Company,              fiscal year ended December 31,
              Salt River Project Agricultural Improvement        1996.
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

     (b)  Reports on Form 8-K:

         During the quarter ended December 31, 2000 and during the period beginning January 1, 2001 and ending February 21, 2001, the Company filed, on the date indicated, the following reports on Form 8-K.

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

                                     PUBLIC SERVICE COMPANY OF NEW MEXICO
                                     (Registrant)

Date:  April 30, 2001                By          /s/ John R. Loyack
                                        ----------------------------------------
                                                     John R. Loyack
                                          VICE PRESIDENT, CORPORATE CONTROLLER
                                              AND CHIEF ACCOUNTING OFFICER