Form 10-K/A
period 2000-12-31
PUBLIC SERVICE CO OF NEW MEXICO
filed 2001-05-04
CIK 81023

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 2

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

                       DOCUMENTS INCORPORATED BY REFERENCE

        NONE.

This amendment is being filed to revise the table "Aggregated Option Exercises In 2000 And 2000 Year-End Option Values" on page E-5.

                                   PART III

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

                                                         ------------------------------- -------------------------------
                                                              NUMBER OF SECURITIES
                                                             UNDERLYING UNEXERCISED           VALUE OF UNEXERCISED
                                                                   OPTIONS AT               IN-THE-MONEY OPTIONS AT
                                                               DECEMBER 31, 2000              DECEMBER 31, 2000(a)
------------------------------------------------------------------------------------------------------------------------
                        SHARES ACQUIRED       VALUE
NAME                     ON EXERCISE      REALIZED(d)    EXERCISABLE    UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
------------------------------------------------------------------------------------------------------------------------
R. J. Flynn                    -                -               19,733           81,000      $111,638          $566,500
M. H. Maerki                   -                -               33,223           65,000      $235,578          $441,500
B. F. Montoya(b)           166,896(c)      $1,282,364(c)-      165,902              -0-    $1,584,381               -0-
P. T. Ortiz                    -                -               68,672           63,000      $736,941          $436,500
W. J. Real                     -                -               30,035           83,000      $209,184          $571,500
J. E. Sterba                   -                                   -0-          325,000           -0-        $2,543,750
------------------------------------------------------------------------------------------------------------------------

(a) Value equals the year-end stock price ($26.8125) minus the exercise price, times the number of shares underlying the option. "In-the-Money" means that the year-end stock price was greater than the exercise price of the option.
(b)  Mr. Montoya retired effective October 13, 2000.
(c) Of these amounts 91,332 shares and $760,989 in value were realized after Mr. Montoya's retirement date of October 13, 2000.
(d) Value of shares exercised is the market value of the shares on the exercise date minus the exercise price.

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

                                     PUBLIC SERVICE COMPANY OF NEW MEXICO
                                     (Registrant)

Date:  May 4, 2001                   By          /s/ John R. Loyack
                                        ----------------------------------------
                                                     John R. Loyack
                                          VICE PRESIDENT, CORPORATE CONTROLLER
                                              AND CHIEF ACCOUNTING OFFICER