Form 10-Q
period 2001-06-30
PUBLIC SERVICE CO OF NEW MEXICO
filed 2001-08-14
CIK 81023

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (Mark One) [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITES EXCHANGE ACT OF 1934

                       For the period ended June 30, 2001
                                            -------------

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

                         ------------------------------
Former name, former address and former fiscal year,if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock-$5.00 par value                           39,117,799 shares
   ----------------------------                           -----------------
              Class                                Outstanding at August 1, 2001

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                                      INDEX


                                                                        Page No.
PART I.  FINANCIAL INFORMATION:

      Report of Independent Public Accountants..........................     3

   ITEM 1.  FINANCIAL STATEMENTS

      Consolidated Statements of Earnings -
      Three Months and Six Months Ended June 30 2001 and 2000...........     4

      Consolidated Balance Sheets -
      June 30, 2001 and December 31, 2000...............................     5

      Consolidated Statements of Cash Flows -
      Six Months Ended June 30, 2001 and 2000...........................     7

      Notes to Consolidated Financial Statements........................     8

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS............    25

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK..............................................    60

PART II.  OTHER INFORMATION:

   ITEM 1.  LEGAL PROCEEDINGS...........................................    61

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    65

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................    66

Signature      .........................................................    68

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Public Service Company of New Mexico:


We have reviewed the accompanying condensed consolidated balance sheet of PUBLIC SERVICE COMPANY OF NEW MEXICO (a New Mexico corporation) and subsidiaries as of June 30, 2001, and the related condensed consolidated statements of earnings for the three-month and six-month periods ended June 30, 2001 and 2000, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet and statement of capitalization of Public Service Company of New Mexico and subsidiaries as of December 31, 2000, and the related consolidated statements of earnings, and cash flows for the year then ended (not presented separately herein), and in our report dated January 26, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



                                                             ARTHUR ANDERSEN LLP



Albuquerque, New Mexico
  August 13, 2001

ITEM 1.  FINANCIAL STATEMENTS

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)


                                                    Three Months Ended           Six Months Ended
                                                         June 30,                     June 30,
                                                --------------------------  -------------------------
                                                    2001          2000          2001          2000
                                                ------------  ------------  ------------   ----------
                                                        (In thousands, except per share amounts)

Operating Revenues:
  Utility.....................................    $223,629      $184,833      $550,087     $405,477
  Generation and Trading......................     524,758       221,911     1,015,923      398,208
  Unregulated businesses......................       1,277         1,343         1,277        1,692
  Intersegment elimination....................     (83,573)      (79,046)     (164,666)    (155,045)
                                                ------------  ------------  ------------   ----------
    Total operating revenues..................     666,091       329,041     1,402,621      650,332
                                                ------------  ------------  ------------   ----------
Operating Expenses:
  Cost of energy sold.........................     433,841       180,394       930,939      348,117
  Energy production costs.....................      38,766        35,906        78,256       71,548
  Administrative and general..................      37,879        33,562        72,903       65,758
  Depreciation and amortization...............      23,929        22,633        48,148       46,642
  Transmission and distribution costs.........      15,081        14,795        30,357       30,076
  Income                                            28,209         5,632        69,115       13,459
taxes......................................
  Taxes, other than income taxes..............       7,839         8,465        15,056       16,131
                                                ------------  -----------   ------------   ----------
    Total operating expenses..................     585,544       301,387     1,244,774      591,731
                                                ------------  -----------   ------------   ----------
    Operating income..........................      80,547        27,654       157,847       58,601
                                                ------------  -----------   ------------   ----------

Other Income and Deductions
  Other.......................................     (21,866)       10,806       (17,506)      23,185
  Income taxes................................       7,278        (4,053)        5,552       (8,927)
                                                ------------  -----------   ------------   ----------
    Net other income and deductions...........     (14,588)        6,753       (11,954)      14,258
                                                ------------  ------------  ------------   ----------
    Income before interest charges............      65,959        34,407       145,893       72,859
                                                ------------  ------------  ------------   ----------

Interest Charges:
  Interest on long-term debt..................      15,723        15,676        31,366       31,457
  Other interest charges......................         639           745         1,378        1,464
                                                ------------  ------------  ------------   ----------
    Interest charges..........................      16,362        16,421        32,744       32,921
                                                ------------  ------------  ------------   ----------

Net Earnings..................................      49,597        17,986       113,149       39,938
Preferred Stock Dividend Requirements.........         147           147           293          293
                                                ------------  ------------  ------------   ----------

Net Earnings Applicable to Common Stock.......    $ 49,450      $ 17,839      $112,856     $ 39,645
                                                ============  ============  ============   ==========

Net Earnings per Common Share:

  Basic.......................................    $   1.26      $   0.45      $   2.89     $   1.00
                                                ============  ============  ============   ==========

  Diluted.....................................    $   1.24      $   0.45      $   2.84     $   1.00
                                                ============  ============  ============   ==========

Dividends Paid per Share of Common Stock......    $   0.20      $   0.20      $   0.40     $   0.40
                                                ============  ============  ============   ==========

   The accompanying notes are an integral part of these financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                     June 30,     December 31,
                                                                       2001           2000
                                                                   -------------  ------------
                                                                           (Unaudited)
                                                                          (In thousands)
ASSETS
Utility Plant:
    Electric plant in service....................................   $2,028,204     $2,030,813
    Gas plant in service.........................................      556,274        553,755
    Common plant in service and plant held for future use........       38,714         36,678
                                                                   -------------  ------------
                                                                     2,623,192      2,621,246
    Less:  accumulated depreciation and amortization.............    1,195,167      1,153,377
                                                                   -------------  ------------
                                                                     1,428,025      1,467,869
    Construction work in progress................................      226,040        123,653
    Nuclear fuel, net of accumulated amortization of
        $18,430 and $19,081......................................       26,526         25,784
                                                                   -------------  ------------

      Net utility plant..........................................    1,680,591      1,617,306
                                                                   -------------  ------------

Other Property and Investments:
    Other investments............................................      460,182        479,821
    Non-utility property, net of accumulated depreciation of
        $1,816 and $1,644........................................        2,571          3,666
                                                                   -------------  ------------

      Total other property and investments.......................      462,753        483,487
                                                                   -------------  ------------

Current Assets:
    Cash and cash equivalents....................................      233,320        107,691
    Accounts receivables, net of allowance for uncollectible
        accounts of $8,580 and $8,963............................      285,434        242,742
    Other receivables............................................       54,711         64,857
    Inventories..................................................       36,737         36,091
    Regulatory assets............................................        4,148         47,604
    Other current assets.........................................       62,510         11,417
                                                                   -------------  ------------

      Total current assets.......................................      676,860        510,402
                                                                   -------------  ------------

Deferred Charges:
    Regulatory assets............................................      203,883        226,849
    Prepaid benefit costs........................................       21,337         18,116
    Other deferred charges.......................................       28,108         38,073
                                                                   -------------  ------------

      Total deferred charges.....................................      253,328        283,038
                                                                   -------------  ------------

                                                                   $ 3,073,532    $ 2,894,233
                                                                   =============  ============

   The accompanying notes are an integral part of these financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                           June 30,       December 31,
                                                                             2001             2000
                                                                       ---------------  --------------
                                                                                (Unaudited)
CAPITALIZATION AND LIABILITIES                                                 (In thousands)
Capitalization:
    Common stockholders' equity:
       Common stock...................................................     $ 195,589       $ 195,589
       Additional paid-in capital.....................................       429,539         432,222
       Accumulated other comprehensive income, net of tax.............       (19,798)            (27)
       Retained earnings..............................................       401,869         296,843
                                                                       ---------------  --------------

          Total common stockholders' equity...........................     1,007,199         924,627
    Minority interest.................................................        11,926          12,211
    Cumulative preferred stock without mandatory
         redemption requirements......................................        12,800          12,800
    Long-term debt, less current maturities...........................       953,854         953,823
                                                                       ---------------  --------------

          Total capitalization........................................     1,985,779       1,903,461
                                                                       ---------------  --------------

Current Liabilities:
    Accounts payable..................................................       259,071         257,991
    Accrued interest and taxes........................................        85,699          36,889
    Other current liabilities.........................................       154,129          67,758
                                                                       ---------------  --------------

          Total current liabilities...................................       498,899         362,638
                                                                       ---------------  --------------

Deferred Credits:
  Accumulated deferred income taxes...................................       112,626         166,249
  Accumulated deferred investment tax credits.........................        46,284          47,853
  Regulatory liabilities..............................................        64,179          65,552
  Regulatory liabilities related to accumulated deferred income tax...        14,144          20,696
  Accrued postretirement benefit costs................................        22,675          11,899
  Other deferred credits..............................................       328,946         315,885
                                                                       ---------------  --------------

     Total deferred credits...........................................       588,854         628,134
                                                                       ---------------  --------------

                                                                          $3,073,532      $2,894,233
                                                                       ===============  ==============


   The accompanying notes are an integral part of these financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Six Months Ended
                                                                                    June 30,
                                                                        ------------------------------
                                                                             2001              2000
                                                                        --------------  --------------
                                                                                (In thousands)
Cash Flows From Operating Activities:
  Net earnings......................................................       $ 113,149        $ 39,938
  Adjustments to reconcile net earnings to net cash flows
    from operating activities:
      Depreciation and amortization.................................          53,083          51,930
      Other, net....................................................          29,117           8,469
      Changes in certain assets and liabilities:
        Accounts receivables........................................         (42,693)        (25,475)
        Other assets................................................          31,405           7,714
        Accounts payable............................................           1,081          (1,239)
        Accrued taxes...............................................          48,698            (161)
        Other liabilities...........................................          23,641          15,694
                                                                        --------------  --------------
        Net cash flows provided from operating activities...........         257,481          96,870
                                                                        --------------  --------------

Cash Flows Used for Investing Activities:
  Utility plant additions...........................................        (115,941)        (50,365)
  Return on PVNGS lease obligation bonds............................           8,535           8,636
  Other investing...................................................          (5,544)        (23,311)
                                                                        --------------  --------------

        Net cash flows used for investing activities................        (112,950)        (65,040)
                                                                        --------------  --------------

Cash Flows Used for Financing Activities:
  Repayments........................................................               -         (32,800)
  Common stock repurchase...........................................               -         (18,854)
  Exercise of employee stock options................................          (2,682)              -
  Dividends paid....................................................         (15,935)        (16,227)
  Other financing...................................................            (285)           (288)
                                                                        --------------  --------------
        Net cash flows used for financing activities................         (18,902)        (68,169)
                                                                        --------------  --------------

Increase (Decrease) in Cash and Cash Equivalents....................         125,629         (36,339)
Beginning of Period.................................................         107,691         120,399
                                                                        --------------  --------------
End of Period.......................................................        $233,320        $ 84,060
                                                                        ==============  ==============
Supplemental Cash Flow Disclosures:
  Interest paid.....................................................        $ 31,382        $ 32,854
                                                                        ==============  ==============
  Income taxes paid, net ...........................................        $ 52,150        $ 20,423
                                                                        ==============  ==============

   The accompanying notes are an integral part of these financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      Accounting Policies and Responsibilities for Financial Statements

         In the opinion of management of Public Service Company of New Mexico (the "Company"), the accompanying interim consolidated financial statements present fairly the Company's financial position at June 30, 2001 and December 31, 2000, the consolidated results of its operations for the three months and six months ended June 30, 2001 and 2000 and the consolidated statements of cash flows for the six months ended June 30, 2001 and 2000. These statements are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Accordingly, they are unaudited, and certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these statements should refer to the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2000, which are included on the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations presented in the accompanying financial statements are not necessarily representative of operations for an entire year.

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

         The Company's principal business segments are Utility Operations, which include the Electric Product Offering ("Electric") and the Natural Gas Product Offering ("Gas"), and Generation and Trading Operations ("Generation and Trading"). Electric consists of two major business lines that include distribution and transmission. The transmission business line does not meet the definition of a segment due to its immateriality and is combined with the distribution business line for disclosure purposes.

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

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)      Nature of Business and Segment Information (Continued)

                               UTILITY OPERATIONS

Electric

         The Company provides jurisdictional retail electric service to a large area of north central New Mexico, including the cities of Albuquerque and Santa Fe, and certain other areas of New Mexico. The Company owns or leases 2,887 circuit miles of transmission lines, interconnected with other utilities in New Mexico and east and south into Texas, west into Arizona, and north into Colorado and Utah.

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

                        GENERATION AND TRADING OPERATIONS

         The Company's generation and trading operations serve four principal markets. These include sales to the Company's Utility Operations to cover jurisdictional electric demand, sales to firm-requirements wholesale customers, other contracted sales to third parties for a specified amount of capacity (measured in megawatts-MW) or energy (measured in megawatt hours-MWh) over a given period of time and energy sales made on an hourly basis at fluctuating, spot-market rates. These latter two markets constitute the Company's power trading operations. As of June 30, 2001 the total net generation capacity of facilities owned or leased by the Company was 1,653 MW, including a 132 MW power purchase contract accounted for as an operating lease. In addition to its generation capacity, the Company purchases power in the open market.
                                   UNREGULATED

         The Company's wholly-owned subsidiary, Avistar, was formed in August 1999 as a New Mexico corporation and is currently engaged in certain unregulated business ventures. Unregulated also includes certain corporate activities, which are not material.

                          REGULATION AND RESTRUCTURING

        In April 1999, New Mexico's Electric Utility Industry Restructuring Act of 1999 (the "Restructuring Act") was enacted into law. The Restructuring Act opens the state's electric power market to customer choice. In March 2001, amendments to the Restructuring Act were passed which delay the original implementation dates by approximately five years, including the requirement for corporate separation of certain activities to be deregulated from activities

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

         The amendments to the Restructuring Act require that the PRC approve a holding company, subject to terms and conditions in the public interest, without corporate separation of the regulated and deregulated activities, by July 1, 2001. In addition, the amendments allow utilities to engage in unregulated power generation business activities until corporate separation is implemented. The Company believes that its ability to form a new holding company and expand generation assets in an unregulated environment will give it the flexibility it needs to pursue its strategic plan despite the delay in customer choice and corporate separation. The Company is unable to predict the form its restructuring will take under the delayed implementation of customer choice. The formulation of a restructuring plan will be dependent on future business conditions at the expected time customer choice is implemented (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Issues Facing The Company - Recovery of Certain Costs Under The Restructuring Act" below).

         In June 2000, shareholders approved the mandatory share exchange necessary to implement a holding company structure, with the holding company to be named Manzano Corporation. In April 2001, the Company's Board of Directors amended the articles of incorporation of the proposed holding company to rename the holding company "PNM Resources, Inc." (PNM Resources). In April 2001, the Company filed its application for the creation of a holding company under the terms of the Restructuring Act, as amended. Hearings on the matter occurred in mid May.

         The PRC issued an order approving formation of a holding company on June 28, 2001. The order limits the Company's proposed utility subsidiary's ability to pay dividends to the parent holding company without prior PRC approval to annual current earnings determined on a rolling four quarter average and imposes certain regulatory requirements on the construction of merchant generation plants. The Company believes that certain conditions imposed by the PRC order are unnecessarily burdensome and could have an adverse effect on the Company's ability to execute its growth strategy. On July 27, 2001, the Company asked the PRC to reconsider certain conditions imposed by the order. The PRC has until August 16 to respond to the Company's request for rehearing. If the PRC does not act by then, the request is automatically denied. The Company is unable to predict the outcome of this proceeding. If the result of the Company's request for rehearing is unfavorable, the Company will consider filing an appeal to the New Mexico Supreme Court.

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

(2)      Nature of Business and Segment Information (Continued)

commissions; including rulings regarding price mitigation; changes in law; environmental regulations and external factors such as the weather. As a result of State and Federal regulatory reforms, the public utility industry is undergoing a fundamental change. As this occurs, the electric generation business is transforming into a competitive marketplace. In turn, these reforms are being revisited as a result of the energy crisis in California, escalating prices for power elsewhere in the Western United States, and concerns over inadequate capacity, among other conditions. The Company's future results will be impacted by its ability to recover its stranded costs, the market price of electricity and natural gas costs incurred previously in providing power generation to electric service customers, the costs of transition to an unregulated status, future regulatory actions, and the price of power in the wholesale markets. In addition, as a result of deregulation, the Company may face competition from companies with greater financial and other resources.

         Summarized financial information by business segment for the three months ended June 30, 2001 and 2000 is as follows:

                                                Utility
                                 ------------------------------------  Generation
                                     Electric      Gas        Total    and Trading   Unregulated  Consolidated
                                     --------      ---        -----    -----------   -----------  ------------
                                                                 (In thousands)
2001:
Operating revenues:
   External customers.............   $136,368    $87,084     $223,452     $441,362     $ 1,277       $666,091
   Intersegment revenues..........        177          -          177       83,396           -         83,573
Depreciation and amortization.....      8,066      5,333       13,399       10,521           9         23,929
Interest income...................        543        264          807       10,029       2,088         12,924
Interest charges..................      4,280      2,956        7,236        9,096          30         16,362
Operating income..................     14,598      3,244       17,842       59,656       3,049         80,547
Income tax expense (benefit)
  From continuing operations......      5,998        268        6,266       31,101     (16,436)        20,931
Segment net income (loss).........      9,154        408        9,562       47,459      (7,424)        49,597

Total assets......................    743,780    467,970    1,211,750    1,585,635     276,147      3,073,532
Gross property additions..........     17,065     10,884       27,949       23,916       4,696         56,561

2000:
Operating revenues:
   External customers.............   $130,142   $ 54,514     $184,656     $143,042     $ 1,343       $329,041
   Intersegment revenues..........        177          -          177       78,869           -         79,046
Depreciation and amortization.....      7,720      4,515       12,235       10,391           7         22,633
Interest income...................        347        110          457        9,743       2,171         12,371
Interest charges..................      4,383      2,881        7,264        9,013         144         16,421
Operating income (loss)...........     15,605      1,961       17,566       16,594      (6,506)        27,654
Income tax expense (benefit)
  from continuing operations......      7,034       (427)       6,607        6,853      (3,775)         9,685
Segment net income (loss).........     11,131       (836)      10,295       12,818      (5,127)        17,986

Total assets......................    745,776    442,892    1,188,668    1,449,638     120,659      2,758,965
Gross property additions..........     12,092      6,475       18,567        9,438       2,335         30,340


             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)      Nature of Business and Segment Information (Continued)

         Summarized financial information by business segment for the six months ended June 30, 2001 and 2000 is as follows:

                                                Utility
                                 ----------------------------------   Generation
                                     Electric     Gas       Total     and Trading  Unregulated   Consolidated
                                     --------     ---       -----     -----------  -----------   ------------
                                                                 (In thousands)
2001:
Operating revenues:
   External customers.............   $270,714   $279,020   $549,734     $851,610     $ 1,277      $1,402,621
   Intersegment revenues..........        353          -        353      164,313           -         164,666
Depreciation and amortization.....     16,091     10,623     26,714       21,416          18          48,148
Interest income...................      1,000        551      1,551       19,705       3,881          25,137
Interest charges..................      8,553      5,942     14,495       18,191          58          32,744
Operating income (loss)...........     30,390     14,631     45,021      118,684      (5,858)        157,847
Income tax expense (benefit)
  From continuing operations......     13,698      5,950     19,648       66,873     (22,958)         63,563
Segment net income (loss).........     20,901      9,080     29,981      102,046     (18,878)        113,149

Total assets......................    743,780    467,970  1,211,750    1,585,635     276,147       3,073,532
Gross property additions..........     28,505     17,458     45,963       59,251       6,159         111,373

2000:
Operating revenues:
   External customers.............   $256,064   $149,060   $405,124     $243,516     $ 1,692        $650,332
   Intersegment revenues..........        353          -        353      154,692           -         155,045
Depreciation and amortization.....     16,047      9,881     25,928       20,703          11          46,642
Interest income...................        393        247        640       19,522       3,436          23,598
Interest charges..................      8,853      5,735     14,588       18,028         305          32,921
Operating income (loss)...........     29,637     10,079     39,716       30,289     (11,404)         58,601
Income tax expense (benefit)
  from continuing operations......     12,939      3,299     16,238       12,666      (6,518)         22,386
Segment net income (loss).........     20,537      4,664     25,201       24,048      (9,311)         39,938

Total assets......................    745,776    442,892  1,188,668    1,449,638     120,659       2,758,965
Gross property additions..........     21,937     11,212     33,149       17,216       2,834          53,199


             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)      Comprehensive Income

         Changes in comprehensive income are as follows:

                                                           Three Months Ended           Six Months Ended
                                                                June 30,                    June 30,
                                                        -------------------------  ---------------------------
                                                           2001         2000          2001           2000
                                                        ------------ ------------  ------------   ------------
                                                                           (In thousands)

Net Earnings.........................................      $49,597      $17,986      $113,149        $39,938
                                                        ------------ ------------  ------------   ------------

Other Comprehensive Income, net of tax:
 Unrealized gain (loss) on securities:
      Unrealized holding gains (losses) arising during
        the period...................................          935          614           (13)         1,940
       Less reclassification adjustment for gains....         (151)      (1,153)         (447)        (2,503)
  Minimum pension liability adjustment...............                                     780
                                                                 -          -                             -
  Mark-to-market adjustment for certain
      derivative transactions (see Footnote 4)
        Initial implementation of SFAS 133
         designated cash flow hedges.................                                   6,148
                                                                 -          -                             -
        Change in fair market value of
         designated cash flow hedges.................      (35,954)                   (26,239)
                                                                            -                             -
                                                        ------------ ------------  ------------   ------------

   Total Other Comprehensive Income (Loss)...........      (35,170)        (539)      (19,771)          (563)
                                                        ------------ ------------  ------------   ------------

Total Comprehensive Income...........................      $14,427      $17,447       $93,378        $39,375
                                                        ============ ============  ============   ============

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

         The Company is exposed to credit losses in the event of non-performance or non-payment by counterparties. The Company uses a credit management process to assess and monitor the financial conditions of counterparties. The Company's credit risk with its largest counterparty as of June 30, 2001 was $40.6 million.

Natural Gas Contracts

                               Utility Operations

         Pursuant to a 1997 order issued by the New Mexico Public Utility Commission ("NMPUC"), predecessor to the PRC, the Company's Utility Operations have previously and continue to hedge certain portions of natural gas supply contracts in order to protect the Company's natural gas customers from the risk of adverse price fluctuations in the natural gas market. The financial impacts of all hedge gains and losses from swaps are recoverable through the Company's purchased gas adjustment clause as deemed prudently incurred by the PRC. As a result, earnings are not affected by the gains or losses generated by these instruments.

         The Company continues to contract for gas price caps, a type of hedge, to protect its natural gas customers from price risk during the 2001-2002 heating season through the use of financial hedging tools. As of June 30, 2001, the Company expended approximately $9 million to purchase physical options that limit the maximum amount the Company would pay for gas during the winter heating season.

                        Generation and Trading Operations

         The Company's Generation and Trading Operations conduct a hedging program to reduce its exposure to fluctuations in prices for natural gas used as a fuel source for some of its generation. In the first quarter of 2001, the Generation Operations purchased futures contracts for a portion of its anticipated natural gas needs in the second, third and fourth quarters. The futures contracts lock in the Company's natural gas purchase prices at $5.37 to $6.40 per

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)      Financial Instruments (Continued)

MMBTU and have a notional principal of $20.9 million. Simultaneously, a delivery location basis swap was purchased for quantities corresponding to the futures quantities to protect against price differential changes at the specific delivery points. The Company is accounting for these transactions as cash flow hedges; accordingly, gains and losses related to these transactions are deferred and recorded as a component of Other Comprehensive Income. These gains and losses are reclassified and recognized in earnings as an adjustment to the Company's cost of fuel when the hedged forecasted transaction affects earnings. The assessment of hedge effectiveness is based on the changes in the futures contract price as adjusted for the delivery point basis swap. There was no hedge ineffectiveness recognized in the six months ended June 30, 2001.

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

         Through June 30, 2001, the Company's Generation and Trading operations settled trading contracts for the sale of electricity that generated $37.3 million of electric revenues by delivering 236 million KWh. The Company purchased $36.2 million or 216 million KWh of electricity to support these contractual sales and other open market sales opportunities.

         As of June 30, 2001, the Company's Generation and Trading operations had open trading contract positions to buy $122.1 million and to sell $56.8 million of electricity. At June 30, 2001, the Company had a gross mark-to-market gain (asset position) on these trading contracts of $41.8 million and a gross mark-to-market loss (liability position) of $72.6 million, with net mark-to-market losses of $30.8 million. The mark-to-market valuation is recognized in earnings each period.

         In addition, the Company's Generation and Trading operations enters into forward physical contracts for the sale of the Company's electric capacity in excess of its jurisdictional needs, including reserves, or the purchase of jurisdictional needs, including reserves, when resource shortfalls exist. The Company generally accounts for these derivative financial instruments as normal sales and purchases as defined by SFAS 133, as amended. The Company from time to time makes forward purchases to serve its jurisdictional needs when the cost of purchased power is less than the incremental cost of its generation. At June 30, 2001, the Company had open forward positions classified as normal sales of electricity of $349.4 million and normal purchases of electricity of $279.3 million.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)      Financial Instruments (Continued)

         The Company designated certain forward purchase contracts for electricity as cash flow hedges. The Company's designated cash flow hedges at June 30, 2001, were forward purchase contracts for the purchase of electric power for forecasted jurisdictional use during planned outages in 2001 and certain forecasted sales. The hedged risks associated with these instruments are the changes in cash flows related to forecasted purchase of electricity due to changes in the price of electricity on the spot market. Assessment of hedge effectiveness will be based on the changes in the forward price of electricity. There was no hedge ineffectiveness recognized in the three months ended June 30, 2001.

         The Company's Generation and Trading operations, including both firm commitments and trading activities, are managed through an asset backed strategy, whereby the Company's aggregate net open position is covered by its own excess generation capabilities. The Company is exposed to market risk if its generation capabilities were disrupted or if its jurisdictional load requirements were greater than anticipated. If the Company were required to cover all or a portion of its net open contract position, it would have to meet its commitments through market purchases. The Company's value-at-risk calculation considers this exposure (see "Item 3. Quantitative and Qualitative Disclosure About Market Risk").

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

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)      Earnings Per Share

         In accordance with SFAS No. 128, Earnings per Share, dual presentation of basic and diluted earnings per share has been presented in the Consolidated Statements of Earnings. The following reconciliation illustrates the impact on the share amounts of potential common shares and the earnings per share amounts for June 30 (in thousands except per share amounts):

                                                             Three Months Ended         Six Months Ended
                                                                   June 30,                 June 30,
                                                              2001         2000         2001         2000
                                                            ----------  -----------  -----------  -----------
Basic:
Net Earnings..............................................    $49,597      $17,986     $113,149      $39,938
Preferred Stock Dividend Requirements.....................        147          147          293          293
                                                            ----------  -----------  -----------  -----------

Net Earnings Applicable to Common Stock...................    $49,450      $17,839     $112,856      $39,645
                                                            ==========  ===========  ===========  ===========

Average Number of Common Shares Outstanding...............     39,118       39,536       39,118       39,754
                                                            ==========  ===========  ===========  ===========

Net Earnings per Common Share (Basic).....................     $ 1.26       $ 0.45      $  2.89      $  1.00
                                                            ==========  ===========  ===========  ===========
Diluted:
Net Earnings Applicable to Common Stock
  Used in basic calculation...............................    $49,450      $17,839     $112,856      $39,645
                                                            ==========  ===========  ===========  ===========

Average Number of Common Shares Outstanding...............     39,118       39,536       39,118       39,754
Diluted effect of common stock equivalents (a)............        848           61          664           45
                                                            ----------  -----------  -----------  -----------
Average common and common equivalent shares
  Outstanding...........................................       39,966       39,597       39,782       39,799
                                                            ==========  ===========  ===========  ===========

Net Earnings per Share of Common Stock (Diluted)..........     $ 1.24       $ 0.45      $  2.84      $  1.00
                                                            ==========  ===========  ===========  ===========

(a) Excludes the effect of average anti-dilutive common stock equivalents related to out-of-the-money options of 141,660 and 162,066 for the three months and six months ended June 30, 2000. There were no anti-dilutive common stock equivalents in 2001.

(6)      Commitments and Contingencies

Texas-New Mexico Power Wholesale Power Supply Contract

         In July 2001, the Company entered into a long-term wholesale power contract with Texas-New Mexico Power ("TNMP") to provide power to serve TNMP's firm retail customers. The contract has a term of 5 1/2 years commencing July 1, 2001. The Company will provide varying amounts of firm power on demand to complement existing TNMP contracts. As those contracts expire, the Company will replace them and become TNMP's sole supplier beginning January 1, 2003. In the last year of the contract, it is estimated that TNMP will need 114 megawatts of firm power.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)      Commitments and Contingencies (Continued)

Construction Commitment

         The Company has committed to purchase combustion turbines totaling $126 million. The turbines are for planned power generation plants with an estimated cost of construction of approximately $245 million for which contracts have not been finalized. The Company has expended $37.3 million as of June 30, 2001. The planned plants are part of the Company's ongoing competitive strategy of increasing generation capacity over time. Such construction is not anticipated to be added to the rate base.

Natural Gas Explosion

         On April 25, 2001, a natural gas explosion occurred in Santa Fe, New Mexico. The apparent cause of the explosion was a leak from a Company line near the location. The explosion destroyed a small building and injured two persons who were working in the building. The cause of the leak is unknown and the Company is conducting an investigation into the explosion. One lawsuit against the Company for personal injuries by a person working in the building at the time of the explosion has been filed and served on the Company. Several claims for property and business interruption damages have been resolved by the Company. At this time, the Company is unable to estimate the potential liability, if any, that the Company may incur. There can be no assurance that the outcome of this matter will not have a material adverse impact on the results of operations and financial position of the Company.

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

         In addition, due to the significantly higher natural gas prices experienced in November and December 2000, the Company increased its bad debt expense by approximately $1 million for the six months ended June 30, 2001 and $2 million for the year ended December 31, 2000 in anticipation of higher than normal delinquency rates. The Company expects this trend to continue as long as natural gas prices remain higher than historical levels. Based upon information available at June 30, 2001, the Company believes the allowance for doubtful accounts of $8.6 million is adequate for management's estimate of potential uncollectible accounts.

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)      Commitments and Contingencies (Continued)

         The following is a summary of the allowance for doubtful accounts during the six months ended June 30, 2001 and the year ended December 31, 2000:

                                                                  June 30,     December 31,
                                                                    2001           2000
                                                                ------------  -------------
 Allowance for doubtful accounts, beginning
   of year....................................................    $ 8,963        $12,504
 Bad debt expense.............................................      2,131          9,980
 Less:  Write off (adjustments) of uncollectible accounts.....      2,514         13,521
                                                                ------------  -------------
 Allowance for doubtful accounts, end of year ................     $8,580        $ 8,963
                                                                ============  =============

PVNGS Liability and Insurance Matters

         The PVNGS participants have insurance for public liability resulting from nuclear energy hazards to the full limit of liability under Federal law. This potential liability is covered by primary liability insurance provided by commercial insurance carriers in the amount of $200 million and the balance by an industry-wide retrospective assessment program. If losses at any nuclear power plant covered by the programs exceed the primary liability insurance limit, the Company could be assessed retrospective adjustments. The maximum assessment per reactor under the program for each nuclear incident is approximately $88 million, subject to an annual limit of $10 million per reactor per incident. Based upon the Company's 10.2% interest in the three PVNGS units, the Company's maximum potential assessment per incident for all three units is approximately $27.0 million, with an annual payment limitation of $3 million per incident. If the funds provided by this retrospective assessment program prove to be insufficient, Congress could impose revenue raising measures on the nuclear industry to pay claims. The United States Nuclear Regulatory Commission and Congress are reviewing the related laws. The Company cannot predict whether or not Congress will change the law. However, certain changes could possibly trigger "Deemed Loss Events" under the Company's PVNGS leases, absent waiver by the lessors. Such an occurrence could require the Company to, among other things, (i) pay the lessor and the equity investor, in return for the investor's interest in PVNGS, cash in the amount as provided in the lease and (ii) assume debt obligations relating to the PVNGS lease.

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

(6)      Commitments and Contingencies (Continued)

income instruments in qualified and non-qualified trusts. The results of the 1998 decommissioning cost study indicated that the Company's share of the PVNGS decommissioning costs excluding spent fuel disposal will be approximately $180 million (in 2001 dollars). The estimated market value of the trusts at the end of June 30, 2001 was approximately $52 million.

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

         In 2001, the Company anticipates spending $1.4 million for remediation and $0.7 million for control and prevention. The majority of the June 30, 2001 environmental liability is expected to be paid over the next five years, funded by cash generated from operations. Future environmental obligations are not expected to have a material impact on the results of operations or financial condition of the Company.

(8)      Proposed Acquisition

         On November 9, 2000, the Company and Western Resources, Inc. ("Western Resources") announced that both companies' boards of directors approved an agreement under which the Company will acquire the Western Resources electric utility operations in a tax-free, stock-for-stock transaction. Due to recent actions by the Kansas Corporation Commission ("KCC"), the Company believes that the transaction cannot be accomplished under the terms of the present acquisition agreement if the orders remain in effect (see below).

Present Acquisition Agreement

         Under the present agreement, the Company and Western Resources, whose utility operations consist of its Kansas Power and Light division and Kansas Gas and Electric subsidiary, will both become subsidiaries of a new holding company to be named at a future date. Prior to the consummation of this combination, Western Resources will reorganize all of its non-utility assets, including its 85 percent stake in Protection One and its 45 percent investment in ONEOK, into Westar Industries which will be spun off to Western Resources' shareholders, prior to the acquisition of Western's electric utility businesses by the Company.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


(8)      Proposed Acquisition (Continued)

         Under the present agreement, the new holding company will issue 55 million of its shares, subject to adjustment, to Western Resources' shareholders and Westar Industries. Before any adjustments, the new company will have approximately 94 million shares outstanding, of which approximately 41 percent will be owned by former Company shareholders and 59 percent will be owned by former Western Resources shareholders and Westar Industries.

         In the present transaction, each Company share will be exchanged on a one-for-one basis for shares in the new holding company. Each Western Resources share will be exchanged for a fraction of a share of the new company. This exchange ratio will be finalized at closing, depending on the impact of certain adjustments to the transaction consideration. Under the present agreement, Western Resources and Westar have been given an incentive to reduce Western Resources net debt balance prior to the consummation of the transaction by selling non-utility assets or through other debt reduction activities. The present agreement contains a mechanism to adjust the transaction consideration based on certain activities not affecting the utility operations, which increase the equity of the utility. In addition, Westar Industries has the option of making equity infusions into Western Resources that will be used to reduce the utility's net debt balance prior to closing. Up to $407 million of the equity infusions may be used to purchase additional new holding company common and convertible preferred stock. The effect of these activities would be to increase the number of new holding company shares to be issued to all Western Resources shareholders (including Westar Industries) in the present transaction.

         In February 2001, Westar purchased 14.4 million Western Resources common shares at $24.358 per share (based on a 20 day look-back price at February 28, 2001) at an aggregate price of $350 million. As a result of this equity contribution, under the present agreement, the acquisition consideration may be adjusted to include an additional 4.3 million shares of the new holding company depending on the impact of future transactions between Western Resources and Westar.

         Under the present agreement, the transaction will be accounted for as a reverse acquisition by the Company as Western Resources shareholders will receive the majority of the voting interests in the new holding company. For accounting purposes Western Resources will be treated as the acquiring entity. Accordingly, all of the assets and liabilities of the Company will be recorded at fair value in the business combination as required by the purchase method of accounting. In addition, the operations of the Company will be reflected in the reported results of the combined company only from the date of acquisition.

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)      Proposed Acquisition (Continued)

         Based on the volume weighted average closing price of the Company's common stock over the two days prior and two days subsequent to the announcement of the transaction of $24.149 per share, the indicated equity consideration of the present transaction is approximately $945 million, excluding the potential issuance of additional shares discussed above. There is approximately $2.9 billion of existing Western Resources debt giving the transaction an aggregate enterprise value of approximately $3.8 billion. There are plans for the new holding company to reduce and refinance a portion of the Western Resources debt, assumed in the present transaction.

         Under the present agreement, the successful split-off of Westar Industries from Western Resources is required prior to the consummation of the transaction. The present transaction is also conditioned upon, among other things, approvals from both companies' shareholders and customary regulatory approvals from the KCC, the PRC, the Federal Energy Regulatory Commission, the Nuclear Regulatory Commission, the Federal Communications Commission and either the Federal Trade Commission or the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. In addition, an adverse regulatory outcome related to other actions involving rate making or approval of regulatory plans may affect the consummation of the transaction. The new holding company is expected to register as a holding company with the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935.

Recent Actions by the KCC

         On July 20, 2001, the KCC issued an order prohibiting Western from proceeding with the split-off of Westar Industries. The KCC ruled that the split-off, as presently designed, is inconsistent with the public interest. The KCC also ruled that the adverse impacts of the split-off on ratepayers could not be cured by a merger and directed Western to file a financial plan within 90 days to restore Western's financial ratings to the investment grade level of similarly situated electric public utilities. Western has filed for reconsideration of the order.

         On July 25, 2001, the KCC issued an order reducing the rates of Western's electric utilities by the net amount of $22.7 million annually. Western had sought a combined increase of approximately $151 million annually. Other recommendations in the case would have reduced rates by up to $92 million annually. Western has filed for reconsideration of the order.

         On July 30, 2001, the Company and Western issued a joint release stating that the transaction as presently designed would be difficult to accomplish if the KCC orders remain in effect. The release announced that the Company and Western would begin discussions on how to modify the transaction to address KCC concerns.

         On August 13, 2001, the Company announced that Western had decided to discontinue the talks about modifying the transaction and desired to attempt to obtain regulatory approval of the transaction as currently structured. The Company announced that it continues to believe that the transaction cannot be accomplished on its present terms due to the KCC orders. In addition, the Company announced that it believes that the rate case order will result in a material adverse effect on the financial condition of the combined

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)      Proposed Acquisition (Continued)

companies and that there will be a failure of key conditions to consummation of the transaction if the KCC orders remain in effect. Western has advised the Company that it does not believe that the rate case order results in a material adverse effect.

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

                                    OVERVIEW

         The Company is an investor-owned integrated public utility primarily engaged in the generation, transmission, distribution and sale of electricity and in the transmission, distribution and sale of natural gas within the State of New Mexico. [In addition, in pursuing new business opportunities, the Company provides energy and utility related product offerings through its wholly-owned subsidiary, Avistar.] As it currently operates, the Company's principal business segments are Utility Operations, which include the Electric Product Offering ("Electric") and the Natural Gas Product Offering ("Gas"), and Generation and Trading Operations ("Generation and Trading"). Electric consists of two major business lines that include distribution and transmission. The transmission business line does not meet the definition of a segment for accounting purposes due to its immateriality, and for purposes of this discussion, it is combined with the distribution product offering.

                               UTILITY OPERATIONS

Electric

         The Company provides jurisdictional retail electric service to a large area of north central New Mexico, including the City of Albuquerque and the City of Santa Fe, and certain other areas of New Mexico. Retail sales revenues were $128.6 million and $125.4 million for the three months ended June 30, 2001 and 2000, respectively and $254.9 million and $246.8 million for the six months ended June 30, 2001 and 2000, respectively.

         The Company owns or leases 2,887 circuit miles of transmission lines, interconnected with other utilities in New Mexico and south and east into Texas, west into Arizona, and north into Colorado and Utah. Due to rapid load growth in recent years, most of the capacity on this transmission system is fully committed and there is no additional access available on a firm commitment basis. These factors, together with significant physical constraints in the system, limit the ability to wheel power into the Company's service area from outside the state.

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

         The following table shows gas throughput by customer class:

                                 GAS THROUGHPUT
                            (Thousands of decatherms)

                                                 Three Months Ended           Six Months Ended
                                                     June 30,                       June 30,
                                                2001           2000           2001           2000
                                            ------------   ------------  -------------  -------------

  Residential.................................    3,557          3,686         16,020         14,793
  Commercial..................................    1,466          1,370          5,691          4,861
  Industrial..................................    1,540          1,101          3,520          1,325
  Transportation*.............................   15,223         10,663         24,401         19,674
  Other.......................................    1,110          2,126          2,777          4,058
                                            ------------   ------------  -------------  -------------
                                                 22,896         18,946         52,409         44,711
                                            ============   ============  =============  =============

         The following table shows gas revenues by customer:

                                  GAS REVENUES
                             (Thousands of dollars)

                                                  Three Months Ended          Six Months Ended
                                                     June 30,                       June 30,
                                               2001           2000           2001           2000
                                            ------------   ------------  -------------  -------------

  Retail......................................  $44,802        $30,426       $166,396        $93,277
  Commercial..................................   12,881          8,189         49,675         24,804
  Industrial..................................   12,381          3,884         25,918          4,678
  Transportation*.............................    6,411          2,947         10,413          6,931
  Other.......................................   10,609          9,068         26,618         19,370
                                            ------------   ------------  -------------  -------------
                                               $ 87,084        $54,514       $279,020        149,060
                                            ============   ============  =============  =============

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

         The following table shows sales by customer class:

                     GENERATION AND TRADING SALES BY MARKET
                                (Megawatt hours)

                                                   Three Months Ended                Six Months Ended
                                                        June 30,                         June 30,
                                                 2001              2000           2001              2000
                                             --------------    -------------  --------------    -------------

Intersegment sales........................       1,771,214        1,721,661       3,489,779        3,376,811
Firm-requirement wholesale................         152,947           46,835         275,734           94,756
Other contracted off-system sales.........       1,604,223        1,471,743       3,505,484        3,514,741
Economy energy sales......................       1,394,185        1,427,082       2,528,269        2,699,750
                                             --------------    -------------  --------------    -------------
                                                 4,922,569        4,667,321       9,799,266        9,686,058
                                             ==============    =============  ==============    =============

         The following table shows revenues by customer class:

                    GENERATION AND TRADING REVENUES BY MARKET
                             (Thousands of dollars)

                                                   Three Months Ended                Six Months Ended
                                                        June 30,                         June 30,
                                                 2001              2000            2001             2000
                                             --------------    -------------  ---------------   -------------

Intersegment revenues.....................       $ 83,396          $ 78,869       $ 164,313         $154,692
Firm-requirement wholesale................          4,234             1,890           7,363            3,625
Other contracted off-system revenues......        243,000            65,697         440,891          128,504
Economy energy sales......................        216,570            86,912         426,211          122,626
Other*....................................        (22,442)         (11,457)         (22,855)        (11,238)
                                             --------------    -------------  ---------------   -------------
                                                 $524,758          $221,911      $1,015,923         $398,208
                                             ==============    =============  ===============   =============

*Includes mark-to-market gains/(losses). See footnote (4) in Notes to Consolidated Financial Statements.

         The Company has ownership interests in certain generating facilities located in New Mexico, including the San Juan Generating Station and the Four

Corners Power Plant, coal fired plants. In addition, the Company has ownership and leasehold interests in Palo Verde Nuclear Generating Station ("PVNGS") located in Arizona. These generation assets are used to supply retail and wholesale customers. The Company also owns Reeves Generating Station and Las Vegas Generating Station, gas and oil fired plants, that are used for reliability purposes or to generate electricity for the wholesale market during certain demand periods in the Generation and Trading Operations' wholesale power markets.

         As of June 30, 2001, the total net generation capacity of facilities owned or leased by the Company was 1,653 MW, including a 132 MW power purchase contract accounted for as an operating lease. In addition to its generation capacity, the Generation and Trading Operations purchases power in the open market.

                                     AVISTAR

         The Company's wholly-owned subsidiary, Avistar, was formed in August 1999 as a New Mexico corporation and is currently engaged in certain unregulated, non-utility business ventures. The PRC authorized the Company to invest $50 million in equity in Avistar and to enter into a reciprocal loan agreement for up to $30 million. The Company has currently invested $35 million in Avistar and has no amounts outstanding under the reciprocal loan agreement.

                              PROPOSED ACQUISITION

         On November 9, 2000, the Company and Western Resources, Inc. ("Western Resources") announced that both companies' boards of directors approved an agreement under which the Company will acquire the Western Resources' electric utility operations in a tax-free, stock-for-stock transaction. Due to recent actions by the Kansas Corporation Commission ("KCC"), the Company believes the transaction cannot be accomplished under the terms of the present acquisition agreement if the orders remain in effect. (See "Other Issues Facing The Company-Proposed Acquisition of Western Resources Electric Operations" below).

         If the present transaction is completed, the new combined company will serve over one million retail electric customers and 435,000 retail gas customers in New Mexico and Kansas and will have generating capacity of more than 7,000 MW. The Company intends to proceed with plans to add generation capacity to serve Western United States wholesale markets. If completed, the transaction will also make the new company a leading energy supplier in the Western and Midwestern wholesale markets.

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

         The amendments to the Restructuring Act require that the PRC approve a holding company, subject to terms and conditions in the public interest, without corporate separation of the regulated and deregulated activities, by July 1, 2001. In addition, the amendments allow utilities to engage in unregulated power generation business activities until corporate separation is implemented. The Company believes that its ability to form a new holding company and expand generation assets in an unregulated environment will give it the flexibility it needs to pursue its strategic plan despite the delay in customer choice and corporate separation. The Company is unable to predict the form its restructuring will take under the delayed implementation of customer choice. The formulation of a restructuring plan will be dependent on future business conditions at the expected time customer choice is implemented (See Other Issues Facing The Company - Recovery of Certain Costs Under The Restructuring Act" below).

         In June 2000, shareholders approved the mandatory share exchange necessary to implement a holding company structure, with the holding company to be named Manzano Corporation. In April 2001, the Company's Board of Directors amended the articles of incorporation of the proposed holding company to rename the holding company "PNM Resources, Inc." (PNM Resources). In April 2001, the Company filed its application for the creation of a holding company. Hearings on the matter occurred in mid May. The PRC issued an order approving formation of a holding company on June 28, 2001. The order limits the Company's proposed utility subsidiary's ability to pay dividends to the parent holding company to annual current earnings determined on a rolling four quarter average and imposes certain regulatory requirements on the construction of merchant generation plants. The Company believes that certain conditions imposed by the PRC order are unnecessarily burdensome and could have an adverse effect on the Company's ability to execute its growth strategy. On July 27, 2001, the Company asked the PRC to reconsider certain conditions imposed by the order. The PRC has until August 16 to respond to the Company's request for rehearing. If the PRC does not act by then, the request is automatically denied. The Company is unable to predict the outcome of a rehearing if granted. If the result of the request for rehearing is unfavorable, the Company will consider filing an appeal to the New Mexico Supreme Court.

                              COMPETITIVE STRATEGY

         The Restructuring Act, as amended, allows the Company and other utilities to build, operate, invest in or acquire new generating plants for merchant purposes in the interim with minimum regulatory approvals. These new plants will be excluded from utility rates under the provisions of the bill. The cost of new unregulated utility generation resources will serve as a cap for ratemaking purposes, for the price of new resources needed to serve retail customers until customer choice and corporate restructuring is implemented. In addition, the New Mexico Legislature passed and the Governor signed, an amendment to the Public Utility Act requiring the PRC to act on siting applications for certain generating plants and transmission lines within six months. The PRC is allowed an additional ten months to act on transmission applications that are environmentally sensitive.

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

         The Company's current business plan calls for increasing generating capacity and wholesale sales. The Company's ability to execute its growth plan may be impacted by the holding company order issued by the PRC on June 28, 2001 (see "Restructuring the Electric Utility Industry" above). The Company intends to spend approximately $800 million over the next five years to grow its generation portfolio. Such growth will be dependent upon the Company's ability to generate funds for the Company's expansion. The Company currently has $233 million of available cash as well as adequate borrowing capacity to fund the expansion program. There can be no assurance that investments in new unregulated generation facilities will be successful or, if unsuccessful, that they will not have a direct or indirect adverse effect on the Company.

         At the Federal level, there have been a number of proposals on electric restructuring being considered with no concrete timing for definitive actions. None of these proposals have been acted upon by Congress. Issues such as stranded cost recovery, market power, utility regulation reform, the role of states, subsidies, consumer protections and environmental concerns are expected to be considered in the current Congressional session. In addition, the FERC has stated that if Congress mandates electric retail access, it should leave the details of the program to the states with the FERC having the authority to order the necessary transmission access for the delivery of power for the states' retail access programs. Recent federal actions have focused on the energy crisis in California with bills being introduced to require caps on wholesale prices. In addition, the Senate Banking Committee has voted 19-1 to repeal the Public Utility Holding Company Act.

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

  Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

                        Three Months Ended June 30, 2001

                                                              Utility
                                         -------------------------------------------       Generation
                                                 Electric                   Gas            and Trading
                                         ---------------------  --------------------  ---------------------

Operating revenues:
  External customers...................    $136,368     99.87%    $ 87,084   100.00%   $441,362     84.11%
  Intersegment revenues................         177      0.13            -     0.00      83,396     15.89
                                         ----------  ---------  ----------  --------  ---------- ----------
  Total revenues.......................     136,545    100.00       87,084   100.00     524,758    100.00
                                         ----------  ---------  ----------  --------  ---------- ----------
Cost of energy sold....................       1,252      0.92       57,745    66.31     374,844     71.43
Intersegment purchases.................      83,396     61.08            -     0.00         177      0.03
                                         ----------  ---------  ----------  --------  ---------- ----------
  Total fuel costs.....................      84,648     61.99       57,745    66.31     375,021     71.47
                                         ----------  ---------  ----------  --------  ---------- ----------
Gross margin...........................      51,897     38.01       29,339    33.69     149,737     28.53
                                         ----------  ---------  ----------  --------  ---------- ----------
Administrative and other costs.........      10,812      7.92       11,488    13.19       6,700      1.28
Energy production costs................         193      0.14          382     0.44      37,304      7.11
Depreciation and amortization..........       8,066      5.91        5,333     6.12      10,521      2.00
Transmission and distribution costs....       8,334      6.10        6,647     7.63         100      0.02
Taxes other than income taxes..........       3,133      2.29        2,056     2.36       2,322      0.44
Income taxes...........................       6,761      4.95          189     0.22      33,134      6.31
                                         ----------  ---------  ----------  --------  ---------- ----------
  Total non-fuel operating expenses....      37,299     27.32       26,095    29.97      90,081     17.17
                                         ----------  ---------  ----------  --------  ---------- ----------
Operating income.......................     $14,598     10.69%     $ 3,244     3.73%    $59,656     11.37%
                                         ----------  ---------  ----------  --------  ---------- ----------

                        Three Months Ended June 30, 2000

                                                             Utility
                                         ---------------------------------------------      Generation
                                                Electric                  Gas               and Trading
                                         ----------------------- --------------------- --------------------

Operating revenues:
  External customers...................    $130,142      99.86%    $54,514    100.00%   $143,042     64.46%
  Intersegment revenues................         177       0.14           -      0.00      78,869     35.54
                                         -----------  ---------- ----------  --------- ---------- ---------
  Total revenues.......................     130,319     100.00      54,514    100.00     221,911    100.00
                                         -----------  ---------- ----------  --------- ---------- ---------
Cost of energy sold....................       1,132       0.87      30,097     55.21     149,165     67.22
Intersegment purchases.................      78,869      60.52           -      0.00         177      0.08
                                         -----------  ---------- ----------  --------- ---------- ---------
  Total fuel costs.....................      80,001      61.39      30,097     55.21     149,342     67.30
                                         -----------  ---------- ----------  --------- ---------- ---------
Gross margin...........................      50,318      38.61      24,417     44.79      72,569     32.70
                                         -----------  ---------- ----------  --------- ---------- ---------
Administrative and other costs.........       8,427       6.47       9,393     17.23       4,399      1.98
Energy production costs................         212       0.16         421      0.77      35,272     15.89
Depreciation and amortization..........       7,720       5.92       4,515      8.28      10,391      4.68
Transmission and distribution costs....       8,003       6.14       6,777     12.43          16      0.01
Taxes other than income taxes..........       3,165       2.43       1,832      3.36       2,567      1.16
Income taxes...........................
                                              7,186       5.51        (482)   (0.88)       3,330      1.50
                                         -----------  ---------- ----------  --------- ---------- ---------
  Total non-fuel operating expenses....      34,713      26.64      22,456     41.19      55,975     25.22
                                         -----------  ---------- ----------  --------- ---------- ---------
Operating income.......................     $15,605      11.97%    $ 1,961      3.60%   $ 16,594      7.48%
                                         -----------  ---------- ----------  --------- ---------- ---------

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

UTILITY OPERATIONS

         Electric - Operating revenues increased $6.2 million (4.8%) for the period to $136.5 million. Retail electricity delivery grew 2.9% to 1.77 million MWh in 2001 compared to 1.72 million MWh delivered in the prior year period, resulting in increased revenues of $3.3 million period-over-period. This volume increase was the result of both a weather-driven increase in consumption and normal load growth. In addition, transmission wheeling revenues increased $3.4 million as a result of additional capacity sales. These sales were generated by high demand to transmit electricity to California and other states.

         The gross margin, or operating revenues minus cost of energy sold, increased $1.6 million but declined slightly as a percentage of revenues. This dollar increase reflects the increased energy sales, partially offset by an increase in intersegment transfer pricing. Gross margin as a percentage of revenues declined from 38.6% to 38.0%. The decline in gross margin percentage is primarily a result of the increase in intersegment transfer pricing. The Company's Generation and Trading Operations exclusively provide power to Electric. Intersegment purchases from the Generation and Trading Operations are priced using internally developed transfer pricing and are not based on market rates. Customer rates for electric service are set by the PRC based on the recovery of the cost of power production and a rate of return that includes certain generation assets that are part of Generation and Trading Operations, among other things.

         Administrative and general costs increased $2.4 million (28.3%) for the period. This increase is primarily due to increased pension and benefits expense resulting from lower than expected investment returns on related plan assets. As a percentage of revenues, administrative and other costs increased to 7.9% from 6.5% for the three months ended June 30, 2001 and 2000, respectively, as a result of the increased pension and benefits costs.

         Gas - Operating revenues increased $32.6 million (59.7%) for the period to $87.1 million. This increase was driven by a 32.1% increase in the average rate charge per decatherm due to continued high market prices for natural gas in the second quarter of 2001 resulting from increased market demand, a 20.9% volume increase and a gas rate increase which became effective October 30, 2000. Residential and commercial customers volume decreased slightly (0.7%). Customer volume, other than residential and commercial, increased 28.7%. This growth was primarily attributed to transportation and industrial customers such as the Company's Generation and Trading Operations whose increased demand was driven by the strong power market prevailing in the Western United States during the second quarter of 2001. In the second quarter of 2001, the Company's Generation and Trading Operations began procuring its gas supply independent of the Company and contracting with the Utility Operations for transportation services only. The Company does not earn cost of service revenues on transportation customers.

         The gross margin, or operating revenues minus cost of energy sold, increased $4.9 million (20.2%). This increase is due to the rate increase, higher distribution volumes on which the Company earns cost of service revenues and higher off-system transportation volumes. The Company purchases natural gas in the open market and resells it at cost to its distribution customers. As a result, the increase in gas prices driving increased cost of sales revenues does not have an impact on the Company's gross margin or earnings.

         Administrative and general costs increased $2.1 million (22.3%). This increase is due to increased pension and benefits expense and customer service expense for increased collection activities, partially offset by decreased bad debt costs due to stabilization of the Company's new billing system.

         Depreciation and amortization increased $0.8 million (18.1%) for the period due to a higher depreciable plant base.

GENERATION AND TRADING OPERATIONS

         Operating revenues grew $302.8 million (136.5%) for the period to $524.8 million. This increase in wholesale electricity sales reflects prevailing strong regional wholesale electric prices. The Company delivered wholesale
(bulk) power of 3.2 million MWh of electricity this period compared to 2.9 million MWh delivered in the prior period, an increase of 7.0%. The MWh increase is attributable to increased wholesale trading activity during the period.

         The strong wholesale electric prices were caused by limited power generation capacity, increased natural gas prices and the power supply/demand imbalance in the Western United States. These factors contributed to unusually high wholesale prices in the second half of 2000 and most of 2001, to date, which the Company does not believe to be sustainable in the long-term but may continue in 2002. In fact, the wholesale electric and natural gas markets experienced falling price levels at the end of the second quarter of 2001. This trend has continued in the third quarter of 2001. In addition, on June 19, 2001, the Federal Energy Regulatory Commission ("FERC") mandated a price mitigation plan. Since the end of the second quarter, prices have declined significantly, and liquidity in the market place - the opportunity to buy/resell power - has also declined as trading activity has slowed (see Other Issues Facing the Company - Western United States Wholesale Power Market). If these trends continue, the Company expects operating revenues from wholesale trading activities to decline from levels achieved in the last half of 2000 and first half of 2001(see Future Expectations).

         The majority of the wholesale sales are from power purchased for resale. Exposure to adverse market moves is limited through an asset backed strategy, whereby the Company's aggregate net open position is covered by its generation resources, primarily generation which has been excluded from retail rates. This strategy, along with the Company's credit policies, limits the Company's wholesale sales in a volatile market. Wholesale revenues from third-party customers increased from $143.0 million to $441.4 million, a 208.6% increase. The increase was largely price driven.

         The gross margin, or operating revenues minus cost of energy sold, increased $77.2 million (106.3%). Gross margin as a percentage of revenues decreased from 32.7% to 28.5% reflecting increased prices for purchased power for resale. Higher margins were partially offset by unrealized mark-to-market losses of $27.3 million which the Company recognized relating to its power trading contracts (see Note 4 of the Notes to Consolidated Financial

Statements). This mark-to-market adjustment is due to the significant decline in electric prices at the end of the second quarter. In addition, as a result of the falling prices at the end of the second quarter, the Company recorded a $6.5 million reduction in its allowances for market price volatility and credit risk in the wholesale power market (see Other Issues Facing The Company - Western United States Wholesale Power Market). These items were recorded as revenue adjustments.

         Administrative and general costs increased $2.3 million (52.3%) for the period. This increase is primarily due to increased pension and benefits expense. As a percentage of revenues, administrative and other costs decreased to 1.3% from 2.0% for the three months ended June 30, 2001 and 2000, respectively as a result of increased revenues.

         Energy production costs increased $2.0 million (5.8%) for the period. The increase is due to higher maintenance costs in 2000 resulting from scheduled and unscheduled outages at San Juan, Palo Verde and Four Corners and increased generation at Reeves, one of the Company's gas generation facilities, which has a higher cost of production than its coal and nuclear facilities. As a percentage of revenues, energy production costs decreased from 15.9% to 7.1%. The decrease is primarily due to the significant increase in energy revenues.

                             UNREGULATED BUSINESSES

         Avistar continued to experience lower business volumes resulting from slow developing markets associated with its new product offerings. Operating losses for Avistar increased from $0.8 million in the prior year period to $1.6 million in the current year period primarily due to increased costs related to the shut down of certain operations.

CONSOLIDATED

           Corporate administrative and general costs, which represent costs that are driven exclusively by corporate-level activities, decreased $2.7 million for the period. This decrease was due to lower legal costs associated with routine business operations and lower reorganizational costs incurred in 2000 that did not occur in 2001 due to the legislative mandated delay in separating utility operations under the Restructuring Act (see "Restructuring The Electric Utility Industry"). This decrease is partially offset by an increase in bonus accruals reflecting the Company's earnings profile for 2001.

           Other income and deductions, net of taxes, decreased $21.3 million for the period to a loss of $14.6 million primarily due to the write-off of $13.0 million (pre-tax) of non-recoverable coal mine decommissioning costs previously established as a regulatory asset. As a result of the Company's evaluation of its regulatory strategy in light of the holding company filing in May 2001, management determined that it would not seek recovery at the Federal level of a portion of its previously established regulatory cost asset. The remaining portion of costs associated with coal mine decommissioning that are attributed to local jurisdictional customers will be sought in future rate cases. As a result, the Company will continue to evaluate the recoverability of such costs as the rate making process occurs. In addition, the Company will identify its stranded costs as separation nears (See Other Issues Facing the Company - Recovery of Certain Costs Under the Restructuring Act). The current period also had a donation of $5.0 million (pre-tax) to the PNM Foundation, unrecoverable costs of $2.3 million (pre-tax) related to a failed transmission line, increased mark-to-market losses on the PVNGS decommissioning trust assets of $1.0 million (pre-tax) (see Note 4 to the Consolidated Financial Statements) and $3.6 million (pre-tax) of costs related to the Company's proposed acquisition of Western Resources' electric utility operations. If the transaction continues to move forward, the Company expects to continue to incur acquisition related costs in 2001 and beyond (see "Other Issues Facing the Company - Proposed Acquisition of Western Resources Electric Operations" below).

         The Company's consolidated income tax expense was $20.9 million in the three months ended June 30, 2001, an increase of $11.2 million for the period. The Company's income tax effective rate for the three months ended June 30, 2001 was 29.68%. Included in the Company's 2001 taxable income are certain non-deductible costs related to the Company's acquisition of Western Resources' electric utility operations. In addition, income tax expense includes the reversal of $6.6 million of allowances taken against certain income tax related regulatory assets in 2000 as a result of the Company's evaluation of its regulatory strategy in light of the holding company filing in May 2001. In 2000, management believed these income tax related regulatory assets would not be recoverable based on the probable financial outcome of industry restructuring in New Mexico. The charge to earnings in 2000, related to the write-off of these assets, reflected management's view of the probable financial outcome of industry restructuring in New Mexico based on discussions between the Company and the PRC staff at that time. Currently, management fully expects to recover these costs in future rate cases, a situation that was not possible prior to the delay in open access in New Mexico. Excluding the impact of these items, the Company's effective tax rate was 38.8%. The Company's effective tax rate for the three months ended June 30, 2000 was 35.0%. The increase in the rate was primarily due to an increase in the depreciation of flow-through items.

           The Company's net earnings for the three months ended June 30, 2001 were $49.6 million, a 175.8% increase. Excluding the write-off of coal mine decommissioning costs, the donation to the PNM Foundation and the Western Resources' acquisition costs and the related impact on the effective tax rate ("2001 Special Items"), the Company's net earnings were $62.8 million. Net earnings for the three months ended June 30, 2000 were $18.0 million. Net earnings from continuing operations excluding the 2001 Special Items increased from $18.0 million in 2000 to $62.8 million in 2001.

           Earnings per share on a diluted basis were $1.57 (excluding the 2001 Special Items) for the three months ended June 30, 2001 compared to $0.45 for the three months ended June 30, 2000. Diluted weighted average shares outstanding were 40.0 million and 39.6 million in 2001 and 2000, respectively. The increase reflects the increase in the common stock share price, which had a dilutive effect on options outstanding in 2001, partially offset by the common stock repurchase program in 2000. Net earnings per share from continuing operations primarily increased due to increased operating income from the Company's Generation and Trading Operations.

    Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 2000

The table below sets forth the operating results as percentages of total operating revenues for each business segment.


                         Six Months Ended June 30, 2001

                                                              Utility
                                           -----------------------------------------     Generation
                                                 Electric                 Gas            and Trading
                                           -------------------- -------------------- ----------------------

Operating revenues:
  External customers.....................  $270,714     99.87%  $279,020    100.00%    $851,610     83.83%
  Intersegment revenues..................       353      0.13          -      0.00      164,313     16.17
                                           --------  ---------- ---------  --------- ----------- ----------
  Total revenues.........................   271,067    100.00    279,020    100.00    1,015,923    100.00
                                           --------  ---------- ---------  --------- ----------- ----------
Cost of energy sold......................     2,812      1.04    206,217     73.91      721,910     71.06
Intersegment purchases...................   164,313     60.62          -      0.00          353      0.03
                                           --------  ---------- ---------  --------- ----------- ----------
  Total fuel costs.......................   167,125     61.65    206,217     73.91      722,263     71.09
                                           --------  ---------- ---------  --------- ----------- ----------
Gross margin.............................   103,942     38.35     72,803     26.09      293,660     28.91
                                           --------  ---------- ---------  --------- ----------- ----------
Administrative and other costs...........    20,546      7.58     23,688      8.49       11,660      1.15
Energy production costs..................       503      0.19        812      0.29       71,588      7.05
Depreciation and amortization............    16,091      5.94     10,623      3.81       21,416      2.11
Transmission and distribution costs......    16,441      6.07     13,703      4.91          213      0.02
Taxes other than income taxes............     5,660      2.09      3,652      1.31        4,243      0.42
Income taxes.............................    14,311      5.28      5,694      2.04       65,856      6.48
                                           --------  ---------- ---------  --------- ----------- ----------
  Total non-fuel operating expenses......    73,552     27.13     58,172     20.85      174,976     17.22
                                           --------  ---------- ---------  --------- ----------- ----------
Operating income.........................   $30,390     11.21%   $14,631      5.24%    $118,684     11.68%
                                           --------  ---------- ---------  --------- ----------- ----------

                         Six Months Ended June 30, 2000

                                                              Utility
                                           -------------------------------------------        Generation
                                                 Electric          Gas                        and Trading
                                           -------------------- ---------------------- ----------------------

Operating revenues:
  External customers.....................   $256,064    99.86%  $ 149,060     100.00%    $243,516    61.15%
  Intersegment revenues..................        353     0.14           -       0.00      154,692    38.85
                                           ---------- --------- ----------  ---------- ----------- ----------
  Total revenues.........................    256,417   100.00     149,060     100.00      398,208   100.00
                                           ---------- --------- ----------  ---------- ----------- ----------
Cost of energy sold......................      2,265     0.88      87,930      58.99      257,922    64.77
Intersegment purchases...................    154,692    60.33           -       0.00          353     0.09
                                           ---------- --------- ----------  ---------- ----------- ----------
  Total fuel costs.......................    156,957    61.21      87,930      58.99      258,275    64.86
                                           ---------- --------- ----------  ---------- ----------- ----------
Gross margin.............................     99,460    38.79      61,130      41.01      139,933    35.14
                                           ---------- --------- ----------  ---------- ----------- ----------
Administrative and other costs...........     17,502     6.83      19,306      12.95        8,694     2.18
Energy production costs..................        628     0.24         789       0.53       70,131    17.61
Depreciation and amortization............     16,047     6.26       9,881       6.63       20,703     5.20
Transmission and distribution costs......     15,866     6.19      14,178       9.51           24     0.01
Taxes other than income taxes............      6,495     2.53       3,808       2.55        5,334     1.34
Income taxes.............................     13,285     5.18       3,089       2.07        4,758     1.19
                                           ---------- --------- ----------  ---------- ----------- ----------
  Total non-fuel operating expenses......     69,823    27.23      51,051      34.25      109,644    27.53
                                           ---------- --------- ----------  ---------- ----------  ----------
Operating income.........................    $29,637    11.56%   $ 10,079       6.76%    $ 30,289     7.61%
                                           ---------- --------- ----------  ---------- ----------- ----------

                                       36

    Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

UTILITY OPERATIONS

         Electric - Operating revenues increased $14.7 million (5.7%) for the period to $271.1 million. Retail electricity delivery grew 3.4% to 3.49 million MWh in 2001 compared to 3.38 million MWh delivered in the prior year period, resulting in increased revenues $8.1 million period-over-period. This volume increase was the result of both a weather-driven increase in consumption and load growth. In addition, transmission wheeling revenues increased $6.1 million as a result of additional capacity sales and other revenues increased $1.6 million primarily for new property leasing for telecommunication systems.

         The gross margin, or operating revenues minus cost of energy sold, increased $4.5 million but declined slightly as a percentage of revenues. This dollar increase reflects the increased energy sales transmission wheeling revenues and the telecommunication property leasing, partially offset by an increase in intersegment transfer pricing. Gross margin as a percentage of revenues declined from 38.8% to 38.4%. The decline in gross margin percentage is primarily a result of the increase in intersegment transfer pricing. The Company's Generation and Trading Operations exclusively provide power to Electric. Intersegment purchases from the Generation and Trading Operations are priced using internally developed transfer pricing and are not based on market rates. Customer rates for electric service are set by the PRC based on the recovery of the cost of power production and a rate of return that includes certain generation assets that are part of Generation and Trading Operations, among other things.

         Administrative and general costs increased $3.0 million (17.4%) for the period. This increase is primarily due to increased pension and benefits expense resulting primarily from lower than expected investment returns on related plan assets. As a percentage of revenues, administrative and other costs increased to 7.6% from 6.8% for the six months ended June 30, 2001 and 2000, respectively, as a result of the increased pension and benefits costs.

         Transmission and distribution costs increased $0.6 million (3.6%) primarily due to increased transmission maintenance for reliability purposes. Transmission and distribution costs as a percentage of revenues were 6.1% for the six months ended June 30, 2001 and 2000, respectively.

         Taxes other than income decreased $0.8 million (12.9%) due to higher tax liabilities in the prior year period as a result of audits by certain tax authorities. Taxes other than income as a percentage of revenues decreased to 2.1% from 2.5%.

         Gas - Operating revenues increased $130.0 million (87.2%) for the period to $279.0 million. This increase was driven by a 61.4% increase in the average rate charge per decatherm due to prevailing high wholesale gas prices in 2001 resulting from increased market demand, a 17.2% volume increase and a gas rate increase, which became effective October 30, 2000. Residential and commercial customers volume increased 10.5% due to a colder winter during 2001. Customer volume, other than residential and commercial, increased 22.5%. This growth was primarily attributed to transportation and industrial customers such as the Company's Generation and Trading Operations whose increased demand was driven by the strong power market prevailing in the Western United States during 2001. In the second quarter of 2001, the Company's Generation and Trading Operations began procuring its gas supply independent of the Company and contracting with the Utility Operations for transportation services only. The Company does not earn cost of service revenues on transportation customers.

         The gross margin, or operating revenues minus cost of energy sold, increased $11.7 million (19.1%). This increase is due to the rate increase, higher distribution volumes on which the Company earns cost of service revenues and higher off-system transportation volumes. The Company purchases natural gas in the open market and resells it at cost to its distribution customers. As a result, the increase in gas prices driving increased cost of sales revenues does not have an impact on the Company's gross margin or earnings.

         Administrative and general costs increased $4.4 million (22.7%). This increase is due largely to increased pension and benefits expense as well as increased bad debt costs recognized in anticipation of a higher than normal delinquency rate driven by the significantly higher natural gas prices experienced in the 2000-2001 heating season. This trend is similar to historic collection trends and patterns associated with past natural gas price spikes.

         Depreciation and amortization increased $0.7 million (7.5%) for the period due to a higher depreciable plant base.

         Transmission and distribution costs decreased $0.5 million (3.4%) primarily due to increased capital activity and unfilled vacancies.

GENERATION AND TRADING OPERATIONS

         Operating revenues grew $617.7 million (155.1%) for the period to $1.0 billion. This increase in wholesale electricity sales reflects continued strong regional wholesale electric prices. The Company delivered wholesale (bulk) power of 6.3 million MWh of electricity this period, which remained constant as compared to the prior period.

         The strong wholesale electric prices were caused by limited power generation capacity, increased natural gas prices and the power supply/demand imbalance in the Western United States. These factors contributed to unusually high wholesale prices in the second half of 2000 and most of 2001, which the Company does not believe to be sustainable in the long-term, but may continue in 2002. In fact, the market experienced falling price levels at the end of the second quarter of 2001. This trend has continued in the third quarter of 2001. In addition, on June 19, 2001, the Federal Energy Regulatory Commission ("FERC") mandated a price mitigation plan. Since the end of the second quarter, wholesale electricity prices have declined significantly, and liquidity - the opportunity to buy and resell power - in the market place has also declined as trading activity has slowed (see Other Issues Facing the Company - Western United States Wholesale Power Market). If these trends continue, the Company expects operating revenues to decline in subsequent quarters (see - Future Expectations).

         The majority of the wholesale sales are from power purchased for resale. Exposure to adverse market moves is limited through an asset backed strategy, whereby the Company's aggregate net open position is covered by its generation resources, primarily generation which has been excluded from retail rates. This strategy, along with the Company's credit policies, limits the Company's wholesale sales in a volatile market. Wholesale revenues from third-party customers increased from $243.5 million to $851.6 million, a 249.7% increase. The increase was largely price driven.

         The gross margin, or operating revenues minus cost of energy sold, increased $153.7 million (109.9%). Gross margin as a percentage of revenues decreased from 35.1% to 28.9% reflecting increased prices for purchased power for resale. Higher margins were partially offset by unrealized mark-to-market losses of $26.2 million which the Company recognized relating to its power trading contracts (see Note 4 of the Notes to Consolidated Financial Statements). This mark-to-market adjustment is due to the significant decline in electric prices at the end of the second quarter. In addition, the Company recorded $6.7 million of allowances for market and credit risk in the wholesale power market (see Other Issues Facing The Company - Western United States Wholesale Power Market). These items were recorded as revenue adjustments.

         Administrative and general costs increased $3.0 million (34.1%) for the period. This increase is primarily due to increased pension and benefits expense. As a percentage of revenues, administrative and other costs decreased to 1.2% from 2.2% for the six months ended June 30, 2001 and 2000, respectively as a result of increased wholesale revenues.

         Energy production costs increased $1.5 million (2.1%) for the year. The increase is due to higher maintenance costs in 2000 resulting from scheduled and unscheduled outages at San Juan, Palo Verde and Four Corners and increased generation at Reeves, one of the Company's gas generation facility, which has a higher cost of production than its coal and nuclear facilities. As a percentage of revenues, energy production costs decreased from 17.6% to 7.1%. The decrease is primarily due to the significant increase in wholesale revenues.

         Depreciation and amortization increased $0.7 million (3.4%) for the period due to a higher depreciable plant base. Depreciation and amortization as a percentage of revenues decreased from 5.2% to 2.1% due to the increase in wholesale revenues.

         Taxes other than income decreased $1.1 million (20.5%) due to higher tax liabilities in the prior year period as a result of audits by certain tax authorities. Taxes other than income as a percentage of revenues decreased from 1.3% to 0.4% as a result of the increase in wholesale revenues.

                             UNREGULATED BUSINESSES

         Avistar continued to experience lower business volumes resulting from slow developing markets associated with its product offerings. Operating losses for Avistar increased from $2.0 million in the prior year period to $2.8 million in the current year period primarily due to increased costs related to the shut down of certain operations.

CONSOLIDATED

         Corporate administrative and general costs, which represent costs that are driven exclusively by corporate-level activities, increased $1.2 million for the period. This increase was due to additional bonus expense as a result of increased earnings, partially offset by lower legal costs associated with routine business operations and reorganizational costs incurred in 2000 that did not occur in 2000 due to the legislative mandated delay in separating utility operations under the Restructuring Act (see "Restructuring The Electric Utility Industry").

           Other income and deductions, net of taxes, decreased $26.2 million for the period to a loss of $12.0 million primarily due to the write-off of $13.0 million (pre-tax) of non-recoverable coal mine decommissioning costs previously established as a regulatory asset. As a result of the Company's evaluation of its regulatory strategy in light of the holding company filing in May 2001, management determined that it would not seek recovery of a portion of its previously established stranded cost asset. The remaining portion of costs associated with coal mine decommissioning that are attributed to local jurisdictional customers will be sought in future rate cases. As a result, the Company will continue to evaluate the recoverability of such cost as the rate making process occurs. In addition, the Company will identify its stranded cost as separation nears. The current year also had valuation losses of $8.3 million (pre-tax) related to investments in two energy-related technology companies, a donation of $5.0 million (pre-tax) to the PNM Foundation, unrecoverable costs of $2.3 million (pre-tax) related to a failed transmission line, mark-to-market losses on the PVNGS decommissioning trust assets and the Company's hedge of certain non-qualified retirement plan trust assets of $1.8 million (pre-tax) compared to market-to-market gains of $3.7 million (pre-tax) in the prior year (see Note 4 to the Consolidated Financial Statements) and $4.6 million (pre-tax) of costs related to the Company's proposed acquisition of Western Resources' electric utility operations. If the transaction continues to move forward, the Company expects to continue to incur acquisition related costs in 2001 and beyond (see "Other Issues Facing the Company - Proposed Acquisition of Western Resources Electric Operations" below).

         The Company's consolidated income tax expense was $63.6 million in the six months ended June 30, 2001, an increase of $41.2 million for the period. The Company's income tax effective rate for the six months ended June 30, 2001 was 35.97%. Included in the Company's 2001 taxable income are certain non-deductible costs related to the Company's acquisition of Western Resources' electric utility operations and the reversal of $6.6 million of allowances taken against certain income tax related regulatory assets in 2000 as a result of the Company's evaluation of its regulatory strategy in light of the holding company filing in May 2001. In 2000, management believed these income tax related regulatory assets would not be recoverable based on the probable financial outcome of industry restructuring in New Mexico. The charge to earnings in 2000, related to these assets, reflected management's view of the probable financial outcome of industry restructuring in New Mexico, based on discussions occurring between the Company and the PRC staff at that time. Currently, management fully expects to recover these costs in future rate cases. Excluding the impact of these items, the Company's effective tax rate was 38.9%. The Company's effective tax rate for the three months ended June 30, 2000 was 36.0%. The increase in the rate was primarily due to an increase in the depreciation of flow-through items.

           The Company's net earnings for the six months ended June 30, 2001 were $113.1 million, a 183.3% increase. Excluding the write-off of coal mine decommissioning costs, the donation to the PNM Foundation and the Western Resources' acquisition costs and the related impact on the effective tax rate ("2001 Special Items"), the Company's net earnings were $128.2 million. Net earnings for the six months ended June 30, 2000 were $39.9 million. Net earnings from continuing operations excluding the 2001 Special Items increased from $39.9 million in 2000 to $128.2 million in 2001.

           Earnings per share on a diluted basis were $3.21 (excluding the 2001 Special Items) for the six months ended June 30, 2001 compared to $1.00 for the six months ended June 30, 2000. Diluted weighted average shares outstanding were

39.8 million in 2001 and 2000. This reflects the increase in the common stock share price, which had a dilutive effect on options outstanding in 2001, offset by the common stock repurchase program in 2000. Net earnings per share from continuing operations primarily increased due to the increased operating income from the Company's Generation and Trading Operations.

                               FUTURE EXPECTATIONS

         On July 18, 2001, the Company announced that it expects full year 2001 earnings to be between $4.25 and $4.50 per share. While forecasting a substantial increase in earnings for 2001, management does not believe those gains are sustainable over the longer term. As conservation measures take effect in California and throughout the west, and as new generation comes on-line over the next two to three years, management expects that prices will stabilize at somewhat lower levels. In addition, on June 19, 2001, the FERC mandated its price mitigation plan. Prices have gone down significantly and liquidity in the market place has also declined as trading activity has slowed. Since a reduced pricing environment is likely to have a negative impact on the funding new generation, the Company would expect that forward prices would again trend upwards in future periods.

         Looking at the forward prices for power and natural gas and the Company's market positioning and base earnings ability, and assuming the FERC price caps are not decreased further and are lifted as scheduled, management believes that its earnings are sustainable at around $3.50 a share. Currently high wholesale prices have the potential to raise earnings substantially above that level in the near term but management believes that earnings at these higher levels are not sustainable over the long run. As the Company adds new generation resources, it is expected that earnings will trend upwards, although at a rate less than the 10 percent annual growth rate previously targeted by management due to the higher base earnings the Company has forecasted.

         The Company's strategic plan to add generation resources will provide electric wholesale volume growth beginning in 2002 and in the later years of the forecast. These expectations are all stand-alone forecasts and do not take into account any impact of the proposed acquisition of Western Resources.

         Management's revised expectations are based on its current view of the wholesale power market. Management's previous expectations with regard to the Company's utility operations and non-fuel operating and maintenance expenses remain largely unchanged. Management's expectations for 2001 assume retail sales growth will continue at rates comparable to what was experienced in 2000 and the full realization of the favorable outcome of the two gas rate cases settled in August of 2000. Expenses are expected to increase due to inflation, the overall impact of the decline in the investment marketplace of pension and employee benefit plans, growth initiatives and regulatory filing costs. These earnings estimates do not include any costs related to the Company's acquisition of the electric utility assets of Western Resources. The significant capital additions in 2000 are expected to result in increased depreciation and amortization expense in 2001. In addition, because of initiatives undertaken in 2000, it is expected that reduced losses in the non-regulated businesses will contribute to net earnings.

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

                         LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2001, the Company had working capital of $178.0 million including cash and cash equivalents of $233.3 million. This is an increase in working capital of $30.2 million from December 31, 2000. This increase primarily reflects increased cash receipts related to the Company's activity in the wholesale power market.

         Cash generated from operating activities in the six months ended June 30, 2001 was $257.5 million, an increase of $160.6 million from 2000. This increase was primarily the result of increased profitability. In addition, the Company did not make the first quarter estimated federal income tax payment because of an automatic extension granted by the IRS to taxpayers in several counties in New Mexico as a result of wildfires in 2000. This cash increase was partially offset by an increase in the Company's receivables due to increased wholesale electricity sales, net of a decrease in utility customer accounts receivable primarily as a result of seasonal volume declines. Improved operating cash flows have driven the Company's cash balance up to $233.3 million from $84.1 million at year end 2000.

         Cash used for investing activities was $113.0 million in 2001 compared to $65.0 million in 2000. This increased spending reflects combustion turbine progress payments of $37.3 million and $7.5 million related to the acquisition of certain transmission assets.

         Cash used for financing activities was $18.9 million was primarily used to fund dividend requirements. This compared to $68.2 million used in 2000. This decrease reflects the 2000 repurchase of $34.7 million of senior unsecured notes at a cost of $32.8 million and common stock repurchases in 2000 (see "Stock Repurchase" below).

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

Liquidity

         At August 1, 2001, the Company had $170 million of available liquidity arrangements, consisting of $150 million from a senior unsecured revolving credit facility ("Credit Facility"), and $20 million in local lines of credit. The Credit Facility will expire in March 2003. There were no outstanding borrowings as of August 1, 2001.

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

Proposed Holding Company Plan

         Previously, the Company provided details of its proposed holding company plan as contemplated in response to the implementation dates established under the Restructuring Act before it was amended in March of 2001 (see "Restructuring of the Electric Utility Industry" above). As a result of the amendments to the Restructuring Act delaying customer choice and corporate restructuring for five years, the Company has modified its previously reported holding company plan.

         Currently, the Company plans to implement a holding company structure as permitted under the amended Restructuring Act, without corporate separation of the regulated and deregulated activities. This structure provides for a holding company whose current holdings will be the Company, Avistar and other inactive unregulated subsidiaries. This is expected to be effected through a share exchange between current company shareholders and the proposed holding company, PNM Resources, which is currently a wholly-owned subsidiary of the Company. Avistar and the other inactive unregulated subsidiaries are expected to become wholly-owned subsidiaries of the holding company. There are no current plans to provide the proposed holding company with significant debt financing. The Company is unable to predict the form its further restructuring will take under the delayed implementation of customer choice.

         The PRC issued an order approving formation of a holding company on June 28, 2001. The order limits the proposed utility subsidiary's ability to pay dividends to the parent holding company to annual current earnings determined on a rolling four quarter average and imposes certain regulatory requirements on the construction of merchant generation plants. The Company believes that certain conditions imposed by the PRC order are unnecessarily burdensome and could have a negative impact on the Company's ability to execute its growth strategy. On July 27, 2001, the Company asked the PRC to reconsider certain conditions imposed by the order. The PRC has until August 16 to respond to the Company's request for rehearing. If the PRC does not act by then, the request is automatically denied. The Company is unable to predict the outcome of this proceeding. If the result of the request for rehearing is unfavorable, the Company will consider filing an appeal to the New Mexico Supreme Court.

Stock Repurchase

         On August 8, 2000, the Company's Board of Directors approved a plan to repurchase up to $35 million of the Company's common stock through the end of the first quarter of 2001. From August 8, 2000 through December 31, 2000 Company repurchased an additional 417,900 shares of its outstanding common stock at a cost of $9.0 million. The Company made no repurchases of its stock during the six months ended June 30, 2001. The Company has no current authorization from its Board of Directors to acquire stock.

Dividends

         The Company's board of directors reviews the Company's dividend policy on a continuing basis. The declaration of common dividends is dependent upon a number of factors including the extent to which cash flows will support dividends, the availability of retained earnings, the financial circumstances and performance of the Company, the PRC's decisions on the Company's various regulatory cases currently pending, the effect of deregulating generation markets and market economic conditions generally. In addition, the ability to recover stranded costs in deregulation (as amended), conditions imposed on holding company formation, future growth plans and the related capital requirements and standard business considerations may also affect the Company's ability to pay dividends.

Capital Structure

         The Company's capitalization percentage, including current maturities of long-term debt, at June 30, 2001 and December 31, 2000 is shown below:

                                                 June 30,         December 31,
                                                   2001               2000
                                                ---------         ----------

         Common Equity.......................       50.7%             48.6%
         Preferred Stock.....................        0.7               0.7
         Long-term Debt......................       48.6              50.7
                                                ---------         ----------
            Total Capitalization*............      100.0%            100.0%
                                                =========         ==========

         * Total capitalization does not include as debt the present value of the Company's lease obligations for PVNGS Units 1 and 2 and EIP, which was $165 million as of June 30, 2001 and $166 million as of December 31, 2000.

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

         Approximately $151 million of costs associated with the power supply and energy services businesses under the Restructuring Act were established as regulatory assets. Because of the Company's belief that recovery is probable, these regulatory assets continue to be classified as regulatory assets, although the Company has discontinued Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71) and adopted Statement of Financial Accounting Standards No. 101, "Regulated Enterprises--Accounting for the Discontinuance of Application of FASB Statement 71." The amendments to the Restructuring Act will allow the Company to pursue the collection of $100 million of coal mine decommissioning costs. The Company intends to seek such recovery in its next rate case filing and believes that such costs are fully recoverable. The Company believes that any remaining stranded cost assets will be fully recovered in current or future rates, including non-bypassable wires charge.

         The Company believes that the Restructuring Act, as amended, if properly applied provides an opportunity for recovery of a reasonable amount of stranded costs should such costs exist at the point of separation. If regulatory orders do not provide for a reasonable recovery, the Company is prepared to vigorously pursue judicial remedies. The PRC will make a determination and quantification of stranded cost recovery prior to implementation of restructuring. The determination may have an impact on the recoverability of the related assets and may have a material effect on the future financial results and position of the Company.

Transition Cost Recovery

         In addition, the Restructuring Act, as amended, authorizes utilities to recover in full any prudent and reasonable costs incurred in implementing full open access ("transition costs"). These transition costs are currently scheduled to be recovered through 2012 by means of a separate wires charge. The PRC may extend this date by up to one year. The Company is unable to predict the amount of transition costs it may incur. To date, the Company has capitalized $22.4 million of expenditures that meet the Restructuring Act's definition of transition-related costs. Transition costs for which the Company will seek recovery include professional fees, financing costs, consents relating to the transfer of assets, management information system changes including billing system changes and public and customer education and communications. Recoverable transition costs are currently being capitalized and will be amortized over the recovery period to match related revenues. The Company intends to vigorously pursue remedies available to it should the PRC disallow recovery of reasonable transition costs. Costs not recoverable will be expensed when incurred unless these costs are otherwise permitted to be capitalized under current and future accounting rules. If the amount of non-recoverable transition costs is material, the resulting charge to earnings may have a material effect on the future financial results and position of the Company.

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

         The Restructuring Act, as amended, allows for the recoverability of 50% up to 100% of stranded costs including nuclear decommissioning costs (see "Stranded Costs"). The Restructuring Act, as amended, specifically identifies nuclear decommissioning costs as eligible for separate recovery over a longer period of time than other stranded costs if the PRC determines a separate recovery mechanism to be in the public interest. In addition, the Restructuring Act, as amended, states that it does not require the PRC to issue any order which would result in loss of eligibility to exclusively use external sinking fund methods for decommissioning obligations pursuant to Federal regulations. When final determination of stranded cost recovery is made and if the Company is unable to meet the requirements of the NRC rules permitting the use of an external sinking fund because it is unable to recover all of its estimated decommissioning costs through a non-bypassable charge, the Company may have to pre-fund or find a similarly capital intensive means to meet the NRC rules. There can be no assurance that such an event will not negatively affect the funding of the Company's growth plans.

          PROPOSED ACQUISITION OF WESTERN RESOURCES ELECTRIC OPERATIONS

         On November 9, 2000, the Company and Western Resources announced that both companies' boards of directors approved an agreement under which the Company will acquire the Western Resources electric utility operations in a tax-free, stock-for-stock transaction. Due to recent actions by the KCC, the transaction cannot be accomplished under the terms of the present acquisition agreement if the orders remain in effect (see below).

Present Acquisition Agreement

         Under the present agreement and plan of restructuring and merger, the Company and Western Resources, whose utility operations consist of its Kansas Power and Light ("KPL") division and Kansas Gas and Electric ("KGE") subsidiary, will both become subsidiaries of a new holding company to be named at a future date. Prior to and as a condition to, the consummation of this combination, Western Resources will reorganize all of its non KPL and KGE assets, including its 85% stake in Protection One and its 45% investment in ONEOK, into Westar Industries which will be spun off to Western Resources' shareholders prior to the acquisition of Western's electric utility assets by the Company.

         Under the present agreement, the new holding company will issue 55 million of its shares, subject to adjustment, to Western Resources' shareholders and Westar Industries and 39 million shares to the Company's shareholders. Before any adjustments, the new company will have approximately 94 million shares outstanding, of which approximately 41% will be owned by former Company shareholders and 59% will be owned by former Western Resources shareholders and Westar Industries.

         In the present transaction, each Company share will be exchanged on a one-for-one basis for shares in the new holding company. The portion of each Western Resources share not converted into Westar stock in connection with the spin-off will be exchanged for a fraction of a share of the new holding company in accordance with an exchange ratio to be finalized at closing, depending on the impact of certain adjustments to the transaction consideration. Under the present agreement, Western Resources and Westar Industries have been given an incentive to reduce Western Resources net debt balance prior to the consummation of the transaction. The present agreement contains a mechanism to adjust the transaction consideration based on certain activities not affecting the utility operations, which increase the equity of the utility. In addition, Westar Industries has the option of making equity infusions into Western Resources that will be used to reduce the utility's net debt balance prior to closing. Up to $407 million of such equity infusions may be used to purchase additional new holding company common and convertible preferred stock. The effect of such activities would be to increase the number of new holding company shares to be issued to all Western Resources shareholders (including Westar Industries) in the present transaction.

         In February 2001, Westar purchased 14.4 million Western Resources common shares at $24.358 per share (based on a 20 day look-back price at February 28, 2001) at an aggregate price of $350 million. As a result of this equity contribution, under the present agreement, the acquisition consideration may be adjusted to include an additional 4.3 million shares of the new holding company depending on the impact of future transactions between Western Resources and Westar.

         Under the present agreement, the transaction will be accounted for as a reverse acquisition by the Company as the former Western Resources shareholders will receive the majority of the voting interests in the new holding company. For accounting purposes, Western Resources will be treated as the acquiring entity. Accordingly, all of the assets and liabilities of the Company will be recorded at fair value in the business combination as required by the purchase method of accounting. In addition, the operations of the Company will be reflected in the operations of the combined company only from the date of acquisition.

         Based on the volume weighted average closing price of the Company's common stock over the two days prior and two days subsequent to the announcement of the transaction of $24.149 per share, the indicated equity consideration of the present transaction is approximately $945 million, excluding the potential issuance of additional shares discussed above. There is approximately $2.9 billion of existing Western Resources debt giving the transaction an aggregate enterprise value of approximately $3.8 billion. There are plans for the new holding company to reduce and refinance a portion of the Western Resources' debt, assumed in the present transaction.

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

         Under the present agreement, the Company expects that the shareholders of the new holding company will receive the Company's dividend. The Company's current annual dividend is $0.80 per share. There can be no assurance however that any funds, property or shares will be legally available to pay dividends at any given time or if available, the new holding company's Board of Directors will declare a dividend.

         Under the present agreement, the successful split-off of Westar Industries from Western Resources is required prior to the consummation of the transaction. The transaction is also conditioned upon, among other things, approvals from both companies' shareholders and customary regulatory approvals from the KCC, the PRC, the Federal Energy Regulatory Commission, the Nuclear Regulatory Commission, the Federal Communications Commission and the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. In addition, an adverse regulatory outcome related to other actions involving rate making or approval of regulatory plans, may affect the consummation of the transaction. The new holding company is expected to register as a holding company with the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935.

Recent Actions by the KCC

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

         On July 20, 2001, the KCC issed an order prohibiting Western from proceeding with the split-off of Westar Industries. The KCC ruled that the split-off, as presently designed, is inconsistent with the public interest. The KCC also ruled that the adverse impacts of the split-off on ratepayers could not be cured by a merger and directed Western to file a financial plan within 90 days to restore Western's financial ratings to the investment grade level of similarly situated electric public utilities. Western has filed for reconsideration of the order.

         On July 25, 2001, the KCC issued an order reducing the rates of Western's electric utilities by the net amount of $22.7 million annually. Western had sought a combined increase of approximately $151 million annually. Other recommendations in the case would have reduced rates by up to $92 million annually. Western has filed for reconsideration of the order.

         On July 30, 2001, the Company and Western issued a joint release stating that the transaction as presently designed would be difficult to accomplish if the KCC orders remain in effect. The release announced that the Company and Western would begin discussions on how to modify the transaction to address KCC concerns.

         On August 13, 2001, the Company announced that Western had decided to discontinue the talks about modifying the transaction and desired to attempt to obtain regulatory approval of the transaction as currently structured. The Company announced that it continues to believe that the transaction cannot be accomplished on its present terms due to the KCC orders. In addition the Company announced that it believes that the rate case order will result in a material adverse effect on the financial condition of the combined companies and that there will be a failure of key conditions to consummation of the transaction if the KCC orders remain in effect. Western has advised the Company that it does not believe that the rate case order results in a material adverse effect.

                  WESTERN UNITED STATES WHOLESALE POWER MARKET

         A significant portion of the Company's earnings in 2001 was derived from the Company's wholesale power trading operations which benefited from the strong demand and high wholesale prices in the Western United States. These market conditions were primarily driven by the electric power supply shortages in the Western United States. As a result of the supply imbalance, the wholesale power market in the Western United States has become extremely volatile and, while providing many marketing opportunities, continues to present significant risk to companies selling power into this marketplace.

         The power market in the Western United States has been the subject of widespread national attention and relevant legal and regulatory developments continue to occur at a rapid pace. At the heart of the situation were flaws in the California deregulation legislation and a significant imbalance between electric supply and demand. These circumstances have been aggravated by other factors such as increases in gas supply costs, weather conditions and transmission constraints. Congress and the California legislature are considering various legislation that would provide long or short-term relief, including potentially price caps on the wholesale price of electricity that could be charged, relaxation of certain environmental standards, and windfall profit taxes on sellers into the California wholesale market. The FERC and the California Public Utilities Commission ("CPUC") have also entered a series of orders addressing, respectively, the wholesale pricing of electricity into the California market and the retail pricing of electricity to California consumers. These initiatives, individually or collectively, have recently put significant downward pressure on wholesale prices. The Company cannot predict the ultimate outcome of these governmental initiatives and their long-term effect on the Western United States power market or on the Company's ability to market into the California market.

         During 2001, regional wholesale electricity prices reached over $1,000 per MWh mainly due to the electric power shortages in the West although current price levels are much depressed from this level. Two of California's major utilities, SCE and PG&E, have been unable to fully recover their wholesale power costs from their ratepayers. As a result, both utilities experienced severe liquidity constraints that caused PG&E to seek bankruptcy protection while SCE has been forced to consider bankruptcy.

         In response to the turmoil in the California energy market, the FERC initially imposed a "soft" price cap of $150 per MWh for sales to the California Power Exchange ("Cal PX") and the California Independent System Operator ("Cal ISO") that required any wholesale sales of electricity into the these markets be capped at $150 MWh unless the seller could demonstrate that its costs exceed the cap. This price cap was effectively modified by FERC orders issued in March and April 2001 that directed certain power suppliers to provide refunds in excess of $100 million for overcharges calculated on the basis of a formula that sanctioned wholesale prices considerably in excess of the $150/MWh level. On April 26, 2001, the FERC adopted an order establishing prospective mitigation and a monitoring plan for the California wholesale markets and which established a further investigation of public utility rates in wholesale Western energy markets. The plan reflected in the April 26 order replaced the $150/MWh soft cap previously established and would apply during periods of system emergency. Thereafter, on June 19, 2001, the FERC issued still another order that changed the previous orders and expanded the price mitigation approach of the April 26 order to all of the western region. As a result of the price mitigation plan and other factors, such as moderate weather in California and lower gas prices, wholesale electric prices declined significantly at the end of the second quarter and remained low subsequent to the end of the second quarter. The Company is unable to predict the impact the price mitigation plan will ultimately have on the wholesale market, but expects that if wholesale electric prices remain at current levels, future operating revenues from Generation and Trading will be significantly lower than in the first half of 2001.

         The June 19 order also directed a FERC administrative law judge to convene a settlement conference to address potential refunds owed by sellers into the California market. The settlement conference, in which the Company participated, was ultimately unsuccessful, but the administrative law judge called in his recommendation to the FERC for an evidentiary hearing to resolve the dispute, suggesting that refunds were due; however, the estimated refunds were significantly lower than demanded by California, and in most instances, were offset by the amounts due suppliers from the Cal PX and Cal ISO. California had demanded refunds of approximately $9 billion from power suppliers. On July 25, 2001, acting on the recommendation of the administrative law judge, the FERC ordered an expedited fact-finding hearing to evaluate refunds for spot market transactions in California. The FERC also ordered a preliminary hearing to determine whether refunds are also due in the Pacific Northwest. The Company is unable to predict the ultimate outcome of these FERC proceedings, or whether the Company will be directed to make any refunds as the result of a resulting FERC order.

         In 2001, approximately $2 million in wholesale power sales by the Company were made directly to the Cal PX, which was the main market for the purchase and sale of electricity in the state in the beginning of 2001 or the Cal ISO which manages the state's electricity transmission network. In January and February 2001, SCE and PG&E, major purchasers of power from the California PX and ISO, defaulted on payments due the Cal PX for power purchased from the PX in 2000. These defaults caused the Cal PX to seek bankruptcy protection. The Company has filed its proof of claims in the bankruptcy proceeding. Total amounts due from the Cal PX or Cal ISO for power sold to them total approximately $7 million. The Company has provided allowances for the total amount due from the Cal PX and Cal ISO.

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

         In 2001, in response to the increased credit risk and market price volatility described above, the Company provided an additional allowance against revenue of $6.7 million for anticipated losses to reflect management's estimate of the increased risk in the wholesale power market and its impact on 2001 revenues. This determination was based on a methodology that considers the credit ratings of its customers and the price volatility in the marketplace, among other things. Based on information available at June 30, 2001, the Company believes the total allowance for anticipated losses, currently established at $15.2 million, is adequate for management's estimate of potential uncollectible accounts. The Company will continue to monitor the wholesale power marketplace and adjust its estimates accordingly.

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

         In addition, due to the significantly higher natural gas prices experienced in November and December 2000, the Company increased its bad debt expense by approximately $1 million for the six months ended June 30, 2001 and $2 million for the year ended December 31, 2000 in anticipation of higher than normal delinquency rates. The Company expects this trend to continue as long as natural gas prices remain higher than historical levels. Based upon information available at June 30, 2001, the Company believes the allowance for doubtful accounts of $8.6 million is adequate for management's estimate of potential uncollectible accounts.

         The following is a summary of the allowance for doubtful accounts during the six months ended June 30, 2001 and the year ended December 31, 2000:

                                                                   June 30,       December 31,
                                                                     2001             2000
                                                                --------------   -------------
 Allowance for doubtful accounts, beginning
   of year..................................................     $     8,963          $12,504
 Bad debt expense...........................................           2,131            9,980
 Less:  Write off (adjustments) of uncollectible accounts...           2,514           13,521
                                                                 ------------    -------------
 Allowance for doubtful accounts, end of year ..............     $     8,580          $ 8,963
                                                                 ============    =============

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

         On October 1, 1999, Western Area Power Administration ("WAPA") filed a petition at the FERC requesting the FERC, on an expedited basis, to order the Company to provide network transmission service to WAPA under the Company's Open Access Transmission Tariff on behalf of the United States Department of Energy ("DOE") as contracting agent for Kirtland Air Force Base ("KAFB"). On April 13, 2001, the FERC entered an order favorable to the Company, denying the WAPA transmission application. WAPA requested rehearing of FERC's April 13, 2001 order.

         In a proposed order issued on June 13, 2001, FERC granted WAPA's request for rehearing and ordered the Company to provide transmission service. If the parties do not agree upon the terms for that service, including compensation, FERC will establish those terms after a negotiation and briefing process. The June 13 order is a "proposed" order, and is not subject to requests for rehearing or judicial review. An order establishing terms and conditions (including compensation for transmission service) would be a "final" order that would be subject to requests for rehearing and to judicial review. The effect of the FERC's order to provide transmission service, instead of the current retail sale that the Company makes to DOE on behalf of KAFB, depends upon the final terms of any FERC order as well as the Company's ability to sell the power to a different customer and the price that the Company would obtain if it makes such a sale. The Company is evaluating its legal options in relation to the "proposed" order or any resulting "final" order. In a related PRC proceeding, the parties are pursuing informal settlement discussions and awaiting a PRC order on the scope of the case (See Item 3. - "Legal Proceedings - Other Proceedings - KAFB Contract").

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

NEW SOURCE REVIEW RULES

         The United States Environmental Protection Agency ("EPA") has proposed changes to its New Source Review ("NSR") rules that could result in many actions at power plants that have previously been considered routine repair and maintenance activities (and hence not subject to the application of NSR requirements) as now being subject to NSR. In November 1999, the Department of Justice at the request of the EPA filed complaints against seven companies alleging the companies over the past 25 years had made modifications to their plants in violation of the NSR requirements, and in some cases the New Source Performance Standards ("NSPS") regulations. Whether or not the EPA will prevail is unclear at this time. The EPA has reached a settlement with one of the companies sued by the Justice Department. Discovery continues in the pending litigation. No complaint has been filed against the Company, and the Company believes that all of the routine maintenance, repair, and replacement work undertaken at its power plants was and continues to be in accordance with the requirements of NSR and NSPS. However, by letter dated October 23, 2000, the New Mexico Environment Department ("NMED") made an information request of the Company, advising the Company that the NMED was in the process of assisting the EPA in the EPA's nationwide effort "of verifying that changes made at the country's utilities have not inadvertently triggered a modification under the Clean Air Act's Prevention of Significant Determination ("PSD") policies." The Company has responded to the NMED information request.

         The nature and cost of the impacts of EPA's changed interpretation of the application of the NSR and NSPS, together with proposed changes to these regulations, may be significant to the power production industry. However, the Company cannot quantify these impacts with regard to its power plants. It is also unknown what changes in EPA policy, if any, may occur in the NSR area as a result of the change in administration in Washington. The National Energy Policy released May 2001 by the National Energy Policy Development Group, called for a review of the pending NSR enforcement actions and that review is currently being undertaken by the EPA and the United States Attorney General. If the EPA should prevail with its current interpretation of the NSR and NSPS rules, the Company may be required to make significant capital expenditures which could have a material adverse effect on the Company's financial position and results of operations.

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

         The Company's recorded estimated minimum liability to remediate its identified sites is $[6.8] million. The ultimate cost to clean up the Company's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; and the time periods over which site remediation is expected to occur. The Company believes that, due to these uncertainties, it is remotely possible that cleanup costs could exceed its recorded liability by up to $[11.6] million. The upper limit of this range of costs was estimated using assumptions least favorable to the Company.

         In 2001, the Company anticipates spending $1.4 million for remediation and $0.7 million for control and prevention. The majority of the June 30, 2001 environmental liability is expected to be paid over the next five years, funded by cash generated from operations. Future environmental obligations are not expected to have a material impact on the results of operations or financial condition of the Company.

NATURAL GAS EXPLOSION

         On April 25, 2001, a natural gas explosion occurred in Santa Fe, New Mexico. The apparent cause of the explosion was a leak from a Company line near the location. The explosion destroyed a small building and injured two persons who were working in the building. The cause of the leak is unknown and the Company is conducting an investigation into the explosion. One lawsuit against the Company for personal injuries by a person working in the building at the time of the explosion has been filed and served on the Company. Several claims for property and business interruption damages have been resolved by the Company. At this time, the Company is unable to estimate the potential liability, if any, that the Company may incur. There can be no assurance that the outcome of this matter will not have a material impact on the results of operations and financial position of the Company.

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

LANDOWNER ENVIRONMENTAL CLAIMS

         Certain landowners owning property in the vicinity of the San Juan Generating Station have given notice to the Company of their intent to file suit against the Company and the other owners of the generating station. The asserted bases for the threatened litigation encompass a broad spectrum of allegations, including improper discharge of wastes and failure to remediate such discharges, poisoning of drinking waters, wrongful death and injury to persons, harm to landowner property, negligence, unnatural climate change, destruction of documents, racial discrimination, hostile work environment for employees at the plant and wrongful discharge of certain employees. The Company is in the process of reviewing these allegations and to date no suit has been filed. The Company has been informed that similar allegations have been made by the same landowners against Arizona Public Service Company, as operator of the Four Corners Power Plant, of which the Company is a co-owner.

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

         It is a common practice within the electric utility industry to net offsetting purchase and sales contracts between two or more counterparties to facilitate transmission. This is commonly referred to as a "book-out." Whether a book-out occurs is dependant on a number of factors, including agreement by all parties in the chain of the transaction, efficiency of the transaction flow, congestion on the electrical transmission system, and system reliability issues. Book-outs do not occur until a short time before the electricity is due to be physically delivered, no matter when the original contracts in the chain were entered into, and have no legal standing should one of the parties in the chain default. The Derivatives Implementation Group ("DIG") of the FASB has reached a conclusion that all contracts for the sale or purchase of electricity that are subject to being booked out, whether that is the intent of the counterparties or not, may qualify for the normal sale or normal purchase exception if certain criteria are met. If the Company's contracts do not meet these criteria, it may be required to mark-to-market its transactions that it has classified as normal purchases and normal sales. The effective date for compliance with this implementation guide is June 30, 2001. The Company is currently in the process of determining the impact of this conclusion.

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

         In addition, factors that could cause actual results or outcomes related to the proposed acquisition of Western Resources to differ materially from those indicated by such forward looking statements include, risks and uncertainties relating to: the possibility that shareholders of the Company or Western Resources will not approve the transaction, the risks that the businesses will not be integrated successfully, the risk that the benefits of the transaction may not be fully realized or may take longer to realize than expected, disruption from the transaction making it more difficult to maintain relationships with clients, employees, suppliers or other third parties, conditions in the financial markets relevant to the proposed transaction, the receipt of regulatory and other approvals of the transaction, that future circumstances could cause business decisions or accounting treatment to be decided differently than now intended, changes in laws or regulations, changing governmental policies and regulatory actions with respect to allowed revenue requirements, rates of return on equity and equity ratio limits, industry and rate structure, stranded cost recovery, operation of nuclear power facilities, acquisition, disposal, depreciation and amortization of assets and facilities, operation and construction of plant facilities, recovery of fuel and purchased power costs, decommissioning costs, present or prospective wholesale and retail competition (including retail wheeling and transmission costs), political and economic risks, changes in and compliance with environmental and safety laws and policies, weather conditions (including natural disasters such as tornadoes), population growth rates and demographic patterns, competition for retail and wholesale customers, availability, pricing and transportation of fuel and other energy commodities, market demand for energy from plants or facilities, changes in tax rates or policies or in rates of inflation or in accounting standards, unanticipated delays or changes in costs for capital projects, unanticipated changes in operating expenses and capital expenditures, capital market conditions, competition for new energy development opportunities and legal and administrative proceedings (whether civil, such as environmental, or criminal) and settlements, and the impact of Protection One's financial condition on Western Resources' consolidated results.

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

         The Company uses value at risk ("VAR") to quantify the potential exposure to market movement on its open contracts and excess generating assets. The VAR is calculated utilizing the variance/co-variance methodology over a three day period within a 99% confidence level. The Company's VAR as of June 30, 2001 from its electric trading contracts was $37.5 million.

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

PVNGS Water Supply Litigation

         As previously reported, The Company understands that a summons served on APS in 1986 required all water claimants in the Lower Gila River Watershed of Arizona to assert any claims to water on or before January 20, 1987, in an action pending in the Maricopa County Superior Court. PVNGS is located within the geographic area subject to the summons and the rights of the PVNGS participants, including the Company, to the use of groundwater and effluent at PVNGS are potentially at issue in this action. APS, as the PVNGS project manager, filed claims that dispute the court's jurisdiction over the PVNGS participants' groundwater rights and their contractual rights to effluent relating to PVNGS and, alternatively, seek confirmation of such rights. In November 1999, the Arizona Supreme Court issued a decision confirming that certain groundwater rights may be available to the federal government and Indian tribes. APS and other parties have petitioned the United States Supreme Court for review of this decision and the petition was denied. In addition, the Arizona Supreme Court issued a decision affirming the lower court's criteria for solving groundwater claims. APS and other parties filed motions for reconsideration on one aspect of that decision. Those motions have been denied by the Arizona Supreme Court. APS and other parties petitioned the United States Supreme Court for review of the Arizona Supreme Court's decision affirming the lower court's criteria for resolving groundwater claims, and that petition was denied. The Company is unable to predict the outcome of this case.

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

         On July 14, 2000, the DC Circuit issued its opinion denying the Company's motion for rehearing of the decision denying claims concerning the interpretation by EPA of tribal authority under the Clean Air Act. The Company filed a petition for writ of certiorari to the United States Supreme Court, which was denied on April 16, 2001. The Company does not expect any immediate impacts as a result of this decision but will continue to monitor developments with the Navajo Nation and EPA. The appeal of the Title V regulations is still pending.

         The Company cannot predict the outcome of these proceedings or any subsequent determinations by the EPA. There can be no assurance that the outcome of these matters will not have a material impact on the results of operations and financial position of the Company.

Royalty Claims

Natural Gas Royalties Qui Tam Litigation

         As previously reported, the Company is defending a False Claims Act compliant (MDL Docket Number 1293) in the Federal District Court for the District of Wyoming, which alleged improper measurement of natural gas from federal and tribal lands and consequently, underpayment of royalties to the federal government. On May 18, 2001, the Wyoming court denied defendants' motion to dismiss the complaint. A motion has been filed by the plaintiff asking the court to hold a conference to schedule further procedural steps, but no such conference has yet been set. The Company is vigorously defending this lawsuit and is unable to estimate the potential liability, if any, or to predict the ultimate outcome of this lawsuit.

Quinque Operating Co. et al. v Gas Pipelines, et al

         As previously reported, a class action lawsuit against 233 defendants, including the Company, captioned Quinque Operating Co. et al. v. Gas Pipelines, et al., C.A. No. 99-CV-30 ("Quinque"), was filed in the state district court for Stevens County, Kansas by representatives of classes of gas producers, royalty owners, overriding royalty owners and working interest owners, alleging that the defendants, all engaged in various aspects of the natural gas industry, mismeasured natural gas and underpaid royalties for gas produced on non-federal and non-tribal lands. The claims for relief are based on state law, including a breach of contract claim. They are factually similar, however, to the allegations of "In re: Natural Gas Royalties Qui Tam Litigation", described in the Company's Form 10-K-Part I-Item 3. Legal Proceedings - "Royalty Claims". The Quinque complaint seeks actual damages, treble damages, costs and attorneys fees, among other relief.

         The Quinque case was removed to the United States District Court for the District of Kansas and transferred to the United States District Court for Wyoming ("Wyoming Court") to consolidate it with the In re: Natural Gas Royalties Qui Tam Litigation. Plaintiffs filed objections to the motions to consolidate and transfer and moved to remand the case to state court. On January 12, 2001, the Wyoming Court granted Plaintiffs motion to remand the case back to Kansas State Court. A motion to reconsider has been denied. This case has been remanded to the state court in Kansas, where, on June 8, 2001, a second amended petition was filed and served on the Company. The second amended petition is similar to the earlier petitions. A case management order has been entered that provides that the court will consider motions to dismiss on personal jurisdiction and other grounds and whether to allow the case to proceed as a class action before any discovery on the merits commences. The schedule, as recently revised, calls for the resolution of these preliminary issues by the spring of 2002. Discovery on jurisdictional and class certification issues only has commenced.

         The Company is vigorously defending this lawsuit and is unable to estimate the potential liability, if any, or to predict the ultimate outcome of this lawsuit.

KAFB Contract

         The Company reported previously that the DOE had entered into an agency agreement with WAPA on behalf of KAFB, one of the Company's largest retail electric customers, by which WAPA would competitively procure power for KAFB. The proposed wholesale power procurement was to begin at the expiration of KAFB's power service contract with the Company in December 1999. On May 4, 1999, the Company received a request for network transmission service from WAPA pursuant to Section 211 of the Federal Power Act to facilitate the delivery of wholesale power to KAFB over the Company's transmission system. The Company denied WAPA's request, by letter dated June 30, 1999, citing the fact that KAFB is and will continue to be a retail customer until the effective date KAFB can elect customer choice service under the provisions of the Restructuring Act of 1999. The Company also cited several provisions of Federal law that prohibit the provision of such service to WAPA. On October 1, 1999, WAPA filed a petition at the FERC requesting the FERC, on an expedited basis, to order the Company to provide network transmission service to WAPA under the Company's Open Access Transmission Tariff on behalf of DOE and several other entities located on KAFB. The petition claimed KAFB is a wholesale customer of the Company, not a retail customer. By order entered on April 13, 2001 the FERC denied the WAPA transmission application. The FERC order determined, among other things, that WAPA had failed to demonstrate that its sales to DOE are sales for resale and also that WAPA failed to qualify for certain claimed exemptions under the Federal Power Act that would have entitled it to provide expanded service to DOE. WAPA requested rehearing of FERC's April 13, 2001 order.

         In a proposed order issued on June 13, 2001, FERC granted WAPA's request for rehearing. FERC determined that WAPA qualified for an exemption to the prohibition against an order requiring service to retail customers and that FERC therefore could require the Company to provide the requested service. FERC directed the Company and WAPA to engage in negotiations concerning terms and conditions of service, including compensation. In the event agreement is not reached, the Company and WAPA are directed to file briefs and provide information so that the FERC can establish interim or final rates for service. The June 13 order is a "proposed" order, and is not subject to requests for rehearing or judicial review. FERC may establish terms and conditions in a "final" order that would be subject to requests for rehearing and to judicial review. The Company is evaluating its legal options in relation to the "proposed" order or any resulting "final" order. In a separate but related proceeding, the Company and the United States Executive Agencies on behalf of KAFB are involved in a PRC case regarding a dispute over the specific Company tariff language under which the Company provides retail service to KAFB. The Company agreed to continue to provide service to KAFB after expiration of the contract, pending resolution of all relevant issues. The parties are pursuing informal settlement discussions with regard to this case. The Company intends to vigorously defend its position at the PRC.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Annual Meeting

The annual meeting of shareholders was held on July 3, 2001. The matters voted on at the meeting and the results were as follows:

The election of the following three nominees to serve as directors until the annual meeting of shareholders in 2004, or until their successors are duly elected and qualified, as follows:

                                                                     Votes
                                                                    Against
    Director                        Votes For                     Or Withheld
    --------                        ---------                     -----------
John T. Ackerman                   34,583,909                       320,989
Joyce A. Godwin                    34,608,635                       296,263
Manuel Lujan, Jr.                  34,580,689                       324,209

As reported in the Definitive 14A Proxy Statement filed May 24, 2001, the name of each other director whose term of office as director continues after the meeting is as follows:

                  Robert G. Armstrong
                  Benjamin F. Montoya
                  Theodore F. Patlovich
                  Robert M. Price
                  Paul F. Roth
                  Jeffry E. Sterba

The approval of amendments to the Director Retainer Plan as follows:


                                    Votes
                                   Against
      Votes for                  or Withheld                     Abstentions
     -----------                -------------                    -----------
      31,058,761                   3,506,521                        339,616

The approval of an amendment to the PNM Resources, Inc. Omnibus Performance Equity Plan as follows:

                                    Votes
                                   Against
       Votes for                 or Withheld                     Abstentions
     -----------                -------------                    -----------
      32,835,839                   1,777,818                        291,240

The ratification of amendments to the Articles of Incorporation of the proposed holding company as follows:

                                     Votes
                                    Against
       Votes for                  or Withheld                    Abstentions
      ----------                 ------------                    -----------
      34,461,955                    264,284                         178,659

The approval of the selection by the Company's board of directors of Arthur Andersen LLP as independent auditors for the fiscal year ending December 31, 2001, was voted on, as follows:

                                      Votes
                                     Against
       Votes for                  or Withheld                    Abstentions
       ---------                  -----------                    -----------
      34,623,121                    196,449                          85,328

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.      Exhibits:

        NONE.

b.     Reports on Form 8-K:

Report dated and filed May 18, 2001 reporting the Company's Comparative Operating Statistics for the month of April 2001 and 2000 and the year ended April 30, 2001 and 2000.

Report dated and filed May 25, 2001 reporting the Kansas Corporation Commission (the "KCC") supplemented its May 8, 2000 order.

Report dated and filed June 1, 2001 reporting the Company filed a registration statement on Form S-8 registering 100,000 shares of its common stock for the Company Master Employee Savings Plan and Trust.

Report dated and filed June 14, 2001 reporting the Company's Comparative Operating Statistics for the month of May 2001 and 2000 and the year ended May 31, 2001 and 2000.

Report dated and filed July 6, 2001 reporting the Company to serve Texas-New Mexico power with long-term power sale.

Report dated and filed July 6, 2001 reporting the annual meeting speech of the Company's Chairman, President and Chief Executive Officer, Jeff Sterba delivered at the Company's annual meeting held on July 3, 2001 and the Company's press release summarizing the annual meeting speech.

Report dated and filed July 13, 2001 reporting the Company's Comparative Operating Statistics for the month of June 2001 and 2000 and the year ended June 30, 2001 and 2000.

Report dated and filed July 16, 2001 reporting the Company announces new date for Second Quarter 2001 Earnings Conference Call.

Report dated and filed July 18, 2001 reporting the Company declares Common Stock Dividend.

Report dated and filed July 18, 2001 reporting the Company's Quarter Ended June 30, 2001 Earnings Announcement and Consolidated Statements of Earnings - Three, Six and Twelve Months Ended June 30, 2001 and 2000.

Report dated and filed July 24, 2001 reporting the Company denies report it is "Reconsidering" Western Resources Acquisition.

Report dated and filed July 30, 2001 reporting the Company asks New Mexico regulators to reconsider Holding Company order.

Report dated and filed August 10, 2001 reporting the Company Comparative Operating Statistics for the month of July 2001 and 2000 and the year ended July 30, 2001 and 2000.

Signature
---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PUBLIC SERVICE COMPANY OF NEW MEXICO
                                 -----------------------------------------------
                                                 (Registrant)


Date:   August 14, 2001                       /s/ John R. Loyack
                                 -----------------------------------------------
                                                John R. Loyack
                                     Vice President, Corporate Controller
                                         and Chief Accounting Officer
                                 (Officer duly authorized to sign this report)