Form 10-Q/A
period 2001-06-30
PUBLIC SERVICE CO OF NEW MEXICO
filed 2001-08-16
CIK 81023

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A

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

                                    PUBLIC SERVICE COMPANY OF NEW MEXICO
                                 -----------------------------------------------
                                                 (Registrant)


Date:   August 16, 2001                       /s/ John R. Loyack
                                 -----------------------------------------------
                                                John R. Loyack
                                     Vice President, Corporate Controller
                                         and Chief Accounting Officer
                                 (Officer duly authorized to sign this report)