Form 10-Q
period 2001-09-30
PUBLIC SERVICE CO OF NEW MEXICO
filed 2001-11-14
CIK 81023

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (Mark One) [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITES EXCHANGE ACT OF 1934

                       For the period ended September 30, 2001
                                            ------------------

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

                         ------------------------------
Former name, former address and former fiscal year,if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock-$5.00 par value                         39,117,799 shares
   ----------------------------                         -----------------
              Class                              Outstanding at November 1, 2001

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                                      INDEX


                                                                        Page No.
PART I.  FINANCIAL INFORMATION:

      Report of Independent Public Accountants...........................   3

   ITEM 1.  FINANCIAL STATEMENTS

      Consolidated Statements of Earnings -
      Three Months and Nine Months Ended September 30 2001 and 2000......   4

      Consolidated Balance Sheets -
      September 30, 2001 and December 31, 2000...........................   5

      Consolidated Statements of Cash Flows -
      Nine Months Ended September 30, 2001 and 2000......................   7

      Notes to Consolidated Financial Statements.........................   8

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............  27

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK...............................................  67

PART II.  OTHER INFORMATION:

   ITEM 1.  LEGAL PROCEEDINGS............................................  68

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................  73

Signature      ..........................................................  75

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Public Service Company of New Mexico:


We have reviewed the accompanying condensed consolidated balance sheet of PUBLIC SERVICE COMPANY OF NEW MEXICO (a New Mexico corporation) and subsidiaries as of September 30, 2001, and the related condensed consolidated statements of earnings for the three-month and nine-month periods ended September 30, 2001 and 2000, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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



                                                    ARTHUR ANDERSEN LLP



Albuquerque, New Mexico
  November 13, 2001

ITEM 1.  FINANCIAL STATEMENTS

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)


                                                         Three Months Ended            Nine Months Ended
                                                           September 30,                 September 30,
                                                     -------------------------   ------------------------
                                                         2001         2000          2001          2000
                                                     -----------  ------------   ---------- -------------
                                                               (thousands, except per share amounts)

Operating Revenues:
  Electric.........................................   $ 582,066      $ 444,101   $ 1,704,390     $ 943,681
  Gas..............................................      39,649         55,133       318,670       204,193
  Unregulated businesses...........................         180            243         1,456         1,935
                                                     -----------    -----------  -----------   -----------
    Total operating revenues.......................     621,895        499,477     2,024,516     1,149,809
                                                     -----------    -----------  -----------   -----------
Operating Expenses:
  Cost of energy sold..............................     429,965        316,519     1,360,904       664,636
  Energy production costs..........................      36,224         32,854       109,128       104,402
  Administrative and general.......................      39,241         36,926       117,494       102,683
  Depreciation and amortization....................      24,194         23,022        72,343        69,664
  Transmission and distribution costs..............      18,402         14,537        48,760        44,614
  Taxes, other than income taxes...................       6,380          9,103        21,436        25,234
  Income taxes.....................................      20,067         19,064        89,182        32,523
                                                     -----------  -------------  ------------  ------------
      Total operating expenses.....................     574,473        452,025     1,819,247     1,043,756
                                                     -----------  -------------  ------------  ------------
    Operating income...............................      47,422         47,452       205,269       106,053
                                                     -----------  -------------  ------------  ------------
Other Income and Deductions:
  Other............................................       3,310         26,302       (14,196)       49,487
  Income taxes.....................................      (2,277)       (10,733)        3,275       (19,660)
                                                     -----------  -------------  ------------  ------------
    Net other income and deductions................       1,033         15,569       (10,921)       29,827
                                                     -----------  -------------  ------------  ------------
    Income before interest charges.................      48,455         63,021       194,348       135,880
                                                     -----------  -------------  ------------  ------------
Interest Charges:
  Interest on long-term debt.......................      15,683         15,683        47,049        47,140
  Other interest charges...........................          (3)           425         1,375         1,889
                                                     -----------  -------------  ------------  ------------
    Interest charges...............................      15,680         16,108        48,424        49,029
                                                     -----------  -------------  ------------  ------------
Net Earnings.......................................      32,775         46,913       145,924        86,851
Preferred Stock Dividend Requirements..............         147            147           440           440
                                                     -----------  -------------  ------------  ------------
Net Earnings Applicable to Common Stock............    $ 32,628       $ 46,766    $  145,484      $ 86,411
                                                     ===========  =============  ============  ============
Net Earnings per Common Share:
  Basic............................................    $   0.83       $   1.19      $   3.72       $  2.18
                                                     ===========  =============  ============  ============
  Diluted..........................................     $  0.82        $  1.18      $   3.66       $  2.17
                                                     ===========  =============  ============  ============
Dividends Paid per Share of Common Stock...........     $  0.20        $  0.20      $   0.60       $  0.60
                                                     ===========  =============  ============  ============


   The accompanying notes are an integral part of these financial statements.


              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                         September 30,    December 31,
                                                                             2001             2000
                                                                        --------------   --------------
                                                                        Unaudited)
ASSETS                                                                          (In thousands)
------
Utility Plant:
    Electric plant in service.........................................    $2,093,176       $2,030,813
    Gas plant in service..............................................       562,554          553,755
    Common plant in service and plant held for future use.............        37,655           36,678
                                                                        --------------   --------------
                                                                           2,693,385        2,621,246
    Less accumulated depreciation and amortization....................     1,237,238        1,153,377
                                                                        --------------   --------------
                                                                           1,456,147        1,467,869
    Construction work and progress....................................       231,128          123,653
    Nuclear fuel, net of accumulated amortization of
       $21,246 and $19,081............................................        25,303           25,784
                                                                        --------------   --------------
      Net utility plant...............................................     1,712,578        1,617,306
                                                                        --------------   --------------
Other Property and Investments:
    Other investments.................................................       439,022          479,821
    Non-utility property, net of accumulated depreciation of
        $1,538 and $1,644.............................................         1,826            3,666
                                                                        --------------   --------------
      Total other property and investments............................       440,848          483,487
                                                                        --------------   --------------
Current Assets:
    Cash and cash equivalents.........................................       222,605          107,691
    Accounts receivables, net of allowance for uncollectible
        accounts of $8,317 and $8,963.................................       262,238          242,742
    Other receivables.................................................        44,963           64,857
    Inventories.......................................................        38,750           36,091
    Regulatory assets.................................................         1,381           47,604
    Other current assets..............................................        48,018           11,417
                                                                        --------------   --------------
      Total current assets............................................       617,955          510,402
                                                                        --------------   --------------
Deferred Charges:
    Regulatory assets.................................................       207,673          226,849
    Prepaid benefit costs.............................................        22,948           18,116
    Other deferred charges............................................        20,554           38,073
                                                                        --------------   --------------
      Total deferred charges..........................................       251,175          283,038
                                                                        --------------   --------------
                                                                          $3,022,556       $2,894,233
                                                                        ==============   ==============



              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                             September 30,    December 31,
                                                                                 2001             2000
                                                                             --------------  --------------
                                                                               Unaudited)
CAPITALIZATION AND OTHER LIABILITIES                                                (In thousands)
------------------------------------
Capitalization:
    Common stockholders' equity:
       Common stock.........................................................    $ 195,589       $ 195,589
       Additional paid-in capital...........................................      428,660         432,222
       Accumulated other comprehensive income, net of tax...................       (2,986)            (27)
       Retained earnings....................................................      418,850         296,843
                                                                             --------------  --------------
          Total common stockholders' equity.................................    1,040,113         924,627
    Minority interest.......................................................       11,651          12,211
    Cumulative preferred stock without mandatory
         redemption requirements............................................       12,800          12,800
    Long-term debt, less current maturities.................................      953,870         953,823
                                                                             --------------  --------------

          Total capitalization..............................................    2,018,434       1,903,461
                                                                             --------------  --------------
urrent Liabilities:
    Accounts payable........................................................      206,277         257,991
    Accrued interest and taxes..............................................      116,066          36,889
    Other current liabilities...............................................      113,262          67,758
                                                                             --------------  --------------
          Total current liabilities.........................................      435,605         362,638
                                                                             --------------  --------------
Deferred Credits:
  Accumulated deferred income taxes.........................................      113,981         166,249
  Accumulated deferred investment tax credits...............................       45,499          47,853
  Regulatory liabilities....................................................       56,762          65,552
  Regulatory liabilities related to accumulated deferred income tax.........       14,144          20,696
  Accrued postretirement benefit costs......................................       22,226          11,899
  Other deferred credits....................................................      315,905         315,885
                                                                             --------------  --------------
     Total deferred credits.................................................      568,517         628,134
                                                                             --------------  --------------
                                                                               $3,022,556      $2,894,233
                                                                             ==============  ==============

   The accompanying notes are an integral part of these financial statements.



              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Nine Months Ended
                                                                                September 30,
                                                                       ------------------------------
                                                                          2001             2000
                                                                       -------------    -------------
                                                                              (In thousands)
Cash Flows From Operating Activities:
  Net earnings.......................................................    $ 145,924         $ 86,851
  Adjustments to reconcile net earnings to net cash flows
    from operating activities:
      Depreciation and amortization..................................       80,086           77,728
      Other, net.....................................................       15,413          (13,031)
      Changes in certain assets and liabilities:
        Accounts receivables.........................................      (19,497)         (69,350)
        Other assets.................................................       36,490           40,416
        Accounts payable.............................................      (51,714)          20,997
        Accrued taxes................................................       80,907           23,768
        Other liabilities............................................        9,251            2,884
                                                                       -------------    -------------
        Net cash flows provided from operating activities............      296,860          170,263
                                                                       -------------    -------------
Cash Flows From Investing Activities:
  Utility plant additions............................................     (165,127)         (97,738)
  Return on PVNGS lease obligation bonds.............................       16,674           16,668
  Other investing....................................................       (5,440)          (5,006)
                                                                       -------------    -------------
        Net cash flows used from investing activities................     (153,893)         (86,076)
                                                                       -------------    -------------
Cash Flows From Financing Activities:
  Repayments.........................................................          -            (32,800)
  Common stock repurchase............................................          -            (27,875)
  Exercise of employee stock options.................................       (3,589)              (4)
  Dividends paid.....................................................      (23,905)         (24,275)
  Other financing....................................................         (559)            (559)
                                                                       -------------    -------------
        Net cash flows used in financing activities..................      (28,053)         (85,513)
                                                                       -------------    -------------
Increase in Cash and Cash Equivalents................................      114,914           (1,326)
Beginning of Period..................................................      107,691          120,399
                                                                       -------------    -------------
End of Period........................................................     $222,605         $119,073
                                                                       =============    =============
Supplemental Cash Flow Disclosures:
  Interest paid......................................................     $ 48,298         $ 50,393
                                                                       =============    =============
  Income taxes paid, net ............................................     $ 56,150         $ 25,922
                                                                       =============    =============

   The accompanying notes are an integral part of these financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      Accounting Policies and Responsibilities for Financial Statements

         In the opinion of management of Public Service Company of New Mexico (the "Company"), the accompanying interim consolidated financial statements present fairly the Company's financial position at September 30, 2001 and December 31, 2000, the consolidated results of its operations for the three months and nine months ended September 30, 2001 and 2000 and the consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000. These statements are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Accordingly, they are unaudited, and certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these statements should refer to the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2000, which are included on the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations presented in the accompanying financial statements are not necessarily representative of operations for an entire year.

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

                        GENERATION AND TRADING OPERATIONS

         The Company's generation and trading operations serve four principal markets. These include sales to the Company's Utility Operations to cover jurisdictional electric demand, sales to firm-requirements wholesale customers, other contracted sales to third parties for a specified amount of capacity (measured in megawatts-MW) or energy (measured in megawatt hours-MWh) over a given period of time and energy sales made on an hourly basis at fluctuating, spot-market rates. These latter two markets constitute the Company's power trading operations. As of September 30, 2001 the total net generation capacity of facilities owned or leased by the Company was 1,653 MW, including a 132 MW power purchase contract accounted for as an operating lease. In addition to its generation capacity, the Company purchases power in the open market.

                                   UNREGULATED

         The Company's wholly-owned subsidiary, Avistar, was formed in August 1999 as a New Mexico corporation and is currently engaged in certain unregulated business ventures. In July 2001, the Board of Directors of Avistar decided to wind down all operations except for Avistar's Reliadigm business unit, which provides maintenance solutions to the electric power industry. Avistar had previously divested itself of its Energy Partners business unit and liquidated Axon Field Services and Pathways Integration. In addition, the transfer of the Sangre de Cristo Water Company operations to the City of Santa Fe was completed in the third quarter. All remaining non-Reliadigm investments were written-off with the exception of Avistar's investment in Nth Power, an energy related venture capital fund. In the third quarter

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)      Nature of Business and Segment Information (Continued)

of 2001, the Company recorded a related charge of $4.2 million. The Company had previously taken charges of $13.0 million to reflect these activities and the impairment of its Avistar investments.

         Unregulated also includes certain corporate activities, which are not material.

                          REGULATION AND RESTRUCTURING

         In April 1999, New Mexico's Electric Utility Industry Restructuring Act of 1999 (the "Restructuring Act") was enacted into law. The Restructuring Act opens the state's electric power market to customer choice. In March 2001, amendments to the Restructuring Act were passed which delay the original implementation dates by approximately five years, including the requirement for corporate separation of supply service and energy-related service assets to be deregulated from distribution and transmission service assets that would continue to be regulated. In addition, the PRC will have the authority to delay implementation for another year under certain circumstances. The Restructuring Act, as amended, will give schools, residential and small business customers the opportunity to choose among competing power suppliers beginning in January 2007. Competition would be expanded to include all customers starting in July 2007.

         The amendments to the Restructuring Act required that the PRC approve a holding company, subject to terms and conditions in the public interest, without corporate separation of supply service and energy-related service assets from distribution and transmission service assets, by July 1, 2001. In addition, the amendments allow utilities to engage in unregulated power generation business activities until corporate separation is implemented. The Company believes that its ability to form a new holding company and expand generation assets in an unregulated environment will give it the flexibility it needs to pursue its strategic plan despite the delay in customer choice and corporate separation. The Company is unable to predict the form its restructuring will take under the delayed implementation of customer choice. The formulation of a restructuring plan will be dependent on future business conditions at the expected time customer choice is implemented (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Issues Facing The Company
- Recovery of Certain Costs Under The Restructuring Act" below).

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

         The PRC issued an order approving formation of a holding company on June 28, 2001. The order limits the Company's proposed utility subsidiary's ability to pay dividends to the parent holding company, without prior PRC approval, to annual current earnings determined

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)      Nature of Business and Segment Information (Continued)

on a rolling four quarter basis and imposes certain regulatory requirements regarding merchant generation plants. The Company believes that certain conditions imposed by the PRC order are unlawful and could have an adverse effect on the Company's ability to execute its growth strategy.

         On July 27, 2001, the Company asked the PRC to reconsider certain conditions imposed by the order. The PRC did not act on the Company's request, and the request was deemed denied on August 16, 2001. Despite this adverse ruling, the Company plans to proceed with its plans to activate PNM Resources and complete the mandatory share exchange. At the same time, the Company will continue with its efforts to minimize the adverse effects of the order. On September 14, 2001, the Company asked the New Mexico Supreme Court to review the holding company order. The Company believes the PRC exceeded its jurisdiction and placed certain conditions on the new corporate structure that the Company believes are unlawful. The Attorney General has filed a cross-appeal. The Company is unable to predict the outcome of its appeal or cross-appeal. In filings with the PRC, Staff and other parties have raised the issue whether the Company should be allowed to form the holding company pending appeal. The Company has filed its response and intends to vigorously defend its right to form the holding company pending appeal. The Company is unable to predict what action the PRC may take regarding this issue.

                             RISKS AND UNCERTAINTIES

         The Company's future results may be affected by changes in regional economic conditions; fluctuations in fuel, purchased power and gas prices; the actions of utility regulatory commissions, including rulings regarding price mitigation; changes in law; environmental regulations and external factors such as the weather. As a result of State and Federal regulatory reforms, the public utility industry is undergoing a fundamental change. As this occurs, the electric generation business is transforming into a competitive marketplace. In turn, these reforms are being revisited as a result of the energy crisis in California, that occurred in 2000 and early 2001, as well as the related increased prices for power elsewhere in the Western United States and concerns over inadequate capacity. The Company's future results will be impacted by its ability to recover its stranded costs, the market price of electricity and natural gas costs incurred previously in providing power generation to electric service customers, the costs of transition to an unregulated status, future regulatory actions, and the price of power in the wholesale markets. In addition, as a result of deregulation, the Company may face competition from companies with greater financial and other resources.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)     Nature of Business and Segment Information (Continued)

         Summarized financial information by business segment for the three months ended September 30, 2001 and 2000 is as follows:

                                                 Utility
                                     -------------------------------   Generation   Unregulated
                                     Electric      Gas        Total    and Trading   and Other   Consolidated
                                     --------      ---        ------   -----------  ------------ ------------
                                                                (In thousands)
2001:
Operating revenues:
   External customers.............   $153,535    $39,649     $193,184     $428,531      $  180     $621,895
   Intersegment revenues..........        177          -          177       95,413           -       95,590
Depreciation and amortization.....      8,220      5,400       13,620       10,564          10       24,194
Interest income...................        555        126          681        9,841       1,585       12,107
Interest charges..................      5,610      2,423        8,033        4,470       3,177       15,680
Operating income (loss)...........     18,284        650       18,934       33,223      (4,735)      47,422
Income tax expense (benefit)
  from continuing operations......      8,186     (1,390)       6,796       21,794      (6,246)      22,344
Segment net income (loss).........     12,490     (2,120)      10,370       33,256     (10,851)      32,775

Total assets......................    799,607    466,550    1,266,157    1,522,354     297,567    3,086,078
Gross property additions..........     18,577     11,378       29,955       14,856       4,375       49,186

2000:
Operating revenues:
   External customers.............   $149,970   $ 55,133     $205,103     $294,131      $  243     $499,477
   Intersegment revenues..........        177          -          177       90,638           -       90,815
Depreciation and amortization.....      7,856      4,989       12,845       10,170           7       23,022
Interest income...................        329        137          466       10,175       1,340       11,981
Interest charges..................      4,342      2,645        6,987        9,013         108       16,108
Operating income (loss)...........     19,092      2,863       21,955       32,321      (6,824)      47,452
Income tax expense (benefit)
  from continuing operations......      9,464      2,689       12,153       23,114      (5,470)      29,797
Segment net income (loss).........     15,553      3,922       19,475       37,564     (10,126)      46,913

Total assets......................    768,912    419,579    1,188,491    1,447,513     156,176    2,792,180
Gross property additions..........     16,406     13,350       29,756       17,605        (511)      46,850


              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)      Nature of Business and Segment Information (Continued)

         Summarized financial information by business segment for the nine months ended September 30, 2001 and 2000 is as follows:

                                                Utility
                                     ------------------------------     Generation   Unregulated
                                     Electric      Gas        Total     and Trading   and Other   Consolidated
                                     --------      ---        -----     -----------  -----------  ------------
                                                                (In thousands)
2001:
Operating revenues:
   External customers.............   $424,249    $318,670    $742,919   $1,280,141     $ 1,456    $2,024,516
   Intersegment revenues..........        530           -         530      259,726           -       260,256
Depreciation and amortization.....     24,311      16,023      40,334       31,981          28        72,343
Interest income...................      1,555         677       2,232       29,546       5,467        37,245
Interest charges..................     14,163       8,365      22,528       22,661       3,235        48,424
Operating income (loss)...........     48,674      15,281      63,955      151,906     (10,592)      205,269
Income tax expense (benefit)
  from continuing operations......     21,883       4,560      26,443       88,667     (29,203)       85,907
Segment net income (loss).........     33,393       6,959      40,352      135,302     (29,730)      145,924

Total assets......................    799,607     466,550   1,266,157    1,522,354     297,567     3,086,078
Gross property additions..........     47,082      28,836      75,918       78,674      10,534       165,126

2000:
Operating revenues:
   External customers.............   $406,034    $204,193    $610,227     $537,647     $ 1,935    $1,149,809
   Intersegment revenues..........        530           -         530      245,330           -       245,860
Depreciation and amortization.....     23,903      14,870      38,773       30,873          18        69,664
Interest income...................        722         384       1,106       29,697       4,776        35,579
Interest charges..................     13,195       8,380      21,575       27,041         413        49,029
Operating income (loss)...........     48,729      12,942      61,671       62,610     (18,228)      106,053
Income tax expense (benefit)
  from continuing operations......     22,586       5,989      28,575       35,596     (11,988)       52,183
Segment net income (loss).........     36,090       8,586      44,676       61,612     (19,437)       86,851

Total assets......................    768,912     419,579   1,188,491    1,447,513     156,176     2,792,180
Gross property additions..........     38,343      24,562      62,905       34,821       2,342       100,068


             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)      Comprehensive Income

         Changes in comprehensive income are as follows:

                                                             Three Months Ended         Nine Months Ended
                                                               September 30,              September 30,
                                                          ------------------------- ------------------------
                                                              2001         2000         2001        2000
                                                          ------------ ------------ ------------ -----------
                                                                             (In thousands)

Net Earnings............................................     $32,775      $46,913     $145,924     $86,851
                                                          ------------ ------------ ------------ -----------
Other Comprehensive Income, net of tax:
  Unrealized gain (loss) on securities:
      Unrealized holding gains (losses)
       arising during the period........................      (1,459)         695         (885)      2,081
  Less reclassification adjustment for gains (losses)...         341       (1,013)        (693)     (2,961)
  Minimum pension liability adjustment..................                                   780
                                                                   -           -                        -
  Mark-to-market adjustment for certain
      derivative transactions (see Footnote 4)
        Initial implementation of SFAS 133
         designated cash flow hedges....................                                 6,148
                                                                   -           -                        -
        Change in fair market value of
         designated cash flow hedges....................     (17,930)                   (8,309)
                                                                               -                        -
                                                          ------------ ------------ ------------ -----------
   Total Other Comprehensive Income (Loss)..............     (19,048)        (318)      (2,959)       (880)
                                                          ------------ ------------ ------------ -----------
Total Comprehensive Income..............................     $13,727      $46,595     $142,965     $85,971
                                                          ============ ============ ============ ===========

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

         The Company is exposed to credit losses in the event of non-performance or non-payment by counterparties. The Company uses a credit management process to assess and monitor the financial conditions of counterparties. The Company's receivable with its largest counterparty as of September 30, 2001 was $36.5 million.

Natural Gas Contracts

                               Utility Operations

         Pursuant to a 1997 order issued by the New Mexico Public Utility Commission ("NMPUC"), predecessor to the PRC, the Company's Utility Operations have previously and continue to hedge certain portions of natural gas supply contracts in order to protect the Company's natural gas customers from the risk of adverse price fluctuations in the natural gas market. The cost and financial impacts of all hedge gains and losses are recoverable through the Company's purchased gas adjustment clause as deemed prudently incurred by the PRC. As a result, earnings are not affected by the gains or losses generated by these instruments.

         In 2001, the Company began a hedge program to protect its natural gas customers from price risk during the 2001-2002 heating season through the use of financial hedging tools. As of September 30, 2001, the Company expended approximately $9 million to purchase physical options that limit the maximum amount the Company would pay for gas during the winter heating season. The Company intends to continue this program for the 2001-2002 heating season to the extent it continues to meet the guidelines of the PRC.

                        Generation and Trading Operations

         The Company's Generation and Trading Operations conduct a hedging program to reduce its exposure to fluctuations in prices for natural gas used as a fuel source for some of its generation. In the first quarter of 2001, the Generation Operations purchased futures contracts

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)      Financial Instruments (Continued)

for a portion of its anticipated natural gas needs in the third and fourth quarters. As of September 30, 2001, the open futures contracts lock in the Company's natural gas purchase prices at $2.12 to $5.90 per MMBTU and have a notional principal of $3.9 million. Simultaneously, a delivery location basis swap was purchased for quantities corresponding to the futures quantities to protect against price differential changes at the specific delivery points. The Company is accounting for these transactions as cash flow hedges; accordingly, gains and losses related to these transactions are deferred and recorded as a component of Other Comprehensive Income. These gains and losses are reclassified and recognized in earnings as an adjustment to the Company's cost of fuel when the hedged forecasted transaction affects earnings. The assessment of hedge effectiveness is based on the changes in the futures contract price as adjusted for the delivery point basis swap. There was no hedge ineffectiveness recognized in the nine months ended September 30, 2001.

Electricity Contracts

         To take advantage of market opportunities associated with the purchase and sale of electricity, the Company's Generation and Trading Operations periodically enter into derivative financial instrument contracts. The Company generally accounts for these financial instruments as trading activities under the accounting guidelines set forth under The Emerging Issues Task Force ("EITF") Issue No. 98-10. As a result, these contracts are marked to market at the end of each period. The related gains and losses for these derivative instruments are recorded as adjustments to operating revenues.

         Through September 30, 2001, the Company's Generation and Trading Operations settled trading contracts for the sale of electricity that generated $70.7 million of electric revenues by delivering 610 million KWh. The Company purchased $69.5 million or 591 million KWh of electricity to support these contractual sales and other open market sales opportunities.

         As of September 30, 2001, the Company's Generation and Trading Operations had open trading contract positions to buy $89.8 million and to sell $47.6 million of electricity. At September 30, 2001, the Company had a gross mark-to-market gain (asset position) on these trading contracts of $24.7 million and a gross mark-to-market loss (liability position) of $56.2 million, with net mark-to-market losses of $31.5 million. The mark-to-market valuation is recognized in earnings each period.

         In addition, the Company's Generation and Trading Operations enter into forward physical contracts for the sale of the Company's electric capacity in excess of its jurisdictional needs, including reserves, or the purchase of jurisdictional needs, including reserves, when resource shortfalls exist. The Company generally accounts for these derivative financial instruments as normal sales and purchases as defined by SFAS 133, as amended. The Company from time to time makes forward purchases to serve its jurisdictional needs when the cost of purchased power is less than the incremental cost of its generation. At September 30, 2001, the Company had open forward positions classified as normal sales of electricity of $63.2 million and normal purchases of electricity of $38.0 million.

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)      Financial Instruments (Continued)

         The Company designated certain forward purchase contracts for electricity as cash flow hedges. The Company's designated cash flow hedges at September 30, 2001, were forward purchase contracts for the purchase of electric power for forecasted jurisdictional use during planned outages in 2001 and certain other forecasted sales. The hedged risks associated with these instruments are the changes in cash flows related to forecasted purchase of electricity due to changes in the price of electricity on the spot market. Assessment of hedge effectiveness will be based on the changes in the forward price of electricity. There was no hedge ineffectiveness recognized in the three months ended September 30, 2001.

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

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)      Earnings Per Share

         In accordance with SFAS No. 128, Earnings per Share, dual presentation of basic and diluted earnings per share has been presented in the Consolidated Statements of Earnings. The following reconciliation illustrates the impact on the share amounts of potential common shares and the earnings per share amounts for September 30 (in thousands except per share amounts):

                                                          Three Months Ended         Nine Months Ended
                                                             September 30,            September 30,
                                                            2001        2000         2001        2000
                                                         ----------- -----------  ----------- -----------
Basic:
Net Earnings............................................   $ 32,775    $ 46,913     $145,924    $ 86,851
Preferred Stock Dividend Requirements...................        147         147          440         440
                                                         ----------- -----------  ----------- -----------
Net Earnings Applicable to Common Stock.................   $ 32,628    $ 46,766     $145,484    $ 86,411
                                                         =========== ===========  =========== ===========
Average Number of Common Shares Outstanding.............     39,118      39,363       39,118      39,623
                                                         =========== ===========  =========== ===========
et Earnings per Common Share (Basic)....................     $ 0.83      $ 1.19      $  3.72      $ 2.18
                                                         =========== ===========  =========== ===========
Diluted:
Net Earnings Applicable to Common Stock
  Used in basic calculation.............................   $ 32,628    $ 46,766     $145,484    $ 86,411
                                                         =========== ===========  =========== ===========
Average Number of Common Shares Outstanding.............     39,118      39,363       39,118      39,623
Diluted Effect of Common Stock Equivalents (a)..........        630         288          653         125
                                                         ----------- -----------  ----------- -----------
Average Common and Common Equivalent Shares
  Outstanding...........................................     39,748      39,651       39,771      39,748
                                                         =========== ===========  =========== ===========
Net Earnings per Share of Common Stock (Diluted)........     $ 0.82      $ 1.18       $ 3.66      $ 2.17
                                                         =========== ===========  =========== ===========

(a) Excludes the effect of average anti-dilutive common stock equivalents related to out-of-the-money options of 92,949 and 140,448 for the three months and nine months ended September 30, 2000. There were no anti-dilutive common stock equivalents in 2001.

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

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)      Commitments and Contingencies (Continued)

Construction Commitment

         The Company has committed to purchase five combustion turbines totaling $151.3 million. The turbines are for three planned power generation plants with a combined capacity of 657 MWs. The plants estimated cost of construction is approximately $400.3 million. The Company has expended $89.4 million as of September 30, 2001. In November, 2001, the Company plans to break ground for a new 135 MW single cycle gas turbine plant on a site in Southern New Mexico. Currently the Company plans to expand the facility to 540 MW by 2003. Contracts have not been finalized on the remaining planned construction. The planned plants are part of the Company's ongoing competitive strategy of increasing generation capacity over time. Such construction is not anticipated to be added to the rate base.

Natural Gas Explosion

         On April 25, 2001, a natural gas explosion occurred in Santa Fe, New Mexico. The apparent cause of the explosion was a leak from a Company line near the location. The explosion destroyed a small building and injured two persons who were working in the building. The cause of the leak is unknown and the Company is conducting an investigation into the explosion. The Company also is cooperating with an investigation of the incident by the New Mexico Public Regulation Commission's Pipeline Safety Bureau. One lawsuit against the Company for personal injuries by a person working in the building at the time of the explosion has been filed and served on the Company. Several claims for property and business interruption damages have been resolved by the Company. At this time, the Company is unable to estimate the potential liability, if any, that the Company may incur. There can be no assurance that the outcome of this matter will not have a material adverse impact on the results of operations and financial position of the Company.

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

         In addition, due to the significantly higher natural gas prices experienced in November and December 2000, the Company increased its bad debt expense by approximately $1 million

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)      Commitments and Contingencies (Continued)

for the nine months ended September 30, 2001 and $2 million for the year ended December 31, 2000 in anticipation of higher than normal delinquency rates. Based upon information available at September 30, 2001, the Company believes the allowance for doubtful accounts of $8.3 million is adequate for management's estimate of potential uncollectible accounts.

         The following is a summary of the allowance for doubtful accounts during the nine months ended September 30, 2001 and the year ended December 31, 2000:

                                                     September 30,  December 31,
                                                         2001           2000
                                                     -------------  ------------

 Allowance for doubtful accounts, beginning
   of year..........................................  $    8,963     $  12,504
 Bad debt accrual...................................                     9,980
                                                           3,373
 Less:  Write-off (adjustments) of uncollectible
   Accounts.........................................                    13,521
                                                           4,019
                                                      ------------  ------------
 Allowance for doubtful accounts, end of period ....  $    8,317    $    8,963
                                                      ============  ============

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

         The PVNGS participants maintain "all-risk" (including nuclear hazards) insurance for nuclear property damage to, and decontamination of, property at PVNGS in the aggregate amount of $2.75 billion as of January 1, 2001. The Company is a member of an industry mutual insurer which provides both the "all-risk" and increased cost of generation insurance to the

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)      Commitments and Contingencies (Continued)

Company. In the event of adverse losses experienced by this insurer, the Company is subject to an assessment. The Company's maximum share of any assessment is approximately $4.8 million per year. This insurance coverage is subject to certain policy conditions and exclusions.

PVNGS Decommissioning Funding

         The Company has a program for funding its share of decommissioning costs for PVNGS. The nuclear decommissioning funding program is invested in equities and fixed income instruments in qualified and non-qualified trusts. The results of the 1998 decommissioning cost study indicated that the Company's share of the PVNGS decommissioning costs excluding spent fuel disposal will be approximately $180 million (in 2001 dollars). The estimated market value of the trusts at the end of September 30, 2001 was approximately $48 million.

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

Other

         There are various other claims and lawsuits pending against the Company and certain of its subsidiaries, in addition to the matters discussed above. The Company is also subject to Federal, state and local environmental laws and regulations, and is currently participating in the investigation and remediation of numerous sites. In addition, the Company periodically enters into financial commitments in connection with business operations. It is not possible at this time for the Company to determine fully the effect of all litigation on its consolidated financial statements. However, the Company has recorded a liability where the litigation effects can be estimated and where an outcome is considered probable. The Company does not expect that any of these other matters not discussed in detail above will have a material adverse effect on its financial condition or results of operations.

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

         For the nine months ended September 30, 2001, the Company spent $1.2 million for remediation. The majority of the September 30, 2001, environmental liability is expected to be paid over the next five years, funded by cash generated from operations. Future environmental obligations are not expected to have a material impact on the results of operations or financial condition of the Company.

(8)      Western Resources Acquisition

     On November 9, 2000, the Company and Western Resources, Inc. ("Western Resources") announced that both companies' boards of directors approved an agreement under which the

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)      Western Resources Acquisition (Continued)

Company will acquire the Western Resources electric utility operations in a tax-free, stock-for-stock transaction. Due to recent actions by the Kansas Corporation Commission ("KCC"), the Company believes that the transaction cannot be accomplished under the terms of the present acquisition agreement if the orders remain in effect (see below). On October 12, 2001, the Company filed suit in the Supreme Court of New York ("NY Court") asking the NY Court to find that it is impossible to complete the proposed transaction under the original terms. The Company also asked the NY Court to rule that an electric rate reduction mandated by the KCC is a material adverse effect removing the obligation to effect the transaction. Western Resources' response to the Complaint is due on November 26, 2001.

Present Acquisition Agreement

         Under the present agreement, the Company and Western Resources, whose utility operations consist of its Kansas Power and Light division and Kansas Gas and Electric subsidiary, will both become subsidiaries of a new holding company to be named at a future date. Prior to the consummation of this combination, Western Resources will reorganize all of its non-utility assets, including its 85 percent stake in Protection One and its 45 percent investment in ONEOK, into Westar Industries which will be split off to Western Resources' shareholders, prior to the acquisition of Western's electric utility businesses by the Company.

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

         In the present transaction, each Company share will be exchanged on a one-for-one basis for shares in the new holding company. The portion of each Western Resources share not converted into Westar Industries stock in connection with the split off will be exchanged for a fraction of a share of the new holding company. This exchange ratio will be finalized at closing, depending on the impact of certain adjustments to the transaction consideration. Under the present agreement, Western Resources and Westar Industries have been given a limited incentive to reduce Western Resources' net debt balance prior to the consummation of the transaction by selling non-utility assets or through certain other debt reduction activities. The present agreement contains a mechanism to adjust the transaction consideration based on certain activities not affecting the utility operations, which increase the equity of the utility. In addition, Westar Industries has the option of making equity infusions into Western Resources that will be used to reduce the utility's net debt balance prior to closing. Up to $641 million of additional equity infusions and existing intercompany receivables may be used to purchase additional new holding company common and convertible preferred stock. The effect of these activities would be to increase the number of new holding company shares to be issued to all Western Resources shareholders (including Westar Industries) in the present transaction.

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)      Western Resources Acquisition (Continued)

         In February 2001, Westar Industries purchased 14.4 million Western Resources common shares at $24.358 per share (based on a 20-day look-back price at February 28, 2001) at an aggregate price of $350 million. As a result of this equity contribution, under the present agreement, the acquisition consideration may be adjusted to include an additional 4.3 million shares of the new holding company depending on the impact of future transactions between Western Resources and Westar Industries.

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

         Under the present agreement, the successful split-off of Westar Industries from Western Resources is required prior to the consummation of the transaction. The present transaction is also conditioned upon, among other things, approvals from both companies' shareholders and customary regulatory approvals from the KCC, the PRC, the Federal Energy Regulatory Commission, the Nuclear Regulatory Commission, the Federal Communications Commission and either the Federal Trade Commission or the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. In addition, an adverse regulatory outcome related to other actions involving rate making or approval of regulatory plans may affect the consummation of the transaction. The new holding company would be expected to register as a holding company with the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935.

Recent Actions by the KCC

         On July 20, 2001, the KCC issued an order prohibiting Western Resources from proceeding with the split-off of Westar Industries. The KCC ruled that the split-off, as presently designed, is inconsistent with the public interest. The KCC also ruled that the adverse impacts of the split-off on ratepayers could not be cured by a merger and directed Western Resources to file a financial plan within 90 days to restore Western Resources' financial ratings to the investment grade level of similarly situated electric public utilities. Western Resources filed for reconsideration of the order. On October 3, 2001, the KCC issued its order on reconsideration of

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)     Western Resources Acquisition (Continued)

the split-off order, reaffirming its prior order prohibiting the split-off as presently designed and confirming that a merger would not cure the problems associated with the split-off. In October 2001, Western Resources filed petitions for judicial review in the District Court of Shawnee County, Kansas, of the split-off order and the reconsideration order.

         On July 25, 2001, the KCC issued an order reducing the rates of Western Resources electric utilities by the net amount of $22.7 million annually. Western Resources had sought a combined increase of approximately $151 million annually. Western Resources filed for reconsideration of the order and on September 5, 2001, the KCC slightly increased rates resulting in a revised net reduction of approximately $15.7 million annually. Western Resources and other parties in the case filed for reconsideration of the KCC's revised rate order. On October 11, 2001, the KCC issued an order denying all petitions for reconsideration of the revised rate order.

         On July 30, 2001, the Company and Western Resources issued a joint release stating that the transaction as presently designed would be difficult to complete if the KCC orders remain in effect. The release announced that the Company and Western Resources would begin discussions on how to modify the transaction to make it possible to obtain necessary regulatory approvals.

         On August 13, 2001, the Company announced that Western Resources had decided to discontinue the talks about modifying the transaction and desired to attempt to pursue completion of the transaction as currently structured. The Company announced that it continues to believe that the transaction cannot be accomplished on its present terms due to the KCC orders. In addition, the Company announced that it believes that the rate case order will result in a material adverse effect on the financial condition of the combined companies and that there will be a failure of key conditions to consummation of the transaction if the KCC orders remain in effect. Western Resources has advised the Company that it does not believe that the rate case order results in a material adverse effect.

         Western Resources has requested that the Company file for regulatory approvals of the transaction as presently designed, despite the fact that the transaction requires the split-off already determined to be unlawful by the KCC. As a result of the disagreement over the viability of the transaction as presently designed, the Company filed suit on October 12, 2001, in New York state court seeking declarations that the transaction could not be accomplished as presently designed due to the KCC's determination that the split-off condition of the transaction is unlawful; that the Company is not obligated to pursue approvals of the transaction as presently designed; that the transaction is terminated effective December 31, 2001, without an automatic extension; and that the KCC rate case order constitutes a material adverse effect under the agreement. The Company also seeks monetary damages for breach of contract because Western Resources represented and warranted that the split-off did not require approval of the KCC. The Company is unable to predict the outcome of this proceeding.

             PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)      Western Resources Acquisition (Continued)

         On November 6, 2001, Western Resources filed its financial plan for restructuring debt pursuant to the KCC's July 20 order. The plan is essentially comprised of two parts. The first part is stated by Western Resources as being designed to reduce debt by $100 to $175 million in the next several months by means of a rights offering of between $8.7 million and $19.1 million Westar Industries shares to Western Resources shareholders, representing between 10.2% and 19.9% of outstanding shares of Westar Industries. The second part is stated by Western Resources as being designed to reduce debt below $1.8 billion over the next one to three years through the sale by Western Resources of its Westar Industries common stock or Western Resources shares. The second part would not take place unless Westar Industries' stock price trades for 45 consecutive trading days at a price 25% higher than the price necessary to reduce Western Resources' debt below $1.8 billion. The first part of the plan is acknowledged by Western Resources to be similar to the split-off ruled unlawful by the KCC but Western Resources asserts that it has made certain modifications in an attempt to address concerns raised by the KCC. The Company continues to monitor the proceedings in Kansas and intends to pursue the litigation in New York State Court.

(9)      New and Proposed Accounting Standards

         Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 143. The statement requires the recognition of a liability for legal obligations associated with the retirement of a tangible long-lived asset that result from the acquisition, construction or development and/or the normal operation of a long-lived asset. The asset retirement obligation is required to be recognized at its fair value when incurred. The cost of the asset retirement obligation is required to be capitalized by increasing the carrying amount of the related long-lived asset by the same amount as the liability. This cost must be expensed using a systematic and rational method over the related asset's useful life. SFAS 143 is effective for the Company beginning January 1, 2003. The Company is currently assessing the impact of SFAS 143 and is unable to predict its impact on the Company's operating results and financial position at this time.

         Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). In August 2001, the FASB issued SFAS 144. The statement amends certain requirements of the previously issued pronouncement on asset impairment, Statement of Financial Accounting Standards No. 121 ("SFAS 121"). SFAS 144 removes goodwill from the scope of SFAS 121, provides for a probability-weighted cash flow estimation approach for estimating possible future cash flows, and establishes a "primary asset" approach for a group of assets and liabilities that represents the unit of accounting to be evaluated for impairment. In addition, SFAS 144 changes the measurement of long-lived assets to be disposed of by sale, as accounted for by Accounting Principles Board Opinion No. 30. Under SFAS 144, discontinued operations are no longer measured on a net realizable value basis, and their future operating losses are no longer recognized before they occur. The Company does not believe SFAS 144 will have a material effect on its future operating results or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         All references to the Company refer to Public Service Company of New Mexico or, as the context requires, its proposed successor holding company PNM Resources, Inc. (see "Restructuring the Electric Utility Industry" below).

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

         The following table shows electric sales by customer class:

                                 ELECTRIC SALES
                                (Megawatt hours)

                             Three Months Ended      Nine Months Ended
                               September 30,            September 30,
                            2001          2000       2001         2000
                        -------------  ----------  -----------  -----------

  Residential...........    593,453      592,187    1,676,271    1,638,633
  Commercial............    931,937      912,951    2,447,231    2,367,363
  Industrial............    425,299      399,364    1,210,266    1,166,295
  Other.................     75,751       74,066      182,450      183,088
                        -------------  ----------  -----------  -----------
                          2,026,440    1,978,568    5,516,218    5,355,379
                        =============  ==========  ===========  ===========

         The following table shows electric revenues by customer class:

                                ELECTRIC REVENUES
                             (Thousands of dollars)

                                 Three Months Ended       Nine Months Ended
                                   September 30,            September 30,
                                 2001         2000         2001         2000
                             ------------  ----------- -----------  -----------

  Residential...............   $ 50,002     $ 50,782    $142,785     $140,582
  Commercial................     68,363       68,574     183,372      179,269
  Industrial................     21,836       20,691      62,161       60,114
  Other.....................     13,511       10,100      36,461       26,599
                             ------------  ----------- -----------  -----------
                               $153,712     $150,147    $424,779     $406,564
                             ============  =========== ===========  ===========
  Average customers.........    378,336      369,063     376,297      367,400
                             ============  =========== ===========  ===========

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

         The following table shows gas throughput by customer class:

                                 GAS THROUGHPUT
                            (Thousands of decatherms)

                            Three Months Ended      Nine Months Ended
                             September 30,             September 30,
                            2001         2000        2001        2000
                         ----------   ----------  ----------  ----------

  Residential...........    2,270        2,240      18,357      17,081
  Commercial............    1,242        1,049       6,867       5,862
  Industrial............      144        2,316       3,665       3,641
  Transportation*.......   16,842       14,905      41,243      34,579
  Other.................      763        1,593       3,541       5,651
                         ----------   ----------  ----------  ----------
                           21,261       22,103      73,673      66,814
                         ==========   ==========  ==========  ==========

         The following table shows gas revenues by customer:

                                  GAS REVENUES
                             (Thousands of dollars)

                              Three Months Ended       Nine Months Ended
                                September 30,             September 30,
                               2001        2000         2001         2000
                            ----------  ----------  -----------  -----------

  Residential...............  $21,709     $24,084    $ 188,113    $ 117,383
  Commercial................    6,711       7,041       56,375       31,823
  Industrial................      623      11,726       26,541       16,404
  Transportation*...........    6,025       3,651       16,437       10,582
  Other.....................    4,581       8,631       31,204       28,001
                            ----------  ----------  -----------  -----------
                              $39,649     $55,133    $ 318,670    $ 204,193
                            ==========  ==========  ===========  ===========
  Average customers.........  441,557     426,627      442,982      428,384
                            ==========  ==========  ===========  ===========

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

         The following table shows sales by customer class:

                     GENERATION AND TRADING SALES BY MARKET
                                (Megawatt hours)

                                           Three Months Ended            Nine Months Ended
                                             September 30,                 September 30,
                                           2001           2000          2001           2000
                                       ------------   ------------  ------------  -------------

Intersegment sales..................     2,026,439      1,978,568     5,516,218      5,355,379
Firm-requirement wholesale..........       165,642        114,340       441,376        209,096
Other contracted off-system sales...     1,977,917      2,149,539     5,483,401      5,664,280
Economy energy sales................     1,373,454      1,029,641     3,901,723      3,729,391
                                       ------------   ------------  ------------  -------------
                                         5,543,452      5,272,088    15,342,718     14,958,146
                                       ============   ============  ============  =============

         The following table shows revenues by customer class:

                    GENERATION AND TRADING REVENUES BY MARKET
                             (Thousands of dollars)

                                               Three Months Ended             Nine Months Ended
                                                  September 30,                 September 30,
                                              2001           2000           2001           2000
                                           -------------   -----------  --------------  ------------

Intersegment revenues.....................    $ 95,413       $ 90,638      $ 259,726     $ 245,330
Firm-requirement wholesale................       8,663          5,952         16,026         9,577
Other contracted off-system revenues......     362,729        149,979        803,620       278,484
Economy energy sales......................      60,137        123,570        486,348       246,195
Other*....................................      (2,998)        14,630        (25,853)        3,391
                                           -------------   -----------  --------------  ------------
                                            $  523,944       $384,769    $ 1,539,867     $ 782,977
                                           =============   ===========  ==============  ============

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

         As of September 30, 2001, the total net generation capacity of facilities owned or leased by the Company was 1,653 MW, including a 132 MW power purchase contract accounted for as an operating lease. In addition to its generation capacity, the Generation and Trading Operations purchases power in the open market.

                                     AVISTAR

         The Company's wholly-owned subsidiary, Avistar, was formed in August 1999 as a New Mexico corporation and is currently engaged in certain unregulated, non-utility business ventures. The PRC authorized the Company to invest $50 million in equity in Avistar and to enter into a reciprocal loan agreement for up to $30 million. The Company has currently invested $50 million in Avistar and has no amounts outstanding under the reciprocal loan agreement.

         In July 2001, the Board of Directors of Avistar decided to wind down all operations except for Avistar's Reliadigm business unit, which provides maintenance solutions to the electric power industry. Avistar had previously divested itself of its Energy Partners business unit and liquidated Axon Field services and Pathways Integration. In addition the transfer of the Sangre de Cristo Water Company operations to the City of Santa Fe was completed in the third quarter. All remaining non-Reliadigm investments were written-off with the exception of Avistar's investment in Nth Power, an energy related venture capital fund. In the third quarter of 2001, the Company recorded a related charge of $4.2 million. The Company had previously taken charges of $13.0 million to reflect these activities and the impairment of its Avistar investments.

                          WESTERN RESOURCES ACQUISITION

         On November 9, 2000, the Company and Western Resources, Inc. ("Western Resources") announced that both companies' boards of directors approved an agreement under which the Company will acquire the Western Resources' electric utility operations in a tax-free, stock-for-stock transaction. Due to recent actions by the Kansas Corporation Commission ("KCC"), the Company believes that the transaction cannot be accomplished under the terms of the present acquisition agreement if the orders remain in effect. On October 12, 2001, the Company filed suit in the Supreme Court for New York County, New York ("NY Court") asking the NY Court to find that it is impossible to complete the proposed transaction under the original terms. The Company also asked the NY Court to rule that an electric rate reduction mandated by the KCC is a material adverse effect removing the obligations to effect the transaction. (See "Other Issues Facing The Company - Proposed Acquisition of Western Resources Electric Operations" below).

                   RESTRUCTURING THE ELECTRIC UTILITY INDUSTRY

         In April 1999, New Mexico's Electric Utility Industry Restructuring Act of 1999 (the "Restructuring Act") was enacted into law. The Restructuring Act opens the state's electric power market to customer choice. In March 2001, amendments to the Restructuring Act were passed which delay the original implementation dates by approximately five years, including the requirement for corporate separation of supply service and energy-related service assets from distribution and transmission service assets. In addition, the PRC will have the authority to delay implementation for another year under certain circumstances. The Restructuring Act, as amended, will give schools, residential and small business customers the opportunity to choose among competing power suppliers beginning in January 2007. Competition would be expanded to include all customers starting in July 2007.

         The amendments to the Restructuring Act required that the PRC approve a holding company, subject to terms and conditions in the public interest, without corporate separation of supply service and energy-related service assets from distribution and transmission service assets, by July 1, 2001. In addition, the amendments allow utilities to engage in unregulated power generation business activities until corporate separation is implemented (see "Other Issues Facing the Company - Merchant Plant Filing.") The Company believes that its ability to form a new holding company and expand generation assets in an unregulated environment will give it the flexibility it needs to pursue its strategic plan despite the delay in customer choice and corporate separation. The Company is unable to predict the form its restructuring will take under the delayed implementation of customer choice. The formulation of a restructuring plan will be dependent on future business conditions at the expected time customer choice is implemented (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Issues Facing The Company - Recovery of Certain Costs Under The Restructuring Act" below).

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

         The PRC issued an order approving formation of a holding company on June 28, 2001. The order limits the Company's proposed utility subsidiary's ability to pay dividends to the parent holding company, without prior PRC approval, to annual current earnings determined on a rolling four quarter basis and imposes certain regulatory requirements regarding merchant generation plants. The Company believes that certain conditions imposed by the PRC order are unlawful and could have an adverse effect on the Company's ability to execute its growth strategy.

         On July 27, 2001, the Company asked the PRC to reconsider certain conditions imposed by the order. The PRC did not act on the Company's request, and the request was deemed denied on August 16, 2001. Despite this adverse ruling, the Company plans to proceed with its plans to activate PNM Resources and complete the mandatory share exchange. At the same time, the Company will continue with its efforts to minimize the adverse effects of the order. On September 14, 2001, the Company asked the New Mexico Supreme Court to review the holding company order. The Company believes the PRC exceeded its jurisdiction and placed certain conditions on the new corporate structure that the Company believes are unlawful. The Attorney General has filed a cross-appeal. The Company is unable to predict the outcome of its appeal or cross-appeal. In filings with the PRC, the Staff and other parties raised the issue of whether the Company should be allowed to form the holding company pending appeal. The Company has filed its response and intends to vigorously defend its right to form the holding company pending appeal. The Company is unable to predict what action the PRC may take regarding this issue.

                              COMPETITIVE STRATEGY

         The Restructuring Act, as amended, allows the Company and other utilities to build, operate, invest in or acquire new generating plants for merchant purposes prior to open access with minimum regulatory approvals. These new plants will be excluded from utility rates under the provisions of the law. The cost of new unregulated utility generation resources will serve as a cap for ratemaking purposes, for the price of new resources needed to serve retail customers until customer choice and corporate restructuring is implemented. In addition, the New Mexico Legislature passed, and the Governor signed, an amendment to the Public Utility Act requiring the PRC to act on siting applications for certain generating plants and transmission lines within six months. The PRC is allowed an additional ten months to act on transmission applications that are environmentally sensitive.

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

         The Company's current business plan calls for increasing generating capacity and wholesale sales. The Company's ability to execute its growth plan may be impacted by the holding company order issued by the PRC on June 28, 2001 (see "Restructuring the Electric Utility Industry" above). The Company intends to spend approximately $1.3 billion over the next five years to grow its generation portfolio. Such growth will be dependent upon the Company's ability to generate funds for the Company's expansion. The Company currently has $223 million of available cash as well as adequate borrowing capacity to fund the expansion program. There can be no assurance that investments in new unregulated generation facilities will be successful or, if unsuccessful, that they will not have a direct or indirect adverse effect on the Company.

         At the Federal level, there have been, from time to time, a number of proposals on electric restructuring being considered with no concrete timing for definitive actions. None of these proposals have been acted upon by Congress. Issues such as stranded cost recovery, market power, utility regulation reform, the role of states, subsidies, consumer protections and environmental concerns are expected to be considered in the current Congressional session. In addition, the FERC has stated that if Congress mandates electric retail access, it should leave the details of the program to the states with the FERC having the authority to order the necessary transmission access for the delivery of power for the states' retail access programs. Recent federal actions have focused on the energy crisis in California with bills being introduced to require caps on wholesale prices. In addition, the Senate Banking Committee has voted 19-1 to repeal the Public Utility Holding Company Act. In August 2001, the FERC issued a series of Orders requiring existing independent system operators and developing RTOs in the Eastern United States to enter into mediation to form a single RTO in the Northeast and a second in the Southeast. The FERC expressed the desire that four RTO's be formed in the United States, two in the East, one in the Midwest and one in the West.

         The Company along with other Southwest transmission owners is in the process of forming an RTO including support for a filing that was made on October 16, 2001 with the FERC (see Other Issues Facing the Company - Formation of a Regional Transmission Organization).

         Although it is unable to predict the ultimate outcome of these legislative initiatives, the Company has been and will continue to be active at both the state and Federal levels in the public policy debates on the restructuring of the electric utility industry. The Company will continue to work with customers, regulators, legislators and other interested parties to find solutions that bring benefits from competition while recognizing the importance of reimbursing utilities for past commitments.

                              RESULTS OF OPERATIONS

         The following discussion is based on the financial information presented in Footnote 1 of the Consolidated Financial Statements - Nature of Business and Segment Information. The table below sets forth the operating results as percentages of total operating revenues for each business segment.

                      Three Months Ended September 30, 2001
                Compared to Three Months Ended September 30, 2000

                      Three Months Ended September 30, 2001

                                                            Utility
                                        ---------------------------------------------        Generation
                                               Electric                 Gas                  and Trading
                                        ----------------------- ---------------------  ---------------------
Operating revenues:
  External customers...................  $153,535       99.88%   $ 39,649     100.00%   $ 428,531     81.79%
  Intersegment revenues................       177        0.12          -        0.00       95,413     18.21
                                        -----------  ---------- ----------  ---------  ----------  ---------
  Total revenues.......................   153,712      100.00      39,649     100.00      523,944    100.00
                                        -----------  ---------- ----------  ---------  ----------  ---------
Cost of energy sold....................     1,145        0.74      14,330      36.14      414,490     79.11
Intersegment purchases.................    95,413       62.07          -        0.00          177      0.03
                                        -----------  ---------- ----------  ---------  ----------  ---------
  Total fuel costs.....................    96,558       62.82      14,330      36.14      414,667     79.14
                                        -----------  ---------- ----------  ---------  ----------  ---------
Gross margin...........................    57,154       37.18      25,319      63.86      109,277     20.86
                                        -----------  ---------- ----------  ---------  ----------  ---------
Administrative and general costs.......     9,114        5.93      10,475      26.42        8,636      1.65
Energy production costs................       184        0.12         493       1.24       35,547      6.78
Depreciation and amortization..........     8,220        5.35       5,400      13.62       10,565      2.02
Transmission and distribution costs....    10,180        6.62       8,125      20.49           97      0.02
Taxes other than income taxes..........     2,867        1.87       1,338       3.37        2,367      0.45
Income taxes...........................     8,305        5.40      (1,162)     (2.93)      18,842      3.60
                                        -----------  ---------- ----------  ---------  ----------  ---------
  Total non-fuel operating expenses....    38,870       25.29      24,669      62.22       76,054     14.52
                                        -----------  ---------- ----------  ---------  ----------  ---------
Operating income.......................   $18,284       11.89%    $   650       1.64%   $  33,223      6.34%
                                        -----------  ---------- ----------  ---------  ----------  ---------

                                       34

                      Three Months Ended September 30, 2000

                                                           Utility
                                         --------------------------------------------       Generation
                                               Electric                 Gas                 and Trading
                                         --------------------- ---------------------- --------------------
Operating revenues:
  External customers...................   $149,970     99.88%  $  55,133     100.00%  $  294,131    76.44%
  Intersegment revenues................        177      0.12           -       0.00       90,638    23.56
                                         ----------  --------- ----------  ---------- ----------- --------
  Total revenues.......................    150,147    100.00      55,133     100.00      384,769   100.00
                                         ----------  --------- ----------  ---------- ----------- --------
Cost of energy sold....................      1,442      0.96      30,776      55.82      284,301    73.89
Intersegment purchases.................     90,638     60.37           -       0.00          177     0.05
                                         ----------  --------- ----------  ---------- ----------- --------
  Total fuel costs.....................     92,080     61.33      30,776      55.82      284,478    73.93
                                         ----------  --------- ----------  ---------- ----------- --------
Gross margin...........................     58,067     38.67      24,357      44.18      100,291    26.07
                                         ----------  --------- ----------  ---------- ----------- --------
Administrative and general costs.......      9,787      6.52       8,279      15.02        9,585     2.49
Energy production costs................        296      0.20         328       0.59       32,230     8.38
Depreciation and amortization..........      7,856      5.23       4,990       9.05       10,170     2.64
Transmission and distribution costs....      8,519      5.67       6,020      10.92           (1)    0.00
Taxes other than income taxes..........      2,938      1.96       1,614       2.93        2,216     0.58
Income taxes...........................      9,569      6.37         263       0.48       13,771     3.58
                                         ----------  --------- ----------  ---------- ----------- --------
  Total non-fuel operating expenses....     38,975     25.96      21,494      38.99       67,970    17.67
                                         ----------  --------- ----------  ---------- ----------- --------
Operating income.......................    $19,092     12.72%   $  2,863       5.19%   $  32,321     8.40%
                                         ----------  --------- ----------  ---------- ----------- --------

UTILITY OPERATIONS

         Electric - Operating revenues increased $3.6 million (2.4%) for the period to $153.7 million primarily due to an increase in transmission wheeling revenues of $3.1 million as a result of additional capacity sales. Retail electricity delivery grew 2.4% to 2.02 million MWh in 2001 compared to 1.98 million MWh delivered in the prior year period. This volume increase was the result of normal load growth.

         The gross margin, or operating revenues minus cost of energy sold, decreased $0.9 million reflecting an increase in intersegment transfer pricing, partially offset by the increase in transmission wheeling revenues. Gross margin as a percentage of revenues declined from 38.7% to 37.1%. The decline in gross margin percentage is primarily a result of the increase in intersegment transfer pricing. The Company's Generation and Trading Operations exclusively provide power to Electric. Intersegment purchases from the Generation and Trading Operations are priced using internally developed transfer pricing and are not based on market rates. Customer rates for electric service are set by the PRC based on the recovery of the cost of power production and a rate of return that includes certain generation assets that are part of Generation and Trading Operations, among other things.

         Administrative and general costs decreased $0.7 million (7.0%) primarily due to lower bad debt expense, partially offset by consulting expenses in connection with cost control and process improvement initiatives. By 2001, the Company had resolved most of the problems associated with the implementation of its new billing system (see "Other Issues Facing the Company - Implementation of New Customer Billing System.") As a result, bad debt expense was significantly lower in 2001. As a percentage of revenues, administrative and general costs decreased to 5.9% from 6.5% for the three months ended September 30, 2001 and 2000, respectively as a result of the decrease in costs.

         Transmission and distribution costs increased $1.7 million (19.5%) primarily as a result of a non-recurring increase in maintenance to improve reliability for the transmission and distribution systems. These increased expenses are not expected to continue into 2002. Transmission and distribution costs as a percentage of revenues increased from 5.7% to 6.6 % due to the increase in costs.

         Gas - Operating revenues decreased $15.5 million (28.1%) for the period to $39.6 million. This decrease was driven by a 28.8% decrease in the average rate charge per decatherm due to lower market prices for natural gas in the third quarter of 2001 and a 3.8% volume decrease. As a result of a weak wholesale electricity market in the third quarter, demand for natural gas decreased significantly. These declines were partially offset by a gas rate increase which became effective October 30, 2000. Industrial customer volume decreased 93.8% and revenues decreased $11.1 million. This decline was primarily attributed to the Company's Generation and Trading Operations due to weak wholesale market pricing. In the second quarter of 2001, the Company's Generation and Trading Operations began procuring its gas supply independent of the Company and contracting with the Utility Operations for transportation services only. Residential and commercial customers volume increased 6.8%; however, due to the lower prices, revenues decreased $3.2 million. These decreases were partially offset by an increase in transportation volume of 13.0% and revenues of $2.4 million. The Company does not earn cost of service revenues on transportation customers.

         The gross margin, or operating revenues minus cost of energy sold, increased $1.0 million (3.9%). This increase is due to the rate increase and higher off-system transportation volumes partially offset by the decrease in volumes. The Company purchases natural gas in the open market and resells it at cost to its distribution customers. As a result, the change in gas prices driving cost of sales revenues does not have an impact on the Company's gross margin or earnings.

         Administrative and general costs increased $2.2 million (26.5%). This increase is due to additional customer service expense for increased collection activities. The significantly higher natural gas prices experienced during the 2000-2001 heating season resulted in higher than normal delinquency rates. In addition, the Company incurred certain consulting expenses in connection with its cost control initiatives.

         Depreciation and amortization increased $0.4 million (8.2%) for the period due to additions to the depreciable plant base.

         Transmission and distribution costs increased $2.1 million (35.0%) as a result of a one-time increase in maintenance to improve reliability for the transportation and distribution systems. These increased expenses are not expected to continue into 2002.

GENERATION AND TRADING OPERATIONS

         Operating revenues grew $139.2 million (36.2%) for the period to $523.9 million. This increase in wholesale electricity sales primarily reflects higher regional wholesale electric prices. However, prices have been declining since the end of the second quarter of 2001 (see below). The Company delivered wholesale (bulk) power of 3.5 million MWh of electricity this period compared to
3.3 million MWh delivered in the prior period, an increase of 6.8%. The MWh increase is attributable to increased wholesale trading activity during the period.

         The strong wholesale electric prices experienced in the second half of 2000 and the first half of 2001 were caused by limited power generation capacity, increased natural gas prices and the power supply/demand imbalance in the Western United States. The wholesale electric and natural gas markets experienced falling price levels at the end of the second quarter of 2001, which continued through the third quarter of 2001. These price declines were due to California conservation measures, moderate weather, the economic slowdown and FERC price caps (see "Western United States Wholesale Power Market"). Since the end of the second quarter, prices have declined significantly, and liquidity in the market place - the opportunity to buy/resell power - declined as trading activity slowed (see "Other Issues Facing the Company - Western United States Wholesale Power Market"). If these trends continue, the Company expects operating revenues from wholesale trading activities to continue to decline in the fourth quarter of 2001 (see "Future Expectations").

         The majority of the wholesale sales are from power purchased for resale. Exposure to adverse market moves is limited through an asset backed strategy, whereby the Company's aggregate net open position is covered by its generation resources, primarily generation which has been excluded from retail rates. This strategy, along with the Company's credit policies, limits the Company's wholesale sales in a volatile market. Wholesale revenues from third-party customers increased from $294.1 million to $428.5 million, a 45.7% increase. The increase was largely price driven.

         The gross margin, or operating revenues minus cost of energy sold, increased $9.0 million (9.0%). Gross margin as a percentage of revenues decreased from 26.1% to 20.9% reflecting increased prices for purchased power for resale and increased purchases due to an unscheduled outage at San Juan. A $4.6 million reduction in the Company's allowances for market price volatility and credit risk in the wholesale power market, as a result of the falling prices in the third quarter, contributed to the increase in gross margin (see "Other Issues Facing The Company - Western United States Wholesale Power Market"). In addition, the Company recorded unrealized mark-to-market losses of $0.6 million relating to its power trading contracts in the third quarter of 2001. In 2000, the Company recognized a $12.1 unrealized gain relating to its power trading contracts (see Note 4 of the Notes to Consolidated Financial Statements). These items were recorded as revenue adjustments.

         Administrative and general costs decreased $0.9 million (9.9%) for the period. This decrease is primarily due to business development costs in the prior year, which did not reoccur in 2001, of $4.5 million related to the acquisition of a long-term wholesale customer. This decrease is offset by higher power marketing expenses resulting from increased incentive bonuses and certain business development related consulting fees. In addition, decreased capital activity resulted in a smaller portion of overhead costs being allocated to capital projects. As a percentage of revenues, administrative and general costs decreased to 1.7% from 2.5% for the three months ended September 30, 2001 and 2000, respectively as a result of increased revenues and decreased costs.

         Energy production costs increased $3.3 million (10.3%) for the period. The increase is primarily due to higher maintenance costs in 2001 resulting from an unscheduled outage at San Juan Unit 3. As a percentage of revenues, energy production costs decreased from 8.4% to 6.8%. The decrease is primarily due to the significant increase in revenues.

UNREGULATED BUSINESSES

         Due to the cessation of much of Avistar's historic operations, business activity declined significantly (see "Overview - Avistar"). Revenues decreased 25.9% for the period. Operating losses for Avistar decreased from $1.3 million in the prior year period to $0.7 million in the current year period primarily due to decreased business activity.

CONSOLIDATED

         Corporate administrative and general costs, which represent costs that are driven exclusively by corporate-level activities, increased $2.8 million for the period from $6.9 million to $9.7 million. This increase was due to higher legal costs, expenses related to business development and an increase in bonus accruals reflecting the Company's earnings profile for 2001.

         Corporate taxes other than income decreased $2.5 million due to higher tax liabilities in the prior year period as a result of favorable audit outcomes by certain tax authorities and tax planning strategies.

         Other income and deductions, net of taxes, decreased $14.5 million for the period to income of $1.0 million primarily due to certain gains recognized in 2000 which did not reoccur in 2001. In 2000, the Company recognized gains of $13.8 million (pre-tax) related to the settlement of a lawsuit and $4.6 million (pre-tax) for the reversal of certain reserves associated with the expected resolution of two gas rate cases. In the third quarter of 2001, the Company recorded a charge of $4.2 million (pre-tax) to write-off an investment by Avistar in a technology Company which was impaired. The current period also had mark-to-market losses of $0.9 million (pre-tax) on the PVNGS decommissioning trust assets compared to mark-to-market gains of $0.8 million (pre-tax) in the prior year period (see Note 4 to the Consolidated Financial Statements) and increased costs of $0.9 million (pre-tax) related to the Company's proposed acquisition of Western Resources' electric utility operations. Total costs for the third quarter 2001 related to the Company's proposed acquisition of Western Resources were $3.4 million (pre-tax). Recently, certain developments have led the Company to conclude the acquisition cannot be accomplished under the terms of the present acquisition agreement (see "Other Issues Facing the Company - Proposed Acquisition of Western Resources Electric Operations" below).

           The Company's consolidated income tax expense was $22.3 million in the three months ended September 30, 2001, a decrease of $7.5 million for the period. The Company's income tax effective rate for the three months ended September 30, 2001 was 40.54% compared to 38.84% for the three months ended September 30, 2000. Included in the Company's 2001 and 2000 taxable income are certain non-deductible costs related to the Company's acquisition of Western Resources' electric utility operations. Excluding the impact of these costs, the Company's effective tax rate declined to 38.76% for 2001 compared to 38.87% for 2000.

           The Company's net earnings for the three months ended September 30, 2001 were $32.8 million, a 30.1% decrease. Excluding the Western Resources' acquisition costs and the related impact on the effective tax rate and the write-off of the Avistar investment ("2001 Special Items"), the Company's net earnings were $38.4 million. Net earnings for the three months ended September 30, 2000 were $46.9 million. Excluding the gains for the lawsuit settlement and the reversal of certain gas rate case reserves, the charge in connection with the acquisition of a long-term wholesale customer and the Western Resources' acquisition costs and the related impact on the effective tax rate ("2000 Special Items"), the Company's net earnings were $40.0 million.

           Earnings per share on a diluted basis were $0.96 (excluding the 2001 Special Items) for the three months ended September 30, 2001 compared to $1.01 (excluding the 2000 Special Items) for the three months ended September 30, 2000. Diluted weighted average shares outstanding were remained constant at 39.7 million in 2001 and 2000. Net earnings per share from continuing operations primarily decreased due to a decline in utility operating income.

                Nine Months Ended September 30, 2001 Compared to
                      Nine Months Ended September 30, 2000

The table below sets forth the operating results as percentages of total operating revenues for each business segment.


                                                    Nine Months Ended September 30, 2001

                                                          Utility
                                         -------------------------------------------        Generation
                                                Electric                 Gas                and Trading
                                         ----------------------- -------------------  ----------------------
Operating revenues:
  External customers...................   $424,249      99.88%   $318,670   100.00%   $1,280,141     83.13%
  Intersegment revenues................        530       0.12           -     0.00       259,726     16.87
                                         -----------  ---------- --------- ---------  -----------  ---------
  Total revenues.......................    424,779     100.00     318,670   100.00     1,539,867    100.00
                                         -----------  ---------- --------- ---------  -----------  ---------
Cost of energy sold....................      3,957       0.93     220,547    69.21     1,136,400     73.80
Intersegment purchases.................    259,726      61.14           -     0.00           530      0.03
                                         -----------  ---------- --------- ---------  -----------  ---------
  Total fuel costs.....................    263,683      62.08     220,547    69.21     1,136,930     73.83
                                         -----------  ---------- --------- ---------  -----------  ---------
Gross margin...........................    161,096      37.92      98,123    30.79       402,937     26.17
                                         -----------  ---------- --------- ---------  -----------  ---------
Administrative and general costs.......     29,660       6.98      34,162    10.72        20,296      1.32
Energy production costs................        687       0.16       1,306     0.41       107,135      6.96
Depreciation and amortization..........     24,311       5.72      16,023     5.03        31,981      2.08
Transmission and distribution costs....     26,621       6.27      21,829     6.85           310      0.02
Taxes other than income taxes..........      8,527       2.01       4,989     1.57         6,611      0.43
Income taxes...........................     22,616       5.32       4,532     1.42        84,698      5.50
                                         -----------  ---------- --------- ---------  -----------  ---------
  Total non-fuel operating expenses....    112,422      26.47      82,841    26.00       251,031     16.30
                                         -----------  ---------- --------- ---------  -----------  ---------
Operating income.......................    $48,674      11.46%    $15,282     4.80%    $ 151,906      9.86%
                                         -----------  ---------- --------- ---------  -----------  ---------

                                       39

                      Nine Months Ended September 30, 2000

                                                             Utility
                                           --------------------------------------------       Generation
                                                    Electric               Gas               and Trading
                                           --------------------- ---------------------- --------------------
Operating revenues:
  External customers.....................   $406,034     99.87%  $ 204,193     100.00%   $537,647    68.67%
  Intersegment revenues..................        530      0.13           -       0.00     245,330    31.33
                                           ----------  --------- ----------  ---------- ---------- ---------
  Total revenues.........................    406,564    100.00     204,193     100.00     782,977   100.00
                                           ----------  --------- ----------  ---------- ---------- ---------
Cost of energy sold......................      3,707      0.91     118,706      58.13     542,223    69.25
Intersegment purchases...................    245,330     60.34           -       0.00         530     0.07
                                           ----------  --------- ----------  ---------- ---------- ---------
  Total fuel costs.......................    249,037     61.25     118,706      58.13     542,753    69.32
                                           ----------  --------- ----------  ---------- ---------- ---------
Gross margin.............................    157,527     38.75      85,487      41.87     240,224    30.68
                                           ----------  --------- ----------  ---------- ---------- ---------
Administrative and general costs.........     27,299      6.71      27,585      13.51      18,279     2.33
Energy production costs..................        924      0.23       1,117       0.55     102,361    13.07
Depreciation and amortization............     23,903      5.88      14,870       7.28      30,873     3.94
Transmission and distribution costs......     24,385      6.00      20,198       9.89          23     0.00
Taxes other than income taxes............      9,433      2.32       5,422       2.66       7,550     0.96
Income taxes.............................     22,854      5.62       3,353       1.64      18,529     2.37
                                           ----------  --------- ----------  ---------- ---------- ---------
  Total non-fuel operating expenses......    108,798     26.76      72,545      35.53     177,614    22.68
                                           ----------  --------- ----------  ---------- ---------- ---------
Operating income.........................    $48,729     11.99%   $ 12,942      6.34%    $ 62,610     8.00%
                                           ----------  --------- ----------  ---------- ---------- ---------

UTILITY OPERATIONS

         Electric - Operating revenues increased $18.2 million (4.5%) for the period to $424.8 million. Retail electricity delivery grew 3.0% to 5.52 million MWh in 2001 compared to 5.36 million MWh delivered in the prior year period, resulting in increased revenues of $8.3 million period-over-period. This volume increase was the result of both a weather-driven increase in consumption and load growth. In addition, transmission wheeling revenues increased $8.1 million as a result of additional capacity sales not likely to recur in 2002 and other revenues increased $1.8 million primarily for new property leasing for telecommunication systems.

         The gross margin, or operating revenues minus cost of energy sold, increased $3.6 million but declined slightly as a percentage of revenues. This dollar increase reflects the increased energy sales, transmission wheeling revenues and the telecommunication property leasing, partially offset by an increase in intersegment transfer pricing. Gross margin as a percentage of revenues declined from 38.8% to 37.9%. The decline in gross margin percentage is primarily a result of the increase in intersegment transfer pricing. The Company's Generation and Trading Operations exclusively provide power to Electric. Intersegment purchases from the Generation and Trading Operations are priced using internally developed transfer pricing and are not based on market rates. Customer rates for electric service are set by the PRC based on the recovery of the cost of power production and a rate of return that includes certain generation assets that are part of Generation and Trading Operations, among other things.

         Administrative and general costs increased $2.4 million (8.6%) for the period. This increase is primarily due to increased pension and benefits expense resulting primarily from lower than expected investment returns on related plan assets and consulting expenses in connection with cost control and process improvement initiatives. These increases were partially offset by lower bad debt expense. By December 2000, the Company had resolved most of the problems associated with the implementation of its new billing system (see "Other Issues Facing the Company - Implementation of New Customer Billing System"). As a result bad debt expense was significantly lower in 2001. As a percentage of revenues, administrative and general costs increased to 7.0% from 6.7% for the nine months ended September 30, 2001 and 2000, respectively, primarily as a result of the increased pension and benefits costs.

         Transmission and distribution costs increased $2.2 million (9.2%) primarily due to a non-recurring increase in maintenance to improve reliability for the transmission and distribution systems. These expenses are not expected to continue in 2002. Transmission and distribution costs as a percentage of revenues increased to 6.3% from 6.0% for the nine months ended September 30, 2001 and 2000, respectively due to the increased costs.

         Taxes other than income decreased $0.9 million (9.6%) due to higher tax liabilities in the prior year period as a result of favorable audit outcomes by certain tax authorities and tax planning strategies. Taxes other than income as a percentage of revenues decreased to 2.0% from 2.3%.

         Gas - Operating revenues increased $114.5 million (56.1%) for the period to $318.7 million. This increase was driven by a 42.7% increase in the average rate charge per decatherm due to high wholesale gas prices in 2001 resulting from increased market demand, a 10.3% volume increase and a gas rate increase, which became effective October 30, 2000. Residential and commercial customers volume increased 9.9% due to a colder winter during 2001. Customer volume, other than residential and commercial, increased 10.4%. This growth was primarily attributed to transportation and industrial customers such as the Company's Generation and Trading Operations whose increased demand was driven by the strong power market in the Western United States during 2001. This increase is not expected to recur in 2002. In the second quarter of 2001, the Company's Generation and Trading Operations began procuring its gas supply independent of the Company and contracting with the Utility Operations for transportation services only. The Company does not earn cost of service revenues on transportation customers.

         The gross margin, or operating revenues minus cost of energy sold, increased $12.6 million (14.8%). This increase is due to the rate increase, higher distribution volumes on which the Company earns cost of service revenues and higher off-system transportation volumes, which will likely not recur in 2002. The Company purchases natural gas in the open market and resells it at cost to its distribution customers. As a result, the increase in gas prices driving increased cost of sales revenues does not have an impact on the Company's gross margin or earnings.

         Administrative and general costs increased $6.6 million (23.8%). This increase is due to increased pension and benefits expense resulting primarily from lower than expected investment returns on related plan assets, consulting expenses in connection with cost control and process improvement initiatives and increased bad debt and collection costs. The significantly higher natural gas prices experienced during the 2000-2001 heating season resulted in higher than normal delinquency rates. This trend is similar to historic collection trends and patterns associated with past natural gas price spikes.

         Depreciation and amortization increased $1.2 million (7.8%) for the period due to a higher depreciable plant base.

         Transmission and distribution costs increased $1.6 million (8.1%) primarily due to increased maintenance to improve reliability for the transmission and distribution systems. These increased expenses are not expected to continue in 2002.

GENERATION AND TRADING OPERATIONS

         Operating revenues grew $756.9 million (96.7%) for the period to $1.5 billion. This increase in wholesale electricity sales primarily reflects continued strong regional wholesale electric prices. However, prices have been declining since the end of the second quarter of 2001 (see below). The Company delivered wholesale (bulk) power of 9.8 million MWh of electricity this period, compared to 9.6 million MWh in the prior period.

         The strong wholesale electric prices were caused by limited power generation capacity, increased natural gas prices and the power supply/demand imbalance in the Western United States. These factors contributed to unusually high wholesale prices in the second half of 2000 and most of 2001, which the Company does not believe will recur in 2002. At the end of the second quarter of 2001, the market experienced falling price levels. This trend continued in the third quarter of 2001. Since the end of the second quarter, wholesale electricity prices have declined significantly, and liquidity - the opportunity to buy and resell power - in the market place has also declined as trading activity has slowed (see "Other Issues Facing the Company - Western United States Wholesale Power Market"). If these trends continue, the Company expects operating revenues to decline in the fourth quarter of 2001 (see - "Future Expectations"). The Company also believes that current weak market pricing is not sustainable and that prices will adjust to more normal historical levels in 2002.

         The majority of the wholesale sales are from power purchased for resale. Exposure to adverse market moves is limited through an asset backed strategy, whereby the Company's aggregate net open position is covered by its generation resources, primarily generation which has been excluded from retail rates. This strategy, along with the Company's risk management and credit policies, limits the Company's wholesale sales in a volatile market. Wholesale revenues from third-party customers increased from $537.6 million to $1.3 billion, a 138.1% increase. The increase was largely price driven.

         The gross margin, or operating revenues minus cost of energy sold, increased $162.7 million (67.7%). Gross margin as a percentage of revenues decreased from 30.7% to 26.2% reflecting increased prices for purchased power for resale. Higher margins were partially offset by unrealized mark-to-market losses of $24.9 million which the Company recognized relating to its power trading contracts (see Note 4 of the Notes to Consolidated Financial Statements). This mark-to-market adjustment is due to the significant decline in electric prices at the end of the second quarter. In 2000, the Company recognized a $1.7 million unrealized loss resulting to its power trading contracts (see Note 4 of the Notes to Consolidated Financial Statements). In addition, the Company recorded $2.1 million of allowances for market and credit risk in the wholesale power market (see "Other Issues Facing The Company - Western United States Wholesale Power Market"). These items were recorded as revenue adjustments.

         Administrative and general costs increased $2.0 million (11.0%) for the period. This increase is primarily due to increased pension and benefits expense, higher power marketing expenses mainly for additional incentive bonuses and certain consulting fees and other expenses related to business development and process improvement. In the prior year, Generation and Trading recognized business development costs of $4.5 million related to the acquisition of a long-term wholesale customer. As a percentage of revenues, administrative and general costs decreased to 1.3% from 2.3% for the nine months ended September 30, 2001 and 2000, respectively as a result of increased wholesale revenues.

         Energy production costs increased $4.8 million (4.7%) for the year. The increase is primarily due to higher maintenance costs in 2001 resulting from scheduled and unscheduled outages at San Juan Unit 3, additional incentive bonuses at San Juan, and increased generation at Reeves, one of the Company's gas generation facilities, which has a higher cost of production than its coal and nuclear facilities. This increase was partially offset by lower maintenance costs at Four Corners as a result of decreased outage time. As a percentage of revenues, energy production costs decreased from 13.1% to 7.0%. The decrease is primarily due to the significant increase in wholesale revenues.

         Depreciation and amortization increased $1.1 million (3.6%) for the period due to a higher depreciable plant base. Depreciation and amortization as a percentage of revenues decreased from 3.9% to 2.1% due to the increase in wholesale revenues.

         Taxes other than income decreased $0.9 million (12.4%) due to higher tax liabilities in the prior year period as a result of favorable audit outcomes by certain tax authorities and tax planning strategies. Taxes other than income as a percentage of revenues decreased from 1.0% to 0.4% as a result of the increase in wholesale revenues.

                             UNREGULATED BUSINESSES

         Due to the cessation of much of Avistar's historic operations, business activity declined significantly (see "Overview - Avistar"). Revenues decreased 24.8% for the period. Operating losses for Avistar increased from $3.3 million in the prior year period to $3.5 million in the current year period primarily due to increased costs related to the shutdown of certain operations.

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

         Other income and deductions, net of taxes, decreased $40.7 million for the period to a loss of $10.9 million primarily due to certain gains recognized in 2000, which did not reoccur in 2001 and certain write-off's in 2001. In 2000, the Company recognized gains of $13.8 million (pre-tax) related to the settlement of a lawsuit, $4.5 million (pre-tax) for the reversal of certain reserves associated with the expected resolution of two gas rate cases and $2.4 million (pre-tax) related to the Company's hedge of certain non-qualified retirement plan trust assets. In the current year, the Company recorded charges of $13.1 million (pre-tax) to write-off certain Avistar investments, which were permanently impaired (see "Overview - Avistar"). In addition in 2001, the Company recognized the write-off of $13.0 million (pre-tax) of non-recoverable coal mine decommissioning costs previously established as a regulatory asset. As a result of the Company's evaluation of its regulatory strategy in light of the holding company filing in May 2001, management determined that it would not seek recovery of a portion of its previously established stranded cost asset. The remaining portion of costs associated with coal mine decommissioning that are attributed to local jurisdictional customers will be sought in future rate cases. As a result, the Company will continue to evaluate the recoverability of such cost as the rate making process occurs. In addition, the Company will identify its stranded cost as separation nears. The current year results also include a donation of $5.0 million (pre-tax) to the PNM Foundation, unrecoverable costs of $2.3 million (pre-tax) related to a failed transmission line, mark-to-market losses of $2.7 million (pre-tax) on the PVNGS decommissioning trust assets compared to mark-to-market gains of $2.6 million (pre-tax) in the prior year (see Note 4 to the Consolidated Financial Statements) and increased costs of $5.5 million (pre-tax) related to the Company's proposed acquisition of Western Resources' electric utility operations. Total costs for the nine months ended September 30, 2001 related to the Company's proposed acquisition of Western Resources were $8.0 million (pre-tax). Recently, certain developments have led the Company to conclude the acquisition cannot be accomplished under the terms of the present acquisition agreement (see "Other Issues Facing the Company - Proposed Acquisition of Western Resources Electric Operations" below). The Company has expensed all costs related to the acquisition to date.

         The Company's consolidated income tax expense was $85.9 million in the nine months ended September 30, 2001, an increase of $33.7 million for the period. The Company's income tax effective rate for the nine months ended September 30, 2001 was 37.06%. Included in the Company's 2001 taxable income are certain non-deductible costs related to the Company's proposed acquisition of Western Resources' electric utility operations and the reversal of $6.6 million of allowances taken against certain income tax related regulatory assets in 2000 as a result of the Company's evaluation of its regulatory strategy in light of the holding company filing in May 2001. In 2000, management believed these income tax related regulatory assets would not be recoverable based on the probable financial outcome of industry restructuring in New Mexico. The charge to earnings in 2000, related to these assets, reflected management's view of the probable financial outcome of industry restructuring in New Mexico, based on discussions occurring between the Company and the PRC staff at that time. Currently, management fully expects to recover these costs in future rate cases. Excluding the impact of these items, the Company's effective tax rate for 2001 was 38.88%. The Company's effective tax rate for the nine months ended September 30, 2000 was 37.53%. The Company's 2000 taxable income also includes certain non-deductible costs related to the Company's proposed acquisition of Western Resources' electric utility operations. Excluding the impact of these costs, the Company's effective tax rate for 2000 was 37.57%. The increase in the effective rate was primarily due to an increase in the depreciation of flow through items.

           The Company's net earnings for the nine months ended September 30, 2001 were $145.9 million, a 68.0% increase. Excluding the write-off of coal mine decommissioning costs, the donation to the PNM Foundation, the charges related to Avistar and the Western Resources' acquisition costs and the related impact on the effective tax rate ("2001 Special Items"), the Company's net earnings in

2001 were $171.9 million. Net earnings for the nine months ended September 30, 2000 were $86.9 million. Excluding the gains for the lawsuit settlement, the reversal of certain gas rate case reserves, the charge in connection to the acquisition of a long-term wholesale customer, the charges related to the Western Resources' acquisition costs and the related impact on the effective tax rate ("2000 Special Items"), the Company's net earnings in 2000 were $80.0 million.

           Earnings per share on a diluted basis were $4.31 (excluding the 2001 Special Items) for the nine months ended September 30, 2001 compared to $2.00 (excluding the 2000 Special Items) for the nine months ended September 30, 2000. Diluted weighted average shares outstanding were 39.8 million in 2001 and 39.7 million in 2000. Net earnings per share from continuing operations primarily increased due to the increased operating income from the Company's Generation and Trading Operations.

                               FUTURE EXPECTATIONS

         On October 24, 2001, the Company announced that it expects full year 2001 earnings to be at least $4.50 per share. While forecasting a substantial increase in earnings for 2001, management does not believe those gains will recur in 2002 and beyond. As conservation measures take effect in California and throughout the west, and as new generation comes on-line over the next two to three years, management expects that prices will stabilize at somewhat lower levels. In addition, on June 19, 2001, the FERC mandated its price mitigation plan. Wholesale electricity prices have decreased significantly and liquidity in the market place has also declined as trading activity has slowed. Since a reduced pricing environment is likely to have a negative impact on the funding new generation, the Company would expect that forward prices would again trend upwards in future periods.

     Looking forward to 2002, management believes that its sustainable earnings per share are in a range of $3.00 to $3.50. This expectation is based on management's view of the Western United States wholesale power market and the Company's power market positioning and base earnings ability. It also assumes the FERC price caps will not be decreased further and will be lifted as scheduled. The high end of the 2002 sustainable earnings range assumes 2002 Western United States wholesale power market prices will be in the range of $45 per MWh. This assumed price is above forward prices for 2002 as of October 24, 2001. The impact of wholesale electricity price movement on expected earnings per share amount is difficult to project. The calculation is subject to numerous variables, including but not limited to, on and off-peak wholesale demand, retail load needs, natural gas prices, the current position of the Company's trading portfolio and general economic conditions. If average wholesale prices were to decrease to $30 per MWh (the current forward price), management believes sustainable earnings to be around $3.00 per share.

         As the Company adds new generation resources, it is expected that earnings will trend upwards as sales volumes grow. This growth is expected to be in high single digits, a rate less than the 10 percent annual growth rate previously targeted by management due to the higher base earnings the Company has forecasted. The Company's strategic plan to add generation resources will provide electric wholesale volume growth beginning in 2002 and in the later years of the forecast. These expectations are all stand-alone forecasts and do not take into account any impact of the proposed acquisition of Western Resources.

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

                         LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2001, the Company had working capital of $182.4 million including cash and cash equivalents of $222.6 million. This is an increase in working capital of $34.6 million from December 31, 2000. This increase primarily reflects increased cash receipts related to the Company's activity in the wholesale power market.

         Cash generated from operating activities in the nine months ended September 30, 2001 was $296.9 million, an increase of $126.6 million from 2000. This increase was primarily the result of increased profitability. Contributing to this increase was the timing of payments for purchased power, the recovery of purchased gas adjustments from utility customers and a decrease in utility customer accounts receivable primarily as a result of seasonal volume declines. Also, the increase in wholesale accounts receivable was lower than the prior year increase. In addition, the Company did not make the first quarter 2001 estimated federal income tax payment because of an automatic extension granted by the IRS to taxpayers in several counties in New Mexico as a result of wildfires in 2000. This payment is due January 2002. Improved operating cash flows have driven the Company's cash balance up to $286.1 million from $107.7 million at December 31, 2000.

         Cash used for investing activities was $153.9 million in 2001 compared to $86.7 million in 2000. This increased spending reflects combustion turbine progress payments of $68.0 million in 2001 compared to $21.4 million in 2000 and $7.5 million related to the acquisition of certain transmission assets.

         Cash used for financing activities was $28.1 million compared to $85.5 million in 2000. Cash used for financing activities in 2001 was primarily for dividend requirements. The decrease in cash used for financing activities from 2000 to 2001 reflects the 2000 repurchase of $34.7 million of senior unsecured notes at a cost of $32.8 million and common stock repurchases in 2000 (see "Stock Repurchase" below).

Capital Requirements

         Total capital requirements include construction expenditures as well as other major capital requirements and cash dividend requirements for both common and preferred stock. The main focus of the Company's construction program is upgrading generation systems, upgrading and expanding the electric and gas transmission and distribution systems and purchasing nuclear fuel. In addition, the Company anticipates significant expenditures to expand its wholesale generation capabilities. Projections for total capital requirements and construction expenditures for 2001 are $370 million and $353 million, respectively. Such projections for the years 2001 through 2005 are $1.52 billion and $1.45 billion, respectively. These estimates are under continuing review and subject to on-going adjustment (see "Competitive Strategy" above).

         The Company has committed to purchase five combustion turbines totaling $151.3 million. The turbines are for three planned power generation plants with a combined capacity of 657 MWs. The plants estimated cost of construction is approximately $400.3 million. The Company has expended $89.4 million as of September 30, 2001. In November, 2001, the Company plans to break ground for a new 135 MW single cycle gas turbine plant on a site in Southern New Mexico. Currently the Company plans to expand the facility to 540 MW by 2003. Contracts have not been finalized on the remaining planned construction. The planned plants are part of the Company's ongoing competitive strategy of increasing generation capacity over time. Such construction is not anticipated to be added to the rate base.

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

Liquidity

         At November 1, 2001, the Company had $170 million of available liquidity arrangements, consisting of $150 million from a senior unsecured revolving credit facility ("Credit Facility"), and $20 million in local lines of credit. The Credit Facility will expire in March 2003. There were no outstanding borrowings as of November 1, 2001.

         The Company's ability to finance its construction program at a reasonable cost and to provide for other capital needs is largely dependent upon its ability to earn a fair return on equity, results of operations, credit ratings, regulatory approvals and financial and wholesale market conditions. Financing flexibility is enhanced by providing a high percentage of total capital requirements from internal sources and having the ability, if necessary, to issue long-term securities, and to obtain short-term credit.

         In connection with the Company's announcement of its proposed acquisition of Western Resources' electric utility operations, Standard and Poors ("S&P"), Moody's Investor Services ("Moody's") and Fitch IBCA, Duff & Phelps ("Fitch") have placed the Company's securities ratings on negative credit watch pending review of the transaction. On October 19, 2001, S&P removed the Company from negative credit watch. The Company is committed to maintaining its investment grade. S&P currently rates the Company's senior unsecured notes ("SUNs") and its Eastern Interconnection Project ("EIP") senior secured debt "BBB-" and its preferred stock "BB". Moody's rates the Company's SUNs and senior unsecured pollution control revenue bonds "Baa3"; and preferred stock "ba1". The EIP senior secured debt are also rated "Ba1". Fitch rates the Company's SUNs and senior unsecured pollution control revenue bonds "BBB-," the Company's EIP lease obligation "BB+" and the Company's preferred stock "BB-." Investors are cautioned that a security rating is not a recommendation to buy, sell or hold securities, that it may be subject to revision or withdrawal at any time by the assigning rating organization, and that each rating should be evaluated independently of any other rating.

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

Financing Activities

         The Company currently has no maturities of long-term financings during the period of 2001 through 2005. However, during this period, the Company could enter into long-term financings for the purpose of strengthening its balance sheet, funding growth and reducing its cost of capital. The Company continues to evaluate its investment and debt retirement options to optimize its financing strategy and earnings potential. No additional first mortgage bonds may be issued under the Company's mortgage. The amount of SUNs that may be issued is not limited by the SUNs indenture. However, debt to capital requirements in certain of the Company's financial instruments would ultimately restrict the Company's ability to issue SUNs.

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

         Currently, the Company plans to implement a holding company structure on December 1, 2001, as permitted under the amended Restructuring Act, without corporate separation of supply service and energy-related services assets from distribution and transmission services assets. This structure provides for a holding company whose current holdings will be the Company, Avistar and other inactive unregulated subsidiaries. This is expected to be effected through a share exchange between current company shareholders and the proposed holding company, PNM Resources, which is currently a wholly-owned subsidiary of the Company. Avistar and the other inactive unregulated subsidiaries are expected to become wholly-owned subsidiaries of the holding company. The transfer of the subsidiaries and certain assets to the holding company is subject to receipt of an additional order from the PRC, which may not be received until after formation of the holding company through the mandatory share exchange. There are no current plans to provide the proposed holding company with significant debt financing. The Company is unable to predict the form its further restructuring will take under the delayed implementation of customer choice.

         The PRC issued an order approving formation of a holding company on June 28, 2001. The order limits the Company's proposed utility subsidiary's ability to pay dividends to the parent holding company, without prior PRC approval, to annual current earnings determined on a rolling four quarter basis and imposes certain regulatory requirements regarding merchant generation plants. The Company believes that certain conditions imposed by the PRC order are unlawful and could have an adverse effect on the Company's ability to execute its growth strategy.

         On July 27, 2001, the Company asked the PRC to reconsider certain conditions imposed by the order. The PRC did not act on the Company's request, and the request was deemed denied on August 16, 2001. Despite this adverse ruling, the Company plans to proceed with its plans to activate PNM Resources and complete the mandatory share exchange. At the same time, the Company will continue with its efforts to minimize the adverse effects of the order. On September 14, 2001, the Company asked the New Mexico Supreme Court to review the holding company order. The Company believes the PRC exceeded its jurisdiction and placed certain conditions on the new corporate structure that the Company believes are unlawful. The Attorney General has filed a cross-appeal. The Company is unable to predict the outcome of its appeal or the cross-appeal. In filings with the PRC, Staff and other parties have raised the issue whether the Company can form the holding company pending appeal. The Company has filed its response and intends to vigorously defend its right to form the holding company pending appeal. The Company is unable to predict what action the PRC may take regarding this issue (see "Overview - Restructuring the Electric Utility Industry").

Stock Repurchase

         On August 8, 2000, the Company's Board of Directors approved a plan to repurchase up to $35 million of the Company's common stock through the end of the first quarter of 2001. From August 8, 2000 through December 31, 2000, the Company repurchased an additional 417,900 shares of its outstanding common stock at a cost of $9.0 million. The Company made no repurchases of its stock during the nine months ended September 30, 2001.

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

Capital Structure

         The Company's capitalization percentage, including current maturities of long-term debt, at September 30, 2001 and December 31, 2000 is shown below:

                                                 September 30,     December 31,
                                                     2001              2000
                                               ---------------    --------------

         Common Equity......................          51.5 %            48.6 %
         Preferred Stock....................           0.7               0.7
         Long-term Debt.....................          47.8              50.7
                                                   ----------        ----------
            Total Capitalization*...........         100.0 %           100.0 %
                                                   ==========        ==========

         * Total capitalization does not include as debt the present value of the Company's lease obligations for PVNGS Units 1 and 2 and EIP, which was $165 million as of September 30, 2001 and $166 million as of December 31, 2000. Including such obligations the Company's long-term debt percentage would increase to 51.8% for 2001 and 54.7% for 2000.

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

         Approximately $151 million of costs associated with the power supply and energy services businesses under the Restructuring Act were established as regulatory assets. Because of the Company's belief that recovery is probable, these regulatory assets continue to be classified as regulatory assets, although the Company has discontinued Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71) and adopted Statement of Financial Accounting Standards No. 101, "Regulated Enterprises--Accounting for the Discontinuance of Application of FASB Statement 71." The amendments to the Restructuring Act provide the opportunity for amortization of coal mine decommissioning costs currently estimated at approximately $100 million. The Company intends to seek recovery of these costs in its next rate case filing and believes that such costs are fully recoverable. The Company believes that any remaining portion of the regulatory assets will be fully recovered in future rates, including non-bypassable wires charge.

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

Transition Cost Recovery

         In addition, the Restructuring Act, as amended, authorizes utilities to recover in full any prudent and reasonable costs incurred in implementing full open access ("transition costs"). These transition costs are currently scheduled to be recovered from 2007 through 2012 by means of a separate wires charge. The PRC may extend this date by up to one year. The Company is unable to predict the amount of transition costs it may incur. To date, the Company has capitalized $22.4 million of expenditures that meet the Restructuring Act's definition of transition-related costs. Transition costs for which the Company will seek recovery include professional fees, financing costs, consents relating to the transfer of assets, management information system changes including billing system changes and public and customer education and communications. Recoverable transition costs are currently being capitalized and will be amortized over the recovery period to match related revenues. The Company intends to vigorously pursue remedies available to it should the PRC disallow recovery of reasonable transition costs. Costs not recoverable will be expensed when incurred unless these costs are otherwise permitted to be capitalized under current and future accounting rules. If the amount of non-recoverable transition costs is material, the resulting charge to earnings may have a material effect on the future financial results and position of the Company.

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

                              MERCHANT PLANT FILING

         Senate Bill 266, enacted by the 2001 session of the New Mexico legislature, allowed public utilities to "invest in, construct, acquire or operate" a generating plant not intended to provide retail electric service, free of certain otherwise applicable limitations of the Public Utility Act. By order entered on March 27, 2001, the PRC found that these provisions of SB 266 raised issues such as cost allocations for ratemaking, revenue allocations for off-system sales, how the Commission can ensure the utility will meet its duty to provide service when the utility invests in such generating plant, how that plant will be financed and how transactions between regulated plant and such generating plant will be conducted. The PRC's March 27 order directed the Company to file a pleading addressing these issues by July 25, 2001. The Company filed such a pleading, to which the Commission's utility staff and intervenors filed responses. On October 2, 2001, the Commission entered another order, specifically directing the Company to file written testimony "providing detailed support for its positions and plans on each topic identified by the Commission's March 27 Order" and by responses filed by certain parties. The required testimony was to be filed by November 6, 2001. The Company subsequently requested and was granted an extension to December 10, 2001 in which to file the required testimony. The Company is unable to predict the impact these proceedings may have on its plans to expand its generating capacity (see "Overview - Competitive Strategy").

              ACQUISITION OF WESTERN RESOURCES ELECTRIC OPERATIONS

         On November 9, 2000, the Company and Western Resources announced that both companies' boards of directors approved an agreement under which the Company will acquire the Western Resources electric utility operations in a tax-free, stock-for-stock transaction. Due to recent actions by the KCC, the Company believes that the transaction cannot be accomplished under the terms of the present acquisition agreement if the orders remain in effect (see below).

Present Acquisition Agreement

         Under the present agreement and plan of restructuring and merger, the Company and Western Resources, whose utility operations consist of its Kansas Power and Light ("KPL") division and Kansas Gas and Electric ("KGE") subsidiary, will both become subsidiaries of a new holding company to be named at a future date. Prior to and as a condition to, the consummation of this combination, Western Resources will reorganize all of its non KPL and KGE assets, including its 85% stake in Protection One and its 45% investment in ONEOK, into Westar Industries which will be split off to Western Resources' shareholders prior to the acquisition of Western's electric utility assets by the Company.

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

         In the present transaction, each Company share will be exchanged on a one-for-one basis for shares in the new holding company. The portion of each Western Resources share not converted into Westar Industries stock in connection with the split-off will be exchanged for a fraction of a share of the new holding company in accordance with an exchange ratio to be finalized at closing, depending on the impact of certain adjustments to the transaction consideration. Under the present agreement, Western Resources and Westar Industries have been given a limited incentive to reduce Western Resources net debt balance prior to the consummation of the transaction by selling non-utility assets or through certain other debt reduction acitivities. The present agreement contains a mechanism to adjust the transaction consideration based on certain activities not affecting the utility operations, which increase the equity of the utility. In addition, Westar Industries has the option of making equity infusions into Western Resources that will be used to reduce the utility's net debt balance prior to closing. Up to $641 million of additional equity infusions and existing intercompany receivables may be used to purchase additional new holding company common and convertible preferred stock. The effect of these activities would be to increase the number of new holding company shares to be issued to all Western Resources shareholders (including Westar Industries) in the present transaction.

         In February 2001, Westar Industries purchased 14.4 million Western Resources common shares at $24.358 per share (based on a 20-day look-back price at February 28, 2001) at an aggregate price of $350 million. As a result of this equity contribution, under the present agreement, the acquisition consideration may be adjusted to include an additional 4.3 million shares of the new holding company depending on the impact of future transactions between Western Resources and Westar Industries.

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

         At closing, Jeffry E. Sterba, present chairman, president and chief executive officer of the Company, will become chairman, president and chief executive officer of the new holding company, and David C. Wittig, present chairman, president and chief executive officer of Western Resources, will become chairman, president and chief executive officer of Westar Industries. The

Board of Directors of the new company will consist of six current Company board members and three additional directors, two of whom will be selected by the Company from a pool of candidates nominated by Western Resources, and one of whom will be nominated by Westar Industries. The new holding company will be headquartered in New Mexico. Headquarters for the Kansas utilities will remain in Kansas.

         Under the present agreement, the Company expects that the shareholders of the new holding company will receive the Company's dividend. The Company's current annual dividend is $0.80 per share. There can be no assurance however that any funds, property or shares will be legally available to pay dividends at any given time or present if available, that the new holding company's Board of Directors will declare a dividend.

         Under the present agreement, the successful split-off of Westar Industries from Western Resources is required prior to the consummation of the transaction. The present transaction is also conditioned upon, among other things, approvals from both companies' shareholders and customary regulatory approvals from the KCC, the PRC, the Federal Energy Regulatory Commission, the Nuclear Regulatory Commission, the Federal Communications Commission and the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. In addition, an adverse regulatory outcome related to other actions involving rate making or approval of regulatory plans may affect the consummation of the transaction. The new holding company would be expected to register as a holding company with the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935.

Recent Actions by the KCC

         On May 8, 2001, the KCC commenced an investigation of the proposed split-off of Westar Industries from Western Resources and whether the transaction will adversely affect the ability of Western Resources' electric utility operations to provide efficient and sufficient electric utility service at just and reasonable rates to its customers in the state of Kansas. The successful split-off of Westar Industries is a condition of the proposed acquisition of Western Resources' electric utility assets.

         On July 20, 2001, the KCC issued an order prohibiting Western from proceeding with the split-off of Westar Industries. The KCC ruled that the split-off, as presently designed, is inconsistent with the public interest. The KCC also ruled that the adverse impacts of the split-off on ratepayers could not be cured by a merger and directed Western Resources to file a financial plan within 90 days to restore Western Resources' financial ratings to the investment grade level of similarly situated electric public utilities. Western Resources filed for reconsideration of the order. On October 3, 2001, the KCC issued its order on reconsideration of the split-off order, reaffirming its prior order prohibiting the split-off as presently designed and confirming that a merger would not cure the problems associated with the split-off. In October 2001, Western Resources filed petitions for judicial review in the District Court of Shawnee County, Kansas, of the split-off order and the reconsideration order.

         On July 25, 2001, the KCC issued an order reducing the rates of Western Resources' electric utilities by the net amount of $22.7 million annually. Western Resources had sought a combined increase of approximately $151 million annually. Western Resources filed for reconsideration of the order and on September 5, 2001, the KCC slightly increased rates resulting in a revised net reduction of approximately $15.7 million annually. Western Resources and other parties in the case filed for reconsideration of the KCC's revised rate order. On October 11, 2001, the KCC issued an order denying all petitions for reconsideration of the revised rate order.

         On July 30, 2001, the Company and Western Resources issued a joint release stating that the transaction as presently designed would be difficult to complete if the KCC orders remain in effect. The release announced that the Company and Western Resources would begin discussions on how to modify the transaction to make it possible to obtain necessary regulatory approvals.

         On August 13, 2001, the Company announced that Western Resources had decided to discontinue the talks about modifying the transaction and desired to attempt to pursue completion of the transaction as currently structured. The Company announced that it continues to believe that the transaction cannot be accomplished on its present terms due to the KCC orders. In addition, the Company announced that it believes that the rate case order will result in a material adverse effect on the financial condition of the combined companies and that there will be a failure of key conditions to consummation of the transaction if the KCC orders remain in effect. Western Resources has advised the Company that it does not believe that the rate case order results in a material adverse effect.

         Western Resources has requested that the Company file for regulatory approvals of the transaction as presently designed, despite the fact that the transaction requires the split-off already determined to be unlawful by the KCC. As a result of the disagreement over the viability of the transaction as presently designed, the Company filed suit on October 12, 2001, in New York state court seeking declarations that the transaction could not be accomplished as presently designed due to the KCC's determination that the split-off condition of the transaction is unlawful; that the Company is not obligated to pursue approvals of the transaction as presently designed; that the transaction is terminated effective December 31, 2001, without an automatic extension; and that the KCC rate case order constitutes a material adverse effect under the agreement. The Company also seeks monetary damages for breach of contract because Western Resources represented and warranted that the split-off did not require approval of the KCC. Western Resources' response to the Complaint is due on November 26, 2001. The Company is unable to predict the outcome of this proceeding.

         On November 6, 2001, Western Resources filed its financial plan for restructuring its debt pursuant to the KCC's July 20 order. The plan is essentially comprised of two parts. The first part is stated by Western Resources as being designed to reduce debt by $100 to $175 million in the next several months by means of a rights offering of between 8.7 million and 19.1 million Westar Industries shares to Western Resources shareholders, representing between 10.2% and 19.9% of outstanding shares of Westar Industries. The second part is stated by Western Resources as being designed to reduce debt below $1.8 billion over the next one to three years through the sale by Western Resources of its Westar Industries common stock or Western Resources shares. The second part would not take place unless Westar Industries' stock price trades for 45 consecutive trading days at a price 25% higher than the price necessary to reduce Western Resources' debt below $1.8 billion. The first part of the plan is acknowledged by Western to be similar to the split-off ruled unlawful by the KCC but Western Resources asserts that it has made certain modifications in an attempt to address concerns raised by the KCC. The Company continues to monitor proceedings in Kansas but intends to pursue the litigation filed in New York.

                  WESTERN UNITED STATES WHOLESALE POWER MARKET

         A significant portion of the Company's earnings in 2001 was derived from the Company's wholesale power trading operations which benefited from strong demand and high wholesale prices in the Western United States. These market conditions were primarily driven by the electric power supply shortages in the Western United States. As a result of the supply imbalance, the wholesale power market in the Western United States became extremely volatile and, while providing many marketing opportunities, continues to present significant risk to companies selling power into this marketplace.

         Recently moderate weather in California as well as certain regulatory actions (see below) have caused a significant decline in the price of wholesale electricity in the Western United States wholesale power market. In addition, the Company expects conservation measures and new generation to put downward pressure on wholesale electricity prices. As a result of these trends, the Company expects its earnings from wholesale power trading operations to be significantly lower in the future (see "Results of Operations - Future Expectations").

         The power market in the Western United States has been the subject of widespread national attention. At the heart of the situation were flaws in the California deregulation legislation and a significant imbalance between electric supply and demand. These circumstances were aggravated by other factors such as increases in gas supply costs, weather conditions and transmission constraints. The FERC and the California Public Utilities Commission ("CPUC") have entered a series of orders addressing, respectively, the wholesale pricing of electricity into the California market and the retail pricing of electricity to California consumers. These initiatives, individually or collectively, have recently put significant downward pressure on wholesale prices. The Company cannot predict the ultimate outcome of these governmental initiatives and their long-term effect on the Western United States power market or on the Company's ability to market into the California market.

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

         In response to the turmoil in the California energy market, the FERC initially imposed a "soft" price cap of $150 per MWh for sales to the California Power Exchange ("Cal PX") and the California Independent System Operator ("Cal ISO") that required any wholesale sales of electricity into the these markets be capped at $150 MWh unless the seller could demonstrate that its costs exceed the cap. This price cap was effectively modified by FERC orders issued in March and April 2001 that directed certain power suppliers to provide refunds in excess of $100 million for overcharges calculated on the basis of a formula that sanctioned wholesale prices considerably in excess of the $150/MWh level. On April 26, 2001, the FERC adopted an order establishing prospective mitigation and a monitoring plan for the California wholesale markets and which established a further investigation of public utility rates in wholesale Western energy markets. The plan reflected in the April 26 order replaced the $150/MWh soft cap previously established and applied during periods of system emergency. Thereafter, on June 19, 2001, the FERC issued still another order that changed the previous orders and expanded the price mitigation approach of the April 26 order to all of the western region. As a result of the price mitigation plan and other factors, such as moderate weather in California and lower gas prices, wholesale electric prices declined significantly at the end of the third quarter and remained low subsequent to the end of the third quarter. The Company is unable to predict the impact the price mitigation plan will ultimately have on the wholesale market, but expects that if wholesale electric prices remain at current levels, future operating revenues from Generation and Trading will be significantly lower than in the first half of 2001.

         The June 19 order also directed a FERC administrative law judge to convene a settlement conference to address potential refunds owed by sellers into the California market. The settlement conference, in which the Company participated, was ultimately unsuccessful, but the administrative law judge called in his recommendation to the FERC for an evidentiary hearing to resolve the dispute, suggesting that refunds were due; however, the estimated refunds were significantly lower than demanded by California, and in most instances, were offset by the amounts due suppliers from the Cal PX and Cal ISO. California had demanded refunds of approximately $9 billion from power suppliers. On July 25, 2001, acting on the recommendation of the administrative law judge, the FERC ordered an expedited fact-finding hearing to evaluate refunds for spot market transactions in California. The FERC also ordered a preliminary hearing to determine whether refunds are also due in the Pacific Northwest. The Pacific Northwest matter was heard by an administrative law judge whose recommended decision declined to order refunds resulting from sales into the Pacific Northwest, but the FERC has not yet acted on this recommended decision. The hearing on potential California refund obligations has not yet been completed. The Company is unable to predict the ultimate outcome of these FERC proceedings, or whether the Company will be directed to make any refunds as the result of a resulting FERC order.

         In 2001, approximately $2 million in wholesale power sales by the Company were made directly to the Cal PX, which was the main market for the purchase and sale of electricity in the state in the beginning of 2001, or the Cal ISO which manages the state's electricity transmission network. In January and February 2001, SCE and PG&E, major purchasers of power from the California PX and ISO, defaulted on payments due the Cal PX for power purchased from the PX in 2000. These defaults caused the Cal PX to seek bankruptcy protection. The Company has filed its proofs of claims in the Cal PX and PG&E bankruptcy proceeding. Total amounts due from the Cal PX or Cal ISO for power sold to them total approximately $7 million. The Company has provided allowances for the total amount due from the Cal PX and Cal ISO.

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

         With the demise of the Cal PX in February 2001, the California Department of Water Resources ("Cal DWR") commenced a program of purchasing electric power needed to supply California utility customers serviced by PG&E and SCE as these utilities lacked the liquidity to purchase supplies. The purchases were financed by legislative appropriation, with the expectation that this funding would be replaced with the issuance of revenue bonds by the state under recent legislation signed by the California governor. In the first quarter of 2001, the Company began to sell power to the Cal DWR. The Company has regularly monitored its credit risk with regard to its Cal DWR sales and believes its exposure is prudent.

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

         In 2001, in response to the increased credit risk and market price volatility described above, the Company provided an additional allowance against revenue of $2.1 million for anticipated losses to reflect management's estimate of the increased risk in the wholesale power market and its impact on 2001 revenues. This determination was based on a methodology that considers the credit ratings of its customers and the price volatility in the marketplace, among other things. Based on information available at September 30, 2001, the Company believes the total allowance for anticipated losses, currently established at $10.6 million, is adequate for management's estimate of potential uncollectible accounts. The Company will continue to monitor the wholesale power marketplace and adjust its estimates accordingly.

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

         In addition, due to the significantly higher natural gas prices experienced in November and December 2000, the Company increased its bad debt expense by approximately $1 million for the nine months ended September 30, 2001 and $2 million for the year ended December 31, 2000 in anticipation of higher than normal delinquency rates. The Company expects this trend to continue as long as natural gas prices remain higher than historical levels. Based upon information available at September 30, 2001, the Company believes the allowance for doubtful accounts of $8.3 million is adequate for management's estimate of potential uncollectible accounts.

         The following is a summary of the allowance for doubtful accounts during the nine months ended September 30, 2001 and the year ended December 31, 2000:

                                                                September 30,   December 31,
                                                                     2001           2000
                                                                -------------   ------------
 Allowance for doubtful accounts, beginning
   of year...................................................   $     8,963        $12,504
 Bad debt expense............................................         3,373          9,980
 Less:  Write off (adjustments) of uncollectible accounts....         4,019         13,521
                                                                -------------  -------------
 Allowance for doubtful accounts, end of period..............   $     8,317        $ 8,963
                                                                =============  =============

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

         In a proposed order issued on June 13, 2001, FERC granted WAPA's request for rehearing and ordered the Company to provide transmission service. If the parties do not agree upon the terms for that service, including compensation, FERC will establish those terms after a negotiation and briefing process. The parties have filed final briefs with the FERC and are engaged in settlement discussions before a settlement judge under FERC procedures. The June 13 order is a "proposed" order, and is not subject to requests for rehearing or judicial review. An order establishing terms and conditions (including compensation for transmission service) would be a "final" order that would be subject to requests for rehearing and to judicial review. The effect of the FERC's order to provide transmission service, instead of the current retail sale that the Company makes to DOE on behalf of KAFB, depends upon the final terms of any FERC order as well as the Company's ability to sell the power to a different customer and the price that the Company would obtain if it makes such a sale. The Company is evaluating its legal options in relation to the "proposed" order or any resulting "final" order. A related PRC proceeding has been stayed, pending the outcome of the FERC case (See Item 3. - "Legal Proceedings - Other Proceedings - KAFB Contract").

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

         Water for Four Corners and SJGS is obtained from the San Juan River. BHP holds rights to San Juan River water and has committed a portion of those rights to Four Corners through the life of the project. The Company and Tucson have a contract with the USBR for consumption of 16,200 acre feet of water per year for the SJGS. The contract expires in 2005. In addition, the Company was granted the authority to consume 8,000 acre feet of water per year under a state permit that is held by BHP. The Company is of the opinion that sufficient water is under contract for the SJGS through 2005. The Company has signed a contract with the Jicarilla Apache Tribe for a twenty-two year term, beginning in 2006, for replacement of the current USBR contract for 16,200 acre feet of water. The contract has been approved by the USBR and also has received all requisite environmental approvals. The Company is actively involved in the San Juan River Recovery Implementation Program to mitigate any concerns with the taking of the negotiated water supply from a river that contains endangered species and critical habitat. The Company believes that it will continue to have adequate sources of water available for its generating stations.

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

                FERC MANDATED REGIONAL TRANSMISSION ORGANIZATIONS

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

         The Desert STAR Board of Directors and the FERC jurisdictional transmission owners (the"TO's") made various progress filings throughout 2000 and 2001 and held numerous stakeholder, advisory and Desert STAR Board of Director meetings to work through operational and technical documents to satisfy the FERC functions and characteristics for an approved RTO. The functions of Desert STAR RTO were envisioned to include the following: (1) tariff administration and design; (2) congestion management; (3) parallel flow internalization; (4) ancillary services; (5) total transmission capability and available transmission capability estimation; (6) market monitoring; (7) planning and expansion; and (8) inter-regional coordination.

         In an Order issued in March 2001, FERC granted provisional RTO status to a for-profit RTO with a Delaware LLC registry. The for-profit model's acceptance by FERC was of interest to the Desert STAR TO's because a for-profit company was viewed as having the proper motivation to efficiently facilitate competitive markets and was a stated ultimate goal of Desert STAR. As a result, the TO's informed the Desert STAR Board of Directors and stakeholders that they planned to investigate the feasibility of modifying the structure of Desert STAR to become a for-profit company.

         In July 2001, FERC issued a series of Orders requiring existing independent system operators and developing RTOs in the Eastern United States to enter into mediation to form a single RTO in the Northeast and a second in the Southeast. FERC expressed the desire that four RTO's be formed in the United States, two in the East, one in the Midwest and one in the West.

         On August 10, 2001 the Desert STAR Board approved the formation of WestConnect RTO LLC ("WestConnect"), a for-profit successor to DesertSTAR. On October 16, 2001 WestConnect filed its complete RTO package with FERC, requesting a Declaratory Order seeking confirmation from the FERC that the WestConnect filing satisfies FERC's Order 2000 requirements.

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

         The nature and cost of the impacts of EPA's changed interpretation of the application of the NSR and NSPS, together with proposed changes to these regulations, may be significant to the power production industry. However, the Company cannot quantify these impacts with regard to its power plants. It is also not yet known what changes in EPA policy, if any, may occur in the NSR area as a result of the change in administration in Washington. The National Energy Policy released May 2001 by the National Energy Policy Development Group, called for a review of the pending NSR enforcement actions and that review continues by the EPA and the United States Attorney General. If the EPA should prevail with its current interpretation of the NSR and NSPS rules, the Company may be required to make significant capital expenditures which could have a material adverse effect on the Company's financial position and results of operations.

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

         For the nine months ended September 30, 2001, the Company spent $1.2 million for remediation and $0.7 million for control and prevention. The majority of the September 30, 2001 environmental liability is expected to be paid over the next five years, funded by cash generated from operations. Future environmental obligations are not expected to have a material impact on the results of operations or financial condition of the Company.

                              NATURAL GAS EXPLOSION

         On April 25, 2001, a natural gas explosion occurred in Santa Fe, New Mexico. The apparent cause of the explosion was a leak from a Company line near the location. The explosion destroyed a small building and injured two persons who were working in the building. The cause of the leak is unknown and the Company is conducting an investigation into the explosion. The Company also is cooperating with an investigation of the incident by the New Mexico Public Regulation Commission's Pipeline Safety Bureau. One lawsuit against the Company for personal injuries by a person working in the building at the time of the explosion has been filed and served on the Company. Several claims for property and business interruption damages have been resolved by the Company. At this time, the Company is unable to estimate the potential liability, if any, that the Company may incur. There can be no assurance that the outcome of this matter will not have a material impact on the results of operations and financial position of the Company.

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

         It is a common practice within the electric utility industry to net offsetting purchase and sales contracts between two or more counterparties to facilitate transmission. This is commonly referred to as a "book-out." Whether a book-out occurs is dependent on a number of factors, including agreement by all parties in the chain of the transaction, efficiency of the transaction flow, congestion on the electrical transmission system, and system reliability issues. Book-outs do not occur until a short time before the electricity is due to be physically delivered, no matter when the original contracts in the chain were entered into, and have no legal standing should one of the parties in the chain default. The Derivatives Implementation Group ("DIG") of the FASB has reached a conclusion that all contracts for the sale or purchase of electricity that are subject to being booked out, whether that is the intent of the counterparties or not, may qualify for the normal sale or normal purchase exception if certain criteria are met. If the Company's contracts do not meet these criteria, it may be required to mark-to-market its transactions that it has classified as normal purchases and normal sales. The effective date for compliance with this implementation guide was June 30, 2001. A revision was made on October 10, 2001. The effective date of the revision to the implementation guidance for the Company is January 1, 2002. The Company is currently in the process of determining the impact of this guidance.

         Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 143. The statement requires the recognition of a liability for legal obligations associated with the retirement of a tangible long-lived asset that result from the acquisition, construction or development and/or the normal operation of a long-lived asset. The asset retirement obligation is required to be recognized at its fair value when incurred. The cost of the asset retirement obligation is required to be capitalized by increasing the carrying amount of the related long-lived asset by the same amount as the liability. This cost must be expensed using a systematic and rational method over the related asset's useful life. SFAS 143 is effective for the Company beginning January 1, 2003. The Company is currently assessing the impact of SFAS 143 and is unable to predict its impact on the Company's operating results and financial position at this time.

         Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). In August 2001, the FASB issued SFAS 144. The statement retains the requirements of the previously issued pronouncement on asset impairment, Statement of Financial Accounting Standards No. 121 ("SFAS 121"); however the SFAS 144 removes goodwill from the scope of SFAS 121, provides for a probability-weighted cash flow estimation approach for estimating possible future cash flows, and establishes a "primary asset" approach for a group of assets and liabilities that represents the unit of accounting to be evaluated for impairment. In addition, SFAS 144 changes the measurement of long-lived assets to be disposed of by sale, as accounted for by Accounting Principles Board Opinion No. 30. Under SFAS 144, discontinued operations are no longer measured on a net realizable value basis, and their future operating losses are no longer recognized before they occur. The Company does not believe SFAS 144 will have a material effect on its future operating results or financial position.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

         Statements made in this filing that relate to future events are made pursuant to the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements with respect to revenues, earnings, performance, strategies, prospects and other aspects of the business of the Company are based upon current expectations and are subject to risk and uncertainties, as are the forward-looking statements with respect to the Company's proposed acquisition of Western Resources and the businesses of the Company and Western Resources and the uncertainties associated with completing the transaction. The Company assumes no obligation to update this information.

         Because actual results may differ materially from expectations, the Company cautions readers not to place undue reliance on these statements. A number of factors, including weather, fuel costs, changes in the local and national economy, changes in supply and demand in the market for electric power, uncertainties relating to the Company's transaction with Western Resources and related costs, the performance of generating units and transmission system, and state and federal regulatory and legislative decisions and actions, including the wholesale electric power pricing mitigation plan ordered by FERC on June 18, 2001, rulings issued by the New Mexico Public Regulation Commission pursuant to the Electric Utility Industry Restructuring Act of 1999, as amended, and in other cases now pending or which may be brought before the FERC and the PRC and any action by the New Mexico Legislature to further amend or repeal that Act, or other actions relating to restructuring or stranded cost recovery, or federal or state regulatory, legislative or legal action connected with the California wholesale power market, could cause the Company's results or outcomes to differ materially from those indicated by such forward-looking statements in this filing.

         In addition, factors that could cause actual results or outcomes related to the proposed acquisition of Western Resources to differ materially from those indicated by such forward looking statements include, risks and uncertainties relating to: litigation concerning or affecting the transaction, the possibility that shareholders of the Company or Western Resources will not approve the transaction, the risks that the businesses will not be integrated successfully, the risk that the benefits of the transaction may not be fully realized or may take longer to realize than expected, disruption from the transaction making it more difficult to maintain relationships with clients, employees, suppliers or other third parties, conditions in the financial markets relevant to the proposed transaction, the receipt of regulatory and other approvals of the transaction, that future circumstances could cause business decisions or accounting treatment to be decided differently than now intended, changes in laws or regulations, changing governmental policies and regulatory actions with respect to allowed revenue requirements, rates of return on equity and equity ratio limits, industry and rate structure, stranded cost recovery, operation of nuclear power facilities, acquisition, disposal, depreciation and amortization of assets and facilities, operation and construction of plant facilities, recovery of fuel and purchased power costs, decommissioning costs, present or prospective wholesale and retail competition (including retail wheeling and transmission costs), political and economic risks, changes in and compliance with environmental and safety laws and policies, weather conditions (including natural disasters such as tornadoes), population growth rates and demographic patterns, competition for retail and wholesale customers, availability, pricing and transportation of fuel and other energy commodities, market demand for energy from plants or facilities, changes in tax rates or policies or in rates of inflation or in accounting standards, unanticipated delays or changes in costs for capital projects, unanticipated changes in operating expenses and capital expenditures, capital market conditions, competition for new energy development opportunities and legal and administrative proceedings (whether civil, such as environmental, or criminal) and settlements, and the impact of Protection One's financial condition on Western Resources' consolidated results.

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

         The Company uses value at risk ("VAR") to quantify the potential exposure to market movement on its open contracts and excess generating assets. The VAR is calculated utilizing the variance/co-variance methodology over a three day period within a 99% confidence level. The Company's VAR as of September 30, 2001 from its electric trading contracts was $10.8 million.

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

         The Company's outstanding long-term debt is fixed rate debt and not subject to interest rate fluctuation. The Company has not historically utilized interest rate swaps or similar hedging arrangements to protect against fluctuations in interest rates, but may consider such financial instruments in the future depending on market conditions and the Company's financing requirements.

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

         On October 30, 2001, the DC Circuit issued its opinion granting the Company's appeal. The Court remanded the proceeding to the EPA for a new rulemaking on EPA's authority to issue federal operating permits in areas in which status as Indian Country may be in dispute. The United States has until December 14, 2001, to file a petition for rehearing in the appeal. The Company cannot predict the outcome of these proceedings or any subsequent determinations by the EPA. There can be no assurance that the outcome of these matters will not have a material impact on the results of operations and financial position of the Company.

Royalty Claims

Natural Gas Royalties Qui Tam Litigation

         As previously reported, the Company is defending a False Claims Act complaint (MDL Docket Number 1293) in the Federal District Court for the District of Wyoming, which alleged improper measurement of natural gas from federal and tribal lands and consequently, underpayment of royalties to the federal government. On May 18, 2001, the Wyoming court denied defendants' motion to dismiss the complaint. A motion has been filed by the plaintiff asking the court to hold a conference to schedule further procedural steps, but no such conference has yet been set. The Company is vigorously defending this lawsuit and is unable to estimate the potential liability, if any, or to predict the ultimate outcome of this lawsuit.

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

         The Quinque case was removed to the United States District Court for the District of Kansas and transferred to the United States District Court for Wyoming ("Wyoming Court") to consolidate it with the In re: Natural Gas Royalties Qui Tam Litigation. Plaintiffs filed objections to the motions to consolidate and transfer and moved to remand the case to state court. On January 12, 2001, the Wyoming Court granted the plaintiff's motion to remand the case back to Kansas State Court. A motion to reconsider has been denied. This case has been remanded to the state court in Kansas, where, on June 8, 2001, a second amended petition was filed and served on the Company. The second amended petition is similar to the earlier petitions. A case management order has been entered that provides that the court will consider motions to dismiss on personal jurisdiction and other grounds and whether to allow the case to proceed as a class action before any discovery on the merits commences. The schedule, as recently revised, calls for the resolution of these preliminary issues by the spring of 2002. Discovery on jurisdictional and class certification issues only has commenced.

         The Company is vigorously defending this lawsuit and is unable to estimate the potential liability, if any, or to predict the ultimate outcome of this lawsuit.

KAFB Contract

         The Company reported previously that the DOE had entered into an agency agreement with WAPA on behalf of KAFB, one of the Company's largest retail electric customers, by which WAPA would competitively procure power for KAFB. The proposed wholesale power procurement was to begin at the expiration of KAFB's power service contract with the Company in December 1999. On May 4, 1999, the Company received a request for network transmission service from WAPA pursuant to Section 211 of the Federal Power Act to facilitate the delivery of wholesale power to KAFB over the Company's transmission system. The Company denied WAPA's request, by letter dated June 30, 1999, citing the fact that KAFB is and will continue to be a retail customer until the date that KAFB can elect customer choice service under the provisions of the Restructuring Act of 1999. The Company also cited several provisions of Federal law that prohibit the provision of such service to WAPA. On October 1, 1999, WAPA filed a petition requesting the FERC, on an expedited basis, to order the Company to provide network transmission service to WAPA on behalf of DOE and several other entities located on KAFB under the Company's Open Access Transmission Tariff. The petition claimed KAFB is a wholesale customer of the Company, not a retail customer. By order entered on April 13, 2001 the FERC denied the WAPA transmission application. The FERC order determined, among other things, that WAPA had failed to demonstrate that its sales to DOE are sales for resale and also that WAPA failed to qualify for certain claimed exemptions under the Federal Power Act that would have entitled it to provide expanded service to DOE. WAPA requested rehearing of FERC's April 13, 2001 order.

         In a proposed order issued on June 13, 2001, FERC granted WAPA's request for rehearing. FERC determined that WAPA qualified for an exemption to the prohibition against an order requiring service to retail customers and that FERC therefore could require the Company to provide the requested service. FERC directed the Company and WAPA to engage in negotiations concerning terms and conditions of service, including compensation. The parties have filed final briefs with the FERC and are engaged in settlement discussions before a settlement judge under FERC procedures. The June 13 order is a "proposed" order, and is not subject to requests for rehearing or judicial review. FERC may establish terms and conditions in a "final" order that would be subject to requests for rehearing and to judicial review. The Company is evaluating its legal options in relation to the "proposed" order or any resulting "final" order. In a separate but related proceeding, the Company and the United States Executive Agencies on behalf of KAFB are involved in a PRC case regarding a dispute over the specific Company tariff language under which the Company provides retail service to KAFB. The Company agreed to continue to provide service to KAFB after expiration of the contract, pending resolution of all relevant issues. The PRC case has been stayed, pending the outcome of the FERC proceeding.

AVISTAR SEVERANCE

         When the Company sold its water utility assets to the City of Santa Fe ("City") in 1995, the parties also entered into a Maintenance and Operations Agreement ("Agreement"), agreeing that the City would offer employment to the water utility employees when the Agreement expired. The Agreement was assigned to Avistar, Inc., and it expired July, 2001. The City assumed all maintenance and operations, and offered employment to the employees.

         Because the employees would continue performing the same jobs at the same location(s), the Company had previously excluded the non-union employees from eligibility for severance benefits under the Company's non-union severance plans. Similarly, the IBEW Local 611 had been on notice that the Company had negotiated for the continued employment of the IBEW-represented employees, making them ineligible for severance benefits under Article 24 of the Collective Bargaining Agreement ("CBA") between the Company and the IBEW.

         In July 2001, the Agreement ended, and most of the water operations employees accepted employment with the City. However, on March 27, 2001, the IBEW began an internal Grievance claiming that about twenty-eight represented employees now employed by the City are nonetheless eligible for severance benefits under Article 24 of the CBA. The Company has denied their eligibility. The Company is evaluating its options, and the parties are pursuing informal settlement discussions pending the selection of an arbitrator. The Company is unable to predict the outcome of this matter.

WESTERN RESOURCES

         On November 9, 2000, the Company and Western Resources announced that both companies' boards of directors approved an agreement under which the Company will acquire the Western Resources electric utility operations in a tax-free, stock-for-stock transaction. Due to recent actions by the KCC, the Company believes that the transaction cannot be accomplished under the terms of the present acquisition agreement if the orders remain in effect (see "Item 2. - Management's Discussion and Analysis and Results of Operations - Other Issues Facing The Company - Acquisition of Western Resources Electric Operations.")

         Western Resources has demanded that the Company file for regulatory approvals of the transaction as presently designed, despite the fact that the transaction requires the split-off already determined to be unlawful by the KCC. As a result of the disagreement over the viability of the transaction as presently designed, the Company filed suit on October 12, 2001, in New York state court seeking declarations that the transaction could not be accomplished as presently designed due to the KCC's determination that the split-off condition of the transaction is unlawful; that the Company is not obligated to pursue approvals of the transaction as presently designed; that the transaction is terminated effective December 31, 2001, without an automatic extension; and that the KCC rate case order constitutes a material adverse effect under the agreement. The Company also seeks monetary damages for breach of contract because Western Resources represented and warranted that the split-off did not require approval of the KCC. Western Resources' response to the Complaint is due on November 26, 2001. The Company is unable to predict the outcome of this proceeding.

REEVES GENERATING STATION ENVIRONMENTAL MATTERS

         On August 15, 2001, the City of Albuquerque Air Quality Division of the Environmental Health Department ("City"), issued a Notice of Violation ("NOV") to the Company, alleging that in the period of March 10, 1998 through June 30, 2001, the Company had exceeded the pound-per-inch NOx limitations in the operating permit for the Reeves Generating Station. The Company was assessed a proposed penalty in the amount of $1.8 million. The Company disagreed with the alleged violations and entered into discussions with the City to attempt to achieve a resolution of the matter. The parties are presently in the process of negotiating a settlement agreement that would resolve the matter without the admission of liability by the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.      Exhibits:

        10.5 Water Supply Agreement between the Jicarilla Apache Tribe and Public Service Company of New Mexico, dated July 17, 2000.

        10.9.8 Amendment 11 to the Coal Sales Agreement, dated August 31, 2001 among San Juan Coal Company, the Company and Tucson Electric Power Company. (Confidential treatment was requested to portions of this exhibit, and such portions were omitted from this exhibits filed and were filed separately with the Securities and Exchange Commission.)

        10.83 Transportation Agreement Buy Out Agreement, dated August 31, 2001 among San Juan Transportation Company, the Company and Tucson Electric Power Company. (Confidential treatment was requested to portions of this exhibit, and such portions were omitted from this exhibits filed and were filed separately with the Securities and Exchange Commission.)

        10.84 Coal Sales Agreement Buy Out Agreement, dated August 31, 2001 among San Juan Coal Company, the Company and Tucson Electric Power Company. (Confidential treatment was requested to portions of this exhibit, and such portions were omitted from this exhibits filed and were filed separately with the Securities and Exchange Commission.)

        10.85 Underground Coal Sales Agreement, dated August 31, 2001 among San Juan Coal Company, the Company and Tucson Electric Power Company. (Confidential treatment was requested to portions of this exhibit, and such portions were omitted from this exhibits filed and were filed separately with the Securities and Exchange Commission.)

        15.0          Letter Re:  Unaudited Interim Financial Information



b.     Reports on Form 8-K:

Report dated and filed August 16, 2001 reporting Regulators decline to reconsider the Company's Holding Company Order.

Report dated and filed August 17, 2001 reporting the Company names Energy Risk Management Strategist, R. Martin Chavez to Board of Directors.

Report dated and filed September 13, 2001 reporting the Company declares Common and Preferred Stock Dividend.

Report dated and filed September 18, 2001 reporting the Company's Comparative Operating Statistics for the month of August 2001 and 2000 and the year ended August 31, 2001 and 2000.

Report dated and filed September 19, 2001 reporting the Company's Board of Directors approves activation of New Holding Company, PNM Resources, Inc.

Report dated and filed October 11, 2001 reporting the Company's Comparative Operating Statistics for the month of September 2001 and 2000 and the year ended September 30, 2001 and 2000.

Report dated and filed October 16, 2001 reporting the Company asked court to rule on Western Resources Agreement and related complaint of PNM, HVOLT Enterprises, Inc., HVK, Inc., and HVNM, Inc. Plaintiffs, vs. Western Resources, Inc., Defendant.

Report dated and filed October 23, 2001 reporting the Company its Third Quarter 2001 Earnings Conference Call.

Report dated and filed October 25, 2001 reporting the Company Reports Quarter and Nine Months Ended September 30, 2001 Earnings Announcement and Consolidated Statement of Earnings.

Report dated and filed November 2, 2001 reporting the Company Merchant Utility Model combines growth with Stability, Chief Executive Jeff Sterba Tells Analysts.

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

                                    PUBLIC SERVICE COMPANY OF NEW MEXICO
                                 -----------------------------------------------
                                                 (Registrant)


Date:   November 14, 2001                       /s/ John R. Loyack
                                 -----------------------------------------------
                                                John R. Loyack
                                     Vice President, Corporate Controller
                                         and Chief Accounting Officer
                                 (Officer duly authorized to sign this report)