Form 10-Q
period 2002-06-30
PUBLIC SERVICE CO OF NEW MEXICO; PNM RESOURCES
filed 2002-08-14
CIK 81023, 1108426

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (Mark One) [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITES EXCHANGE ACT OF 1934

                       For the period ended June 30, 2002

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
                    (505) 241-2700

           Securities Registered Pursuant To Section 12(b) Of The Act:

                                                          Name of Each Exchange
Registrant                Title of Each Class              on Which Registered
----------                -------------------             ---------------------
PNM Resources, Inc.       Common Stock, No Par Value     New York Stock Exchange


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                      -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Registrant          Class                          Outstanding at August 1, 2002
----------          -----                          -----------------------------
PNM Resources,      Common Stock, No Par Value                 39,117,799
Inc.

                      PNM RESOURCES, INC. AND SUBSIDIARIES

                                      INDEX


                                                                        Page No.
PART I.  FINANCIAL INFORMATION:

   Reports of Independent Public Accountants............................    3

   ITEM 1.  FINANCIAL STATEMENTS

      PNM Resources, Inc.
         Consolidated Statements of Earnings
              Three and Six Months Ended June 30, 2002 and 2001.........    7
         Consolidated Balance Sheets
              June 30, 2002 and December 31, 2001.......................    8
         Consolidated Statements of Cash Flows
              Six Months Ended June 30, 2002 and 2001...................   10
         Consolidated Statements of Comprehensive Income
              Three and Six Months Ended June 30, 2002 and 2001.........   11
      Public Service Company of New Mexico
         Consolidated Statements of Earnings
              Three and Six Months Ended June 30, 2002 and 2001.........   12
         Consolidated Balance Sheets
              June 30, 2002 and December 31, 2001.......................   13
         Consolidated Statements of Cash Flows
              Six Months Ended June 30, 2002 and 2001...................   15
         Consolidated Statements of Comprehensive Income
              Three and Six Months Ended June 30, 2002 and 2001.........   16
      Notes to Consolidated Financial Statements........................   17

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS............   31

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK..............................................   70

PART II.  OTHER INFORMATION:

   ITEM 1.  LEGAL PROCEEDINGS...........................................   74

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   80

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................   81

Signature      .........................................................   82

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders of PNM Resources, Inc.
Albuquerque, New Mexico

We have reviewed the accompanying consolidated balance sheet of PNM Resources, Inc. and subsidiaries (the Company) as of June 30, 2002, and the related consolidated statements of earnings, cash flows and comprehensive income for the three-month and six-month periods then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements as of June 30, 2002, and for the three- and six-month periods then ended for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial information as of December 31, 2001, and for the three- and six-month periods ended June 30, 2001, were not audited or reviewed by us and, accordingly, we do not express an opinion or any other form of assurance on them.


DELOITTE & TOUCHE LLP


Omaha, Nebraska
August 2, 2002

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders of Public Service Company of New Mexico
Albuquerque, New Mexico

We have reviewed the accompanying consolidated balance sheet of Public Service Company of New Mexico (the Company) as of June 30, 2002, and the related consolidated statements of earnings, cash flows and comprehensive income for the three-month and six-month periods then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements as of June 30, 2002, and for the three- and six-month periods then ended for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial information as of December 31, 2001, and for the three- and six-month periods ended June 30, 2001, were not audited or reviewed by us and, accordingly, we do not express an opinion or any other form of assurance on them.


DELOITTE & TOUCHE LLP


Omaha, Nebraska
August 2, 2002

This is a copy of a report previously issued by Arthur Andersen LLP. The report has not been reissued by Arthur Andersen LLP nor has Arthur Andersen LLP provided an awareness letter for the inclusion of its report in this Quarterly Report on Form 10-Q. The report was issued prior to the formation of PNM Resources, Inc., the Holding Company of Public Service Company of New Mexico.


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



                                                  ARTHUR ANDERSEN LLP



Albuquerque, New Mexico
  August 13, 2001

This is a copy of a report previously issued by Arthur Andersen LLP. The report has not been reissued by Arthur Andersen LLP nor has Arthur Andersen LLP provided a consent to the inclusion of its report in this Quarterly Report on Form 10-Q.


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


                                                  ARTHUR ANDERSEN LLP

Albuquerque, New Mexico
February 1, 2002

ITEM 1.  FINANCIAL STATEMENTS

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)


                                                    Three Months Ended              Six Months Ended
                                                         June 30,                       June 30,
                                                --------------------------  ---------------------------
                                                    2002          2001          2002           2001
                                                ------------  ------------  ------------   ------------
                                                        (In thousands, except per share amounts)

Operating Revenues:
  Electric...................................     $220,516      $577,730      $424,479     $1,122,324
  Gas........................................       43,968        87,084       153,169        279,020
  Unregulated businesses.....................           85         1,277           917          1,277
                                                ------------  ------------  ------------   ------------
    Total operating revenues.................      264,569       666,091       578,565      1,402,621
                                                ------------  ------------  ------------   ------------

Operating Expenses:
  Cost of energy sold........................      122,692       433,841       277,800        930,939
  Administrative and general.................       36,389        38,768        68,453         78,256
  Energy production costs....................       34,202        37,878        69,173         72,903
  Depreciation and amortization..............       25,217        23,929        49,996         48,148
  Transmission and distribution costs........       15,451        15,080        31,988         30,357
  Taxes, other than income taxes.............        9,028         7,839        17,512         15,056
  Income taxes...............................        2,141        28,209        11,507         69,115
                                                ------------  ------------  ------------   ------------
    Total operating expenses.................      245,120       585,544       526,429      1,244,774
                                                ------------  ------------  ------------   ------------
    Operating income.........................       19,449        80,547        52,136        157,847
                                                ------------  ------------  ------------   ------------
Other Income and Deductions:
  Other income...............................       10,812        13,852        23,006         27,229
  Other deductions...........................         (983)      (35,918)         (947)       (44,735)
  Income tax (expense) benefit...............       (3,432)        7,478        (8,274)         5,552
                                                -----------   ------------  ------------   ------------
    Net other income and deductions..........        6,397       (14,588)       13,785        (11,954)
                                                ------------  ------------  ------------   ------------
    Income before interest charges...........       25,846        65,959        65,921        145,893
                                                ------------  ------------  ------------   ------------
Interest Charges.............................       14,689        16,362        29,815         32,744
                                                ------------  ------------  ------------   ------------
Net Earnings.................................       11,157        49,597        36,106        113,149
Preferred Stock Dividend Requirements........          147           147           293            293
                                                ------------  ------------  ------------   ------------
Net Earnings Applicable to Common Stock......     $ 11,010      $ 49,450      $ 35,813      $ 112,856
                                                ============  ============  ============   ============
Net Earnings per Common Share:
  Basic......................................     $   0.28      $   1.26      $   0.92      $    2.89
                                                ============  ============  ============   ============
  Diluted....................................     $   0.28      $   1.24      $   0.90      $    2.84
                                                ============  ============  ============   ============
Dividends Paid per Share of Common Stock.....     $   0.22      $   0.20      $   0.42      $    0.40
                                                ============  ============  ============   ============



   The accompanying notes are an integral part of these financial statements.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                       June 30,      December 31,
                                                                         2002            2001
                                                                    --------------  --------------
                                                                      (Unaudited)
                                                                           (In thousands)
ASSETS
Utility Plant:
    Electric plant in service.....................................    $2,179,468      $2,118,417
    Gas plant in service..........................................       595,397         575,350
    Common plant in service and plant held for future use.........        49,527          45,223
                                                                    --------------  --------------
                                                                       2,824,392       2,738,990
    Less accumulated depreciation and amortization................     1,272,484       1,234,629
                                                                    --------------  --------------
                                                                       1,551,908       1,504,361
    Construction work in progress.................................       232,733         249,656
    Nuclear fuel, net of accumulated amortization of
        $16,455 and $16,954.......................................        26,586          26,940
                                                                    --------------  --------------
      Net utility plant...........................................     1,811,227       1,780,957
                                                                    --------------  --------------
Other Property and Investments:
    Other investments.............................................       430,370         552,453
    Non-utility property, net of accumulated depreciation of
        $1,665 and $1,580.........................................         1,613           1,784
                                                                    --------------  --------------
      Total other property and investments........................       431,983         554,237
                                                                    --------------  --------------
Current Assets:
    Cash and cash equivalents.....................................        46,202          26,057
    Accounts receivables, net of allowance for uncollectible
        accounts of $17,075 and $18,025...........................       106,087         147,787
    Other receivables.............................................        48,938          52,158
    Inventories...................................................        36,702          36,483
    Regulatory assets.............................................           100          10,473
    Short-term investments........................................       108,297          45,111
    Other current assets..........................................        27,525          31,428
                                                                    --------------  --------------
      Total current assets........................................       373,851         349,497
                                                                    --------------  --------------
Deferred Charges:
    Regulatory assets.............................................       196,245         197,948
    Prepaid retirement costs......................................        39,176          18,273
    Other deferred charges........................................        87,367          33,726
                                                                    --------------  --------------
      Total deferred charges......................................       322,788         249,947
                                                                    --------------  --------------
                                                                      $2,939,849      $2,934,638
                                                                    ==============  ==============

   The accompanying notes are an integral part of these financial statements.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                             June 30,      December 31,
                                                                               2002            2001
                                                                          --------------  --------------
                                                                              (Unaudited)
CAPITALIZATION AND LIABILITIES                                                    (In thousands)
Capitalization:
    Common stockholders' equity:
       Common stock......................................................    $ 622,468       $ 625,632
       Accumulated other comprehensive loss, net of tax..................      (31,038)        (28,996)
       Retained earnings.................................................      442,596         415,388
                                                                          --------------  --------------
          Total common stockholders' equity..............................    1,034,026       1,012,024
    Minority interest....................................................       12,056          11,652
    Cumulative preferred stock without mandatory
         redemption requirements.........................................       12,800          12,800
    Long-term debt.......................................................      953,912         953,884
                                                                          --------------  --------------
          Total capitalization...........................................    2,012,794       1,990,360
                                                                          --------------  --------------
Current Liabilities:
   Short-term debt.......................................................      100,000          35,000
  Accounts payable.......................................................       98,628         120,918
  Accrued interest and taxes.............................................       54,452          72,022
  Other current liabilities..............................................       67,456         101,697
                                                                          --------------  --------------
          Total current liabilities......................................      320,536         329,637
                                                                          --------------  --------------
Deferred Credits:
  Accumulated deferred income taxes......................................      129,706         120,153
  Accumulated deferred investment tax credits............................       43,149          44,714
  Regulatory liabilities.................................................       16,275          52,890
  Regulatory liabilities related to accumulated deferred income tax......       14,163          14,163
  Accrued postretirement benefit costs...................................       15,154          14,929
  Other deferred credits.................................................      388,072         367,792
                                                                          --------------  --------------
          Total deferred credits.........................................      606,519         614,641
                                                                          --------------  --------------
                                                                            $2,939,849      $2,934,638
                                                                          ==============  ==============

   The accompanying notes are an integral part of these financial statements.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Six Months Ended
                                                                                    June 30,
                                                                        ----------------------------------
                                                                             2002               2001
                                                                        ---------------    ---------------
                                                                                 (In thousands)
Cash Flows From Operating Activities:
  Net earnings........................................................       $ 36,106          $ 113,149
  Adjustments to reconcile net earnings to net cash flows
    from operating activities:
      Depreciation and amortization...................................         51,189             53,083
      Other, net......................................................        (23,876)            29,117
      Changes in certain assets and liabilities:
        Accounts receivables..........................................         41,700            (42,693)
        Other assets..................................................         (9,684)            31,405
        Accounts payable..............................................        (22,290)             1,081
        Accrued taxes.................................................        (17,278)            48,698
        Other liabilities.............................................            (45)            23,641
                                                                        ---------------    ---------------
        Net cash flows provided by operating activities...............         55,822            257,481
                                                                        ---------------    ---------------
Cash Flows From Investing Activities:
  Utility plant additions.............................................       (127,781)          (111,373)
  Redemption of short-term investments................................         45,000                  -
  Return of principal of PVNGS lessor notes...........................          8,996              8,535
  Other...............................................................         (6,452)           (10,112)
                                                                        ---------------    ---------------
        Net cash flows used for investing activities..................        (80,237)          (112,950)
                                                                        ---------------    ---------------
Cash Flows From Financing Activities:
  Borrowings..........................................................         65,000                  -
  Exercise of employee stock options..................................         (3,312)            (2,682)
  Dividends paid......................................................        (16,723)           (15,935)
  Other...............................................................           (405)              (285)
                                                                        ---------------    ---------------
        Net cash flows provided by (used for) financing activities....         44,560            (18,902)
                                                                        ---------------    ---------------
Increase in Cash and Cash Equivalents.................................         20,145            125,629
Beginning of Period...................................................         26,057            107,691
                                                                        ---------------    ---------------
End of Period.........................................................      $  46,202           $233,320
                                                                        ===============    ===============
Supplemental Cash Flow Disclosures:
  Interest paid.......................................................      $  28,914           $ 31,382
                                                                        ===============    ===============
  Capitalized interest................................................      $   3,995           $      -
                                                                        ===============    ===============
  Income taxes paid, net .............................................      $  41,784           $ 52,150
                                                                        ===============    ===============

   The accompanying notes are an integral part of these financial statements.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)


                                                      Three Months Ended           Six Months Ended
                                                           June 30,                     June 30,
                                                   --------------------------  ---------------------------
                                                       2002          2001          2002           2001
                                                   ------------  ------------  ------------   ------------
                                                                      (In thousands)
Net Earnings......................................   $ 11,157       $49,597      $ 36,106       $113,149
                                                   ------------  ------------  ------------   ------------
  Other Comprehensive Income (Loss),
     net of tax:

  Unrealized gain (loss) on securities:
       Unrealized holding gains (losses)
         arising during the period................     (3,765)          935        (2,192)           (13)
       Less reclassification adjustment for
         gains included in net income.............       (246)         (151)         (427)          (447)

  Minimum pension liability adjustment............          -             -             -            780

  Mark-to-market adjustment for certain
     derivative transactions:
       Initial implementation of SFAS 133
        designated cash flow hedges...............          -             -             -          6,148
       Change in fair market value of
        designated cash flow hedges...............     (1,036)      (18,699)         (196)        (8,984)
       Less reclassification adjustment for
         (gains) losses in net income.............        430       (17,255)          773        (17,255)
                                                   ------------  ------------  ------------   ------------
Total Other Comprehensive Loss....................     (4,617)      (35,170)       (2,042)       (19,771)
                                                   ------------  ------------  ------------   ------------
Total Comprehensive Income........................     $6,540      $ 14,427      $ 34,064       $ 93,378
                                                   ============  ============  ============   ============


   The accompanying notes are an integral part of these financial statements.

ITEM 1.  FINANCIAL STATEMENTS

                      PUBLIC SERVICE COMPANY OF NEW MEXICO
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)


                                                      Three Months Ended          Six Months Ended
                                                           June 30,                   June 30,
                                                  --------------------------  --------------------------
                                                      2002          2001          2002          2001
                                                  ------------  ------------  ------------  ------------
                                                          (In thousands, except per share amounts)
Operating Revenues:
  Electric......................................    $220,516      $577,730      $424,479    $1,122,324
  Gas...........................................      43,968        87,084       153,169       279,020
  Unregulated businesses........................           -         1,277             -         1,277
                                                  ------------  ------------  ------------  ------------
    Total operating revenues....................     264,484       666,091       577,648     1,402,621
                                                  ------------  ------------  ------------  ------------
Operating Expenses:
  Cost of energy sold...........................     122,692       433,841       277,800       930,939
  Administrative and general....................      35,917        38,768        63,742        78,256
  Energy production costs.......................      34,202        37,878        69,173        72,903
  Depreciation and amortization.................      24,980        23,929        49,753        48,148
  Transmission and distribution costs...........      15,451        15,080        31,988        30,357
  Taxes, other than income taxes................       8,045         7,839        16,081        15,056
  Income taxes..................................       2,733        28,209        12,505        69,115
                                                  ------------  ------------  ------------  ------------
    Total operating expenses....................     244,020       585,544       521,042     1,244,774
                                                  ------------  ------------  ------------  ------------
    Operating income............................      20,464        80,547        56,606       157,847
                                                  ------------  ------------  ------------  ------------
Other Income and Deductions:
  Other income..................................       6,321        13,852        19,493        27,229
  Other deductions..............................      (1,626)      (35,918)       (3,752)      (44,735)
  Income tax (expense) benefit..................      (2,511)        7,478        (6,884)        5,552
                                                  ------------  ------------  ------------  ------------
    Net other income and deductions.............       2,184       (14,588)        8,857       (11,954)
                                                  ------------  ------------  ------------  ------------
    Income before interest charges..............      22,648        65,959        65,463       145,893

Interest Charges................................      11,995        16,362        29,956        32,744
                                                  ------------  ------------  ------------  ------------

Net Earnings Before Preferred Stock Dividends         10,653        49,597        35,507       113,149
Preferred Stock Dividend Requirements...........         147           147           293           293
                                                  ------------  ------------  ------------  ------------
Net Earnings....................................    $ 10,506      $ 49,450      $ 35,214     $ 112,856
                                                  ============  ============  ============  ============




   The accompanying notes are an integral part of these financial statements.

                      PUBLIC SERVICE COMPANY OF NEW MEXICO
                           CONSOLIDATED BALANCE SHEETS

                                                                       June 30,       December 31,
                                                                         2002             2001
                                                                     --------------  --------------
                                                                       (Unaudited)
                                                                            (In thousands)
ASSETS
Utility Plant:
    Electric plant in service......................................    $2,179,468       $2,118,417
    Gas plant in service...........................................       595,397          575,350
    Common plant in service and plant held for future use..........        20,883           45,223
                                                                     --------------  --------------
                                                                        2,795,748        2,738,990
    Less accumulated depreciation and amortization.................     1,268,873        1,234,629
                                                                     --------------  --------------
                                                                        1,526,875        1,504,361
    Construction work in progress..................................       228,965          249,656
    Nuclear fuel, net of accumulated amortization of
        $19,533 and $16,954........................................        26,586           26,940
                                                                     --------------  --------------

      Net utility plant............................................     1,782,426        1,780,957
                                                                     --------------  --------------

Other Property and Investments:
    Other investments..............................................       431,917          446,784
    Non-utility property, net of accumulated depreciation of
        $1,580 for December 31, 2001...............................           966            1,784
                                                                     --------------  --------------

      Total other property and investments.........................       432,883          448,568
                                                                     --------------  --------------

Current Assets:
    Cash and cash equivalents......................................        16,879           14,677
    Accounts receivables, net of allowance for uncollectible
        accounts of $17,075 and $18,025............................       106,087          147,787
    Other receivables..............................................        48,642           52,158
    Inventories....................................................        36,702           36,483
    Regulatory assets..............................................           100           10,473
    Short-term investments.........................................             -           45,111
    Other current assets...........................................        17,921           21,477
                                                                     --------------  --------------

      Total current assets.........................................       226,331          328,166
                                                                     --------------  --------------

Deferred Charges:
    Regulatory assets..............................................       196,245          187,475
    Prepaid retirement costs.......................................        39,176           18,273
    Other deferred charges.........................................        87,182           44,199
                                                                     --------------  --------------

      Total deferred charges.......................................       322,603          249,947
                                                                     --------------  --------------

                                                                       $2,764,243       $2,807,638
                                                                     ==============  ==============

   The accompanying notes are an integral part of these financial statements.

                      PUBLIC SERVICE COMPANY OF NEW MEXICO
                           CONSOLIDATED BALANCE SHEETS

                                                                           June 30,        December 31,
                                                                             2002              2001
                                                                        ---------------  ---------------
                                                                          (Unaudited)
CAPITALIZATION AND LIABILITIES                                                   (In thousands)
Capitalization:
    Common stockholders' equity:
       Common stock...................................................      $ 195,589        $ 195,589
       Additional paid-in capital.....................................        430,043          430,043
       Accumulated other comprehensive loss, net of tax...............        (28,615)         (28,996)
       Retained earnings..............................................        229,741          288,388
                                                                        ---------------  ---------------
          Total common stockholders' equity...........................        826,758          885,024
    Minority interest.................................................         12,056           11,652
    Cumulative preferred stock without mandatory
         redemption requirements......................................         12,800           12,800
    Long-term debt....................................................        953,912          953,884
                                                                        ---------------  ---------------
          Total capitalization........................................      1,805,526        1,863,360
                                                                        ---------------  ---------------
Current Liabilities:
    Short-term debt...................................................        100,000           35,000
    Intercompany debt.................................................         11,126                -
    Accounts payable..................................................         95,126          120,918
    Intercompany accounts payable.....................................         19,259                -
    Accrued interest and taxes........................................         64,267           72,022
    Other current liabilities.........................................         67,781          101,697
                                                                        ---------------  ---------------
          Total current liabilities...................................        357,559          329,637
                                                                        ---------------  ---------------
Deferred Credits:
  Accumulated deferred income taxes...................................        131,606          120,153
  Accumulated deferred investment tax credits.........................         43,149           44,714
  Regulatory liabilities..............................................         51,764           52,890
  Regulatory liabilities related to accumulated deferred income tax...         14,163           14,163
  Accrued postretirement benefit costs................................         15,154           14,929
  Other deferred credits..............................................        345,3220          367,792
                                                                        ---------------  ---------------
     Total deferred credits...........................................        601,158          614,641
                                                                        ---------------  ---------------
                                                                           $2,764,243       $2,807,638
                                                                        ===============  ===============


   The accompanying notes are an integral part of these financial statements.

                      PUBLIC SERVICE COMPANY OF NEW MEXICO
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Six Months Ended
                                                                                  June 30,
                                                                        -----------------------------
                                                                            2002            2001
                                                                        -------------   -------------
                                                                               (In thousands)
Cash Flows From Operating Activities:
  Net earnings.........................................................    $ 35,507       $ 113,149
  Adjustments to reconcile net earnings to net cash flows
    from operating activities:
      Depreciation and amortization....................................      50,946          53,083
      Other, net.......................................................     (24,995)         29,117
      Changes in certain assets and liabilities:
        Accounts receivables...........................................      41,700         (42,693)
        Other assets...................................................      (9,026)         31,405
        Accounts payable...............................................     (25,792)          1,081
        Accrued taxes..................................................      (6,658)         48,698
        Other liabilities..............................................      23,132          23,641
                                                                        -------------   -------------
        Net cash flows provided by operating activities................      84,814         257,481
                                                                        -------------   -------------
Cash Flows Used for Investing Activities:
  Utility plant additions..............................................    (125,078)       (115,941)
  Redemption of short-term investments.................................      45,000               -
  Return of principal of PVNGS lessor notes............................       8,996           8,535
  Other investing......................................................      (2,618)         (5,544)
                                                                        -------------   -------------
        Net cash flows used for investing activities...................     (73,700)       (112,950)
                                                                        -------------   -------------
Cash Flows Used for Financing Activities:
  Borrowings...........................................................      65,000               -
  Exercise of employee stock options...................................           -          (2,682)
  Dividends paid.......................................................     (51,450)        (15,935)
  Other financing......................................................        (405)           (285)
  Change in intercompany accounts......................................     (22,057)              -
                                                                        -------------   -------------
        Net cash flows provided by (used by) financing activities......      (8,912)        (18,902)
                                                                        -------------   -------------
Increase in Cash and Cash Equivalents..................................       2,202         125,629
Beginning of Period....................................................      14,677         107,691
                                                                        -------------   -------------
End of Period..........................................................    $ 16,879        $233,320
                                                                        =============   =============
Supplemental Cash Flow Disclosures:
  Interest paid........................................................    $ 30,241        $ 31,382
                                                                        =============   =============
  Capitalized interest.................................................    $  3,995        $      -
                                                                        =============   =============
  Income taxes paid, net ..............................................    $ 31,514        $ 52,150
                                                                        =============   =============


   The accompanying notes are an integral part of these financial statements.

                      PUBLIC SERVICE COMPANY OF NEW MEXICO
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                        Three Months Ended          Six Months Ended
                                                             June 30,                    June 30,
                                                     -------------------------  ---------------------------
                                                        2002         2001          2002           2001
                                                     ------------ ------------  ------------   ------------
                                                                        (In thousands)

Net Earnings.......................................     $10,653      $49,597       $35,507       $113,149
                                                     ------------ ------------  ------------   ------------
  Other Comprehensive Income (Loss),
     net of tax:

  Unrealized gain (loss) on securities:
       Unrealized holding gains (losses)
        arising during the period..................        (903)         935           231            (13)
       Less reclassification adjustment for
        gains included in net income...............        (246)        (151)         (427)          (447)

  Minimum pension liability adjustment.............           -            -             -            780

  Mark-to-market adjustment for certain
     derivative transactions:
       Initial implementation of SFAS 133
        designated cash flow hedges................           -            -             -          6,148
       Change in fair market value of
        designated cash flow hedges................      (1,036)     (20,317)         (196)        (8,984)
       Less reclassification adjustment for
        (gains) losses in cash flow hedges.........         430      (15,637)          773        (17,255)
                                                     ------------ ------------  ------------   ------------
Total Other Comprehensive Income (Loss)............      (1,755)     (35,170)          381        (19,771)
                                                     ------------ ------------  ------------   ------------
Total Comprehensive Income.........................     $ 8,898     $ 14,427       $35,888       $ 93,378
                                                     ============ ============  ============   ============




   The accompanying notes are an integral part of these financial statements.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)    Company Overview

       PNM Resources, Inc. (the "Holding Company"), is an investor-owned holding company of energy and energy related companies. Its principal subsidiary, Public Service Company of New Mexico ("PNM"), is an integrated public utility primarily engaged in the generation, transmission, distribution and sale and trading of electricity; transmission, distribution and sale of natural gas within the state of New Mexico and the sale and trading of electricity in the Western United States.

       Upon the completion on December 31, 2001, of a one-for-one share exchange between PNM and the Holding Company, the Holding Company became the parent company of PNM. Prior to the share exchange, the Holding Company had existed as a subsidiary of PNM. The new parent company began trading on the New York Stock Exchange under the PNM symbol beginning on December 31, 2001.

(2)    Accounting Policies and Responsibilities for Financial Statements

       In the opinion of management of the Holding Company and PNM, the accompanying interim consolidated financial statements present fairly the Companies' financial position at June 30, 2002 and December 31, 2001, the consolidated results of their operations for the three and six months ended June 30, 2002 and 2001 and the consolidated statements of cash flows for the six months ended June 30, 2002 and 2001. These statements are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Accordingly, they are unaudited, and certain information and footnote disclosures normally included in the Companies' annual consolidated financial statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these statements should refer to the Companies' audited consolidated financial statements and notes thereto for the year ended December 31, 2001, which are included on the Companies' Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations presented in the accompanying financial statements are not necessarily representative of operations for an entire year.

(3)    Presentation

       The Notes to Consolidated Financial Statements of PNM Resources, Inc. and Subsidiaries and PNM (collectively the "Company"), are presented on a combined basis. The Holding Company assumed substantially all of the corporate activities of PNM on December 31, 2001. These activities are billed to PNM on a cost basis to the extent they are for the corporate management of PNM. In January 2002, Avistar, Inc. ("Avistar") and certain inactive subsidiaries were dividended to the Holding Company pursuant to an order from the New Mexico Public Regulation Commission ("PRC"). The reader of the Notes to Consolidated Financial Statements should assume that the information presented applies to the consolidated results of operations and financial position of both PNM Resources, Inc. and Subsidiaries and PNM, except where the context or references clearly indicate otherwise. Discussions regarding specific contractual obligations generally reference the company that is legally obligated.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the case of contractual obligations of PNM, these obligations are consolidated with the Company under generally accepted accounting principles ("GAAP"). Broader operational discussion refers to the Company.

(4)    Segment Information

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

                               UTILITY OPERATIONS

Electric

       PNM provides retail electric service, regulated by the PRC, to a large area of north central New Mexico, including the cities of Albuquerque and Santa Fe, and certain other areas of New Mexico. PNM owns or leases 2,890 circuit miles of transmission lines, interconnected with other utilities in New Mexico and south and east into Texas, west into Arizona, and north into Colorado and Utah.

       Electric exclusively acquires its electricity sold to retail customers from Generation and Trading Operations. Intersegment purchases from Generation and Trading Operations are priced using internally developed transfer pricing and are not based on market rates. Customer rates for electric service are set by the PRC based on the recovery of the cost of power production and a rate of return that includes certain generation assets that are part of Generation and Trading Operations, among other things.

Gas

       PNM's gas operations distribute natural gas to most of the major communities in New Mexico, including Albuquerque and Santa Fe. PNM's customer base includes both sales-service customers and transportation-service customers.

       In the first quarter of 2001, Generation and Trading Operations procured its gas fuel supply from Gas. Beginning with the second quarter of 2001, Generation and Trading Operations began procuring its gas supply independently of Gas and contracted with Gas for transportation services only.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                        GENERATION AND TRADING OPERATIONS

       Generation and Trading Operations serve four principal markets. These include sales to PNM's Utility Operations to cover retail electric demand, sales to firm-requirements wholesale customers, other contracted sales to third parties for a specified amount of capacity (measured in megawatts-MW) or energy (measured in megawatt hours-MWh) over a given period of time and energy sales made on an hourly basis at fluctuating, spot-market rates. In addition to generation capacity, PNM purchases power in the open market. As of June 30, 2002, the total net generation capacity of facilities owned or leased by the Company was 1,733 MW, including a 132 MW power purchase contract accounted for as an operating lease.

                                   UNREGULATED

       The Holding Company's wholly-owned subsidiary, Avistar, was formed in August 1999 as a New Mexico corporation and is currently engaged in certain unregulated and non-utility businesses. Unregulated also includes immaterial corporate activities and eliminations. The immaterial corporate activities were assumed by the Holding Company on December 31, 2001.

                             RISKS AND UNCERTAINTIES

       The Company's future results may be affected by changes in regional economic conditions; the outcome of labor negotiations with union employees; fluctuations in fuel, purchased power and gas prices; the actions of utility regulatory commissions; changes in law and environmental regulations, the performance of PNM's generating units, the success of any generation expansion and external factors such as the weather. As a result of state and federal regulatory reforms, the public utility industry is undergoing a fundamental change. As this occurs, the electric generation business is transforming into a competitive marketplace. The Company's future results will be impacted by its ability to recover its stranded costs, incurred previously in providing power generation to electric service customers, the market price of electricity and natural gas costs and the costs of transition to an unregulated status. In addition, as a result of deregulation, the Company may face competition from companies with greater financial and other resources. However, as a result of the energy crisis in California, plans for restructuring the industry are undergoing fundamental review. Any reforms that may be made to existing plans for restructuring the industry will also affect the Company's future results.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


       Summarized financial information by business segment for the three months ended June 30, 2002 and 2001 is as follows:

                                              Utility
                                  -----------------------------------   Generation
                                   Electric      Gas         Total      and Trading   Unregulated   Consolidated
                                   --------      ---         -----      -----------   -----------   ------------
                                                                  (In thousands)
2002:
Operating revenues:
   External customers............  $140,322    $43,968      $184,290      $80,194         $  85       $264,569
   Intersegment revenues.........       177        470           647       86,012       (86,659)             -
Depreciation and amortization....     8,346      5,076        13,422       10,573         1,222         25,217
Interest income..................        37          -            37          394         9,299          9,730
Interest charges.................     5,737      3,316         9,053        3,403         2,233         14,689
Income tax expense (benefit)
  from continuing operations.....     5,262     (1,393)        3,869          941           763          5,573
Operating income (loss)..........    13,730       (216)       13,514        4,837         1,098         19,449
Segment net income (loss)........     8,030     (2,127)        5,903        1,513         3,741         11,157

Total assets.....................   771,770    449,695     1,221,465    1,453,900       264,484      2,939,849
Gross property additions.........    13,610     11,035        24,645       31,886         1,830         58,361

2001:
Operating revenues:
   External customers............  $136,368    $87,084      $223,452     $441,362       $ 1,277       $666,091
   Intersegment revenues.........       177          -           177       83,396       (83,573)             -
Depreciation and amortization....     8,066      5,333        13,399       10,521             9         23,929
Interest income..................       543        172           715          935        11,274         12,924
Interest charges.................     4,279      2,957         7,236        9,096            30         16,362
Operating income.................    13,514      2,296        15,810       58,694         6,043         80,547
Income tax expense (benefit)
  from continuing operations.....     5,256       (380)        4,876       30,439       (14,384)        20,931
Segment net income (loss)........     8,021       (580)        7,441       46,448        (4,292)        49,597

Total assets.....................   743,780    467,970     1,211,750    1,585,635       276,147      3,073,532
Gross property additions.........    17,065     10,884        27,949       23,916         4,696         56,561


                      PNM RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


       Summarized financial information by business segment for the six months ended June 30, 2002 and 2001 is as follows:

                                             Utility
                                   ---------------- ----------------    Generation
                                   Electric      Gas         Total      and Trading    Unregulated   Consolidated
                                   --------      ---         -----      -----------    -----------   ------------
                                                                   (In thousands)
2002:
Operating revenues:
   External customers............  $275,565    $153,169     $428,734      $148,914        $  917       $ 578,565
   Intersegment revenues.........       354         470          824       167,962      (168,786)              -
Depreciation and amortization....    16,901      10,388       27,289        21,480         1,227          49,996
Interest income..................       355          81          436           795        20,331          21,562
Interest charges.................    11,572       6,634       18,206         6,871         4,738          29,815
Income tax expense
  from continuing operations.....    11,198       4,318       15,516         2,284         1,981          19,781
Operating income.................    28,747      11,877       40,624        10,418         1,094          52,136
Segment net income...............    17,089       6,587       23,676         3,456         8,974          36,106

Total assets.....................   771,770     449,695    1,221,465     1,453,900       264,484       2,939,849
Gross property additions.........    26,466      17,578       44,044        80,431         3,306         127,781

2001:
Operating revenues:
   External customers............  $270,714    $279,020     $549,734      $851,610       $ 1,277      $1,402,621
   Intersegment revenues.........       354           -          354       164,313      (164,667)              -
Depreciation and amortization....    16,091      10,623       26,714        21,416            18          48,148
Interest income..................     1,000         342        1,342         1,480        22,315          25,137
Interest charges.................     8,552       5,942       14,494        18,190            60          32,744
Income tax expense (benefit)
  from continuing operations.....    12,078       4,689       16,767        65,561       (18,765)         63,563
Operating income (loss)..........    28,040      12,803       40,843       116,800           204         157,847
Segment net income (loss)........    18,431       7,156       25,587       100,044       (12,482)        113,149

Total assets.....................   743,780     467,970    1,211,750     1,585,635       276,147       3,073,532
Gross property additions.........    28,505      17,458       45,963        59,251         6,159         111,373


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

       The Company is exposed to credit risk in the event of non-performance or non-payment by counterparties of its financial derivative instruments. The Company uses a credit management process to assess and monitor the financial conditions of counterparties. The Company's credit risk with its largest counterparty as of June 30, 2002 was $4.5 million.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Natural Gas Contracts

       Pursuant to a 1997 order issued by the NMPUC, predecessor to the PRC, PNM has entered into various financial instruments to hedge certain portions of natural gas supply contracts in order to protect PNM's natural gas customers from the risk of adverse price fluctuations in the natural gas market. The financial impact of all hedge gains and losses from these instruments is recoverable through PNM's purchased gas adjustment clause ("PGAC"). As a result, earnings are not affected by gains or losses generated by these instruments.

       PNM purchased gas options, a type of hedge, to protect its natural gas customers from price risk during the 2001-2002 heating season. PNM expended $9.4 million to purchase options that limit the maximum amount PNM would pay for gas during the winter heating season. PNM recovered its actual hedging expenditures as a component of the PGAC during the months of October 2001 through February 2002 in equal allotments of $1.88 million. As winter 2001-2002 gas prices were substantially lower than the previous year, the hedges placed expired unexercised.

       PNM also purchased gas options for the 2002-2003 heating season. PNM expended $6.0 million to purchase options that limit the maximum amount PNM would pay for gas during the winter heating season. PNM plans to recover its actual hedging expenditures as a component of the PGAC during the months of October 2002 through February 2003 in equal allotments of $1.2 million.

Electricity Trading Contracts

       For the six months ended June 30, 2002, Generation and Trading Operations settled trading contracts for the sale of electricity that generated $20.6 million of electric revenues by delivering 584,800 MWh. The Company purchased $35.9 million or 673,800 MWh of electricity to support these contractual sales and other open market sales opportunities. For the six months ended June 30, 2001, Generation and Trading Operations settled trading contracts for the sale of electricity that generated $37.3 million of electric revenues by delivering 225,000 MWh. The Company purchased $36.2 million or 205,000 MWh of electricity to support these contractual sales and other open market sales opportunities.

       As of June 30, 2002, the Company had open trading contract positions to buy $33.3 million and to sell $51.1 million of electricity. At June 30, 2002, the Company had a gross mark-to-market gain (asset position) on these trading contracts of $6.4 million and gross mark-to-market loss (liability position) of $20.7 million, with a net mark-to-market loss (liability position) of $14.3 million. The change in mark-to-market valuation is recognized in earnings each period.

       In addition, Generation and Trading Operations enter into forward physical contracts for the sale of the Company's electric capacity in excess of its retail and wholesale firm requirements needs, including reserves, or the purchase of retail and wholesale firm requirements needs, including reserves, when resource shortfalls exist. The Company generally accounts for these derivative financial instruments as normal sales and purchases as defined by Statement of Financial Accounting Standards No. 133, "Accounting for Derivative

                      PNM RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Instruments and Hedging Activities," ("SFAS 133"), as amended. The Company from time to time makes forward purchases to serve its retail needs when the cost of purchased power is less than the incremental cost of its generation. At June 30, 2002, the Company had open forward positions classified as normal sales of electricity of $18.3 million and normal purchases of electricity of $52.3 million.

       Generation and Trading Operations, including both firm commitments and trading activities, are managed through an asset backed strategy, whereby the Company's aggregate net open position is covered by its own excess generation capabilities. The Company is exposed to market risk if its generation capabilities were disrupted or if its retail load requirements were greater than anticipated. If the Company were required to cover all or a portion of its net open contract position, it would have to meet its commitments through market purchases.

Forward Starting Interest Rate Swaps

       PNM currently has $182.0 million of tax-exempt bonds outstanding that are callable at a premium in December 2002 and August 2003. PNM intends to refinance these bonds assuming the interest rate of the refinancing does not exceed the current interest rate of the bonds and has hedged the entire planned refinancing. In order to take advantage of current low interest rates, PNM entered into two forward starting interest rate swaps in November and December 2001 and three additional contracts in the first quarter of 2002. PNM designated these swaps as cash flow hedges. The hedged risks associated with these instruments are the changes in cash flows related to general moves in interest rates expected for the refinancing. The swaps effectively cap the interest on the refinancing to 4.9% plus an adjustment for PNM's and the industry's credit rating. PNM's assessment of hedge effectiveness is based on changes in the interest rates and PNM's credit spread. SFAS 133, as amended, provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same period or periods during which the hedged forecasted transactions affect earnings. Any hedge ineffectiveness is required to be presented in current earnings. There was no material hedge ineffectiveness in the six months ended June 30, 2002.

       A forward starting swap does not require any upfront premium and captures changes in the corporate credit component of an investment grade company's interest rate as well as the underlying Treasury benchmark. The five forward interest rate starting swaps have termination dates and notional amounts as follows: one with a termination date of September 17, 2002 for a notional amount of $46.0 million and four with a termination date of May 15, 2003 for a combined notional amount of $136.0 million. There were no fees on the transaction, as they are imbedded in the rates, and the transactions will be cash settled on the mandatory unwind date (strike date), corresponding to the refinancing date of the underlying debt. The settlement will be capitalized as a cost of issuance and amortized over the life of the debt as a yield adjustment.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


(6)    Earnings Per Share

       In accordance with SFAS No. 128, Earnings per Share, dual presentation of basic and diluted earnings per share has been presented in the Consolidated Statements of Earnings. The following reconciliation illustrates the impact on the share amounts of potential common shares and the earnings per share amounts for June 30 (in thousands, except per share amounts):

                                                         Three Months Ended         Six Months Ended
                                                              June 30,                  June 30,
                                                          2002         2001         2002         2001
                                                       -----------  -----------  -----------  -----------
Basic:
Net Earnings from Continuing Operations..............     $11,157      $49,597     $ 36,106     $113,149
                                                       -----------  -----------  -----------  -----------
Net Earnings.........................................      11,157       49,597       36,106      113,149
Preferred Stock Dividend Requirements................         147          147          293          293
                                                       -----------  -----------  -----------  -----------
Net Earnings Applicable to Common Stock..............     $11,010      $49,450     $ 35,813     $112,856
                                                       ===========  ===========  ===========  ===========
Average Number of Common Shares Outstanding..........      39,118       39,118       39,118       39,118
                                                       ===========  ===========  ===========  ===========
Net Earnings per Common Share (Basic)................     $  0.28      $  1.26     $   0.92     $   2.89
                                                       ===========  ===========  ===========  ===========
Diluted:
Net Earnings Applicable to Common Stock
  Used in basic calculation..........................     $11,010      $49,450     $ 35,813     $112,856
                                                       ===========  ===========  ===========  ===========
Average Number of Common Shares Outstanding..........      39,118       39,118       39,118       39,118
Diluted effect of common stock equivalents (a).......         468          848          494          664
                                                       -----------  -----------  -----------  -----------
Average common and common equivalent shares
  Outstanding........................................      39,586       39,966       39,612       39,782
                                                       ===========  ===========  ===========  ===========
Net Earnings per Share of Common Stock (Diluted).....     $  0.28      $  1.24     $   0.90     $   2.84
                                                       ===========  ===========  ===========  ===========


(a) Excludes the effect of average anti-dilutive common stock equivalents related to out-of-the-money options of 33,462 and 23,785 for the three months ended and the six months ended June 30, 2002, respectively. There were no anti-dilutive common stock equivalents in 2001.

(7)    Commitments and Contingencies

Construction Commitment

       PNM has committed to purchase five combustion turbines for a total cost of $151.3 million. The turbines are for planned power generation plants with an estimated cost of construction of approximately $370 million over the next five years depending on market conditions. PNM has expended $193 million as of June 30, 2002, of which $123 million was for equipment purchases. In November 2001, PNM broke ground to build Afton Generating Station, a 135 MW simple cycle gas turbine plant in Southern New Mexico. In February 2002, PNM broke ground to build Lordsburg Generating Station ("Lordsburg"), an 80 MW natural gas fired generating plant in Southern New Mexico. On June 27, 2002, Lordsburg became fully operational and will serve the wholesale power market. Contracts have not

                      PNM RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


been finalized on the remaining planned construction. These plants are part of the Company's ongoing competitive strategy of increasing generation capacity over time. These plants are not anticipated to be added to rate base.

PVNGS Liability and Insurance Matters

       The PVNGS participants have financial protection for public liability resulting from nuclear energy hazards to the full limit of liability under federal law. This potential liability is covered by primary liability insurance provided by commercial insurance carriers in the amount of $200 million and the balance by an industry-wide retrospective assessment program. If losses at any nuclear power plant covered by the programs exceed the primary liability insurance limit, the Company could be assessed retrospective adjustments. The maximum assessment per reactor under the program for each nuclear incident is approximately $88 million, subject to an annual limit of $10 million per reactor per incident. Based upon the Company's 10.2% interest in the three PVNGS units, the Company's maximum potential assessment per incident for all three units is approximately $27.0 million, with an annual payment limitation of $3 million per incident. If the funds provided by this retrospective assessment program prove to be insufficient, Congress could impose revenue raising measures on the nuclear industry to pay claims.

       Aspects of the federal law referred to above (the "Price-Anderson Act"), which provides for payment of public liability claims in case of a catastrophic accident involving a nuclear power plant are up for renewal in August 2002. While existing nuclear power plants would continue to be covered in any event, the renewal would extend coverage to future nuclear power plants and could contain amendments that would affect existing plants. A renewal bill was passed by the House with unanimous consent on November 27, 2001. The House proposed a change in the annual retrospective premium limit from $10 million to $15 million per reactor per incident. Additionally, the House proposed to amend the maximum potential assessment from $88.1 million to $98.7 million per reactor per incident, taking into account effects of inflation. On March 7, 2002 the Senate approved a Price-Anderson Act amendment as a part of the comprehensive energy bill. The Senate version is substantially the same as the Price-Anderson Act in its current form. Both the current law and the versions approved by the House and Senate provide for the primary financial protection limit to be the maximum amount available from private insurance sources. Those sources are currently being evaluated as to whether the $200 million now available for liability claims per reactor could be increased to keep pace with inflation. The Company cannot predict whether or not Congress will renew the Price-Anderson Act or whether or not an increase will be made to the primary financial protection layer. A House-Senate Conference Committee has been formed to resolve the differences between the amendment approved by the House and that approved by the Senate. In the event the comprehensive energy bill does not pass, it is possible that the Price-Anderson amendment would be passed as a stand-alone bill. However, if adopted, certain changes in the law could possibly trigger "Deemed Loss Events" under the Company's PVNGS leases, absent waiver by the lessors. Such an occurrence could require the Company to, among other things, (i) pay the lessor and the equity investor, in return for the investor's interest in PVNGS, cash in the amount as provided in the lease and (ii) assume debt obligations relating to the PVNGS lease.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


       The PVNGS participants maintain "all-risk" (including nuclear hazards) insurance for damage to, and decontamination of, property at PVNGS in the aggregate amount of $2.75 billion as of January 1, 2002, a substantial portion of which must be applied to stabilization and decontamination. The Company has also secured insurance against portions of the increased cost of generation or purchased power and business interruption resulting from certain accidental outages of any of the three units if the outages exceed 8 weeks. The insurance coverage discussed in this section is subject to certain policy conditions and exclusions. The Company is a member of an industry mutual insurer. This mutual insurer provides both the "all-risk" and increased cost of generation insurance to the Company. In the event of adverse losses experienced by this insurer, the Company is subject to an assessment. The Company's maximum share of any assessment is approximately $4.6 million per year.

PVNGS Decommissioning Funding

       The Company has a program for funding its share of decommissioning costs for PVNGS. The nuclear decommissioning funding program is invested in equities and fixed income instruments in qualified and non-qualified trusts. The results of the 2002 decommissioning cost study indicated that the Company's share of the PVNGS decommissioning costs excluding spent fuel disposal would be approximately $201 million. The estimated market value of the trusts at the end of June 30, 2002 was approximately $54 million.

       The Company did not provide any additional funding for the six months ended June 30, 2002 into the qualified and non-qualified trust funds.

Nuclear Spent Fuel and Waste Disposal

       Pursuant to the Nuclear Waste Policy Act of 1982, as amended in 1987 (the "Waste Act"), the United States Department of Energy ("DOE") is obligated to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by all domestic power reactors. Under the Waste Act, the DOE was to develop the facilities necessary for the storage and disposal of spent nuclear fuel and to have the first facility in operation by 1998. DOE has announced that such a repository now cannot be completed before 2010.

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

                      PNM RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Natural Gas Explosion

       On April 25, 2001, a natural gas explosion occurred in Santa Fe, New Mexico. The apparent cause of the explosion was a leak from a Company line near the location. The explosion destroyed a small building and injured two persons who were working in the building. The Company's investigation indicates that the leak was an isolated incident likely caused by a combination of corrosion and increased pressure. The Company also is cooperating with an investigation of the incident by the PRC's Pipeline Safety Bureau, which issued its report on March 18, 2002. The Bureau's report gives PNM notice of 13 possible violations of the New Mexico Pipeline Safety Act and related regulations. Two lawsuits against the Company by the injured persons along with several claims for property and business interruption damages have been resolved. The Company believes that the final outcome of this matter will not have a material impact on the results of operations and financial position of the Company.

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

       In July, 2001, the Kansas Corporation Commission ("KCC") issued two orders. The first order declared the split-off required by the agreement to be unlawful as designed, with or without a merger. The second order decreased rates for Western Resources, despite a request for an increase of $151 million. After rehearing the KCC established the rate decrease at $15.7 million. On October 3, 2001, the KCC issued an Order on Reconsideration reaffirming its decision that the split-off as designed in the agreement was unlawful with or without a merger.

       Because of these rulings, the Company announced that it believed the agreement as originally structured could not be consummated. Efforts to renegotiate the transaction failed. Western Resources demanded that the Company file for regulatory approvals of the transaction as designed, despite the fact that the transaction required the split-off already determined to be unlawful by the KCC. As a result of the disagreement over the viability of the transaction as designed, the Company filed suit on October 12, 2001, in New York state court. On May 10, 2002, the Company filed an Amended Complaint seeking unspecified damages from Western Resources for numerous breaches of contract related to the determination that the split-off required by the agreement was unlawful and required prior approval by the KCC. The Company also seeks unspecified damages for additional breaches of contract because: Western Resources failed to provide the Company with the opportunity to review and comment on information related to the transaction provided by Western Resources to third parties; Western Resources failed to obtain the Company's consent to amend existing employee compensation and benefits plans or create new ones; and Western Resources filed for approval of an alternative debt reduction plan that represents the abandonment of the split-off required by the agreement. In addition, the Company seeks numerous declarations from the court, including that the Company was not obligated to perform because conditions regarding performance were not satisfied; the Company did not breach when it terminated the agreement; and the rate case order constitutes a material adverse effect under the terms of the agreement.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


       On January 7, 2002, the Company notified Western Resources that it had taken action to terminate the agreement as of that date. The Company identified numerous breaches of the agreement by Western Resources and the regulatory rulings in Kansas as reasons for the termination. On January 9, 2002, Western Resources responded that it considered the Company's termination to be ineffective and the agreement to still be in effect. However, the Company subsequently received a letter dated May 28, 2002, from counsel for Western Resources purporting to terminate the agreement and demanding payment of a $25 million termination fee, which the Company declined to pay.

       On May 30, 2002, Western Resources filed counterclaims against the Company in New York state court alleging breach of contract and fraud. Western Resources alleged that the Company's January 7 letter constituted a withdrawal or adverse modification of the Company's adoption of the agreement or recommendation that its shareholders approve the agreement. As a result, Western Resources claims that the Company is liable for a $25 million termination fee plus costs and expenses (including attorneys fees) incurred in connection with the litigation. Western Resources also claims that the Company committed fraud by not timely disclosing to Western Resources its intentions not to proceed with the transaction and is seeking additional unspecified damages. The Company believes that the counterclaims filed by Western Resources are without merit and intends to vigorously defend itself against them. The Company also intends to vigorously pursue its own complaint.

       On July 3, 2002, the Company filed a Motion for Partial Summary Judgment and for Dismissal of Counterclaims and Defenses.

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

(8)    Environmental Issues

       The normal course of operations of the Company necessarily involves activities and substances that expose the Company to potential liabilities under laws and regulations protecting the environment. Liabilities under these laws and regulations can be material and in some instances may be imposed without regard to fault, or may be imposed for past acts, even though the past acts may

                      PNM RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


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

       The Company's recorded estimated minimum liability to remediate its identified sites is $8.8 million. The ultimate cost to clean up the Company's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; and the time periods over which site remediation is expected to occur.

       For the six months ended June 30, 2002 and 2001, the Company spent $0.8 million and $0.5 million, respectively, for remediation. The majority of the June 30, 2002 environmental liability is expected to be paid over the next five years, funded by cash generated from operations. Future environmental obligations are not expected to have a material impact on the results of operations or financial condition of the Company.

(9)    New and Proposed Accounting Standards

       Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). In June 2001, the FASB issued SFAS
143. The statement requires the recognition of a liability for legal obligations associated with the retirement of a tangible long-lived asset that result from the acquisition, construction or development and/or the normal operation of a long-lived asset. The asset retirement obligation must be recognized at its fair value when incurred. The cost of the asset retirement obligation has to be capitalized by increasing the carrying amount of the related long-lived asset by the same amount as the liability. This cost must be expensed using a systematic and rational method over the related asset's useful life. SFAS 143 is effective for the Company beginning January 1, 2003. The Company is currently assessing the impact of SFAS 143 and is unable to predict its impact on the Company's operating results and financial position at this time.

       Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). In August 2001, the FASB issued SFAS 144. The statement amends certain requirements of the previously issued pronouncement on asset impairment, SFAS 121. SFAS 144 removes

                      PNM RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


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

       Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). In April 2002, the FASB issued SFAS 145. This statement updates and clarifies existing accounting pronouncements for treatment of gains and losses from extinguishment of debt and eliminates an inconsistency between required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have similar economic effects as sale-leaseback transactions. According to the old policy, gains and losses from extinguishment of debt were classified as extraordinary gains and losses. The current statement permits gains and losses from extinguishment of debt to be classified as ordinary and included in income from operations, unless they are unusual in nature or occur infrequently and therefore included as an extraordinary item.

       Emerging Issues Task Force ("EITF") Issue 02-03 "Recognition and Reporting of Gains and Losses" on Energy Trading Contracts under EITF Issues No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" and No. 00-17, "Measuring the Fair Value of Energy-Related Contracts in Applying Issue No. 98-10." This EITF issue addresses various aspects of the accounting for contracts involved in energy trading and risk management activities. The EITF concluded that all mark-to-market gains and losses on energy trading contracts should be shown net in the income statement whether or not settled physically. The EITF did not reach a consensus and continues to debate whether the recognition of unrealized gains and losses at inception of an energy trading contract is appropriate in the absence of quoted market prices or current market transactions for contracts with similar terms. The EITF also expanded the disclosure requirements for energy trading activities. Implementation of the consensus for recording energy trading activities net is effective for the Company beginning with its 2002 third quarter financial statements. Comparative financial statements for prior periods are required to be reclassified to conform to the EITF's consensus. The Company is currently assessing the impact of implementing EITF Issue No. 02-03 and is unable to predict its effect on the Company's presentation of operating results. The SEC has indicated that financial statement reclassifications related to periods previously audited by Arthur Andersen, LLP ("Arthur Andersen") may require the successor auditor to audit the prior periods and issue a new audit report. Arthur Andersen audited the Company's financial statements for the fiscal years 2001 and 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The Management's Discussion and Analysis of Financial Condition and Results of Operations for PNM Resources, Inc. (the "Holding Company") and Subsidiaries and Public Service Company of New Mexico ("PNM") (collectively the Company), is presented on a combined basis. The Holding Company assumed substantially all of the corporate activities of PNM on December 31, 2001. These activities are billed to PNM on a cost basis to the extent they are for the corporate management of PNM. In January 2002, Avistar, Inc. ("Avistar") and certain inactive subsidiaries were dividended to the Holding Company pursuant to an order from the PRC. The reader of this Management's Discussion and Analysis of Financial Condition and Results of Operations should assume that the information presented applies to consolidated results of operations and financial position of both PNM Resources, Inc. and Subsidiaries and PNM, except where the context or references clearly indicate otherwise. Discussions regarding specific contractual obligations generally reference the company that is legally obligated. In the case of contractual obligations of PNM, these obligations are consolidated with PNM Resources, Inc. and Subsidiaries under GAAP. Broader operational discussion references the Company.

       The following is management's assessment of the Company's financial condition and the significant factors affecting the results of operations. This discussion should be read in conjunction with the Company's consolidated financial statements and its annual report on Form 10-K for the year ended December 31, 2001. Trends and contingencies of a material nature are discussed to the extent known and considered relevant.

                                    OVERVIEW

       PNM Resources, Inc. (the "Holding Company"), is an investor-owned holding company of energy and energy related companies. Its principal subsidiary, Public Service Company of New Mexico ("PNM"), is an integrated public utility primarily engaged in the generation, transmission, distribution and sale and trading of electricity; transmission, distribution and sale of natural gas within the state of New Mexico and the sale and trading of electricity in the Western United States.

       Upon the completion on December 31, 2001, of a one-for-one share exchange between PNM and the Holding Company, the Holding Company became the parent company of PNM. Prior to the share exchange, the Holding Company had existed as a subsidiary of PNM. The new parent company began trading on the New York Stock Exchange under the same PNM symbol beginning on December 31, 2001.

                              COMPETITIVE STRATEGY

       The Company is positioned as a "merchant utility," primarily operating as a regulated energy service provider also engaged in the sale and trading of electricity in the competitive energy market place. As a utility, PNM has an obligation to serve its customers under the jurisdiction of the New Mexico Public Regulation Commission ("PRC"). As a merchant, PNM markets excess production from the utility, as well as unregulated generation into a competitive market place. The Company also has an electric power trading area focused on purchasing wholesale electricity in the market for future resale or to provide energy to jurisdictional customers in New Mexico when the Company's generation assets cannot satisfy demand. The marketing and trading operations utilize an asset-backed trading strategy, whereby the Company's aggregate net open position for the sale of electricity is covered by the Company's excess generation capabilities. The benefits of the merchant operations are shared with retail customers based on a negotiated settlement in proportion to capacity owned, expended effort, and risk assumed. Non-regulated assets may be part of the utility company or owned by an affiliate of the utility company, which could be a subsidiary of the holding company. Currently, all non-regulated assets, except Avistar, are part of the utility. Both retail customers and shareholders benefit from this combination.

       The Electric and Gas Services strategy is directed at supplying reasonably priced and reliable energy to retail customers through customer-driven operational excellence, high quality customer service, cost efficient processes, and improved overall organizational performance.

       The Generation and Trading strategy calls for increased asset-backed trading and generation capacity supported by long-term contracts, balanced with stringent risk management policies. The Company's future growth plans call for approximately 50% of its new generation and 70% of its total portfolio to be committed through long-term contracts, including its sales to retail customers. Such growth will be dependent on market developments, and upon the Company's ability to generate funds for the Company's future expansion.










                           (Intentionally left blank)

                              RESULTS OF OPERATIONS

                        Three Months Ended June 30, 2002
                  Compared to Three Months Ended June 30, 2001

Consolidated

       The Company's net earnings available to common shareholders for the three months ended June 30, 2002 were $11.0 million, a 77.7% decrease in net earnings from $49.5 million in 2001. This decrease primarily reflects the slowdown in the wholesale electric market, where both prices and trading activity were lower than the prior year period. Despite the slow-down in the wholesale electricity market, PNM's electric utility operations recorded an operating income growth of 1.6%. This growth came from a combination of load growth and cost savings, demonstrating the balance the regulated utility provides in the Company's "merchant utility" strategy.

       Earnings for the second quarter in 2001 were affected by certain non-recurring charges; however, there were no non-recurring charges for the second quarter in 2002. These special items are detailed in the individual business segment discussions below. The following table enumerates these non-recurring charges and shows their effect on diluted earnings per share, in thousands, except per share amounts.

                                                                Three Months Ended
                                                                      June 30,
                                                   --------------------------------------------------
                                                             2002                     2001
                                                   ------------------------  ------------------------
                                                             EPS                         EPS
                                                     Earnings   (Diluted)       Earnings   (Diluted)
                                                   ----------- ------------  ------------- ----------
                                                                    (Income)/Expense

Net Earnings Available for Common
   Shareholders..................................    $11,010       $ 0.28       $49,450     $  1.24
                                                   ----------- ------------  ------------- ----------

Adjustment for Special Gains and Charges
  (net of income tax effects):
  Contribution to PNM Foundation.................          -           -         (3,021)      (0.07)
  Write-off of non-recoverable coal mine
    decommissioning costs........................          -           -         (7,840)      (0.20)
  Write-off of an Avistar investment.............          -           -           (406)      (0.01)
  Western Resources acquisition costs............          -           -         (2,331)      (0.06)
                                                   ----------- ------------  ------------- ----------
    Total........................................          -           -        (13,598)      (0.34)
                                                   ----------- ------------  ------------- ----------
Net Earnings Available For Common-
   Shareholders Excluding Special Gains
   and Charges...................................   $ 11,010      $ 0.28        $63,048     $  1.58
                                                   =========== ============  ============  ==========


       To adjust reported net earnings and diluted earnings per share to exclude the non-recurring charges, such charges, net of income tax benefit, are added back to reported net earnings under GAAP.

       The following discussion is based on the financial information presented in the Consolidated Financial Statements - Segment Information note in the Notes to Consolidated Financial Statements.

Utility Operations

Electric

       The table below sets forth the operating results for the Electric business segment.

                                                           Electric
                                                 Three Months Ended June 30,
                                             -------------------------------------
                                                  2002                 2001            Variance
                                             ----------------    -----------------   ---------------
                                                                   (In thousands)
Operating revenues:
  External customers.......................        $140,322             $136,368           $ 3,954
  Intersegment revenues....................             177                  177                 -
                                             ----------------    -----------------   ---------------
  Total revenues...........................         140,499              136,545             3,954
                                             ----------------    -----------------   ---------------
Cost of energy sold........................           1,020                1,252              (232)
Intersegment purchases.....................          86,012               83,396             2,616
                                             ----------------    -----------------   ---------------
  Total cost of energy.....................          87,032               84,648             2,384
                                             ----------------    -----------------   ---------------
Gross margin...............................          53,467               51,897             1,570
                                             ----------------    -----------------   ---------------
Administrative and other...................          14,144               12,799             1,345
Depreciation and amortization..............           8,346                8,066               280
Transmission and distribution costs........           8,805                8,334               471
Taxes other than income taxes..............           3,205                3,133                72
Income taxes...............................           5,237                6,051              (814)
                                             ----------------    -----------------   ---------------
  Total non-fuel operating expenses........          39,737               38,383             1,354
                                             ----------------    -----------------   ---------------
Operating income...........................        $ 13,730             $ 13,514            $  216
                                             ----------------    -----------------   ---------------


       Operating revenues increased $4.0 million or 2.9% for the period to $140.5 million. Retail electricity delivery grew 3.1% to 1.83 million MWh in 2002 compared to 1.77 million MWh delivered in the prior year period, resulting in increased revenues of $4.0 million period-over-period. This volume increase was the result of a weather-driven increase in consumption and continued load growth of 3.1%, which is consistent with historical levels. Period over period, customer growth was approximately 2%, also consistent with historical levels.





                           (Intentionally left blank)

       The following table shows electric revenues by customer class and average customers:

                                Electric Revenues

                                                   Three Months Ended
                                                        June 30,
                                                   2002          2001
                                               ------------  ------------
                                                    (In thousands)

              Residential..................         $45,408       $43,332
              Commercial...................          62,867        61,126
              Industrial...................          20,792        20,488
              Other........................          11,432        11,599
                                               ------------  ------------
                                                   $140,499      $136,545
                                               ============  ============
              Average customers............         384,000       377,000
                                               ============  ============

       The following table shows electric sales by customer class:

                                 Electric Sales
                                (Megawatt hours)

                                                   Three Months Ended
                                                        June 30,
                                                   2002          2001
                                               ------------  ------------

              Residential...................        530,300       506,712
              Commercial....................        827,335       806,003
              Industrial....................        405,571       396,832
              Other.........................         62,491        61,667
                                               ------------  ------------
                                                  1,825,697     1,771,214
                                               ============  ============

       The gross margin, or operating revenues minus cost of energy sold, increased $1.6 million, which reflects the increased energy sales. Electric exclusively purchases power from Generation and Trading at internally developed prices, which are not based on market rates. These intercompany revenues and expenses are eliminated in the consolidated results.

       Total non-fuel operating expenses increased $1.4 million or 3.5%. Administrative and other increased $1.3 million or 10.5% due to higher administrative costs allocated from Corporate. Depreciation and amortization increased $0.3 million or 3.5% for the period due to a higher depreciable plant base. Transmission and distribution costs increased $0.5 million or 5.6% primarily due to an increase in overhead line maintenance to enhance system reliability. Income taxes, which include taxes for interest charges, decreased $0.8 million or 13.5% due to the decline in pre-tax income.

Gas

       The table below sets forth the operating results for the Gas business segment.

                                                           Gas
                                                Three Months Ended June 30,
                                              --------------------------------
                                                  2002              2001            Variance
                                              --------------   ---------------   ---------------
                                                               (In thousands)
Operating revenues:
  External customers........................      $ 43,968          $ 87,084         $ (43,116)
  Intersegment revenues.....................           470                 -               470
                                              --------------   ---------------   ---------------
  Total revenues............................        44,438            87,084           (42,646)
                                              --------------   ---------------   ---------------
  Total cost of energy......................        18,922            57,745           (38,823)
                                              --------------   ---------------   ---------------
Gross margin................................        25,516            29,339            (3,823)
                                              --------------   ---------------   ---------------
Administrative and other....................        14,333            13,440               893
Depreciation and amortization...............         5,076             5,333              (257)
Transmission and distribution costs.........         6,594             6,647               (53)
Taxes other than income taxes...............         2,043             2,056               (13)
Income taxes................................        (2,314)             (433)           (1,881)
                                              --------------   ---------------   ---------------
  Total non-fuel operating expenses.........        25,732            27,043            (1,311)
                                              --------------   ---------------   ---------------
Operating income (loss).....................       $  (216)         $  2,296          $ (2,512)
                                              --------------   ---------------   ---------------

       Operating revenues decreased $42.6 million or 49.0% for the period to $44.4 million, primarily as the result of lower natural gas prices during the second quarter of 2002 as compared to the same period in the previous year and a decrease in gas sales volumes of 13.1%. Despite the volume decline, customer growth was approximately 2%, which is consistent with historical levels. The Company purchases natural gas in the open market and resells it at cost to its distribution customers. As a result, increases or decreases in gas revenues driven by gas costs do not impact the Company's gross margin or earnings.

       The following table shows gas revenues by customer and average customers:

                                  Gas Revenues

                                                Three Months Ended
                                                     June 30,
                                                2002          2001
                                             ------------  ------------
                                                  (In thousands)

            Residential................           $25,618       $44,802
            Commercial.................             8,185        12,881
            Industrial.................               415        12,381
            Transportation*............             5,134         6,411
            Other......................             5,086        10,609
                                             ------------  ------------
                                                 $ 44,438       $87,084
                                             ============  ============
            Average customers..........           444,000       435,000
                                             ============  ============

       The following table shows gas throughput by customer class:

                                 Gas Throughput
                            (Thousands of decatherms)

                                                 Three Months Ended
                                                      June 30,
                                                 2002          2001
                                              ------------  ------------

             Residential...................          3,041         3,557
             Commercial....................          1,537         1,466
             Industrial....................            125         1,540
             Transportation*...............         14,076        15,223
             Other.........................          1,113         1,112
                                              ------------  ------------
                                                    19,892        22,898
                                              ============  ============

       *Customer-owned gas.

       The gross margin, or operating revenues minus cost of energy sold, decreased $3.8 million or 13.0%. This decrease is due mainly to lower consumption of gas for electric generation and a decrease in residential and commercial gas sales volumes due to warmer weather conditions. The Company currently believes that gas assets are not earning an adequate level of return. As a result, the Company anticipates filing a request for additional rate relief by year end.

       Total non-fuel operating expense decreased $1.3 million or 4.8%. Administrative and other costs increased $0.9 million or 6.6% for the period primarily due to higher administrative costs allocated from Corporate. The increase in the Corporate allocation was partially offset by the absence in 2002 of 2001 consulting expenses related to the analysis of a natural gas line disruption and a decrease in bad debt expense resulting from improved collection levels. Income taxes, which include taxes for interest charges, decreased $1.9 million, due to the decline in pre-tax income.









                           (Intentionally left blank)

Generation and Trading Operations

       The table below sets forth the operating results for the Generation and Trading business segment.

                                                     Generation and Trading
                                                  Three Months Ended June 30,
                                                --------------------------------
                                                    2002              2001            Variance
                                                --------------   ---------------   ---------------
                                                                 (In thousands)
Operating revenues:
  External customers..........................      $ 80,194          $441,362         $(361,168)
  Intersegment revenues.......................        86,012            83,396             2,616
                                                --------------   ---------------   ---------------
  Total revenues..............................       166,206           524,758          (358,552)
                                                --------------   ---------------   ---------------
Cost of energy sold...........................       102,750           374,844          (272,094)
Intersegment purchases........................           647               177               470
                                                --------------   ---------------   ---------------
  Total cost of energy........................       103,397           375,021          (271,624)
                                                --------------   ---------------   ---------------
Gross margin..................................        62,809           149,737           (86,928)
                                                --------------   ---------------   ---------------
Administrative and other......................         9,960             8,293             1,667
Energy production costs.......................        33,703            37,304            (3,601)
Depreciation and amortization.................        10,573            10,521                52
Transmission and distribution costs...........            50               100               (50)
Taxes other than income taxes.................         2,796             2,322               474
Income taxes..................................           890            32,503           (31,613)
                                                --------------   ---------------   ---------------
  Total non-fuel operating expenses...........        57,972            91,043           (33,071)
                                                --------------   ---------------   ---------------
Operating income..............................       $ 4,837          $ 58,694         $ (53,857)
                                                --------------   ---------------   ---------------

       Operating revenues declined $358.6 million or 68.3% for the period to $166.2 million. This decrease in wholesale electricity sales primarily reflects the slowdown in the wholesale electric market that resulted from steep declines in wholesale prices and trading activity as compared to the prior year. Average prices in the second quarter were approximately $28 per MWh as opposed to $147 per MWh in the prior year quarter.

       The significantly higher wholesale pricing in 2001 was driven by increased demand in California, a lack of generating assets to serve the market, and the impact of warm weather. By contrast, 2002 has seen relatively mild weather in the West, an abundance of low cost hydropower and weak economic conditions in the region.

       Trading volume declines reflect the reduction in trading partners in the wholesale market caused by bankruptcy of certain counterparties, reduced credit quality of firms in the market and firms exiting the wholesale trading market. There are also significant unresolved political and regulatory issues that had a dampening effect on activity in the marketplace. As a result, the Company's spot market and short-term sales have declined significantly. The Company delivered wholesale (bulk) power of 2.4 million MWh of electricity for the three months ended June 30, 2002, compared to 3.2 million MWh for the same period in 2001.

       The following table shows revenues by customer class:

                    Generation and Trading Revenues By Market

                                                   Three Months Ended
                                                        June 30,
                                                  2002             2001
                                             ---------------   -------------
                                                     (In thousands)

              Intersegment sales...........       $ 86,012        $ 83,396
              Long-term contract...........         10,562          16,981
              Trading*.....................         64,398         424,381
              Other........................          5,234               -
                                             ---------------   -------------
                                                 $ 166,206       $ 524,758
                                             ===============   =============

       *Includes mark-to-market gains/(losses).

       The following table shows sales by customer class:

                     Generation and Trading Sales By Market
                                (Megawatt hours)

                                                    Three Months Ended
                                                         June 30,
                                                   2002             2001
                                              ---------------   -------------

              Intersegment sales...........        1,825,697       1,771,214
              Long-term contract...........          227,000         368,894
              Trading......................        2,202,453       2,782,462
                                              ---------------   -------------
                                                   4,255,150       4,922,570
                                              ===============   =============

       The gross margin, or operating revenues minus cost of energy sold, decreased $86.9 million or 58.1%. Lower margins were created primarily by weak pricing, less price volatility and decreased trading activity. Margins were also impacted by higher coal costs at San Juan Generating Station ("SJGS"). The Company's previously announced transition to an underground mine for the supply of coal at SJGS was delayed, necessitating the continuation of the more expensive surface mine operation. These lower margins were partially offset by a favorable change in the mark-to-market position of the trading portfolio of $33.9 million period-over-period ($6.6 million gain in 2002 versus a $27.3 million loss in 2001). A portion of the gain in 2002 represents the reversal of previously recognized mark-to-market losses.

       Non-fuel operating expenses decreased $33.1 million or 36.3%. Administrative and other costs increased $1.7 million or 20.1% due to higher administrative costs allocated from Corporate. Energy production costs decreased $3.6 million or 9.7% for the period primarily due to higher maintenance costs in 2001 at SJGS as a result of an outage. Taxes other than income increased $0.5 million or 20.4% reflecting adjustments recorded in the prior year for favorable audit outcomes by certain tax authorities. Income taxes, which include taxes for interest charges, decreased $31.6 million or 97.3%, due to the decline in pre-tax income.

Corporate

       Corporate administrative and general costs, which represent costs that are driven exclusively by corporate-level activities, increased $4.7 million for the period to $24.7 million. This increase was primarily due to higher labor resulting from a transfer of employees from operations to Corporate, higher legal and environmental costs due to increased business exposures and outside services related to debt refinancing activities. These increases were partially offset by decreased retirement costs due to higher expected returns on plan assets and a $23.5 million contribution to its plans in January 2002. In addition, the Company had lower bonus expense resulting from lower earnings projections.

Other Non-Operating

       Other income decreased $3.0 million or 22.0% due to lower period-over-period returns on investments reflecting current financial market conditions.

       Other deductions decreased $34.7 million or 97.2% primarily due to charges in 2001 that did not recur in 2002. In 2001, the Company recognized charges for the write-off of non-recoverable coal mine decommissioning costs, made a contribution to the PNM Foundation, the write-off of an Avistar investment and certain costs related to the Company's now terminated acquisition of Western Resources' electric utility operations.

Income Taxes

       The Company's consolidated income tax expense was $5.6 million for the three months ended June 30, 2002, compared to $20.9 million for the three months ended June 30, 2001. The impact of lower earnings in 2002 contributed to the difference. The Company's effective income tax rates for the three months ended June 30, 2002 and 2001 were 33.31% and 29.68%, respectively. Included in the Company's 2001 taxable income were certain non-deductible costs related to the Company's now terminated acquisition of Western Resources' electric utility operations. In addition, the Company determined that $6.6 million of allowances taken against certain income tax related regulatory assets were no longer required due to changes in the evaluation of its regulatory strategy in light of the holding company filing in May 2001. In 2000, when the allowance was established, management believed these income tax related regulatory assets would not be recoverable based on the probable regulatory outcome of industry restructuring in New Mexico. Currently, management fully expects to recover these costs in future rate cases, a situation that was not possible prior to the delay of open access in New Mexico. Excluding these costs, the Company's effective tax rate was 38.8% in 2001. The decrease in the effective rate was primarily due to adjustments to the Company's prior year tax returns for certain research and development credits related to generating plant additions.

                              RESULTS OF OPERATIONS

                         Six Months Ended June 30, 2002
                   Compared to Six Months Ended June 30, 2001

Consolidated

       The Company's net earnings available to common shareholders for the six months ended June 30, 2002 were $35.8 million, a 68.3% decrease in net earnings from $112.9 million in 2001. This decrease primarily reflects the slowdown in the wholesale electric market, where both prices and trading activity were significantly lower than the prior year period. Despite the slow-down in the wholesale electricity market, PNM's electric utility operations recorded operating income growth of 2.5%. This growth came from a combination of load growth and cost savings, demonstrating the balance the regulated utility provides in the Company's "merchant utility" strategy.

       Earnings in 2001 were affected by certain non-recurring charges. These special items are detailed in the individual business segment discussions below. The following table enumerates these non-recurring charges and shows their effect on diluted earnings per share, in thousands, except per share amounts.

                                                                     Six Months Ended
                                                                         June 30,
                                                ------------------------------------------------------------
                                                           2002                           2001
                                                ----------------------------  ------------------------------
                                                                   EPS                             EPS
                                                  Earnings      (Diluted)        Earnings       (Diluted)
                                                -------------- -------------  --------------- --------------
                                                                     (Income)/Expense

Net Earnings Available for Common
   Shareholders................................     $ 35,813       $  0.90       $ 112,856        $  2.84
                                                -------------- -------------  --------------- --------------
Adjustment for Special Gains and Charges
  (net of income tax effects):
  Contribution to PNM Foundation...............            -             -          (3,021)         (0.07)
  Write-off of non-recoverable coal mine
     decommissioning costs.....................            -             -          (7,840)         (0.20)
  Write-off of an Avistar investment...........            -             -          (5,387)         (0.14)
  Western Resources acquisition costs..........            -             -          (2,781)         (0.07)
                                                -------------- -------------   -------------- --------------
    Total......................................            -             -         (19,029)         (0.48)
                                                -------------- -------------   -------------- --------------
Net Earnings Available For Common-
   Shareholders Excluding Special Gains
   and Charges.................................     $ 35,813       $  0.90       $ 131,885        $  3.32
                                                ============== =============  ==============  ==============

       To adjust reported net earnings and diluted earnings per share to exclude the non-recurring charges, such charges, net of income tax benefit, are added back to reported net earnings under GAAP.

       The following discussion is based on the financial information presented in the Consolidated Financial Statements - Segment Information note in the Notes to the Consolidated Financial Statements.

Utility Operations

Electric

       The table below sets forth the operating results for the Electric business segment.

                                                      Electric
                                              Six Months Ended June 30,
                                           -------------------------------
                                               2002             2001           Variance
                                           --------------  ---------------  ---------------
                                                           (In thousands)
Operating revenues:
  External customers.....................      $275,565         $270,714          $ 4,851
  Intersegment revenues..................           354              354                -
                                           --------------  ---------------  ---------------
  Total revenues.........................       275,919          271,068            4,851
                                           --------------  ---------------  ---------------
Cost of energy sold......................         2,212            2,812             (600)
Intersegment purchases...................       167,962          164,313            3,649
                                           --------------  ---------------  ---------------
  Total cost of energy...................       170,174          167,125            3,049
                                           --------------  ---------------  ---------------
Gross margin.............................       105,745          103,943            1,802
                                           --------------  ---------------  ---------------
Administrative and other.................        25,148           24,941              207
Depreciation and amortization............        16,901           16,091              810
Transmission and distribution costs......        17,317           16,441              876
Taxes other than income taxes............         6,378            5,660              718
Income taxes.............................        11,254           12,770           (1,516)
                                           --------------  ---------------  ---------------
  Total non-fuel operating expenses......        76,998           75,903            1,095

                                           --------------  ---------------  ---------------
Operating income.........................      $ 28,747         $ 28,040           $  707
                                           --------------  ---------------  ---------------

       Operating revenues increased $4.9 million or 1.8% for the period to $275.9 million. Retail electricity delivery grew 2.2% to 3.6 million MWh in 2002 compared to 3.5 million MWh delivered in the prior year period, resulting in increased revenues of $4.8 million year-over-year. This volume increase was the result of a weather-driven increase in consumption and continued load growth of 2.2%. Period over period, customer growth was 2%.







                           (Intentionally left blank)

       The following table shows electric revenues by customer class and average customers:

                                Electric Revenues

                                                  Six Months Ended
                                                      June 30,
                                                 2002           2001
                                             -------------  -------------
                                                   (In thousands)

                Residential................       $96,418        $92,843
                Commercial.................       117,582        114,950
                Industrial.................        40,420         40,325
                Other......................        21,499         22,950
                                             -------------  -------------
                                                 $275,919       $271,068
                                             =============  =============
                Average customers                 383,000        376,000
                                             =============  =============

       The following table shows electric sales by customer class:

                                 Electric Sales
                                (Megawatt hours)

                                                   Six Months Ended
                                                     June 30,
                                                2002           2001
                                            -------------  -------------

                Residential...............     1,123,413      1,083,085
                Commercial................     1,534,477      1,515,027
                Industrial................       797,917        784,967
                Other.....................       109,365        106,700
                                            -------------  -------------
                                               3,565,172      3,489,779
                                            =============  =============

       The gross margin, or operating revenues minus cost of energy sold, increased $1.8 million or 1.7%, which reflects the increased energy sales. Electric exclusively purchases power from Generation and Trading at Company developed prices, which are not based on market rates. These intercompany revenues and expenses are eliminated in the consolidated results.

       Total non-fuel operating expenses increased $1.1 million or 1.4%. Administrative and other costs were flat for the period. Lower bad debt expense as a result of collection improvements and the absence of the bankruptcy of a significant customer in 2001 were offset by higher administrative cost allocated from Corporate. Depreciation and amortization increased $0.8 million or 5.0% for the period due to a higher depreciable plant base. Transmission and distribution costs increased $0.9 million or 5.3% primarily due to an increase in overhead line maintenance focused on improving overall system reliability. Taxes other than income increased $0.7 million or 12.7% primarily reflecting the absence of favorable audit outcomes by certain tax authorities in 2001. Income taxes, which include taxes associated with interest charges, decreased $1.5 million or 11.9% due to lower pre-tax income.

Gas

       The table below sets forth the operating results for the Gas business segment.

                                                                 Gas
                                                       Six Months Ended June 30,
                                                    -------------------------------
                                                       2002             2001           Variance
                                                    --------------  ---------------  ---------------
                                                                    (In thousands)
Operating revenues:
  External customers.............................       $153,169         $279,020        $(125,851)
  Intersegment revenues..........................            470                -              470
                                                    --------------  ---------------  ---------------
  Total revenues.................................        153,639          279,020         (125,381)
                                                    --------------  ---------------  ---------------
  Total cost of energy...........................         83,671          206,217         (122,546)
                                                    --------------  ---------------  ---------------
Gross margin.....................................         69,968           72,803           (2,835)
                                                    --------------  ---------------  ---------------
Administrative and other.........................         25,657           27,527           (1,870)
Depreciation and amortization....................         10,388           10,623             (235)
Transmission and distribution costs..............         14,524           13,703              821
Taxes other than income taxes....................          4,086            3,652              434
Income taxes.....................................          3,436            4,495           (1,059)
                                                    --------------  ---------------  ---------------
  Total non-fuel operating expenses..............         58,091           60,000           (1,909)
                                                    --------------  ---------------  ---------------
Operating income.................................       $ 11,877         $ 12,803          $  (926)
                                                    --------------  ---------------  ---------------

       Operating revenues decreased $125.4 million or 44.9% for the period to $153.6 million, primarily as the result of lower natural gas prices during the second quarter of 2002 as compared to the same period in the previous year and a decrease in gas sales volumes of 8.5%. Despite the volume decline, customer growth was approximately 2%. The Company purchases natural gas in the open market and resells it at cost to its distribution customers. As a result, increases or decreases in gas revenues driven by gas costs do not impact the Company's gross margin or earnings.

       The following table shows gas revenues by customer and average customers:

                                  Gas Revenues

                                                 Six Months Ended
                                                     June 30,
                                               2002            2001
                                           --------------  -------------
                                                  (In thousands)

               Residential...............        $97,724       $166,396
               Commercial................         30,590         49,675
               Industrial................          1,064         25,918
               Transportation*...........          8,745         10,413
               Other.....................         15,516         26,618
                                           --------------  -------------
                                                $153,639       $279,020
                                           ==============  =============
               Average customers.........        444,000        435,000
                                           ==============  =============

       The following table shows gas throughput by customer class:

                                 Gas Throughput
                            (Thousands of decatherms)

                                                 Six Months Ended
                                                     June 30,
                                               2002            2001
                                           --------------  -------------

               Residential                        16,500         16,020
               Commercial...............           6,564          5,691
               Industrial...............             296          3,520
               Transportation*..........          21,473         24,401
               Other....................           3,104          2,777
                                           --------------  -------------
                                                  47,937         52,409
                                           ==============  =============

       *Customer-owned gas.

       The gross margin, or operating revenues minus cost of energy sold, decreased $2.8 million or 3.9%. This decrease is due mainly to lower consumption of gas for electric generation partially offset by a 2% growth in customer base.

       Total non-fuel operating expenses decreased $1.9 million or 3.2%. Administrative and other costs decreased $1.9 million or 6.8%. This decrease is primarily due to a lower bad debt expense as a result of losses from a bankruptcy of a significant customer in 2001. This cost improvement was largely offset by higher allocated Corporate administrative costs. Transmission and distribution costs increased $0.8 million or 6.0% primarily due to lower capital activity in 2002. Income taxes, which include income taxes for interest charges, decreased $1.1 million or 23.6% due to lower pre-tax income.










                           (Intentionally left blank)

Generation and Trading Operations

       The table below sets forth the operating results for the Generation and Trading business segment.

                                                         Generation and Trading
                                                        Six Months Ended June 30,
                                                    -------------------------------
                                                          2002           2001            Variance
                                                    --------------  ---------------  ---------------
                                                                    (In thousands)
Operating revenues:
  External customers.............................       $148,914         $851,610        $(702,696)
  Intersegment revenues..........................        167,962          164,313            3,649
                                                    --------------  ---------------  ---------------
  Total revenues.................................        316,876        1,015,923         (699,047)
                                                    --------------  ---------------  ---------------
Cost of energy sold..............................        191,917          721,910         (529,993)
Intersegment purchases...........................            824              354              470
                                                    --------------  ---------------  ---------------
  Total cost of energy...........................        192,741          722,264         (529,523)
                                                    --------------  ---------------  ---------------
Gross margin.....................................        124,135          293,659         (169,524)
                                                    --------------  ---------------  ---------------
Administrative and other.........................         16,218           14,778            1,440
Energy production costs..........................         67,914           71,588           (3,674)
Depreciation and amortization....................         21,480           21,416               64
Transmission and distribution costs..............            145              213              (68)
Taxes other than income taxes....................          5,616            4,243            1,373
Income taxes.....................................          2,344           64,621          (62,277)
                                                    --------------  ---------------  ---------------
  Total non-fuel operating expenses..............        113,717          176,859          (63,142)
                                                    --------------  ---------------  ---------------
Operating income.................................       $ 10,418         $116,800        $(106,382)
                                                    --------------  ---------------  ---------------

       Operating revenues declined $699.0 million or 68.8% for the period to $316.9 million. This decrease in wholesale electricity sales primarily reflects the slowdown in the wholesale electric market, which resulted from steep declines in wholesale prices and trading activity as compared to the prior year period.

       The significantly higher wholesale pricing in 2001 was driven by increased demand in California, a lack of generating assets to serve the market, and the impact of warm weather. By contrast, 2002 has seen relatively mild weather in the West, an abundance of low cost hydropower and weak economic conditions in the region. As a result, the average price realized by the Company fell to approximately $26 per MWh in 2002 versus $139 per MWh in 2001.

       Trading volume declines reflect the reduction in trading partners in the wholesale market caused by bankruptcy, reduced credit quality of firms in the market and firms exiting the wholesale trading market. There are also significant unresolved political and regulatory issues that had a dampening effect on activity in the marketplace. As a result, the Company's spot market and short-term sales have declined significantly. The Company delivered wholesale (bulk) power of 4.8 million MWh of electricity for the six months ended June 30, 2002, compared to 6.3 million MWh for the same period in 2001.

       Although other firms have exited the wholesale market or have had their access to the wholesale market limited due to concerns over credit quality, the Company remains committed to be a participant in this market place. While market liquidity is weak, the Company will focus on long-term relationships with smaller wholesale customers (small investor-owned utilities, municipal utilities and co-ops). At the same time the Company will continue to monitor market conditions.

       This commitment to the wholesale market leaves the Company poised to participate in the market as liquidity returns and regulatory issues are resolved.

       The following table shows revenues by customer class:

                    Generation and Trading Revenues By Market

                                                    Six Months Ended
                                                        June 30,
                                                 2002              2001
                                             --------------    --------------
                                                     (In thousands)

             Intersegment sales............     $ 167,962         $ 164,313
             Long-term contract............        24,899            45,795
             Trading*......................       115,874           802,432
             Other.........................         8,141             3,383
                                             --------------    --------------
                                                $ 316,876        $1,015,923
                                             ==============    ==============

       *Includes mark-to-market gains/(losses).

       The following table shows sales by customer class:

                     Generation and Trading Sales By Market
                                (Megawatt hours)

                                                    Six Months Ended
                                                        June 30,
                                                 2002              2001
                                             --------------    --------------

             Intersegment sales...........      3,565,172         3,489,779
             Long-term contract...........        508,153           846,947
             Trading......................      4,262,695         5,462,540
                                             --------------    --------------
                                                8,336,020         9,799,266
                                             ==============    ==============

       The gross margin, or operating revenues minus cost of energy sold, decreased $169.5 million or 57.7%. Lower margins were created primarily by weak pricing, less price volatility and lower trading liquidity. Margins were also impacted by higher coal costs at SJGS. The Company's previously announced transition to an underground mine for supply of coal at SJGS was delayed, necessitating the continuation of the more expensive surface mine operation. These lower margins were partially offset by a favorable change in the mark-to-market position of the trading portfolio of $42.3 million period-over-period ($16.1 million gain in 2002 versus $26.2 million loss in 2001). A portion of the gain in 2002 represents the reversal of previously recognized mark-to-market losses.

Total non-fuel operating expenses decreased $63.1 million or 35.7%. Administrative and other costs increased $1.4 million or 9.7% for the period. This increase is primarily due to higher corporate allocations and an adjustment to prior year SJGS participant billings (the Company is the operator of SJGS and shares costs with other owners). These cost increases were partially offset by lower costs resulting from increased capital activity for generation expansion. Energy production costs also decreased $3.7 million or 5.1% for the period reflecting the benefits of the acceleration into 2001 of a planned outage at SJGS offset by a planned and unplanned outage at the Company's Four Corners facility. Taxes other than income increased $1.4 million or 32.4% reflecting adjustments recorded in the prior year for favorable audit outcomes by certain tax authorities. Income taxes, which include income taxes for interest charges, decreased $62.3 million or 96.4% due to a decline in pre-tax income.

Corporate

       Corporate administrative and general costs, which represent costs that are driven exclusively by corporate-level activities, decreased $4.7 million for the period to $41.6 million. This decrease was primarily due to lower retiree benefits expense and lower bonus expense in the current year resulting from lower earnings projections.

Other Non-Operating

       Other income decreased by $4.2 million or 15.5% reflecting lower year-over-year returns on investments reflecting market conditions.

       Other deductions decreased $43.8 million or 97.9% primarily due to charges in 2001 that did not recur in 2002. In 2001, the Company recognized charges for the write-off of non-recoverable coal mine decommissioning costs, a contribution to the PNM Foundation, the write-off of an Avistar investment, and certain costs related to the Company's now terminated acquisition of Western Resources' electric utility operations.

Income Taxes

       The Company's consolidated income tax expense was $19.8 million for the six months ended June 30, 2002, compared to $63.6 million for the six months ended June 30, 2001. The impact of lower earnings in 2002 contributed to the difference. The Company's effective income tax rates for the six months ended June 30, 2002 and 2001 were 35.39% and 35.97%, respectively. Included in the Company's 2001 taxable income were certain non-deductible costs related to the Company's now terminated acquisition of Western Resources' electric utility operations. In addition, the Company determined that $6.6 million of allowances taken against certain income tax related regulatory assets were no longer required due to changes in the evaluation of its regulatory strategy in light of the holding company filing in May 2001. In 2000, where the allowance was established, management believed these income tax related regulatory assets would not be recoverable based on the probable regulatory outcome of industry restructuring in New Mexico. Currently, management fully expects to recover these costs in future rate cases, a situation that was not possible prior to the delay of open access in New Mexico. Excluding these costs, the Company's effective tax rate was 38.9% in 2001. The decrease in the effective rate was primarily due to adjustments to the Company's prior year tax returns for certain research and development credits.

                               FUTURE EXPECTATIONS

       Continued weakness in the wholesale power market has caused the Company to reduce its 2002 earnings estimate. On July 9, 2002, the Company announced that it expects 2002 earnings for the twelve months to be in the range of $1.90 to $2.10. Although the Company's electric utility continues to perform well, the depressed level of wholesale prices in the West, coupled with the significantly decreased trading activity in that market, has severely limited the potential of Generation and Trading Operations.

       Several factors, including an abundance of available hydropower from the Pacific Northwest, cooler weather through May and June, low natural gas prices, the number of new generating plants coming on line, and the lingering slowdown in the regional economy have all contributed to keeping power prices down in 2002. Additionally, fewer credit-worthy counterparties and political and regulatory uncertainty regarding the Western marketplace have significantly reduced market liquidity and trading volume as some companies have curtailed their activity or exited the business altogether. These factors resulted in a 25% reduction in wholesale sales for the Company compared to the first half of 2001.

       Other contributing factors include increased coal costs and lower earnings in the gas utility business as a result of a mild spring.

       To preserve the Company's strong financial position, management intends to control expenses and limit capital expenditures. Construction expenditures in 2002, originally budgeted at $391 million, have been reduced by $111 million to $280 million for the year. Planned construction expenditures through 2003 have been reduced in total by over $400 million.

       Although the current environment has led the Company to scale back its expansion plans, the Company will continue to operate in the wholesale market. Expansion of the Company's generating portfolio will depend upon acquiring favorably priced assets at strategic locations and securing long-term commitments for the purchase of power from those new plants.

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

                         LIQUIDITY AND CAPITAL RESOURCES

       At June 30, 2002, the Company had cash and short-term investments of $154.5 million compared to $71.2 million in cash and short-term investments at December 31, 2001. Certain long-term investments have been reclassified as short-term to reflect the Company's liquidity needs to fund certain construction projects in 2002.

       Cash provided from operating activities in the six months ended June 30, 2002 was $55.8 million compared to cash provided by operating activities of $257.5 million for the six months ended June 30, 2001. This decrease was primarily the result of current wholesale market conditions. Also contributing to the decrease was the Company's $23.5 million contribution to its pension and postretirement benefit plans. In addition, the Company did not make its first quarter 2001 estimated federal income tax payment of $32.0 million until January 2002 because of an extension granted by the IRS to taxpayers in several counties in New Mexico as a result of wildfires in 2000. This out-of-period income tax payment reduced operating cash flows below normal levels.

       Cash used for investing activities was $80.2 million in 2002 compared to $113.0 million in 2001. Cash used for investing activities includes construction expenditures for new generating plants of $82.6 million in 2002, which did not occur in 2001. These cash outflows were partially offset by the redemption of short-term investments of $45.0 million. Expenditures in 2001 reflect the acquisition of certain transmission assets and other related investing activities of $13.9 million.

       Cash generated by financing activities was $44.6 million in 2002 compared to $18.9 million of cash used in 2001. Financing activities in 2002 were primarily short-term borrowings of $65 million for liquidity reasons, partially offset by cash payments for dividend requirements. The use of cash in 2001 primarily reflects cash payments for dividend requirements.

Pension and Other Postretirement Benefits

       In 2001, the investment market experienced significant declines reflecting the events in the financial markets after September 11, 2001. As a result, the Company had lowered its expected rate of return on its retiree benefit plans assets. By year end 2001, markets had recovered significantly. As a result, in 2002 the Company adjusted its return assumption to its historic view of a 9% long-term rate of return. In addition, in January 2002, the Company made an aggregate contribution of $23.5 million to fund the pension and other postretirement benefit plans. The effect of the change in expected rate of return and additional cash contribution has a decrease in pension and other benefits expense for the six months ended June 30, 2002.

Capital Requirements

       Total capital requirements include construction expenditures as well as other major capital requirements and cash dividend requirements for both common and preferred stock. The main focus of the Company's construction program is upgrading generation systems and expanding its wholesale generation capabilities; upgrading and expanding the electric and gas transmission and distribution systems; and purchasing nuclear fuel. To preserve a strong financial position, the Company plans to reduce its capital expenditures for planned generation expansion. Projections for total capital requirements for 2002 are $298 million and projections for construction expenditures for 2002, originally predicted to be $391 million, have been reduced by $111 million to $280 million for the year. For 2002-2006 projections, total capital requirements are $1.5 billion and construction expenditures are $1.4 billion, including the combustion turbines discussed below. These estimates are under continuing review and subject to on-going adjustment.

       PNM has committed to purchase five combustion turbines for a total cost of $151.3 million. The turbines are for planned power generation plants with an estimated cost of construction of approximately $370 million over the next five years depending on market conditions. PNM has expended $193 million as of June 30, 2002 of which $123.0 million was for equipment purchases. In November 2001, PNM broke ground to build Afton Generating Station, a 135 MW simple cycle gas turbine plant in Southern New Mexico. In February 2002, PNM broke ground to build Lordsburg Generating Station ("Lordsburg"), an 80 MW natural gas fired generating plant in Southern New Mexico. On June 27, 2002, Lordsburg became fully operational and will serve the wholesale power market. Construction contracts have not been finalized on the remaining planned construction. These plants are part of the Company's ongoing competitive strategy of increasing generation capacity over time. These plants are not anticipated to be added to rate base.

       The Company's construction expenditures for 2001 were entirely funded through cash generated from operations. In the first six months of 2002, the Company utilized cash generated from operations, cash on hand, as well as its liquidity arrangements to cover its construction commitments. The Company anticipates that internal cash generation and current debt capacity will be sufficient to meet all its capital requirements for the years 2002 through 2006. To cover the difference in the amounts and timing of cash generation and cash requirements, the Company intends to use short-term borrowings under its current and future liquidity arrangements.

Liquidity

       In July 2002, PNM had $200 million of available liquidity arrangements, consisting of $150 million from an unsecured revolving credit facility ("Credit Facility"), $30 million in local lines of credit and $20 million from a reciprocal borrowing agreement with the Holding Company. The Credit Facility will expire in March 2003. There were $100 million in borrowings against the credit facility as of August 1, 2002. In addition, the Holding Company has a $20 million reciprocal borrowing agreement with PNM and $25 million in local lines of credit.

       The Company's ability, if required, to access the capital markets at a reasonable cost and to provide for other capital needs is largely dependent upon its ability to earn a fair return on equity, results of operations, credit ratings, regulatory approvals and financial and wholesale market conditions. Financing flexibility is enhanced by providing a high percentage of total capital requirements from internal sources and having the ability, if necessary, to issue long-term securities, and to obtain short-term credit.

       PNM's credit outlook is considered stable by Moody's Investor Services ("Moody's") and Standard and Poor's ("S&P") and positive by Fitch Ratings ("Fitch"). Previously, in connection with PNM's announcement of its agreement to acquire Western Resources' electric utility operations, S&P, Moody's and Fitch placed PNM's securities ratings on negative credit watch pending review of the transaction. As a result of events which led the Company to conclude the acquisition could not be accomplished, ultimately leading the Company to terminate the transaction in January 2002, S&P, Moody's and Fitch removed the Company from negative credit watch. The Company is committed to maintaining its investment grade. S&P currently rates PNM's senior unsecured notes ("SUNs") and its Eastern Interconnection Project ("EIP") senior secured debt "BBB-" and its preferred stock "BB". Moody's rates PNM's SUNs and senior unsecured pollution control revenue bonds "Baa3"; and preferred stock "Ba1". The EIP senior secured debt is also rated "Ba1". Fitch rates PNM's SUNs and senior unsecured pollution control revenue bonds "BBB-," PNM's EIP lease obligation "BB+" and PNM's preferred stock "BB-." Investors are cautioned that a security rating is not a recommendation to buy, sell or hold securities, that it may be subject to revision or withdrawal at any time by the assigning rating organization, and that each rating should be evaluated independently of any other rating.

Long-term Obligations and Commitments

       The following table shows PNM's long-term debt and operating leases as of June 30, 2002. As of June 30, 2002, PNM Resources, Inc. and Subsidiaries have no long-term obligations except those acquired through consolidation with PNM.

                                                                Payments Due
                                   -----------------------------------------------------------------------
                                                               (In thousands)
                                                   Less than
             Contractual                             1 year      2-3 years     4-5 years       After 5
             Obligations              Total                                                     years
                                   -------------   -----------   -----------   -----------   -------------
Long-Term Debt....................   $  953,912       $     -       $     -      $268,420      $  685,492
Operating Leases..................      516,906        32,572        67,022        70,764         346,548
                                   -------------   -----------   -----------   -----------   -------------
Total Contractual Cash
   Obligations....................   $1,470,818       $32,572       $67,022      $339,184      $1,032,040
                                   =============   ===========   ===========   ===========   =============

       PNM leases interests in Units 1 and 2 of PVNGS, certain transmission facilities, office buildings and other equipment under operating leases. The lease expense for PVNGS is $66.3 million per year over base lease terms expiring in 2015 and 2016. In 1998, PNM established PVNGS Capital Trust ("Capital Trust") for the purpose of acquiring all the debt underlying the PVNGS leases. PNM consolidates Capital Trust in its consolidated financial statements. The purchase was funded with the proceeds from the issuance of $435 million of SUNs, which were loaned to Capital Trust. Capital Trust then acquired and now holds the debt component of the PVNGS leases. For legal and regulatory reasons, the PVNGS lease payment continues to be recorded and paid gross with the debt component of the payment returned to PNM via Capital Trust. As a result, the net cash outflows for the PVNGS lease payment were $12.4 million as of 2002. The table above reflects the net lease payment.

       PNM's other significant operating lease obligations include the Eastern Interconnect Project ("EIP"), a transmission line with annual lease payments of $7.3 million, and a power purchase agreement for the entire output of Delta Person Generating Station ("Delta"), a gas-fired generating plant in Albuquerque, New Mexico with imputed annual lease payments of $6.0 million.

       The Company's off-balance sheet obligations are limited to PNM's operating leases and certain financial instruments related to the purchase and sale of energy (see below). The present value of PNM's operating lease obligations for PVNGS Units 1 and 2, EIP and the Delta PPA was $224 million as of June 30, 2002.

       PNM has entered various long-term power purchase agreements obligating it to make aggregate fixed payments of $27.7 million plus the cost of production and a return. These contracts expire December 2006 through July 2010. In addition, PNM is obligated to sell electricity for $194.1 million in fixed payments plus the cost of production and a return. These contracts expire December 2003 through June 2010. PNM's trading portfolio as of June 30, 2002 included open contract positions to buy $33.3 million of electricity and to sell $51.1 million of electricity. In addition, PNM had open forward positions classified as normal sales of electricity under the derivative accounting rules of $18.3 million and normal purchases of electricity of $52.3 million.

       PNM has a coal supply contract for the needs of SJGS until 2017. The contract contemplates the delivery of approximately 103 million tons of coal during its remaining term. The pricing is based on the cost of extraction plus a margin.

       PNM contracts for the purchase of gas to serve its retail customers. These contracts are short-term in nature supplying the gas needs for the current heating season and the following off-season months. The price of gas is a pass-through, whereby the Company recovers 100% of its cost of gas.

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

       PNM's master purchase agreement for the procurement of gas for its retail customers contains a contingent requirement that could require PNM to provide security for its gas purchase obligations if the seller were to reasonably believe that PNM was unable to fulfill its payment obligations under the agreement.

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

       PNM's committed Credit Facility contains a MAC provision which if triggered could prevent PNM from drawing on its unused capacity under the Credit Facility. In addition, the Credit Facility contains a contingent requirement that requires PNM to maintain a debt-to-capital ratio of less than 70%. If PNM's debt-to-capital ratio were to exceed 70%, PNM could be required to repay all borrowings under the Credit Facility, be prevented from drawing on the unused capacity under the Credit Facility, and be required to provide security for all outstanding letters of credit issued under the Credit Facility. At June 30, 2002, the Company had $8.5 million of letters of credit outstanding.

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

       PNM currently has $182.0 million of tax-exempt bonds outstanding that are callable at a premium in December 2002 and August 2003. PNM intends to refinance these bonds assuming the interest rate of the refinancing does not exceed the current interest rate of the bonds and has hedged the entire planned refinancing. In order to take advantage of current low interest rates, PNM entered into two forward starting interest rate swaps in November and December 2001 and three additional contracts during the first quarter of 2002. PNM designated these swaps as cash flow hedges. The hedged risks associated with these instruments are the changes in cash flows related to general moves in interest rates expected for the refinancing. The swaps effectively cap the interest rate on the refinancing to 4.9% plus an adjustment for PNM's and the industry's credit rating. PNM's assessment of hedge effectiveness is based on changes in the hedge interest rates. The derivative accounting rules, as amended, provide that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same period or periods during which the hedged forecasted transactions affect earnings. Any hedge ineffectiveness is required to be presented in current earnings. There was no material hedge ineffectiveness in the six months ended June 30, 2002.

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

Dividends

       The Company's Board of Directors regularly reviews the Company's dividend policy. The declaration of common dividends is dependent upon a number of factors including the ability of the Company's subsidiaries to pay dividends. Currently, PNM is the Holding Company's primary source of dividends. As part of the order approving the formation of the Holding Company, the PRC placed certain restrictions on the ability of PNM to pay dividends to the Holding Company. PNM cannot pay dividends, which cause its debt rating to go below investment grade; and PNM cannot pay dividends in any year, as determined on a rolling four-quarter basis, in excess of net earnings without prior PRC approval. Additionally, PNM has various financial covenants, which limit the transfer of assets, through dividends or other means.

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

       Consistent with the PRC's holding company order, PNM paid dividends of $127.0 million to the Holding Company on December 31, 2001. On March 4, 2002, the PNM Board of Directors declared a dividend of $5.5 million, which was paid on March 19, 2002. On June 10, 2002, the PNM Board of Directors declared a dividend of $24.7 million, which was paid on June 28, 2002.

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

Capital Structure

       The Company's capitalization, including current maturities of long-term debt, at June 30, 2002 and December 31, 2001 is shown below:

                                                 June 30,      December 31,
                                                   2002             2001
                                             ---------------  --------------

         Common Equity......................       51.4%            50.8%
         Preferred Stock....................        0.6              0.6
         Long-term Debt.....................       48.0             48.6
                                             ---------------  --------------
            Total Capitalization*...........      100.0%           100.0%
                                             ===============  ==============

        * Total capitalization does not include as debt the present value of PNM's operating lease obligations for PVNGS Units 1 and 2, EIP and the Delta PPA, which was $224 million as of June 30, 2002 and $225 million as of December 31, 2001.

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

       On December 31, 2001, the Company implemented the holding company structure without corporate separation of supply service and energy-related services assets from distribution and transmission services assets. This structure provides for a holding company whose current holdings will be PNM, Avistar and other inactive unregulated subsidiaries. This was effected through the share exchange between PNM shareholders and the Holding Company, PNM Resources Inc. Avistar and most of the inactive unregulated subsidiaries became wholly-owned subsidiaries of the Holding Company in January 2002. The transfer of certain corporate related assets to the Holding Company also occurred in January 2002. There are no current plans to provide the Holding Company with significant debt financing.

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

       There is a growing concern in New Mexico about the use of water for merchant power plants, due to the increased activity in building these plants in the state, which has an arid climate. The availability of sufficient water supplies to meet all the needs of the state, including growth, is a major issue. An interim committee of the legislature is studying the impact of power plants on the state's water and other natural resources, with a report to be issued for the 2003 session. In building the Afton and Lordsburg plants, which are much smaller than other merchant plants under construction or planned by other generating companies, the Company has secured sufficient water rights.

       On April 25, 2002, by a vote of 88-11, the U.S. Senate passed amendments to HR 4, the "Energy Policy Act of 2002". The Senate version contains provisions directly applicable to the electric industry, many of which were not contained in the House version of HR 4. As adopted by the Senate, HR 4 contains provisions revising FERC authority over utility mergers; provides direction to the FERC regarding the use of market-based rates; provides for possible refunds dating from the date of a complaint rather than the current 60 day waiting period; provides for a reliability organization to establish standards subject to FERC oversight; requires the FERC to establish an electronic information system about wholesales sales and transmission; extends FERC jurisdiction over large municipal utilities, cooperatives and power marketing agencies; requires access to transmission for intermittent generators that are exclusively solar or wind; repeals the Public Utility Holding Company Act ("PUHCA"); provides for federal and state access to holding company records; conditionally repeals the Public Utility Regulatory Policy Act ("PURPA") if qualifying facilities have access to independent, day-ahead and real-time auction based markets; requires states to consider adopting standards for real time pricing, time of use metering and net metering; authorizes the Federal Trade Commission ("FTC") to establish consumer protection rules; establishes consumer advocates in the Department of Justice ("DOJ"); requires federal agencies to attempt to purchase a percentage of electricity from renewable sources, starting at 3% increasing to 7.5%; establishes renewable portfolio standard for investor owned utilities that increases to 10% by 2020; establishes a voluntary registry for reporting greenhouse gas emissions and emission reductions (which could become mandatory for reporting emissions within 5 years); reforms nuclear decommissioning tax provisions; provides tax relief for sale of transmission assets to an independent transmission company; and extends protections against liability for nuclear accidents under the Price-Anderson Act. The differences in the two versions of HR 4 will be the subject of conference committee discussions later this year. The Company is unable to predict what form energy legislation will take if agreement is reached between the House and the Senate, if energy legislation will be passed or if it will be signed by the President if passed. Included in the debate over energy legislation are drilling in the Arctic National Wildlife Refuge and automobile fuel efficiency requirements.

       The Company along with other Southwest transmission owners formed WestConnect RTO, LLC ("WestConnect") a for-profit transmission company and made a filing on October 16, 2001 with the FERC. WestConnect is the only remaining Regional Transmission Organization ("RTO") still proposing a transmission asset owning company form of governance. However, WestConnect allows for, but does not require a member to transfer its transmission assets. WestConnect is awaiting a FERC order on its formation.

       To remedy what FERC sees as undue discrimination in the provision of interstate transmission services and to ensure just and reasonable rates for sales of electric energy within and among regional power markets, the Commission has approved a Notice of Proposed Rulemaking (NOPR) for Standard Market Design. The proposed rule would put all transmission customers, including bundled retail customers, under new pro forma transmission rates for new transmission service. All transmission will be operated under Independent Transmission Providers (including RTOs) and congestion management will be handled under locational marginal pricing with tradable congestion revenue rights. The Company will be making comments on the Standard Market Design NOPR along with the other WestConnect companies and will continue to participate in the rulemaking process. The Company is also following FERC rulemakings on Standards of Conduct and Standardizing Generation Interconnection Agreements and Procedures and has submitted comments or has commented in conjunction with WestConnect and Edison Electric Institute.

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

       The calculation of stranded costs is subject to a number of highly sensitive assumptions, including the date of open access, appropriate discount rates and projected market prices, among others. The Restructuring Act, as amended, requires the Company to file a transition plan, which includes provisions for the recovery of stranded costs, and other expenses associated with the transition to a competitive market no later than January 1, 2005. The Company is unable to predict the amount of stranded costs that it may seek to recover at that time. The Company's previous proposal to recover stranded costs under the original customer choice implementation dates would not accurately represent the Company's expected stranded costs under the amended implementation dates of the Restructuring Act.

       Approximately $141 million of costs associated with the power supply and energy services businesses under the Restructuring Act were established as regulatory assets. Because of the Company's belief that recovery is probable, these assets continue to be classified as regulatory assets, although the Company has discontinued the use of accounting for rate regulated activities. The amendments to the Restructuring Act provide the opportunity for amortization of coal mine decommissioning costs currently estimated at approximately $100 million. The Company intends to seek recovery of these costs in its next rate case filing and believes that the costs are fully recoverable. The Company believes that any remaining portion of the regulatory assets will be fully recovered in future rates, including through a non-bypassable wires charge.

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

Transition Cost Recovery

       In addition, the Restructuring Act, as amended, authorizes utilities to recover in full any prudent and reasonable costs incurred in implementing full open access ("transition costs"). These transition costs are currently scheduled to be recovered from 2007 through 2012 by means of a separate wires charge. The PRC may extend this date by up to one year. The Company may seek to recover transition costs already incurred in future rate cases that may occur prior to open access. The Company is unable to predict the amount of transition costs it may incur. To date, the Company has capitalized $24.8 million of expenditures that meet the Restructuring Act's definition of transition costs. Transition costs for which the Company will seek recovery include professional fees, financing costs, consents relating to the transfer of assets, management information system changes including billing system changes and public and customer education and communications. These costs will be amortized over the recovery period to match related revenues. The Company intends to vigorously pursue remedies available to it should the PRC disallow recovery of reasonable transition costs. Costs not recoverable will be expensed when incurred unless these costs are otherwise permitted to be capitalized under current and future accounting rules. Depending on the amount of non-recoverable transition costs, if any, the resulting charge to earnings may have a material effect on the future financial results and position of the Company.

Nuclear Regulatory Commission Prefunding

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

       The Restructuring Act, as amended, allows for the recoverability of 50% up to 100% of stranded costs including nuclear decommissioning costs. The results of the 1998 triannual decommissioning cost study indicated that PNM's share of the PVNGS decommissioning costs excluding spent fuel disposal would be approximately $201 million. The Restructuring Act, as amended, specifically identifies nuclear decommissioning costs as eligible for separate recovery over a longer period of time than other stranded costs if the PRC determines a separate recovery mechanism to be in the public interest. In addition, the Restructuring Act, as amended, states that it does not require the PRC to issue any order which would result in loss of eligibility to exclusively use external sinking fund methods for decommissioning obligations pursuant to federal regulations. When final determination of stranded cost recovery is made and if the Company is unable to meet the requirements of the NRC rules permitting the use of an external sinking fund because it is unable to recover all of its estimated decommissioning costs through a non-bypassable charge, the Company may have to pre-fund or find a similarly capital intensive means to meet the NRC rules. There can be no assurance that such an event will not negatively affect the funding of the Company's growth plans.

                              MERCHANT PLANT FILING

       Senate Bill ("SB") 266, enacted by the 2001 session of the New Mexico legislature, allowed public utilities to "invest in, construct, acquire or operate" a generating plant not intended to provide retail electric service, free of certain otherwise applicable regulatory requirements contained in the Public Utility Act. By order entered on March 27, 2001, the PRC found that these provisions of SB 266 raised issues such as cost allocations for ratemaking, revenue allocations for off-system sales, how the Commission can ensure the utility will meet its duty to provide service when the utility invests in such generating plant, how that plant will be financed and how transactions between regulated services and merchant plants will be conducted. The Company has filed a pleading addressing these issues and testimony in response to interested parties' requests. A hearing initially scheduled for June 2002, was vacated and no new procedural schedule has yet been established.

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

                  WESTERN UNITED STATES WHOLESALE POWER MARKET

       A significant portion of the Company's earnings in 2001 was derived from the Company's wholesale power trading operations, which benefited from strong demand and high wholesale prices in the Western United States. These market conditions were driven by a number of separate factors, including electric power supply shortages in the Western United States during the first half of the year, weather conditions, gas supply costs and transmission constraints. As a result of these factors, the wholesale power market in the Western United States became extremely volatile and, while providing many marketing opportunities, presented and continues to present significant risk to companies selling power into this marketplace.

       These conditions resulted in the well-publicized "California energy crisis" and in the bankruptcy filings of the California Power Exchange ("Cal PX") and of Pacific Gas & Electric Company, although the turmoil in the western markets was not limited to California. However, over the last twelve months, conditions in the western wholesale power market have changed substantially, as the result of certain regulatory actions (see below), moderate weather conditions, conservation measures, the construction of additional generation and a decline in natural gas prices, as well as the lingering slowdown in the regional economy. These changes have placed and are expected to continue to place downward pressure on wholesale electricity prices, with the result that the Company expects its earnings from wholesale power trading operations to be significantly lower in the future than the levels seen during the first half of 2001.

       In response to the turmoil in the Western energy market, the FERC initially imposed a "soft" price cap of $150 per MWh for sales to the Cal PX and the California Independent System Operator ("Cal ISO") that required any wholesale sales of electricity into these markets be capped at $150 per MWh unless the seller could demonstrate that its costs exceeded the cap. This price cap was modified by FERC orders that directed certain power suppliers to provide refunds for overcharges calculated on the basis of a formula that sanctioned wholesale prices considerably in excess of the $150 per MWh level. Shortly thereafter, the FERC adopted an order establishing prospective mitigation and a monitoring plan for the California wholesale markets and which established a further investigation of public utility rates in wholesale Western energy markets. This plan replaced the $150 per MWh soft cap previously established and applied during periods of system emergency. Subsequently, the FERC issued still another order that changed the previous orders and expanded the price mitigation approach to the entire Western region.

       In July 2002, the FERC issued further orders to address wholesale power prices in the Western market. On July 11, the FERC established a price cap of $91.87 per MWh for the period ending September 30, 2002. On July 17, the FERC entered an order, which will take effect October 1, 2002, raising the price cap to $250 per MWh. This price cap can be affected by other factors that could cause the cap to be below $250 per MWh. According to the FERC, this price cap will spur new investment in generation and will foster the eventual return of a robust competitive marketplace. The July 17 order also established mechanisms to prevent power suppliers from engaging in market manipulation activities.

       As a result of the foregoing conditions in the Western market, the FERC and other federal and state governmental authorities are conducting investigations and other proceedings relevant to the Company and other sellers. The more significant of these in relation to the Company are summarized below.

California and Pacific Northwest Refund Proceedings

       By order dated June 19, 2001, the FERC directed one of its administrative law judges to convene a settlement conference to address potential refunds owed by sellers into the California market. The settlement conference, in which the Company participated, was ultimately unsuccessful, but the administrative law judge called in his recommendation to the FERC for an evidentiary hearing to resolve the dispute, suggesting that refunds were due; however, the estimated refunds were significantly lower than demanded by California, and in most instances, were offset by the amounts due suppliers from the Cal PX and Cal ISO. California had demanded refunds of approximately $9 billion from power suppliers. On July 25, 2001, acting on the recommendation of the administrative law judge, the FERC ordered an expedited fact-finding hearing to evaluate refunds for spot market transactions in California. The FERC also ordered a preliminary hearing to determine whether refunds were due resulting from wholesale sales into the Pacific Northwest. The Pacific Northwest matter was heard by an administrative law judge whose recommended decision declined to order refunds resulting from sales into the Pacific Northwest, but the FERC has not yet acted on this recommended decision. The hearing on potential California refund obligations has not yet been completed and a recommended decision is not anticipated until the second half of 2002. The Company is unable to predict the ultimate outcome of these FERC proceedings, or whether the Company will be directed to make any refunds as the result of a FERC order.

FERC Investigation of "Enron-Like" Trading Practices

       The FERC has also initiated a market manipulation investigation, partially in response to the Enron bankruptcy filing and to allegations that Enron may have engaged in manipulation of portions of the Western wholesale power market. In connection with that investigation all FERC jurisdictional and non-jurisdictional sellers into western electric and gas markets have been required to submit data regarding short-term transactions in 2000-2001. The Company made its data submission on April 2, 2002. Subsequently, in May 2002, new Enron documents came to light that raised additional concerns about Enron's trading practices. In light of these new revelations, the FERC issued additional orders in the pending investigation requiring sellers to respond to detailed questions by admitting or denying that they had engaged in trading practices similar to those practiced by Enron and certain other sellers, including so-called "wash" transactions. In its responses, the Company denied that it had engaged in activities such as those identified in Enron's memos and also denied engaging in "wash" transactions. Where appropriate, the Company's responses addressed any arguable similarities between any of its trading activities and those under investigation by the FERC. The Company cannot predict the outcome of this investigation.

California Power Exchange Bankruptcy

       In 2001, approximately $2 million in wholesale power sales by the Company were made directly to the Cal PX, which was the main market for the purchase and sale of electricity in the state in the beginning of 2001, or the Cal ISO, which manages the state's electricity transmission network. In January and February 2001, SCE and PG&E, major purchasers of power from the Cal PX and ISO, defaulted on payments due the Cal PX for power purchased from the Cal PX in 2000. These defaults caused the Cal PX to seek bankruptcy protection. PG&E subsequently also sought bankruptcy protection. The Company has filed its proofs of claims in the Cal PX and PG&E bankruptcy proceedings. Total amounts due the Company from the Cal PX or Cal ISO for power sold to them in 2000 and 2001 total approximately $7 million. The Company has provided allowances for the total amount due from the Cal PX and Cal ISO.

       Prior to its bankruptcy filing, the Cal PX undertook to charge back the defaults of SCE and PG&E to other market participants, in proportion to their participation in the markets. The Company was invoiced for $2.3 million as its proportionate share under the Cal PX tariff. The Company, as well as a number of power marketers and generators, filed complaints with the FERC to halt the Cal PX's attempt to collect these payments under the charge-back mechanism, claiming the mechanism was not intended for these purposes, and even if it was so intended, such an application was unreasonable and destabilizing to the California power market. The FERC issued a ruling on these complaints eliminating the "charge-back" mechanism.

California Attorney General Complaint

       In March 2002, the California Attorney General filed a complaint at the FERC against numerous sellers regarding prices for sales into the Cal ISO and Cal PX and to the California Department of Water Resources ("Cal DWR"). The Company was among the sellers identified in this complaint and the Company filed its answer and motion to intervene. In its answer, the Company defended its pricing and challenged the theory of liability underlying the California Attorney General's complaint. On May 31, 2002, the FERC entered an order denying the rate relief requested in the complaint, but directing sellers, including the Company, to comply with additional reporting requirements with regard to certain wholesale power transactions. The Company has made required filings under the May 31 order. The Attorney General has filed a request for rehearing that is pending at the FERC. As addressed below, the California Attorney General has also threatened litigation against the Company in state court in California based on similar allegations.

California Attorney General Threatened Litigation

       The California Attorney General has filed several lawsuits in California state court against certain power marketers for alleged unfair trade practices involving alleged overcharges for electricity. By letter dated April 9, 2002, the California Attorney General notified the Company of his intent to file a complaint in California state court against the Company concerning its alleged failure to file rates for wholesale electricity sold in California and for allegedly charging unjust and unreasonable rates in the California markets. For each asserted violation, the letter indicates an intent to seek penalties of $2,500. The letter invited the Company to contact the California Attorney General's office before the complaint was filed, and the Company has met twice with the California Attorney General's office. Further discussions are contemplated. To date, suit has not been filed by the Attorney General and the Company cannot predict the outcome of this matter.

California Antitrust Litigation

       Several class action lawsuits have been filed in California state courts against electric generators and marketers, alleging that the defendants violated the law by manipulating the market to grossly inflate electricity prices. Named defendants in these lawsuits include Duke Energy ("Duke") and related entities along with other named sellers into the California market and numerous other "unidentified defendants." These lawsuits were consolidated for hearing in state court in San Diego. On May 3, 2002, the Duke defendants in the foregoing state court litigation served a cross-claim on the Company. Duke also cross-claimed against many of the other sellers into California. Duke asked for declaratory relief and for indemnification for any damages that might ultimately be imposed on Duke. Several defendants have removed the case to federal court and a motion is pending to remand the case to state court. The Company has joined with other cross-defendants in motions to dismiss the cross-claim. The Company cannot predict the outcome of this matter.

Credit Issues

       As a result of the slowdown in the wholesale electric market and the bankruptcy of a major trader in 2001, a significant number of companies that trade in electricity have experienced liquidity problems, resulting in a downgrade in their credit ratings. This has had the effect of reducing the number of credit worthy companies in the market. Some companies have curtailed their activity or exited the business altogether. The Company's credit risk is monitored by its Risk Management Committee ("RMC"), which is comprised of senior finance and operations managers. The Company seeks to minimize its exposure through established credit limits, a diversified customer base and the structuring of transactions to take advantage of offsetting positions with its customers. The Company trades with companies of various credit quality. For those companies who are not investment grade, the Company provides a minimal amount of credit. For companies that are designated as key strategic business partners by the RMC but are not investment grade, the Company attempts to obtain a parental guarantee (if investment grade) or other acceptable collateral. Currently, 71% of trading partners who are not investment grade have such credit enhancements in place. In the current downturn, the Company may be exposed to credit risk if any of its customers experience liquidity problems.

       With the demise of the Cal PX in February 2001, the Cal DWR commenced a program of purchasing electric power needed to supply California utility customers serviced by PG&E and SCE as these utilities lacked the liquidity to purchase supplies. The purchases were financed by legislative appropriation, with the expectation that this funding would be replaced with the issuance of revenue bonds by the state. In the first quarter of 2001, the Company began to sell power to the Cal DWR. The Company has regularly monitored its credit risk with regard to the Cal DWR sales and believes its exposure is prudent.

       In addition to sales directly to California, the Company sells power to customers in other jurisdictions who sell to California and whose ability to pay the Company may be dependent on payment from California. The Company is unable to determine whether non-California power sales ultimately are resold in the California market. To the extent these customers who sell power into California are dependent on payment from California to make their payments to the Company, the Company may be exposed to credit risk, which did not exist prior to the California situation.

       In 2001, in response to the increased credit risk and market price volatility described above, the Company provided an additional allowance against revenue of $3.8 million for anticipated losses to reflect management's estimate of the increased market and credit risk in the wholesale power market and its impact on 2001 revenues. The Company recorded additional reserves of $780,000 in the second quarter of 2002 as a result of the continuing credit degradation of many of its counterparties. Based on information available at June 30, 2002, the Company believes the total allowance for anticipated losses, currently established at $12.8 million, is adequate for management's estimate of potential uncollectible accounts. The Company will continue to monitor the wholesale power marketplace and adjust its estimates accordingly.

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

       Because of these rulings, the Company announced that it believed the agreement as originally structured could not be consummated. Efforts to renegotiate the transaction failed. Western Resources demanded that the Company file for regulatory approvals of the transaction as designed, despite the fact that the transaction required the split-off already determined to be unlawful by the KCC. As a result of the disagreement over the viability of the transaction as designed, the Company filed suit on October 12, 2001, in New York state court. On May 10, 2002, the Company filed an Amended Complaint seeking unspecified damages from Western Resources for numerous breaches of contract related to the determination that the split-off required by the agreement was unlawful and required prior approval by the KCC. The Company also seeks unspecified damages for additional breaches of contract because: Western Resources failed to provide the Company with the opportunity to review and comment on information related to the transaction provided by Western Resources to third parties; Western Resources failed to obtain the Company's consent to amend existing employee compensation and benefits plans or create new ones; and Western Resources filed for approval of an alternative debt reduction plan that represents the abandonment of the split-off required by the agreement. In addition the Company seeks numerous declarations from the court, including that the Company was not obligated to perform because conditions regarding performance were not satisfied; the Company did not breach when it terminated the agreement; and the rate case order constitutes a material adverse effect under the terms of the agreement.

       On January 7, 2002, the Company notified Western Resources that it had taken action to terminate the agreement as of that date. The Company identified numerous breaches of the agreement by Western Resources and the regulatory rulings in Kansas as reasons for the termination. On January 9, 2002, Western Resources responded that it considered the Company's termination to be ineffective and the agreement to still be in effect. However, the Company subsequently received a letter dated May 28, 2002, from counsel for Western Resources purporting to terminate the agreement and demanding payment of a $25 million termination fee, which the Company declined to pay.

       On May 30, 2002, Western Resources filed counterclaims against the Company in New York state court alleging breach of contract and fraud. Western Resources alleged that the Company's January 7 letter constituted a withdrawal or adverse modification of the Company's adoption of the agreement or recommendation that its shareholders approve the agreement. As a result, Western Resources claims that the Company is liable for a $25 million termination fee plus costs and expenses (including attorneys fees) incurred in connection with the litigation. Western Resources also claims that the Company committed fraud by not timely disclosing to Western Resources its intentions not to proceed with the transaction and is seeking additional unspecified damages. The Company believes that the counterclaims filed by Western Resources are without merit and intends to vigorously defend itself against them. The Company also intends to vigorously pursue its own complaint.

       On July 3, 2002, the Company filed a Motion for Partial Summary Judgment and for Dismissal of Counterclaims and Defenses.

       The Company is currently unable to predict the outcome of its litigation with Western Resources.

                  Effects of Certain Events on Future Revenues

       On October 1, 1999, Western Area Power Administration ("WAPA") filed a petition at the FERC requesting the FERC, on an expedited basis, to order the Company to provide network transmission service to WAPA under the Company's Open Access Transmission Tariff on behalf of the United States Department of Energy ("DOE") as contracting agent for Kirtland Air Force Base ("KAFB").

       In 2001, FERC issued a "proposed" order directing the Company to provide transmission service, but left the terms of service to be negotiated by the parties and subject to final FERC review and determination. In January 2002, the parties submitted a settlement agreement resolving most of the issues relating to the rates, terms and conditions of service. The settlement agreement reserves the Company's rights to seek rehearing and judicial review of any final order and to present other legal claims. On April 12, 2002, the FERC approved the settlement, and on April 29, 2002, the FERC issued its Final Order directing the Company to provide the service. WAPA requested rehearing of the April 12 order approving the settlement, and FERC has issued an order granting rehearing of the April 12 order for the purpose of further consideration. The Company requested rehearing of the April 29 final order. Thirty days passed without FERC action on the Company's request for rehearing, and the Company filed a petition for review in the United States Court of Appeals for the Tenth Circuit on July 19, 2002. A related PRC proceeding has been stayed, pending the outcome of the FERC case.

       Should DOE on behalf of KAFB choose to use WAPA for purchase and transmission services instead of the current retail sale that the Company makes to DOE, the effect of the FERC's proposed order to provide transmission service, depends upon the Company's ability to sell the power to a different customer and the price that the Company would obtain if it makes such a sale. Depending on market conditions, the Company estimates that the impact of the order will be a loss of revenues of approximately $3 to $6 million.

                             NEW SOURCE REVIEW RULES

       In November 1999, the Department of Justice at the request of the EPA filed complaints against seven companies alleging the companies over the past 25 years had made modifications to their plants in violation of the New Source Review ("NSR") requirements and in some cases the New Source Performance Standards ("NSPS") regulations, which could result in the requirement to make costly environmental additions to older power plants. Whether or not the EPA will prevail is unclear at this time. The EPA has reached a settlement with one of the companies sued by the Justice Department. Discovery continues in the pending litigation. No complaint has been filed against the Company by the EPA, and the Company believes that all of the routine maintenance, repair, and replacement work undertaken at its power plants was and continues to be in accordance with the requirements of NSR and NSPS. However, by letter dated October 23, 2000, the New Mexico Environment Department ("NMED") made an information request of the Company, advising the Company that the NMED was in the process of assisting the EPA in the EPA's nationwide effort "of verifying that changes made at the country's utilities have not inadvertently triggered a modification under the Clean Air Act's Prevention of Significant Determination ("PSD") policies." The Company has responded to the NMED information request. In late June 2002, the Company received another information request from the NMED for a list of capital budget item projects budgeted or completed in 2001 or 2002. The Company has responded to this NMED information request.

       The National Energy Policy released in May 2001 by the National Energy Policy Development Group called for a review of the pending EPA enforcement actions. As a result of that review, on June 14, 2002 the EPA announced its intention to pursue steps to increase energy efficiency, encourage emissions reductions and make improvements and reforms to the NSR program. The EPA announced that, among other things, the NSR program had impeded or resulted in the cancellation of projects that would maintain or improve reliability, efficiency and safety of existing power plants. However, the EPA's June 2002 announcement contemplates further rulemakings on NSR-related issues and expressly cautions that the announcement is not intended to affect pending NSR enforcement actions. Therefore, the ultimate resolution of NSR-related issues raised by the enforcement actions remains unclear and if the EPA were to prevail in the position advanced in the pending litigation, the Company may be required to make significant capital expenditures, which could have a material adverse effect on the Company's financial position and results of operations.

                      Citizen Suit Under the Clean Air Act

       By letter dated January 9, 2002, counsel for the Grand Canyon Trust and Sierra Club (collectively, "GCT") notified the Company of GCT's intent to file a so-called "citizen suit" under the Clean Air Act, alleging that the Company and co-owners of the SJGS violated the Clean Air Act, and the implementing federal and state regulations, at SJGS. Pursuant to that notification, on May 16, 2002, the GCT filed suit in federal district court in New Mexico against the Company (but not against the other SJGS co-owners). The suit alleges two violations of the Clean Air Act and related regulations and permits. First GCT argues that the plant has violated, and is currently in violation of, the federal Prevention of Significant Deterioration ("PSD") rules, as well as the corresponding provisions of the New Mexico Administrative Code, at all four units. Second, GCT alleges that the plant has "regularly violated" the 20% opacity limit contained in SJGS's operating permit and set forth in federal and state regulations at Units 1, 3 and 4. The lawsuit seeks penalties as well as injunctive and declaratory relief. The Company filed its answer in federal court on June 6, 2002, denying the material allegations in the complaint. The parties are presently addressing with the federal magistrate a discovery schedule. Based on its investigation to date, the Company firmly believes that the allegations are without merit and vigorously disputes the allegations. The Company has always and continues to adhere to high environmental standards as evidenced by its ISO 14000 certification. The Company is, however, unable to predict the ultimate outcome of the matter.

                              NATURAL GAS EXPLOSION

       On April 25, 2001, a natural gas explosion occurred in Santa Fe, New Mexico. The apparent cause of the explosion was a leak from a Company line near the location. The explosion destroyed a small building and injured two persons who were working in the building. The Company's investigation indicates that the leak was an isolated incident likely caused by a combination of corrosion and increased pressure. The Company also is cooperating with an investigation of the incident by the PRC's Pipeline Safety Bureau, which issued its report on March 18, 2002. The Bureau's report gives PNM notice of 13 possible violations of the New Mexico Pipeline Safety Act and related regulations. Two lawsuits against the Company by the injured persons along with several claims for property and business interruption damages have been resolved. There can be no assurance that the outcome of this matter will not have a material impact on the results of operations and financial position of the Company.

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

                         LANDOWNER ENVIRONMENTAL CLAIMS

       In March 2002, a lawsuit was filed, by a landowner owning property in the vicinity of SJGS, against the Company and the owner of the coal mine that supplies coal to the plant. The lawsuit was served on the defendants on June 11, 2002. The complaint seeks $20 million in damages, plus pre-judgment interest and punitive damages, based on allegations related to the alleged discharge of pollutants into an arroyo near the plant, including damage to the plaintiff's livestock. A jury trial has been demanded. The Company is vigorously defending this matter, but is unable to predict the outcome of this matter.

                         ARCHEOLOGICAL SITE DISTURBANCE

       The Company hired a contractor, Great Southwestern Construction, Inc. ("Great Southwestern"), to conduct certain "climb and tighten" activities on a number of electric transmission lines in New Mexico between July 2001 and December 2001. Those lines traverse a mix of federal, state, tribal and private properties in New Mexico. In late May 2002, the U.S Forest Service ("USFS") notified the Company that apparent disturbances to archeological sites had been discovered in and around the rights-of-way for the Company's transmission lines in the Carson National Forest in New Mexico. Great Southwestern performed "climb and tighten" activities on those transmission lines. The Company has confirmed the existence of the disturbances, as well as disturbances associated with certain arroyos that may raise issues under section 404 of the Clean Water Act. The Company has given the Corps of Engineers notice concerning the disturbances in arroyos. The Corps of Engineers has acknowledged the Company's notice and asked the Company to cooperate in addressing these disturbances. No formal or written demand by the USFS has been made on the Company with respect to this matter, but the USFS has verbally instructed the Company to undertake an assessment and possible related mitigation measures with respect to the archeological sites in question. The Company has contracted for an archeological assessment and a proposed remediation plan with respect to the disturbances. The Company has provided Great Southwestern with notice and a demand for indemnity. The Company is unable to predict the outcome of this matter and cannot estimate with any certainty the potential impact on the Company's operations.

                      NEW AND PROPOSED ACCOUNTING STANDARDS

       Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 143. The statement requires the recognition of a liability for legal obligations associated with the retirement of a tangible long-lived asset that result from the acquisition, construction or development or the normal operation of a long-lived asset. The asset retirement obligation is required to be recognized at its fair value when incurred. The cost of the asset retirement obligation is required to be capitalized by increasing the carrying amount of the related long-lived asset by the same amount as the liability. This cost must be expensed using a systematic and rational method over the related asset's useful life. SFAS 143 is effective for the Company beginning January 1, 2003. The Company is currently assessing the impact of SFAS 143 and is unable to predict its impact on the Company's operating results and financial position at this time.

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

       Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). In April 2002, the FASB issued SFAS 145. This statement updates and clarifies existing accounting pronouncements for treatment of gains and losses from extinguishment of debt and eliminates an inconsistency between required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have similar economic effects as sale-leaseback transactions. According to the old policy, gains and losses from extinguishment of debt were classified as extraordinary gains and losses. The current statement permits gains and losses from extinguishment of debt to be classified as ordinary and included in income from operations, unless they are unusual in nature or occur infrequently and therefore included as an extraordinary item.

       Emerging Issues Task Force ("EITF") Issue 02-03 "Recognition and Reporting of Gains and Losses" on Energy Trading Contracts under EITF Issues No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" and No. 00-17, "Measuring the Fair Value of Energy-Related Contracts in Applying Issue No. 98-10." This EITF issue addresses various aspects of the accounting for contracts involved in energy trading and risk management activities. The EITF concluded that all mark-to-market gains and losses on energy trading contracts should be shown net in the income statement whether or not settled physically. The EITF did not reach a consensus and continues to debate whether the recognition of unrealized gains and losses at inception of an energy trading contract is appropriate in the absence of quoted market prices or current market transactions for contracts with similar terms. The EITF also expanded the disclosure requirements for energy trading activities. Implementation of the consensus for recording energy trading activities net is effective for the Company beginning with its 2002 third quarter financial statements. Comparative financial statements for prior periods are required to be reclassified to conform to the EITF's consensus. The Company is currently assessing the impact of implementing EITF Issue No. 02-03 and is unable to predict its effect on the Company's presentation of operating results. The SEC has indicated that financial statement reclassifications related to periods previously audited by Arthur Andersen, LLP ("Arthur Andersen") may require the successor auditor to audit the prior periods and issue a new audit report. Arthur Andersen audited the Company's financial statements for the fiscal years 2001 and 2000.

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

       Because actual results may differ materially from expectations, the Company cautions readers not to place undue reliance on these statements. A number of factors, including weather, fuel costs, changes in the local and national economy, changes in supply and demand in the market for electric power, the outcome of litigation relating to the Company's terminated transaction with Western Resources, the performance of generating units and transmission system, the transition to the underground mine for the supply of coal to SJGS, the creditworthiness of the Company's marketing and trading counterparties, the success of the Company's planned generation expansion and state and federal regulatory and legislative decisions and actions, including the wholesale electric power pricing mitigation plan ordered by FERC, rulings issued by the PRC pursuant to the Electric Utility Industry Restructuring Act of 1999, as amended, and in other cases now pending or which may be brought before the FERC and the PRC and any action by the New Mexico Legislature to further amend or repeal that Act, or other actions relating to restructuring or stranded cost recovery, or federal or state regulatory, legislative or legal action connected with the California wholesale power market and wholesale power markets in the West, could cause the Company's results or outcomes to differ materially from those indicated by such forward-looking statements in this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

       The Company uses derivative financial instruments to manage risk as it relates to changes in natural gas and electric prices, changes in interest rates and, historically, adverse market changes for investments held by the Company's various trusts. The Company also uses certain derivative instruments for bulk power electricity trading purposes in order to take advantage of favorable price movements and market timing activities in the wholesale power markets. Information about the Company's financial instruments is set forth in the Financial Instruments note in the Notes to Consolidated Financial Statements and incorporated by reference. The following additional information is provided.

Risk Management

       The Company controls the scope of its various forms of risk through a comprehensive set of policies and procedures and oversight by senior level management and the Board of Directors. The Board's Finance Committee sets the risk limit parameters. An internal risk management committee ("RMC"), comprised of corporate and business segment officers, oversees all of the activities, which include commodity price, credit, equity, interest rate and business risks.

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

       It is the responsibility of each business unit to create its own control and procedures policy for trading within the parameters established by the Finance Committee. The RMC reviews and approves these policies, which are created with the assistance of the Chief Accounting Officer, Director of Internal Audit and the Risk Manager. Each business unit's policies address the following controls: authorized risk exposure limits; authorized trading instruments and markets; authorized traders; policies on segregation of duties; policies on marking to market; responsibilities for trade capture; confirmation procedures; responsibilities for reporting results; statement on the role of derivatives trading; and limits on individual transaction size (nominal value) for traders.

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

       The Company's wholesale power marketing operations, including both firm commitments and trading activities, are managed through an asset backed strategy, whereby the Company's aggregate net open position is covered by its own excess generation capabilities. The Company is exposed to market risk if its generation capabilities were disrupted or if its retail load requirements were greater than anticipated. If the Company were required to cover all or a portion of its net open contract position, it would have to meet its commitments through market purchases.

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

       The Company accounts for the sale of electric generation in excess of its retail needs or the purchase of power for retail needs as non-trading. Purchases for resale and subsequent resales are accounted for as energy trading contracts. With respect to the Company's trading portfolio, the VAR was $0.8 million at June 30, 2002. The Company calculates a portfolio VAR, which in addition to its trading portfolio includes all non-trading designated contracts, its generation assets excluded from retail rates and any capacity in excess of retail needs. This excess is determined using average peak forecasts for the respective block of power in the forward market. The Company's portfolio VAR was $5.0 million at June 30, 2002.

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

       In addition, the Company is exposed to credit losses in the event of non-performance or non-payment by counterparties. The Company uses a credit management process to assess and monitor the financial conditions of counterparties. Credit exposure is also regularly monitored by the RMC. The Company provides for losses due to market and credit risk. The Company's credit risk with its largest counterparty as of June 30, 2002 was $4.5 million.

       The Company hedges certain portions of natural gas supply contracts in order to protect its retail customers from adverse price fluctuations in the natural gas market. The financial impact of all hedge gains and losses, including the related costs of the program, is recoverable through the Company's purchased gas adjustment clause as deemed prudently incurred by the PRC. As a result, earnings are not affected by gains and losses generated by these instruments.

Interest Rate Risk

       As of June 30, 2002, the Company has an investment portfolio of fixed-rate government obligations and corporate securities, which were subject to the risk of loss, associated with movements in market interest rates. For accounting purposes, the portfolio is classified as available-for-sale and is marked-to-market. As a result, unrealized losses resulting from interest rate increases are recorded as a component of comprehensive income. If interest rates were to rise 50 basis points from their levels at June 30, 2002, the fair value of these instruments would decline by 69.5% or $0.7 million. In addition, because of this interest rate sensitivity, early or unplanned redemption of these investments in a period of increasing interest rates would subject the Company to risk of a realized loss of principal as the fair market value of these investments would be less than their carrying value. The Company employs investment managers to mitigate this risk. As part of its investing strategies, the Company has diversified its portfolio with investments of varying maturity and obligors and limits credit exposure to high investment grade quality investments.

       The Company has long-term debt which subjects it to the risk of loss associated with movements in market interest rates. All of the Company's long-term debt is fixed-rate debt, and therefore, does not expose the Company's earnings to a risk of loss due to adverse changes in market interest rates. However, the fair value of these debts instruments would increase by approximately 4.2% or $40.4 million if interest rates were to decline by 50 basis points from their levels at June 30, 2002. As of June 30, 2002, the fair value of the Company's long-term debt was $962 million as compared to a book-value of $954 million. In general, an increase in fair value would impact earnings and cash flows if the Company were to re-acquire all or a portion of its debt instruments in the open market prior to their maturity. Certain issuances of the Company's debt have call dates in December 2002 and August 2003. To hedge against the risk of rising interest rates and their impact on the economies of calling the debt, the Company has entered into two forward starting swaps in 2001 and three additional contracts in 2002. These forward interest rate swaps effectively lock-in interest rates for the notional amount of the debt that is callable at a rate of approximately 4.9% plus an adjustment for the Company's and industry's credit rating. At June 30, 2002, the fair market value of these derivative financial instruments was approximately $3.0 million in the Company's favor.

       The Company contributed $6.1 million in 2001 to a trust established to fund decommissioning costs for PVNGS. In January 2002, the Company contributed $23.5 million for plan year 2001 to the trust for the Company's pension plan, and other post retirement benefits. The securities held by the trusts had an estimated fair value of $473.7 million as of June 30, 2002, of which approximately 29% were fixed-rate debt securities that subject the Company to risk of loss of fair value with movements in market interest rates. If rates were to increase by 50 basis points from their levels at June 30, 2002, the decrease in the fair value of the securities would be 3.1% or $4.3 million. The Company does not currently recover or return in jurisdictional rates losses or gains on these securities; therefore, the Company is at risk for shortfalls in its funding of its obligations due to investment losses. However, the Company does not believe that long-term market returns over the period of funding will be less than required for the Company to meet its obligations.

Equity Market Risk

       As discussed above under Interest Rate Risk, the Company contributes to trusts established to fund its share of the decommissioning costs of PVNGS and other post retirement benefits. The trust holds certain equity securities as of June 30, 2002. These equity securities also expose the Company to losses in fair value. Approximately 54% of the securities held by the various trusts were equity securities as of June 30, 2002. Similar to the debt securities held for funding decommissioning and certain pension and other postretirement costs, the Company does not recover or return in jurisdictional rates losses or gains on these equity securities.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       The following represents a discussion of legal proceedings that first became a reportable event in the current year or material developments for those legal proceedings previously reported in the Company's 2001 Annual Report on Form 10-K ("Form 10-K"). This discussion should be read in conjunction with Item
3. - Legal Proceedings in the Company's Form 10-K.

NAVAJO NATION ENVIRONMENTAL ISSUES

       Four Corners is located on the Navajo Reservation and is held under an easement granted by the federal government as well as a lease from the Navajo Nation. APS is the Four Corners operating agent and the Company owns a 13% ownership interest in Units 4 and 5 of Four Corners.

       In July 1995, the Navajo Nation enacted the Navajo Nation Air Pollution Prevention and Control Act, the Navajo Nation Safe Drinking Water Act, and the Navajo Nation Pesticide Act (collectively, the "Navajo Acts"). The Navajo Acts purport to give the Navajo Nation Environmental Protection Agency authority to promulgate regulations covering air quality, drinking water, and pesticide activities, including those that occur at Four Corners. The Four Corners participants dispute that purported authority, and by letter dated October 12, 1995, the Four Corners participants requested the United States Secretary of the Interior to resolve their dispute with the Navajo Nation regarding whether or not the Navajo Acts apply to operations of Four Corners. On October 17, 1995, the Four Corners participants filed a lawsuit in the District Court of the Navajo Nation, Window Rock District, seeking, among other things, a declaratory judgment that:

o the lease and federal easement preclude the application of the Navajo Acts to the operations of Four Corners; and

o the Navajo Nation and its agencies and courts lack adjudicatory jurisdiction to determine the enforceability of the Navajo Acts as applied to Four Corners.

       On October 18, 1995, the Navajo Nation and the Four Corners participants agreed to indefinitely stay these proceedings so that the parties may attempt to resolve the dispute without litigation. The Secretary and the Court have stayed these proceedings pursuant to a request by the parties. The Company cannot currently predict the outcome of this matter.

       In February 1998, the EPA issued regulations identifying those Clean Air Act provisions for which it is appropriate to treat Indian tribes in the same manner as states. The EPA has announced that it has not yet determined whether the Clean Air Act would supersede pre-existing binding agreements between the Navajo Nation and the Four Corners participants that could limit the Navajo Nation's environmental regulatory authority over Four Corners. The Company believes that the Clean Air Act does not supersede these pre-existing agreements. The Company cannot currently predict the outcome of this matter.

       On August 8, 2000, the EPA signed an Eligibility Determination for the Navajo Nation for Grants Under Section 105 of the Clean Air Act in which the EPA determined that the Navajo Nation was eligible to receive grants under the Clean Air Act. On September 8, 2001, after learning of the eligibility determination, APS, as Four Corners operating agent, filed a Petition for Review of the EPA's decision in the United States Court of Appeals for the Ninth Circuit in order to ensure that the EPA's August 2000 determination not be construed to constitute a determination of the Navajo Nation's authority to regulate Four Corners. APS, the EPA and other parties have requested that the Court stay any further briefing while they negotiate a settlement.

       In April 2000, the Navajo Tribal Council approved operating permit regulations under the Navajo Nation Air Pollution Prevention and Control Act. The Four Corners participants believe that the regulations fail to recognize that the Navajo Nation did not intend to assert jurisdiction over Four Corners. On July 12, 2000, the Four Corners participants each filed a petition with the Navajo Supreme Court for review of the operating permit regulations. The Company cannot currently predict the outcome of this matter.

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

       In a proposed order issued on June 13, 2001, FERC granted WAPA's request for rehearing. FERC determined that WAPA qualified for an exemption to the prohibition against an order requiring service to retail customers and that FERC therefore could require the Company to provide the requested service. FERC directed the Company and WAPA to engage in negotiations concerning rates, terms and conditions of service, including compensation. On January 18, 2002, the parties submitted a settlement agreement resolving most of the issues relating to the rates, terms and conditions of service. The partial settlement reserved one issue for FERC decision or further proceedings. The reserved issue relates to whether WAPA is entitled to a credit against payments for transmission service for certain facilities located near KAFB. The settlement agreement filed at FERC reserves the Company's rights to seek rehearing and judicial review of any final order and to present other legal claims. On April 12, 2002, the FERC approved the settlement. On April 29, 2002, the FERC issued its final order directing the Company to provide service. WAPA requested rehearing of the April 12 order approving the settlement, and FERC issued an order granting rehearing for further consideration. The Company requested rehearing of the April 29 final order directing the Company to provide service. Thirty days passed without FERC action on the Company's request for rehearing and it is deemed denied. The Company filed a petition for review of the final order and the denial of its request for rehearing in the United States Court of Appeals for the Tenth Circuit on July 19, 2002.

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

       In July 2001, the Agreement ended, and most of the water operations employees accepted employment with the City. However, on March 27, 2001, the IBEW filed a grievance claiming that about twenty-eight represented employees now employed by the City are nonetheless eligible for severance benefits under
Article 24 of the CBA. The Company has denied their eligibility. The Company and Local 611 arbitrated the dispute in May 2002 and on July 24, 2002, the arbitrator issued a written decision in favor of the Company denying the grievance.

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

       Because of these rulings, the Company announced that it believed the agreement as originally structured could not be consummated. Efforts to renegotiate the transaction failed. Western Resources demanded that the Company file for regulatory approvals of the transaction as designed, despite the fact that the transaction required the split-off already determined to be unlawful by the KCC. As a result of the disagreement over the viability of the transaction as designed, the Company filed suit on October 12, 2001, in New York state court. On May 10, 2002, the Company filed an Amended Complaint seeking unspecified damages from Western Resources for numerous breaches of contract related to the determination that the split-off required by the agreement was unlawful and required prior approval by the KCC. The Company also seeks unspecified damages for additional breaches of contract because: Western Resources failed to provide the Company with the opportunity to review and comment on information related to the transaction provided by Western Resources to third parties; Western Resources failed to obtain the Company's consent to amend existing employee compensation and benefits plans or create new ones; and Western Resources filed for approval of an alternative debt reduction plan that represents the abandonment of the split-off required by the agreement. In addition the Company seeks numerous declarations from the court, including that the Company was not obligated to perform because conditions regarding performance were not satisfied; the Company did not breach when it terminated the agreement; and the rate case order constitutes a material adverse effect under the terms of the agreement.

       On January 7, 2002, the Company notified Western Resources that it had taken action to terminate the agreement as of that date. The Company identified numerous breaches of the agreement by Western Resources and the regulatory rulings in Kansas as reasons for the termination. On January 9, 2002, Western

Resources responded that it considered the Company's termination to be ineffective and the agreement to still be in effect. However, the Company subsequently received a letter dated May 28, 2002, from counsel for Western Resources purporting to terminate the agreement and demanding payment of a $25 million termination fee, which the Company declined to pay.

       On May 30, 2002, Western Resources filed counterclaims against the Company in New York state court alleging breach of contract and fraud. Western Resources alleged that the Company's January 7 letter constituted a withdrawal or adverse modification of the Company's adoption of the agreement or recommendation that its shareholders approve the agreement. As a result Western Resources claims that the Company is liable for a $25 million termination fee plus costs and expenses (including attorneys fees) incurred in connection with the litigation. Western Resources also claims that the Company committed fraud by not timely disclosing to Western Resources its intentions not to proceed with the transaction and is seeking additional unspecified damages. The Company believes that the counterclaims filed by Western Resources are without merit and intends to vigorously defend itself against them. The Company also intends to vigorously pursue its own complaint.

       On July 3, 2002, the Company filed a Motion for Partial Summary Judgment and for Dismissal of Counterclaims and Defenses.

       The Company is unable to predict the ultimate outcome of its litigation with Western Resources.

California Attorney General Complaint

       In March 2002, the California Attorney General filed a complaint at the FERC against numerous sellers regarding prices for sales into the Cal ISO and Cal PX and to the California Department of Water Resources ("Cal DWR"). The Company was among the sellers identified in this complaint and the Company filed its answer and motion to intervene. In its answer, the Company defended its pricing and challenged the theory of liability underlying the California Attorney General's complaint. On May 31, 2002, the FERC entered an order denying the rate relief requested in the complaint, but directing sellers, including the Company, to comply with additional reporting requirements with regard to certain wholesale power transactions. The Company has made required filings under the May 31 order. The Attorney General has filed a request for rehearing that is pending at the FERC.

California Antitrust Litigation

       Several class action lawsuits have been filed in California state courts against electric generators and marketers, alleging that the defendants violated the law by manipulating the market to grossly inflate electricity prices. Named defendants in these lawsuits include Duke Energy ("Duke") and related entities along with other named sellers into the California market and numerous other "unidentified defendants." These lawsuits were consolidated for hearing in state court in San Diego. On May 3, 2002, the Duke defendants in the foregoing state court litigation served a cross-claim on the Company. Duke also cross-claimed against many of the other sellers into California. Duke asked for declaratory relief and for indemnification for any damages that might ultimately be imposed on Duke. Several defendants have removed the case to federal court and a motion is pending to remand the case to state court. The Company has joined with other cross-defendants in motions to dismiss the cross-claim. The Company cannot predict the outcome of this matter.

                      Citizen Suit Under the Clean Air Act

       By letter dated January 9, 2002, counsel for the Grand Canyon Trust and Sierra Club (collectively, "GCT") notified the Company of GCT's intent to file a so-called "citizen suit" under the Clean Air Act, alleging that the Company and co-owners of the SJGS violated the Clean Air Act, and the implementing federal and state regulations, at SJGS. Pursuant to that notification, on May 16, 2002, the GCT filed suit in federal district court in New Mexico against the Company (but not against the other SJGS co-owners). The suit alleges two violations of the Clean Air Act and related regulations and permits. First GCT argues that the plant has violated, and is currently in violation of, the federal Prevention of Significant Deterioration ("PSD") rules, as well as the corresponding provisions of the New Mexico Administrative Code, at all four units. Second, GCT alleges that the plant has "regularly violated" the 20% opacity limit contained in SJGS's operating permit and set forth in federal and state regulations at Units 1, 3 and 4. The lawsuit seeks penalties as well as injunctive and declaratory relief. The Company filed its answer in federal court on June 6, 2002, denying the material allegations in the complaint. The parties are presently addressing with the federal magistrate a discovery schedule. Based on its investigation to date, the Company firmly believes that the allegations are without merit and vigorously disputes the allegations. The Company has always and continues to adhere to high environmental standards as evidenced by its ISO 14000 certification. The Company is, however, unable to predict the ultimate outcome of the matter.

                         LANDOWNER ENVIRONMENTAL CLAIMS

       In March 2002, a lawsuit was filed in the eleventh judicial district of the state of New Mexico by a landowner, owning property in the vicinity of SJGS, against the Company and the owner of the coal mine that supplies coal to the plant. The lawsuit was served on the defendants on June 11, 2002. The complaint seeks $20 million in damages, plus pre-judgment interest and punitive damages, based on allegations related to the alleged discharge of pollutants into an arroyo near the plant, including damage to the plaintiff's livestock. A jury trial has been demanded. The Company is vigorously defending this matter, but is unable to predict the outcome of this matter.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Annual Meeting

       The annual meeting of shareholders was held on May 14, 2002. The matters voted on at the meeting and the results were as follows:

       The election of the following nominees to serve as directors as follows:

                                                                     Votes
                                                                    Against
        Director                        Votes For                Or Withheld
        --------                        ---------                -----------

Term expiring in 2003:

Paul F. Roth                            33,847,332                  177,248

Terms expiring in 2005:

R. Martin Chavez, Ph.D.                 33,548,810                  475,770
Joyce A. Godwin                         33,856,387                  168,193
Manuel T. Pacheco, Ph.D.                33,556,254                  468,326

       As reported in the Definitive 14A Proxy Statement filed April 10, 2002, the name of each other director whose term of office as director continues after the meeting is as follows:

                  Robert G. Armstrong
                  Benjamin F. Montoya
                  Theodore F. Patlovich
                  Robert M. Price
                  Jeffry E. Sterba

       Subsequent to the annual meeting, Benjamin F. Montoya resigned from the Board.

       On April 19, 2002, the Company announced that it would remove Proposal 2:
Approval of Independent Public Accountants from the agenda for the annual meeting. Due to the developments regarding Arthur Andersen, LLP ("Andersen"), the Company's proposed auditor, it was considered likely that the Board of Directors of PNM Resources, Inc. would replace Andersen during 2002. On June 7, 2002, the Board of Directors dismissed Andersen and selected Deloitte and Touche, LLP to serve as independent accountants for 2002.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.      Exhibits:

        15.0          Letter Re:  Unaudited Interim Financial Information

        3.1.1 Restated Articles of Incorporation of PNM, as amended through May 31, 2002.

        3.2.1         Bylaws of PNM with all Amendments to and including
                      May 31, 2002.

         99.1 Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.     Reports on Form 8-K:

Report  dated and filed May 23,  2002  reporting  the  Company  Responds to FERC
Inquiry: No Inappropriate Trades.

Report dated and filed June 10, 2002 reporting the Company's Dismissal of Arthur Andersen, LLP as Independent Public Accountants for PNM Resources and its affiliates.

Report dated and filed June 10, 2002 reporting the Company's Comparative Operating Statistics for the month of May 2002 and 2001 and the year ended May 30, 2002 and 2001.

Report dated and filed June 18, 2002 reporting the Company's Letters from Arthur Andersen, LLP to the Securities and Exchange Commission dated June 11, 2002 regarding PNM Resources, Inc. and Public Service Company of New Mexico.

Report dated and filed July 10, 2002 reporting the Company Lowers its 2002 Earnings Estimate.

Report dated and filed July 12, 2002 reporting the Company's Comparative Operating Statistics for the month of June 2002 and 2001 and the year ended June 30, 2002 and 2001.

Report dated and filed July 17, 2002 reporting the Company Declares Common Stock Dividend.

Report dated and filed July 18, 2002 reporting the Company Names Two New Directors.

Report dated and filed July 23, 2002 reporting the Company's Quarter Ended June 30, 2002 Earnings Announcement; Consolidated Statement of Earnings, Consolidated Balance Sheets, Consolidated Statement of Cash Flows and Comparative Operating Statistics.

Report dated and filed July 24, 2002 reporting the Company's Announcement to Employees a Reorganization of its Management Committee.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              PNM RESOURCES, INC. AND
                                        PUBLIC SERVICE COMPANY OF NEW MEXICO
                                   ---------------------------------------------
                                                   (Registrant)


Date:  August 14, 2002                          /s/ John R. Loyack
                                   ---------------------------------------------
                                                  John R. Loyack
                                                  Vice President
                                           and Chief Accounting Officer
                                   (Officer duly authorized to sign this report)