Form 10-K
period 2002-12-31
PUBLIC SERVICE CO OF NEW MEXICO; PNM RESOURCES
filed 2003-03-18
CIK 81023, 1108426

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

                   For the Fiscal Year Ended December 31, 2002

 Commission        Registrant, State of Incorporation,         I.R.S. Employer
 File Number       Address and Telephone Number               Identification No.
------------       -----------------------------------        ------------------
 333-32170         PNM Resources, Inc.                             85-0468296
                   (A New Mexico Corporation)
                   Alvarado Square
                   Albuquerque, New Mexico  87158
                   (505) 241-2700

 1-6986            Public Service Company of New Mexico            85-0019030
                   (A New Mexico Corporation)
                   Alvarado Square
                   Albuquerque, New Mexico  87158
                   (505) 241-2700

           Securities Registered Pursuant To Section 12(b) Of The Act:

                                                          Name of Each Exchange
Registrant             Title of Each Class                 on Which Registered
----------             -------------------                 -------------------
PNM Resources, Inc.    Common Stock, No Par Value        New York Stock Exchange

           Securities Registered Pursuant To Section 12(g) Of The Act:

Registrant                                   Title of Each Class
----------                                   -------------------
Public Service Company             1965 Series, 4.58% Cumulative Preferred Stock
of New Mexico                      ($100 stated value without sinking fund)

   Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

   Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  YES   |X|    NO

   The total number of shares of Common Stock of PNM Resources, Inc. outstanding as of January 31, 2003 was 39,117,799.

   On June 28, 2002, the aggregate market value of the voting stock held by non-affiliates of PNM Resources, Inc. as computed by reference to the New York Stock Exchange composite transaction closing price of $24.20 per share reported by The Wall Street Journal, was $946,650,736.

DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the following document are incorporated by reference into the indicated part of this report:

   Proxy Statement to be filed by PNM Resources, Inc. with the Securities and Exchange Commission pursuant to Regulation 14A relating to the annual meeting of stockholders of PNM Resources, Inc. to be held on May 13, 2003 - PART III.

   This combined Form 10-K represents separate filings by PNM Resources, Inc. and Public Service Company of New Mexico ("PNM"). Information combined herein relating to an individual registrant is filed by that registrant on its own behalf. PNM makes no representations as to the information relating to PNM Resources, Inc. and its subsidiaries other than PNM. When this combined Form 10-K is incorporated by reference into any filing with the SEC made by PNM, the portions of this Form 10-K that relate to PNM Resources, Inc. and its subsidiaries other than PNM are not incorporated by reference therein.

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----
GLOSSARY....................................................................  v

                                                  PART I

ITEM  1. BUSINESS...........................................................  1
              THE COMPANY...................................................  1
              COMPANY WEBSITE...............................................  1
              UTILITY OPERATIONS............................................  2
                  Electric..................................................  2
                  Gas.......................................................  3
              GENERATION AND MARKETING OPERATIONS...........................  4
                 Power Sales................................................  4
                  Sources of Power..........................................  6
                  Fuel and Water Supply.....................................  7
              UNREGULATED OPERATIONS........................................  9
              RATES AND REGULATION.......................................... 10
                  Electric Rates and Regulation............................. 10
                  Gas Rates and Regulation.................................. 13
              ENVIRONMENTAL MATTERS......................................... 14
              COMPETITION................................................... 15
              EMPLOYEES..................................................... 16

ITEM  2. PROPERTIES......................................................... 16
              ELECTRIC...................................................... 16
                  Fossil-Fueled Plants...................................... 17
                  Nuclear Plant............................................. 17
                  Other Electric Properties................................. 19
              NATURAL GAS................................................... 19
              OTHER INFORMATION............................................. 19

ITEM  3. LEGAL PROCEEDINGS.................................................. 19
                 Navajo Nation Environmental Issues......................... 19
                 KAFB Contract.............................................. 20
                 PVNGS Water Supply Litigation.............................. 21
                 San Juan River Adjudication................................ 21
                 Natural Gas Royalties Qui Tam Litigation................... 22
                 Santa Fe Generation Station................................ 22
                 Former AG&E Manufactured Gas Plant Site.................... 23
                 Citizen Suit Under the Clean Air Act....................... 24
                 Landowner Environmental Claims............................. 24
                 California Attorney General Complaint...................... 24
                 California Antitrust Litigation............................ 24

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................ 25

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE COMPANY........................ 25

                                     PART II

                                                                            Page
                                                                            ----
ITEM  5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND
                 RELATED STOCKHOLDER MATTERS...............................  28
ITEM  6.   SELECTED FINANCIAL DATA.........................................  29
ITEM  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATION........................  30
ITEM  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                      MARKET RISK..........................................  81
ITEM  8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................... F-1
ITEM  9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE........................ E-1

                                                 PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY................. E-1
ITEM 11.   EXECUTIVE COMPENSATION.......................................... E-1
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENTAND RELATED STOCKHOLDER MATTERS.................. E-1
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................. E-1
ITEM 14.   CONTROLS AND PROCEDURES......................................... E-1

                                                  PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                ON FORM 8-K................................................ E-1
SIGNATURES.................................................................E-27
CERTIFICATIONS.............................................................E-28

                                    GLOSSARY

Act...................  The Clean Air Act Amendments of 1990
Afton.................  Afton Generating Station
Avistar...............  Avistar, Inc., an unregulated subsidiary of PNM
                           Resources, Inc.
AG....................  New Mexico Attorney General
AG&E..................  Albuquerque Gas and Electric Company
AMDAX.................  AMDAX.com, an equity investee of Avistar
Anaheim...............  City of Anaheim, California
APPA..................  Arizona Power Pooling Association
APS...................  Arizona Public Service Company
BHP...................  BHP Billiton
BLM...................  Bureau of Land Management
BNCC..................  BHP Navajo Coal Company
BTU...................  British Thermal Unit
COA...................  City of Albuquerque, New Mexico
Decatherm.............  1,000,000 BTUs
Delta.................     Delta-Person Limited Partnership, a
                           New Mexico limited partnership
DOE...................  United States Department of Energy
EIP...................  Eastern Interconnection Project
El Paso...............  El Paso Electric Company
EPA...................  United States Environmental Protection Agency
EPNG..................  El Paso Natural Gas Company
Exchange Act..........  SEC Exchange Act of 1934
FASB..................  Financial Accounting Standards Board
Farmington............  City of Farmington, New Mexico
FERC..................  Federal Energy Regulatory Commission
FIP...................  Federal Implementation Plan
Four Corners..........  Four Corners Power Plant
FPL...................  FPL Energy LLC
FPPCAC................  Fuel and Purchased Power Cost Adjustment Clause
Gallup................  City of Gallup, New Mexico
Gathering Company.....  Sunterra  Gas  Gathering  Company,  a  wholly-owned subsidiary  of  PNM Resources, Inc.
ISO...................  Independent System Operator
Jicarilla.............  Jicarilla Apache Tribe
KAFB..................  Kirtland Air Force Base
Kv....................  Kilovolt
KW....................  Kilowatt
KWh...................  Kilowatt Hour
Lordsburg.............  Lordsburg Generating Station
Los Alamos............  The County of Los Alamos, New Mexico
mcf...................  Thousand cubic feet
Meadows...............      Meadows Resources, Inc., a
                            wholly-owned subsidiary of Public
                            Service Company of New Mexico

M-S-R.................  M-S-R Public Power Agency, a California public power agency
MW....................  Megawatt
MWh...................  Megawatt Hour
NMED..................  New Mexico Environment Department
NMPUC.................  New Mexico Public Utility Commission
NMWE..................  New Mexico Wind Energy Center
NOPR..................  Notice of Proposed Rulemaking
NRC...................  United States Nuclear Regulatory Commission
NSPS..................  New Source Performance Standards
NSR...................  New Source Review
OCD...................  New Mexico Oil Conservation Division
OMOI..................  Office of Market Oversight and Investigation
PGAC..................  PNM's Purchased Gas Adjustment Clause
PG&E..................  Pacific Gas and Electric Co.
PLP...................  Cobisa-Person Limited Partnership
PPA...................  Power Purchase Agreement
PRC...................  New Mexico Public Regulation Commission, successor to the NMPUC
Processing Company....  Sunterra  Gas  Processing  Company,  a  wholly-owned subsidiary  of  PNM Resources, Inc.
PSD...................  Prevention of Significant Deterioration
PVNGS.................  Palo Verde Nuclear Generating Station
RCRA..................  Resource Conservation and Recovery Act
RHC...................  Republic Holding Company
RSB...................  Republic Savings Bank
RTO...................  Regional Transmission Organization
Reeves Station........  Reeves Generating Station
Salt River Project....  Salt River Project Agricultural Improvement and Power
                           District
SCE...................  Southern California Edison Company
SCPPA.................  Southern California Public Power Authority
SDG&E.................  San Diego Gas and Electric Company
SEC...................  Securities and Exchange Commission
SJCC..................  San Juan Coal Company
SJGS..................  San Juan Generating Station
SO2...................  Sulfur Dioxide
SPS...................  Southwestern Public Service Company
TNP...................  Texas-New Mexico Power Company
Throughput............  Volumes of gas delivered, whether or not owned by the
                           Company
Tri-State.............  Tri-State Generation and Transmission Association, Inc.
Tucson................  Tucson Electric Power Company
UAMPS.................  Utah Associated Municipal Power Systems
USBR..................  United States Bureau of Reclamation
USEA..................  United States Executive Agencies
USEC..................  United States Enrichment Corporation
WGA...................  Western Governors Association

WRAP..................  Western Regional Air Partnership
Waste Act.............  Nuclear Waste Policy Act of 1982, as amended in 1987
WAPA..................  Western Area Power Administration
Williams..............     Williams Gas Processing-Blanco,
                           Inc., a subsidiary of the Williams
                           Field Services Group, Inc., of
                           Tulsa, Oklahoma

                                     PART I

ITEM 1.  BUSINESS

                                   THE COMPANY

       PNM Resources, Inc. ("Holding Company") was incorporated in the State of New Mexico on March 3, 2000. The Holding Company's principal subsidiary Public Service Company of New Mexico ("PNM") was incorporated in the State of New Mexico on May 9, 1917. This filing for PNM Resources, Inc. and Subsidiaries and PNM is presented on a combined basis. The Holding Company and PNM have their principal offices at Alvarado Square, Albuquerque, New Mexico 87158 (telephone number 505-241-2700). The Holding Company is an investor-owned holding company of energy and energy-related companies. PNM is a public utility primarily engaged in the generation, transmission, distribution, sale and marketing of electricity, and in the transmission, distribution and sale of natural gas within the State of New Mexico. The business of PNM constitutes substantially all of the business of the Holding Company. Therefore, the financial results and results of operations of PNM are virtually identical to the consolidated results of the Holding Company and all its subsidiaries. For ease of discussion, this report may use the term "Company" when referring to PNM or when discussing matters of common applicability to the Holding Company and PNM.

       Upon the completion on December 31, 2001 of a one-for-one share exchange between PNM and the Holding Company, the Holding Company became the parent company of PNM. Prior to the share exchange, the Holding Company had existed as a subsidiary of PNM. The new parent company began trading on the New York Stock Exchange under the same PNM symbol beginning on December 31, 2001.

       The Company operates as three distinct business units: (1) Utility Operations, (2) Generation and Marketing Operations and (3) Unregulated Operations. Utility Operations and Generation and Marketing Operations are business units of PNM. Utility Operations include Electric Services ("Electric") and Gas Services ("Gas"). Electric consists of the distribution of electricity, as well as all activities related to the Company's electric transmission operations. Gas includes the transportation and distribution of natural gas to end-users. Generation and Marketing Operations include all production and purchase of electricity, the sale of wholesale electricity to Utility Operations and third parties, as well as electricity marketing activities. Unregulated Operations provide energy related services. On January 11, 2002, the Company's primary subsidiary engaged in unregulated activities, Avistar, was transferred by way of a dividend to the Holding Company by its subsidiary, PNM.

       Financial information relating to amounts of sales, revenue, net income and total assets of the Company's business units or reportable segments is contained in "Part II, Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations" and note 2 of the notes to consolidated financial statements.

                                 COMPANY WEBSITE

       Upon request the Company will provide free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports are also made available on or through our internet website at www.pnm.com as soon as reasonably practicable after we electronically file material with the SEC. In addition, you should read the following discussion and analysis together with our Consolidated Financial Statements included elsewhere in this report.

                               UTILITY OPERATIONS

Electric

       The Company provides jurisdictional retail electric service to a large area of north central New Mexico, including the COA and the City of Santa Fe, and certain other areas of New Mexico. The largest retail electric customer served by the Company accounted for approximately 4.8% of the Company's total retail electric revenues for the year ended December 31, 2002.

       For the years 2000 through 2002, retail KWh sales have grown at a compound annual rate of approximately 2.4%. The Company's system peak demands for its retail customers and firm requirements customers in summer and winter for the last three years are shown in the following table:

                               SYSTEM PEAK DEMANDS
                                   (Megawatts)

                                        2002         2001         2000
                                      ---------    ---------    ---------
Summer...............................    1,456        1,397        1,368
Winter...............................    1,297        1,294        1,211

       The Company holds long-term, non-exclusive franchise agreements for its electric retail operations, expiring between May 2003 and November 2028. These franchise agreements provide the Company access to public rights-of-way for placement of the Company's electric facilities. The COA, City of Santa Fe, Town of Cochiti Lake, Bernalillo County, Luna County, Sandoval County, San Miguel County, Village of Bosque Farms, Pueblo de Cochiti and Village of Tijeras franchises have expired. The COA metropolitan area accounted for approximately 53% of the Company's 2002 total electric utility operating revenues, and no other franchise area represents more than approximately 8%. The Company continues to collect and pay franchise fees to the COA, City of Santa Fe, the Town of Cochiti Lake, Village of Bosque Farms and Village of Tijeras. The Company currently does not pay franchise fees to Bernalillo County, Luna County, Sandoval County and San Miguel County. The Company remains obligated under New Mexico state law to provide service to customers in these franchise areas even in the absence of a franchise agreement.

       Electric procures all of its electric power needs from Generation and Marketing Operations. These intersegment sales are priced using internally developed transfer pricing and are not based on market rates. Customer electric rates are regulated by the PRC and determined on a basis that includes the recovery of the cost of power production by Generation and Marketing Operations and a return on the related assets.

       The Company owns or leases 2,897 circuit miles of transmission lines, interconnected with other utilities in New Mexico, east and south into Texas, west into Arizona, and north into Colorado and Utah. Due to rapid load growth in the Company's service territory in recent years and the lack of transmission development, most of the capacity on this transmission system is fully committed and there is very little or no additional access available on a firm commitment basis. These factors result in physical constraints on the system and limit the ability to wheel power into the Company's service area from outside New Mexico.

Gas

       Gas operations distributes natural gas to most of the major communities in New Mexico, including the COA and the City of Santa Fe. The COA metropolitan area accounted for approximately 44% of the total gas revenues in 2002. No single sales-service customer accounted for more than approximately 1% of the Company's therm sales in 2002. The Company holds long-term, non-exclusive franchises with varying expiration dates in all incorporated communities requiring franchise agreements except for the COA, City of Santa Fe, Aztec, Village of Bosque Farms, Town of Cochiti Lake, Los Ranchos de Albuquerque and Tatum. The Company remains obligated to serve these franchise areas pursuant to state law even in the absence of a franchise agreement.

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

       Transportation-service customers, who procure gas independently of the Company and contract with the Company for transportation and related services, provide the Company with cost-of-service revenues only. Transportation services are provided to gas marketers, producers and end users for delivery to locations throughout its distribution systems, as well as for delivery to interstate pipelines. The Company provided gas transportation deliveries to approximately 1,360 gas marketers, producers and end users during 2002.

       During 2002, approximately 48.75% of the Company's total gas throughput was related to transportation gas deliveries. The Company's transportation rates are unbundled, and transportation customers only pay for the service they receive. Cost-of-gas revenues, received from sales-service and off-system customers, and other PGAC-related revenues accounted for approximately 51% of the Company's total gas operating revenues in 2002. Since a major portion of the Company's load is related to heating, levels of therm sales are affected by weather. Approximately 63% of the Company's total therm sales in 2002 occurred in the months of January, February, March and December.

       The Company obtains its supply of natural gas primarily from sources within New Mexico by contracting with third party producers and marketers. These contracts are generally sufficient to meet the Company's peak-day demand. The Company serves certain cities which depend on EPNG or Transwestern Pipeline Company for transportation of gas supplies. Because these cities are not directly connected to the Company's transmission facilities, gas transported by these companies is the sole supply source for those cities. Such transportation is regulated by FERC. As a result of FERC Order 636, the Company's options for transporting gas to these cities and other portions of its distribution system have increased.

                       GENERATION AND MARKETING OPERATIONS

       The Company's Generation and Marketing Operations serve four principal markets. Sales to the Company's Utility Operations to cover jurisdictional electric demand and sales to firm-requirements wholesale customers comprise two of these markets. Intersegment sales to the Utility Operations are priced using internally developed transfer pricing and are not based on market rates. The third market consists of other contracted sales to third parties for which Generation and Marketing Operations commit to deliver a specified amount of capacity (measured in megawatts-MW) or energy (measured in megawatt hours-MWh) over a given period of time. The fourth market consists of energy sales from excess capacity made on an hourly basis at fluctuating, spot-market rates. These sales include the Company's wholesale power marketing activities. The Company is connected to the Western area power grid, which includes California and the surrounding states, and therefore its wholesale power sales are into this market. The Western United States wholesale power market in 2000 and 2001 was, and continues to be, extremely volatile due to a power supply shortage and other constraints. (See "Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Issues Facing the Company
- Western United States Wholesale Power Market.")

Power Sales

       A significantly larger portion of the Company's earnings in 2001 and 2000 was derived from its wholesale electric sales than in 2002. However, in the last half of 2001, the wholesale power market in the Western United States became extremely volatile and, while providing many marketing opportunities, presented and continues to present significant risk to companies selling power into this marketplace. In 2002, the Company's revenues from this marketplace declined significantly as a result of a slowdown in the wholesale market. The Company has been successful, however, in developing its wholesale power marketing activities in the Western United States. Management believes this success is due to its niche business strategy of providing electric power customized to meet the special needs of its customers. This niche marketing strategy is based on the Company's asset-backed methodology whereby the Company's net open position is always supported by its generation capacity excluded from its retail rates, or by the availability of power not needed to serve its retail customers. This asset-backed methodology helps to mitigate the risks inherent in the Company's wholesale power marketing activities. The Company also utilizes long-term transactions to enhance its product offering.

       Certain Company generation assets are excluded from retail electric rates. In 1988, the NMPUC excluded 130MW of SJGS Unit 4 and all of PVNGS Unit 3. As a result, the Company developed a wholesale power marketing operation to sell the generation from its excluded assets that no longer generated a return in rate base. These activities include the forward purchase and sale of electricity to take advantage of market price opportunities in the electric wholesale market. During 2002, 2001 and 2000, the Company's sales in the wholesale electric markets accounted for approximately 56%, 64% and 64%, respectively, of its total MWh sales. Of the total wholesale electric sales made in 2002, 2001 and 2000, 70%, 77% and 75%, respectively were transacted through purchases for resale.

       In 1990, the NMPUC established a wholesale electric sales methodology that provided for fixed rate paths within its jurisdiction for predetermined periods with wholesale electric sales accruing to the benefit of shareholders. Subsequent rate cases continued to utilize this methodology. In setting these periodic fixed rate paths, PNM has been able to reduce its jurisdictional electric customers' rates by over $300 million since 1990. On January 28, 2003, the PRC approved the Global Electric Agreement which sets a rate path through 2007. PNM will decrease retail electric rates 6.5% in two phases over the next three years. The first phase of the rate reductions become effective in September 2003. In addition, certain plant and purchased power contracts previously excluded from retail rates are now included as generation resources to serve PNM's New Mexico retail and firm wholesale requirements customers' load. These resources include San Juan Unit 4 and PNM's contracts to purchase power from SPS, Tri-State and Delta. PVNGS Unit 3 remains excluded as are the recently operational Lordsburg and Afton plants. (See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Issues Facing the Company - Merchant Plant Filing and Electric Rate Settlement.")

       The Generation and Marketing strategy calls for increased asset-backed marketing and generation capacity supported by long-term contracts, balanced with stringent risk management policies. The Company's future growth plans call for approximately 75% of its new generation portfolio to be committed through long-term contracts, including sales to retail customers. Growth will be dependent on market development, and upon the Company's ability to generate funds for the Company's future expansion. Although the current environment has led the Company to scale back its expansion plans, the Company will continue to operate in the wholesale market. Expansion of the Company's generating portfolio will depend upon acquiring favorably priced assets at strategic locations and securing long-term commitments for the purchase of power from the acquired plants.

       The Company has entered into various firm wholesale electric sales contracts. These contracts contain fixed capacity charges in addition to energy charges. The APPA contract requires APPA to purchase varying amounts of power from the Company through May 2008 and allows APPA to make adjustments to the purchase amounts subject to certain notice provisions. For 2001, APPA invoked its option to increase its peak demand to 92 MW. The APPA demand dropped to 15 MW in June 2002. The Company furnished firm-requirements wholesale power in New Mexico in 2002 to the City of Gallup. The Company is committed to provide service to the City of Gallup through June 2013. Average monthly demands under the City of Gallup contract for 2002 were approximately 29 MW. Beginning July 2000, the Company began serving Navopache Electric Cooperative firm-requirements service under the provisions of a 10-year contract. Average monthly demand for Navopache is 50 MW. The Company began serving a partial requirements contract with the Texas-New Mexico Power Company in July 2001 for 62 MW. The contract service dropped to 32 MW in 2002, then became a firm-requirements contract in January 2003 and continues through 2006. Beginning March 1, 2003, the Company began servicing WAPA for approximately 60 MW of electric power that will be wheeled to serve KAFB. The Company's firm-requirements demand is expected to be 238 MW in 2003, 241 MW in 2004, 232 MW in 2005, 237 MW in 2006 and 241 MW in
2007. No firm-requirements wholesale customer accounted for more than 4.0% of the Company's total electric sales for resale revenues for the year ended December 31, 2002.

  Sources of Power

       As of December 31, 2002, the total net generation capacity of facilities owned or leased by the Company was 1,742 MW, excluding the operating lease discussed below which would bring the total to 1,874 MW. The Company is committed to increasing its utilization of its major generation capacity at SJGS, Four Corners and PVNGS. SJGS is operated by the Company. SJGS's equivalent availability and capacity factor were 89.4% and 85.3% respectively, for the twelve months ended December 31, 2002, as compared to 84.5% and 80.9%, respectively for 2001. Capacity factors for Four Corners and PVNGS were 73.3% and 94.4%, respectively, in 2002, as compared to 86.2% and 87.5%, respectively, in 2001. Four Corners and PVNGS are operated by APS. (See "Item 2. Properties".)

       PNM committed to purchase five combustion turbines for a total cost of $151.3 million. The turbines are for planned power generation plants with an estimated cost of construction of approximately $370 million over the next five years depending on market conditions. PNM has expended $225 million for construction as of December 31, 2002 of which $144 million was for equipment purchases. On June 27, 2002, Lordsburg, an 80 MW natural gas fired plant became fully operational and commenced serving the wholesale power market. Afton, a 141 MW simple cycle gas turbine, became fully operational on December 4, 2002. These plants are part of the Company's ongoing competitive strategy of increasing generation capacity over time to serve increasing retail load, sales under long-term contracts and other sales. These plants were not built to serve New Mexico retail customers and therefore are not currently, included in the rate base. However, it is possible that these plants may be needed in the future to serve the growing retail load. If so, these plants will have to be certified by the PRC and would then be included in the rate base.

       In addition to generating its own power, the Company purchases power in the market. The Company has a power purchase contract with SPS which originally provided for the purchase of up to 200 MW per year and expires in May 2011. The Company may reduce its purchases from SPS by 25 MW annually upon three years notice. The Company provided notice to reduce the purchase by 25 MW in 1999 and by an additional 25 MW in 2000. The Company also is party to a master power purchase and sale agreement with SPS, dated August 2, 1999, pursuant to which the Company has agreed to purchase 72 MW of firm power from SPS from 2002 through 2005. In addition, the Company has 70 MW of contingent capacity obtained from El Paso under a transmission capacity for generation capacity trade arrangement through September 2004. Beginning October 2004 and continuing through June 2005, the capacity amount will be 39 MW. The Company has a PPA with Tri-State for 50 MW through June 30, 2010. In addition, the Company is interconnected with various utilities for economy interchanges and mutual assistance in emergencies.

       In 1996, the Company entered into an operating lease agreement for the rights to all the output of the Delta gas-fired generating plant for 20 years. The plant received FERC approval for "exempt wholesale generator" status. The maximum dependable capacity under the lease is 132 MW. In July 2000, the plant went into operation. The gas turbine generating unit is operated by Delta and is located on the Company's retired Person Generating Station site in the COA. The site for the generating unit was chosen, in part, to provide needed benefits to the Company's constrained transmission system. Primary fuel for the gas turbine generating unit is natural gas provided by the Company's Gas operations. In addition, the unit has the capability to utilize low sulfur fuel oil if natural gas is neither available nor cost effective.

       On October 21, 2002, PNM entered into an agreement with FPL Energy LLC ("FPL"), a subsidiary of FPL Group, Inc., to develop a 200 MW wind generation facility in New Mexico. FPL will build, own and operate the New Mexico Wind Energy Center ("NMWE"), consisting of 136 wind-powered turbines on a site in eastern New Mexico. PNM will buy all the power generated by the NMWE under a 25-year contract. Construction of the wind energy site began in January 2003. Construction on a facility of this size typically takes six to nine months to complete. PNM will ask the PRC to approve a voluntary tariff that would allow PNM retail customers to buy wind-generated electricity for a small monthly premium. Power from the facility not subscribed by PNM retail customers under the voluntary program would be sold on the wholesale market, either within New Mexico or outside the state.

Fuel and Water Supply

       The percentages of the Company's generation of electricity (on the basis of KWh) fueled by coal, nuclear fuel and gas and oil, and the average costs to the Company of those fuels (in cents per million BTU), during the past three years were as follows:

                       Coal               Nuclear              Gas and Oil
            Percent of    Average  Percent of    Average  Percent of   Average
            Generation      Cost   Generation      Cost   Generation     Cost
            ---------------------  ---------------------  --------------------

2002......     67.7        193.6      30.7         46.0      1.6        326.7
2001......     66.9        179.6      28.4         45.7      4.7        524.5
2000......     68.0        165.3      29.8         45.4      2.2        482.6

       The estimated generation mix for 2003 is 68.5% coal, 28.4% nuclear and 3.1% gas and oil. Due to locally available natural gas and oil supplies, the utilization of locally available coal deposits and the generally abundant supply of nuclear fuel, the Company believes that adequate sources of fuel are available for its generating stations into the foreseeable future.

Coal

       The coal requirements for the SJGS are being supplied by SJCC, a wholly-owned subsidiary of BHP Billiton, which holds certain Federal, state and private coal leases under a Coal Sales Agreement pursuant to which SJCC will supply processed coal for operation of the SJGS until 2017. BHP Minerals International, Inc. has guaranteed the obligations of SJCC under the agreement, which contemplates the delivery of approximately 103 million tons of coal during its remaining term. That amount would supply substantially all the requirements of the SJGS through approximately 2017.

       In August 2001, the Company and Tucson signed an agreement with SJCC to replace two surface mining operations with a single underground mine located adjacent to the plant. Underground mining is expected to provide a higher quality coal at a lower cost per ton. The new mine will use the longwall mining technique and is expected to ramp to full station supply by the end of the first quarter 2003.

       The revised coal contract, entered into as a result of the move to an underground mine, is expected to save the Company between $400 million and $500 million in base fuel cost reductions and avoided coal cost increases over the next 15 years. Besides saving on fuel costs, the cleaner-burning, less abrasive coal is expected to reduce the plant's maintenance and operating expenses. The plant is expected to realize some of the benefits of the higher quality coal in 2003, as the existing surface mines are phased out and the underground mine is brought to full capacity.

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

Natural Gas

       The natural gas used as fuel for the electric generating plant located in COA (Reeves Station and the Delta operating lease) is delivered by Gas. The Company's Generation and Marketing Operations procures its gas supply independently of Gas and contracting with the Utility Operations for transportation services only.

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

       The PVNGS participants have contracted for uranium concentrates that will meet 100% of requirements for 2003 and 15% of requirements for 2004.

       Through conversion services contracts, the PVNGS participants have arranged for uranium conversion services that will meet 100% of requirements for 2003 and 15% of requirements for 2004.

       The PVNGS participants have an enrichment services contract that provides 100% of requirements for 2003 and 15% of requirements for 2004.

       The PVNGS participants have a new enriched uranium product (EUP) contract that will furnish 85% of PVNGS' requirements for uranium, conversion services, and enrichment services for 2004 and up to 100% of those requirements from 2005 through 2008. This contract could also provide 100% of enrichment services in 2009 and 2010.

       In addition, existing contracts will provide 100% of fuel assembly fabrication services until at least 2015 for each PVNGS unit.

Water Supply

       Water for SJGS and Four Corners is obtained from the San Juan River. (See "Item 3. - Legal Proceedings- San Juan River Adjudication".) The Company and Tucson have a contract with the USBR ("USBR Contract") for consumption of 16,200 acre feet of water per year for SJGS. The contract expires in 2005. In 2000, the Company signed a twenty-two year contract with Jicarilla, beginning in 2006, for the full 16,200 acre feet of water from the Jicarilla supply in Navajo Reservoir ("Jicarilla Contract") that will replace the contract expiring in 2005. The Jicarilla Contract is essentially equivalent to a renewed USBR Contract, the only material difference being that Jicarilla, as opposed to USBR, would be the contract supplier. Jicarilla has contract water in Navajo Reservoir pursuant to a water rights settlement approved by Congress in 1992 and a judicial decree that was entered February 24, 1999. The contract has received all requisite approvals. In addition, the Company was granted the authority to consume 8,000 acre feet of water per year under a state permit that is held by BNCC. BNCC also has committed a portion of those rights to Four Corners through the life of the plant.

       Sewage effluent used for cooling purposes in the operation of the PVNGS units is obtained under contracts with certain municipalities in the area. The contracted quantity of effluent exceeds the amount required for the three PVNGS units. The validity of these effluent contracts is the subject of litigation in state court. (See "Item 3. Legal Proceedings - PVNGS Water Supply Litigation".)

       The Four Corners region, in which SJGS and Four Corners are located, has been experiencing drought conditions that may affect the water supply for the plants in 2003, as well as later years if adequate moisture is not received in the watershed that supplies the area. USBR is working to assess the adequacy of the water supply under PNM's USBR contract for 16,200 acre feet of water that supplies SJGS. Additionally, various stakeholders in the San Juan Basin, including the New Mexico State Engineer, are evaluating the water rights that might be affected by the drought conditions, including water rights pursuant to the New Mexico state permit that provide 8,000 acre feet of water to SJGS and approximately 28,000 acre feet of water to Four Corners. PNM is assessing alternatives for temporary supplies of water and is working with USBR and area stakeholders to minimize the effect, if any, on operations of the plants. PNM has assessed its situation with regard to the drought and the alternatives available to it and does not believe that its operations will be materially affected at this time. However, PNM cannot forecast the weather situation and its ramifications with any degree of certainty or how regulators and legislators may impact PNM's situation in the future, should the drought continue.

                             UNREGULATED OPERATIONS

       The Company's wholly-owned subsidiary, Avistar, was formed in August 1999 as a New Mexico corporation and is currently engaged in certain unregulated, non-utility business ventures.

       In July 2001, the Board of Directors of Avistar decided to wind down operations except for Avistar's Reliadigm business unit, which provides maintenance and productivity improvement solutions to the electric power industry. Avistar had previously divested itself of its Energy Partners business unit and liquidated Axon Field services and Pathways Integration. In addition, the transfer of operation of the Sangre de Cristo Water Company to the City of Santa Fe was completed in the third quarter of 2001. All remaining non-Reliadigm investments were written-off with the exception of a portion of Avistar's investment in Nth Power, an energy venture capital fund. The Company recorded charges of $13.1 million to reflect these activities and the impairment of its Avistar investments in 2001.

                              RATES AND REGULATION

       PNM is subject to the jurisdiction of the PRC, the successor of the NMPUC effective January 1, 1999, with respect to its retail electric and gas rates, service, accounting, issuance of securities, construction of major new generation and transmission facilities and other matters regarding retail utility services provided in New Mexico. The FERC has jurisdiction over rates and other matters related to wholesale electric sales and cost recovery of its transmission network. The FERC has begun to take more aggressive action with regard to the exercise of its jurisdictional authority over wholesale electric sales. In February 2000, in response in part to the allegations of wrong-doing in the California spot market, the FERC announced it was establishing the Office of Market Oversight and Investigations ("OMOI") as the third prong of its strategic plan. The stated purpose of the FERC OMOI is to engage in the vigilant oversight of energy markets to ensure effective regulation and remediation of market problems, while vigorously enforcing compliance with the FERC's rules and regulations. The FERC has moved forward to staff its OMOI and it is now a fully functioning branch of the FERC.

Electric Rates and Regulation

Restructuring the Electric Utility Industry

       See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Restructuring the Electric Utility Industry."

Merchant Plant Filing and Global Electric Agreement

       See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Merchant Plant Filing and Global Electric Agreement."

FERC

                  Mandated Regional Transmission Organizations

       With the passage of the Public Utility Regulatory Policies Act of 1978 and the Energy Policy Act of 1992, there has been a significant increase in the level of competition in the market for the generation and sale of electricity. Barriers have been reduced for companies wishing to build, own and operate electric generating facilities. In 1996, the FERC issued Order 888 requiring electric utilities controlling transmission facilities to file open access transmission tariffs, which opened the utility transmission systems to wholesale sellers and buyers of electric energy on a non-discriminatory basis.

       Order 888 also encouraged utilities to investigate the formation of independent system operators ("ISOs") to operate transmission assets and provided guidance for the formation, operation and governance of ISOs. In 1999, the FERC issued Order 2000 on Regional Transmission Organizations ("RTOs"), which established timelines for transmission-owning entities to join an RTO and defined the minimum characteristics and functions of an RTO.

       The Company, along with other regional transmission owners ("TOs"), originally pursued the formation of an RTO through Desert STAR, a non-profit organization. Because of the FERC's subsequent acceptance of a for-profit RTO model and because a for-profit RTO was viewed as having the proper motivation to efficiently facilitate competitive markets, the Company and the TO's formed WestConnect RTO, LLC ("WestConnect"), a for-profit transmission company.

       On October 16, 2001, WestConnect filed its complete RTO package with FERC requesting a Declaratory Order confirming the WestConnect filing satisfies the FERC Order 2000 requirements. There were over 50 intervenors in the WestConnect docket, including the New Mexico Attorney General, New Mexico Industrial Energy Consumers and the PRC, which filed comments or concerns regarding WestConnect's declaratory order petition. WestConnect filed a response to the intervenors' concerns on December 17, 2001. On October 10, 2002, the FERC issued its Declaratory Order in the case providing guidance and conditions under which the proposal for formation of the WestConnect RTO would be deemed to satisfy the FERC's requirements for RTO status under its Order 2000. Several parties to the proceeding, including PNM as a proposed member of WestConnect, filed motions for rehearing and clarification of the FERC's Declaratory Order. On December 23, 2002, the FERC issued its order granting in part and denying in part the requests for rehearing and provided clarification on certain issues raised by the parties in the case. This order on rehearing provided for certain filings that need to be made by WestConnect's proposed participants in order to move WestConnect forward towards RTO status. PNM is currently evaluating the requirements of the FERC's order on rehearing.

       Uncertainty exists regarding the FERC's evolving RTO policy. WestConnect is participating in various workshops and rulemakings before the FERC and is pursuing avenues to expand its scope so as to enhance its chances for approval as one of the RTOs in the West.

               El Paso Electric - Afton Generating Station Matter

       With the Company's construction of Afton, PNM representatives have been engaged in a FERC proceeding with El Paso to obtain transmission capacity on El Paso's transmission system to transmit 141 MW of power generated at Afton north to serve certain load needs on PNM's system in the COA area. To date, El Paso has executed an agreement to transmit only 30 MW of power on a firm service basis, and offered to supply an additional 20 MW of contingent transmission service. On October 29, 2002, at PNM's request in the FERC proceeding, El Paso filed with the FERC its unexecuted transportation agreements to provide 20 MW of contingent transmission service to PNM. On November 19, 2002, PNM filed its protests with FERC challenging El Paso's denial of PNM's request for the full 141 MW of transmission service. In an order issued by FERC on December 20, 2002, FERC ordered the matter to be set for hearing. The FERC has set the hearing in this matter for July 22, 2003. PNM will participate fully in this matter and aggressively pursue its rights. PNM cannot predict the outcome of this proceeding.

                                   Rulemakings

       Over the past year, FERC has issued numerous rulemakings. The Company is following the rulemakings and will submit its comments or will comment in conjunction with the Edison Electric Institute ("EEI"). The WestConnect members are also following, attending workshops and commenting on the rulemakings, which affect the member companies, including PNM. The rulemaking of particular interest to PNM include the Standard Market Design ("SMD") rule, in which the FERC is attempting to remedy what it sees as undue discrimination in the provision of interstate transmission services, and to ensure just and reasonable rates for electric energy within and among regional power markets. The proposed rule would put all transmission customers, including bundled retail customers, under new pro forma transmission rates for new transmission service. All transmission will be operated under independent transmission providers (including RTOs) and congestion management will be handled under locational marginal pricing with tradable congestion revenue rights. PNM plans to submit comments on the SMD NOPR along with other WestConnect companies and will continue to participate in the rulemaking process. Other rulemakings that PNM is participating in and in which it has filed comments, either alone or in conjunction with the WestConnect participants, include:

o        Standardizing Generation Interconnection Agreements and Procedures;
o        Standards of Conduct for Transmission Providers; and
o        Standards for Business Practices of Interstate Natural Gas Pipelines.

PRC

                           Transmission Investigation

       In July 2001, the AG filed a petition requesting that the PRC initiate an investigation of electric transmission issues including FERC versus PRC jurisdiction and the effect of RTO formation on PRC jurisdiction. The Company suggested workshops to inform the PRC and other interested parties on the issues. The PRC held workshops for three days, and subsequently issued an order requiring that the Company and other transmission-owning entities in the proceeding file comments on jurisdictional issues. PNM and other New Mexico jurisdictional utilities filed their comments. Subsequently, on December 9, 2002, the AG filed another motion in the case requesting that the New Mexico jurisdictional utilities file updated comments and provide a status on their participation and activities related to the establishment of RTOs, and requested the PRC to issue an order establishing a moratorium on the filing of applications seeking approval for participation in an RTO until May 1, 2003. PNM filed its response on December 23, 2002, suggesting that additional workshops be held to provide stakeholders with an update on RTO participation and activities, and that it did not object to a moratorium on the filing of applications seeking approval for participation in RTOs since it had no current plans to make such a filing before May 2003. The PRC has not yet issued an order in response to the AG's motion. On December 12, 2002, SPS filed an application at the PRC requesting approval of its participation in the TRANSLink RTO. PNM has intervened in this proceeding and plans to fully participate in it.

                         Renewable Resources Rulemakings

       On May 15, 2001, the PRC issued a Notice of Inquiry seeking input as to the need for a rule to encourage the development of renewable energy in New Mexico. Rule 573, includes a provision requiring the use of a minimum of 5% renewable energy by January 1, 2006, with the minimum amount to increase 1% per year for each year until a renewable portfolio standard of 10% is reached in the year 2011. Rule 573 also provides that each kilowatt of electricity generated by solar technology will count as three KWhs and each kilowatt hour generated by bio-mass, geothermal landfill gas, or fuel cell sources will count as two KWhs. All remaining sources of renewable energy, including wind and hydroelectronic technologies, will count as one KWh for each KW generated. On January 16, 2003, the Company filed a request for rehearing asking the PRC to reconsider its final order. By order issued February 4, 2003, the PRC denied all requests for rehearing. PNM is considering the possibility of filing an appeal with the New Mexico Supreme Court seeking to reverse the final order. The New Mexico Legislature is considering legislation that might impact Rule 573. In its present form, Rule 573 could significantly change the make-up of PNM's energy supply portfolio. The Company is unable to predict the outcome of this rulemaking proceeding.

Gas Rates and Regulation

Gas Rate Case

       On January 10, 2003, PNM filed a gas general rate case, which asks the PRC to approve an increase in the service fees charged to its 441,000 natural-gas customers. The proposal would increase both the set monthly service fee and the charge tied to monthly usage. Those fees are separate from the cost of gas charged to customers. The monthly cost of gas charge would not be affected by the fee increase as discussed below. The proposed cost of service rate increase of $37.6 million is designed to provide PNM's gas utility an opportunity to earn a 12 percent return on equity, which is consistent with the return allowed 15 comparable natural gas utilities. PNM's current return on equity from its gas business is below 3%. A hearing of the case is anticipated to begin the last week of June 2003.

Purchase Gas Adjustment Clause

       The Company's retail gas rate tariffs contain a PGAC that provides timely recovery for the cost of gas purchased for resale to its sales-service customers. In 2001, the Company presented workshops to the PRC, advocating that the PGAC balancing account be reconciled on a monthly basis, rather than annually. The Company also requested that it be allowed to earn a return on the balancing account balance. A final order was issued in July 2001 that approves an agreement among the parties regarding the Company's hedging strategy and the implementation of a price management fund program which includes a continuous monthly balancing account adjustment factor with a carrying charge set at the pre-tax cost of capital approved by the PRC in the Company's last gas rate proceeding. This carrying charge has the effect of keeping the Company whole on gas purchase transactions since it is now compensated for the time value of money.

Discounted Transportation Fee Recovery

       The Company made a request to begin the recovery of discounted transportation fee amounts from sales and transportation customers. Discounted transportation fee recovery is a holdover issue from the New Mexico Supreme Court's ruling that the amounts passing the PRC's cost benefit test were collectible and leaving open only the issue of allocation between customers. The discounts passing the PRC's cost benefit test total $4.4 million. A hearing date of April 17, 2003 has been set.

Notice of Inquiry on Pipeline Safety

       In May 2001, the PRC issued a notice of inquiry into whether the PRC should consider adopting new rules, including quality of service standards, to protect the public health and safety, public and private property, and the environment by ensuring the integrity of pipeline systems. The PRC requested information from all pipeline operators with underground or above ground facilities in the state. The Company submitted its comments and participated in the hearings in this inquiry. Subsequent PRC action is pending.

El Paso Gas Capacity Allocation Matter

       In an order issued by FERC on May 31, 2002, as supplemented by an order issued on September 20, 2002, the FERC mandated that all full-requirements customers on EPNG's transmission system, including PNM, convert from their current full requirements natural gas transportation service to contract-demand transportation service by November 1, 2002. Under this new type of service, PNM would be allocated a certain level of transportation capacity on EPNG's transmission system at certain designated receipt points. Several parties have filed petitions for rehearing requesting that FERC reconsider its order requiring the change-over in transportation service. The FERC has subsequently delayed implementing the conversion to contract demand transportation service until May 1, 2003. On December 2, 2002, EPNG filed its proposed capacity allocation report wherein, it purported to assign contract demand capacity at certain receipt points along its system, as well as reallocate costs among full requirements customers. On January 13, 2003, PNM filed comments to EPNG's report objecting to EPNG's proposed reallocation of costs. EPNG's converting customers are engaged in ongoing negotiations regarding the reallocated capacity available for converting shippers and the appropriate cost-reallocation methodology. The costs PNM incurs for obtaining natural gas transportation services are flowed-through in the transportation component of rates charged to retail natural gas customers. PNM is participating in this matter fully to protect its rights, and cannot predict the outcome of this proceeding.

                              ENVIRONMENTAL MATTERS

       The Company, in common with other electric and gas utilities, is subject to stringent laws and regulations for protection of the environment by local, state, Federal and tribal authorities. In addition, PVNGS is subject to the jurisdiction of the NRC, which has authority to issue permits and licenses and to regulate nuclear facilities in order to protect the health and safety of the public from radioactive hazards and to conduct environmental reviews pursuant to the National Environmental Policy Act. Liabilities under these laws and regulations can be material and, in some instances, may be imposed without regard to fault, or may be imposed for past acts, whether or not such acts may have been lawful at the time they occurred. (See "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Contingent Liabilities - Environmental Issues" for a discussion of applicable accounting policies.)

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

Person Station

       The Company, in compliance with a Corrective Action Directive issued by the NMED, determined that groundwater contamination exists in the deep and shallow groundwater at the Company's Person Station site. The Company is required to delineate the extent of the contamination and remediate the contaminants in the groundwater at the Person Station site. The extent of shallow and deep groundwater contamination was assessed and the results were reported to the NMED. The Company has received the renewal of the RCRA post-closure care permit for the facility. Remedial actions for the shallow and deep groundwater were incorporated into the new permit. The Company has installed and is operating a pump and treatment system for the shallow groundwater. The renewed RCRA post-closure care permit allows remediation of the deep groundwater contamination through natural attenuation. The Company's current estimate to decommission its retired fossil-fueled plants (discussed below) includes approximately $4.2 million in additional expenses to complete the groundwater remediation program at Person Station. The remediation program continues on schedule.

Retired Fossil-Fueled Plant Decommissioning Costs

       The Company's retired fossil-fueled generating stations, Person, Prager and Santa Fe Stations, have incurred dismantling and reclamation costs as they are decommissioned. The Company's share of decommissioning costs for these fossil-fueled generating stations is projected to be approximately $24 million stated in 2002 dollars (of which $18.4 million has already been expended).

New Source Review Rules

       See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - New Source Review Rules."

Citizen Suit Under the Clean Air Act

       See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Citizen Suit Under the Clean Air Act."

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

                                    EMPLOYEES

       As of December 31, 2002, the Company had 2,656 full-time employees. The following table sets forth the number of employees by business segment as of December 31, 2002:

                                                              Number
                                                            ----------
      Corporate (1)......................................         426
      Electric Services..................................       1,133
      Gas Services.......................................         526
      Generation and Marketing Operations................         558
      Unregulated Operations.............................          13
                                                            ----------
         Total...........................................       2,656
                                                            ==========

       (1) These employees resided at the Holding Company at December 31, 2002.

       The number of employees of the Company who are represented by unions or other collective bargaining groups include (i) Electric Services, 244; (ii) Gas Services, 56; and (iii) Generation and Marketing Operations, 340.

ITEM 2. PROPERTIES

                                    ELECTRIC

       PNM's ownership and capacity in electric generating stations in commercial service as of December 31, 2002, were as follows:

                                                                  Total Net
                                                                  Generation
                                                                   Capacity
       Type                Name                Location              (MW)
----------------   -----------------   ------------------------  -------------

Coal............   SJGS (a)            Waterflow, New Mexico           765
Coal............   Four Corners (b)    Fruitland, New Mexico           192
Gas/Oil.........   Reeves              Albuquerque, New Mexico         154
Gas/Oil.........   Las Vegas           Las Vegas, New Mexico            20
Gas/Oil.........   Afton               La Mesa, New Mexico             141
Gas.............   Lordsburg           Lordsburg, New Mexico            80
Nuclear.........   PVNGS (c)           Wintersburg, Arizona            390 (d)
                                                                    -------
                                                                     1,742
    Delta Operating Lease (e)                                          132
                                                                    -------
                                                                     1,874
                                                                    =======

(a) SJGS Units 1, 2 and 3 are 50% owned by PNM; SJGS Unit 4 is 38.5% owned by the Company.
(b)      Four Corners Units 4 and 5 are 13% owned by PNM.
(c) PNM is entitled to 10.2% of the power and energy generated by PVNGS. PNM has a 10.2% ownership interest in Unit 3 and has leasehold interests in approximately 7.9% of Units 1 and 2 and an ownership interest in approximately 2.3% of Units 1 and 2.
(d) For load and resource purposes, the Company has notified the PRC that it recognizes the maximum dependable capacity rating for PVNGS to be 381 MW.

(e) The Company has an operating lease for the rights to all output of a gas fired generating plant with maximum dependable capacity of 132 MW.

       The Company's owned interests in PVNGS are mortgaged to secure its remaining first mortgage bonds.

Fossil-Fueled Plants

       SJGS is located in northwestern New Mexico, and consists of four units operated by PNM. Units 1, 2, 3 and 4 at SJGS have net rated capacities of 327 MW, 316 MW, 497 MW and 507 MW, respectively. SJGS Units 1 and 2 are owned on a 50% shared basis with Tucson. Unit 3 is owned 50% by the Company, 41.8% by SCPPA and 8.2% by Tri-State. Unit 4 is owned 38.457% by the Company, 28.8% by M-S-R, 10.04% by Anaheim, 8.475% by Farmington, 7.2% by Los Alamos and 7.028% by UAMPS.

       PNM also owns 192 MW of net rated capacity derived from its 13% interest in Units 4 and 5 of Four Corners located in northwestern New Mexico on land leased from the Navajo Nation and adjacent to available coal deposits. Units 4 and 5 at Four Corners are jointly owned with SCE, APS, Salt River Project, Tucson and El Paso and are operated by APS.

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

       The Company owns 154 MW of generation capacity at Reeves Station in COA and 20 MW of generation capacity at Las Vegas Station in Las Vegas, New Mexico. During 2002, the Company added Afton, a 141 MW gas or oil fired combustion turbine plant in La Mesa, New Mexico, and Lordsburg, an 80 MW of gas fired combustion turbine generator in Lordsburg, New Mexico. In addition, the Company has 132 MW of generation capacity in COA under an operating lease. These power sources are used primarily for peaking and transmission support. During times of excess capacity, resources have been used to augment the Company's wholesale power trading activities.

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

Nuclear Safety Performance Rating on PVNGS

       In 2000, the NRC began using a new, objective oversight process that is more focused on safety. The new process includes objective performance thresholds based on insights from safety studies and 30 years of plant operating experience in the United States. It is more timely to move from the 18 to 24-month time lag of the previous oversight process for assessing plant performance to a quarterly review. The NRC also hopes the process will be more accessible to, and readily understood by, the public. In its most recent review, PVNGS had all 38 indicators green (the best possible of the four indicator levels).

Sale and Leaseback Transactions of PVNGS Units 1 and 2

       In 1985 and 1986, the Company entered into a total of eleven sale and lease back transactions with owner trusts under which it sold and leased back its entire 10.2% interest in PVNGS Units 1 and 2, together with portions of the Company's undivided interest in certain PVNGS common facilities. The leases under each of the sale and leaseback transactions have initial lease terms expiring January 15, 2015 (with respect to the Unit 1 leases) or January 15, 2016 (with respect to the Unit 2 leases). Each of the leases allows the Company to extend the term of the lease as well as includes a repurchase option. The lease expense for the Company's PVNGS leases is approximately $66.3 million per year. Throughout the terms of the leases, the Company continues to have full and exclusive authority and responsibility to exercise and perform all of the rights and duties of a participant in PVNGS under the Arizona Nuclear Power Project Participation Agreement and retains the exclusive right to sell and dispose of its 10.2% share of the power and energy generated by PVNGS Units 1 and 2. The Company also retains its responsibility to pay of its share of all taxes, insurance premiums, operating and maintenance costs, costs related to capital improvements and decommissioning and all other similar costs and expenses associated with the leased facilities. In 1992, the Company purchased approximately 22% of the beneficial interests in the PVNGS Units 1 and 2 leases through the purchase of ownership interest in the trusts which held the leases. The related ownership interests were subsequently reacquired by the Company when the Company's trust ownership was collapsed and the Company assumed direct ownership. In connection with the $30 million retail rate reduction approved by the NMPUC in 1994, the Company wrote down the purchased beneficial interests in PVNGS Units 1 and 2 leases to $46.7 million.

       Each lease describes certain events, "Events of Loss" or "Deemed Loss Events", the occurrence of which could require the Company to, among other things, (i) pay the lessor and the equity investor, in return for the investor's interest in PVNGS, cash in the amount provided in the lease and (ii) assume debt obligations relating to the PVNGS lease. The "Events of Loss" generally relate to casualties, accidents and other events at PVNGS, which would severely, adversely affect the ability of the operating agent, APS, to operate, and the ability of the Company to earn a return on its interests in, PVNGS. The "Deemed Loss Events" consist mostly of legal and regulatory changes (such as changes in law making the sale and leaseback transactions illegal, or changes in law making the lessors liable for nuclear decommissioning obligations). The Company believes the probability of such "Events of Loss" or "Deemed Loss Events" occurring is remote for the following reasons: (i) to a large extent, prevention of "Events of Loss" and some "Deemed Loss Events" is within the control of the PVNGS participants, including the Company, and the PVNGS operating agent, through the general PVNGS operational and safety oversight process and (ii) with respect to other "Deemed Loss Events," which would involve a significant change in current law and policy, the Company is unaware of any pending proposals or proposals being considered for introduction in Congress, or in any state legislative or regulatory body that, if adopted, would cause any such events.

Other PVNGS Matters

       See Note 12 in the notes to the consolidated financial statements for information on PVNGS Decommissioning Funding, Nuclear Spent Fuel and Waste Disposal and PVNGS Liability and Insurance Matters.

Other Electric Properties

       As of December 31, 2002, the Company owned, jointly owned or leased, 2,897 circuit miles of electric transmission lines, 4,258 miles of distribution overhead lines, 3,945 cable miles of underground distribution lines (excluding street lighting) and 247 substations.

NATURAL GAS

       The natural gas properties as of December 31, 2002, consisted primarily of natural gas storage, transmission and distribution systems. Provisions for storage made by the Company include ownership and operation of an underground storage facility located near Albuquerque, New Mexico. The transmission systems consisted of approximately 1,555 miles of pipe with appurtenant compression facilities. The distribution systems consisted of approximately 11,367 miles of pipe.

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

KAFB Contract

       In 1999, PNM was informed that the DOE had entered into an agency agreement with WAPA on behalf of KAFB, one of PNM's largest retail electric customers, by which WAPA would competitively procure power for KAFB. The proposed wholesale power procurement was to begin at the expiration of KAFB's power service contract with the Company in December 1999. On May 4, 1999, PNM received a request for network transmission service from WAPA pursuant to
Section 211 of the Federal Power Act to facilitate the delivery of wholesale power to KAFB over PNM's transmission system. PNM denied WAPA's request. On October 1, 1999, WAPA filed a petition requesting the FERC to order PNM to provide network transmission service to WAPA on behalf of DOE and several other entities located on KAFB under PNM's Open Access Transmission Tariff. The petition claimed KAFB is a wholesale customer of the Company, not a retail customer.

       After a number of proceedings with the FERC and an appeal by PNM to the United States Court of Appeals for the Tenth Circuit, PNM, USEA and WAPA settled the dispute. WAPA agreed to purchase from PNM approximately 60 MW of electric power that will be wheeled to serve KAFB. The power sales agreement between PNM and WAPA was executed on February 3, 2003. On March 1, 2003 the power sales agreement went into effect, and PNM dismissed its appeal at the Tenth Circuit on March 5, 2003.

       In a related PRC proceeding, a status conference is scheduled on April 1, 2003 to determine how to proceed with the PRC case due to the dismissal of the Tenth Circuit appeal and implementation of the power sales agreement between WAPA and PNM.

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

San Juan River Adjudication

       In 1975, the State of New Mexico filed an action entitled "State of New Mexico v. United States, et al.", in the District Court of San Juan County, New Mexico, to adjudicate all water rights in the "San Juan River Stream System". The Company was made a defendant in the litigation in 1976. The action is expected to adjudicate water rights used at Four Corners and at SJGS. (See "Item
1. Business - Generation and Marketing Operations - Fuel and Water Supply - Water Supply.") The Company cannot at this time anticipate the effect, if any, of any water rights adjudication on the present arrangements for water at SJGS and Four Corners. It is the Company's understanding that final resolution of the case cannot be expected for several years. The Company is unable to predict the ultimate outcome.

Natural Gas Royalties Qui Tam Litigation

       On June 28, 1999, a complaint was served on the Company alleging violations of the False Claims Act by the Company and its subsidiaries, Gathering Company and Processing Company (collectively, the "Company" for purposes of this discussion), by purportedly failing to properly measure natural gas from Federal and tribal properties in New Mexico, and consequently, underpaying royalties owed to the Federal government. A private relator is pursuing the lawsuit. The complaint was served after the United States Department of Justice declined to intervene to pursue the lawsuit. The complaint seeks actual damages, treble damages, costs and attorneys fees, among other relief.

       This case was consolidated for pretrial purposes with approximately 70 others, asserting similar claims against other defendants in other jurisdictions, and transferred to Federal District Court for the District of Wyoming by the Federal Multi-District Litigation panel (MDL Panel), recaptioned as "In re: Natural Gas Royalties Qui Tam Litigation, MDL Docket No. 1293." PNM, along with 250 other defendants, filed a motion to dismiss the complaint for failure to plead properly in November 1999. On May 18, 2001, the Wyoming court denied defendants' motion to dismiss the complaint.

       While the government has chosen not to participate in the case as a plaintiff, on July 20, 2000 it did file a motion to dismiss certain allegations in the complaint. The motion was limited in its scope to allegations relating to royalty valuation and did not address any of the allegations of gas mismeasurement. The government's motion was granted on October 9, 2002 and the relator has subsequently amended the complaint to remove the royalty valuation allegations.

       Currently the parties are engaged in discovery on the issue of whether the relator meets the requirements for bringing a claim under the False Claims Act. The Company expects to participate with other defendants in a motion to dismiss on the ground that the relator does not meet those requirements.

       The Company is vigorously defending this lawsuit and is unable to estimate the potential liability, if any, or to predict the ultimate outcome of this lawsuit.

Santa Fe Generating Station ("Santa Fe Station")

       PNM and the NMED conducted investigations of the gasoline and chlorinated solvent groundwater contamination detected beneath PNM's former Santa Fe Station site to determine the source of the contamination pursuant to a 1992 Settlement Agreement ("Settlement Agreement") between PNM and the NMED. No source of gasoline contamination in the groundwater was identified as originating from the site. However, in June 1996, PNM received a letter from the NMED, indicating that the NMED believed PNM is the source of gasoline contamination in a City of Santa Fe municipal supply well and in groundwater underlying the Santa Fe Station site. Further, the NMED letter stated that PNM was required to proceed with interim remediation of the contamination pursuant to the New Mexico Water Quality Control Commission regulations. In October 1996, PNM and the NMED signed an amendment to the Settlement Agreement concerning the groundwater contamination underlying the site. As part of the amendment, PNM agreed to spend approximately $1.2 million for certain costs related to sampling, monitoring and the development and implementation of a remediation plan with respect to gasoline contamination in the groundwater.

       The amended Settlement Agreement does not, however, provide PNM with a full release from potential further liability for remediation of the gasoline contamination in the groundwater. After PNM has expended the settlement amount, if the NMED can establish through binding arbitration that the Santa Fe Station is the source of the contamination, PNM could be required to perform further remediation that is determined to be necessary. PNM continues to dispute any contention that the Santa Fe Station is the source of the gasoline contamination in the groundwater and believes that insufficient data exists to identify the source(s) of the groundwater contamination. PNM's aquifer characterization and groundwater quality reports compiled from 1996 through 2002 strongly suggest groundwater contamination has been drawn under the site by the pumping of the Santa Fe supply well. PNM and the NMED, with the cooperation of the City of Santa Fe, jointly selected a 3 to 4 year remediation plan proposed by a remediation contractor. The City of Santa Fe, PNM and the NMED entered into a memorandum of understanding concerning the selected remediation plan and the operation of the municipal well adjacent to the Santa Fe Station site in connection with carrying out the plan. On October 5, 1998, a new system began operation to treat groundwater produced by the Santa Fe well to drinking water standards for municipal distribution and bioremediation of gasoline contamination beneath the Santa Fe Station site. Since the reactivation of the Santa Fe well, the groundwater treatment and bioremediation systems have resulted in a marked reduction in contaminant concentrations at the wellhead. However, contaminant concentrations at the property boundary remain high.

       By letter dated August 7, 2002, PNM provided written notice to the NMED and the City of Santa Fe that PNM had satisfied its obligations with respect to the gasoline contamination under the amended Settlement Agreement, and PNM also stated its intention to cease operation, effective October 5, 2002, of the wellhead and bioremediation systems, and to discontinue monitoring and reporting with respect to gasoline contamination at the site. The NMED responded with a written notice of determination dated August 16, 2002, stating that PNM is the responsible party for gasoline contamination at the site and requested that PNM refrain from cessation of operation of the remediation systems, monitoring and reporting. In a meeting held on September 5, 2002, the NMED indicated its intention to file a court action seeking an order invalidating the binding arbitration provisions of the amended Settlement Agreement and a declaratory judgment that PNM is the responsible party for the gasoline contamination at the site. PNM, the NMED and the City of Santa Fe have entered into a tolling agreement whereby the parties agreed to refrain from filing any actions or invoking the dispute resolution provisions under the Settlement Agreement pending further data review and negotiation with respect to the NMED's determination. The tolling agreement expired on March 5, 2003. As part of the tolling agreement, PNM agreed to continue operation of the wellhead treatment system at the site and to continue well monitoring and reporting to the NMED through October 5, 2003. The Company cannot predict the outcome of these negotiations with NMED.

Former AG&E Manufactured Gas Plant Site

        On December 8, 1999, PNM received a letter from the NMED notifying PNM that it had been designated as a "responsible person" under the New Mexico Water Quality Control abatement regulations. PNM was directed to submit an abatement plan to investigate alleged contamination detected in the vicinity of a former manufactured gas plant ("MGP") owned and operated by AG&E in southeast Albuquerque. The contamination identified in the December 8 letter was described as "tar" and "Volatile Organic Compounds." PNM agreed to conduct voluntary abatement.

        PNM submitted its voluntary stage 1 abatement plan to the NMED on August 31, 2000. By letter dated November 30, 2000, the NMED conditionally approved PNM's voluntary stage 1 abatement plan. PNM submitted its voluntary stage 1 abatement plan report ("Report") on October 12, 2001. The Report confirmed the presence of soil contamination at the site resulting from the operations of the former MGP. By letter dated December 20, 2001, the NMED approved the Report and directed PNM to submit a voluntary stage 2 abatement plan for corrective action at this site. PNM submitted its voluntary stage 2 abatement plan on November 12, 2002 and has selected a remedial alternative and contractor. PNM is currently seeking approvals from regulatory and community groups for the proposed remedial alternative. NMED has indicated that groundwater does not appear to have been impacted by the former MGP operations although groundwater beneath the site contains contaminants consistent with known upgradient diesel sources. Soils at the site contaminated with oil and tar-like materials are proposed for excavation and disposal. Residual contaminants below 15-feet will be capped. The current property owner proposes to construct a two story building at the site in 2003. Completion of remedial activities is anticipated for second quarter 2003.

Citizen Suit Under the Clean Air Act

       See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Citizen Suit Under the Clean Air Act".

Landowner Environmental Claims

       See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Landowner Environmental Claims".

California Attorney General Complaint

       See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Issues Facing the Company - Western United States Wholesale Power Market - California Attorney General Complaint".

California Antitrust Litigation

       See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Issues Facing the Company - Western United States Wholesale Power Market - California Antitrust Litigation".





                           (Intentionally left blank)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF PNM RESOURCES

       Executive officers, their ages, offices held with PNM Resources since December 31, 2001 (effective date of the Holding Company):

       Name             Age                Office                                  Initial Effective Date
       ----             ---                ------                                  ----------------------

J. E. Sterba..........   47 Chairman, President and Chief Executive
                               Officer                                                 December 31, 2001

R. J. Flynn...........   60 Executive Vice President and Chief
                               Operating Officer                                           July 23, 2002
                            Executive Vice President, Electric and Gas
                               Services                                                December 31, 2001

A. A. Cobb............   55 Senior Vice President, Peoples Services and
                               Development                                             December 31, 2001

J. R. Loyack..........   39 Senior Vice President, and Chief
                               Financial Officer                                         January 1, 2003
                            Vice President, Controller and
                               Chief Accounting Officer                                December 31, 2001

M. H. Maerki..........   62 Senior Vice President, Corporate Strategy
                               and Development and President and
                               Chief Executive Officer, Avistar, Inc.                    January 1, 2003
                            Senior Vice President and Chief Financial
                               Officer and President and Chief
                               Executive Officer, Avistar, Inc.                        December 31, 2001

P. T. Ortiz...........   52 Senior Vice President, General Counsel
                               and  Secretary                                          December 31, 2001

E. Padilla, Jr........   49 Senior Vice President, Bulk Power
                               Marketing and Development                               December 31, 2001

W.J. Real.............   54 Senior Vice President, Public Policy                           July 23, 2002
                            Executive Vice President, Power Production
                               and Marketing                                           December 31, 2001

R. A. Lumney..........   36 Vice President, Controller and Chief
                               Accounting Officer                                        January 1, 2003


       (See Public Service Company of New Mexico on pages 26-27 for prior positions held).

        All officers are elected annually by the Board of Directors of the Holding Company.

EXECUTIVE OFFICERS OF PUBLIC SERVICE COMPANY OF NEW MEXICO

       Executive officers, their ages, offices held with Public Service Company of New Mexico in the past five years, (or other companies if less than five years with PNM) and initial effective dates thereof, except as otherwise noted:

       Name             Age                Office                              Initial Effective Date
       ----             ---                ------                              ----------------------

J. E. Sterba........    47 Chairman, President and Chief Executive
                              Officer                                               October 1, 2000
                           President and Chief Executive Officer                       June 6, 2000
                           President                                                  March 1, 2000
                           Executive Vice President, USEC, Inc.                   December 31, 1998
                           Executive Vice President and Chief
                              Operating Officer (of the Company)                     March 11, 1997
                           Senior Vice President, Bulk Power Services
                              (of the Company)                                     December 6, 1994

R. J. Flynn.........    60 Executive Vice President and Chief
                              Operating Officer                                       July 23, 2002
                           Executive Vice President, Electric and Gas
                              Services                                             January 18, 1999
                           Senior Vice President, Electric Services                December 1, 1994

A. A. Cobb..........    55 Senior Vice President, Peoples Services and
                              Development                                        September 11, 2001
                           Global Human Resources Officer,
                              Clientlogic                                         November 22, 1999
                           Executive Vice President, Human
                              Resources, Aames Financial                           February 2, 1999
                           Senior Vice President, Human Resources,
                              Aames Financial                                      November 1, 1996

J. R. Loyack........    39 Senior Vice President, and Chief
                              Financial Officer                                     January 1, 2003
                           Vice President, Controller and
                              Chief Accounting Officer                                July 19, 1999
                           Director, Financial Reporting,
                              Union Pacific Corporation                             October 1, 1998
                           Senior Manager, Business Analysis,
                              Union Pacific Corporation                             January 1, 1996

P. T. Ortiz.........    52 Senior Vice President, General Counsel
                              and Secretary                                         August 10, 1999
                           Senior Vice President and General Counsel               January 18, 1999
                           Senior Vice President, Regulatory Policy,
                              General Counsel and Secretary                        December 7, 1993

       Name             Age                Office                                  Initial Effective Date
       ----             ---                ------                                  ----------------------
M. H. Maerki.........    62 Senior Vice President, Corporate Strategy
                               and Development and President and
                               Chief Executive Officer, Avistar, Inc.                   January 1, 2003
                            Senior Vice President and Chief Financial Officer,
                               and President and Chief Executive Officer,
                               Avistar, Inc.                                         September 14, 2001
                            Senior Vice President and Chief Financial
                               Officer                                                 December 7, 1993

E. Padilla, Jr.......    49 Senior Vice President, Bulk Power
                               Marketing and Development                               February 8, 2000
                            Vice President, Bulk Power Marketing
                               and Development                                        December 14, 1996

W. J. Real...........    54 Senior Vice President, Public Policy                          July 23, 2002
                            Executive Vice President, Power
                               Production and Marketing                                January 18, 1999
                            Senior Vice President, Gas Services                        December 6, 1994

R. A. Lumney.........    36 Vice President, Controller and Chief
                               Accounting Officer                                       January 1, 2003
                            Vice President and Corporate Controller
                               Global Crossing Development Co.                        February 19, 2001
                            Director of Accounting
                               Global Crossing Development Co.                           August 6, 1999
                            Senior Manager
                               Arthur Andersen LLP                                         July 1, 1995
---------------------

         The President is elected annually by the Holding Company Board of Directors. All other officers are elected annually by the Board of Directors of PNM.





                           (Intentionally left blank)

                                     PART II

ITEM 5.       MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

       The Company's common stock is traded on the New York Stock Exchange. Ranges of sales prices of the Company's and its predecessor's common stock, reported as composite transactions (Symbol: PNM), and dividends declared on the common stock for 2002 and 2001, by quarters, are as follows:

                                                 Range of
 Quarter Ended                             Sales Prices           Dividends
 ----------------------             --------------------------
                                        High          Low         Per Share
                                    --------------------------  --------------

 2002
    December 31 ...................    24.67        17.47           $0.22
    September 30 ..................    24.33        17.25            0.22
    June 30 .......................    30.55        23.30            0.22
    March 31 ......................    30.76        25.33            0.22
                                                                    -----
      Fiscal Year .................    30.76        17.25           $0.88
                                                                    =====

 2001
    December 31 ...................    28 17/25     24 7/20         $0.20
    September 30 ..................    33 11/20     24 18/25         0.20
    June 30 .......................    37 4/5       28 7/10          0.20
    March 31 ......................    29 7/20      22 7/8           0.20
                                                                    -----
      Fiscal Year .................    37 4/5       22 7/8          $0.80
                                                                    =====

       On December 10, 2002, the Company's Board of Directors ("Board") declared a quarterly cash dividend of $0.22 per share of common stock payable February 14, 2003, to shareholders of record as of February 3, 2003.

       On January 31, 2003, there were 15,046 holders of record of the Company's common stock.

       See "Part II. Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources - Dividends", for a discussion on the payment of future dividends.






                           (Intentionally left blank)

Cumulative Preferred Stock

       While isolated sales of PNM's cumulative preferred stock have occurred in the past, PNM is not aware of any active trading market for its cumulative preferred stock. Quarterly cash dividends were paid on PNM's cumulative preferred stock at the stated rates during 2002 and 2001.

ITEM 6.       SELECTED FINANCIAL DATA

       The selected financial data should be read in conjunction with the consolidated financial statements, the notes to consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                         2002           2001            2000          1999            1998
                                                     -------------  -------------   -------------  ------------   -------------
                                                                (In thousands except per share amounts and ratios)
Total Operating Revenues............................  $1,168,996      $2,339,817     $1,611,274     $1,157,543     $1,092,445
Earnings from Continuing Operations.................    $ 64,272       $ 150,433      $ 100,946       $ 79,614       $ 95,119
Net Earnings........................................    $ 64,272       $ 150,433      $ 100,946       $ 83,155       $ 82,682
Earnings per Common Share:
  Continuing Operations.............................    $   1.63        $   3.83       $   2.54       $   1.93       $   2.27
  Basic.............................................    $   1.63        $   3.83       $   2.54       $   2.01       $   1.97
  Diluted...........................................    $   1.61        $   3.77       $   2.53       $   2.01       $   1.95
Cash Flow Data:
  Net cash flows provided from operating activities.    $ 97,251       $ 327,346      $ 239,515      $ 213,045      $ 210,988
  Net cash flows used in investing activities.......  $ (200,427)     $ (407,014)    $ (157,500)     $ (55,886)    $ (340,992)
  Net cash flows generated (used)
     by financing activities........................    $ 78,470         $   385      $ (94,723)     $ (98,040)     $ 173,089
Total Assets........................................  $3,026,907      $2,913,788     $2,889,917     $2,723,268     $2,668,603
Long-Term Debt, including current maturities........   $ 980,092       $ 953,884      $ 953,823      $ 988,489     $1,008,614
Common Stock Data:
  Market price per common share at year end.........    $ 23.820        $ 27.950       $ 26.813       $ 16.250       $ 20.438
  Book value per common share at year end...........    $  24.90        $  25.87       $  23.42       $  21.79       $  20.63
  Average number of common shares outstanding.......      39,118          39,118         39,487         41,038         41,774
  Cash dividend declared per common share...........    $   0.88        $   0.80       $   0.80       $   1.00       $   0.60
  Return on Average Common Equity...................         6.2  %         14.8  %        11.1  %         9.5  %         9.9  %
Capitalization:
  Common stock equity...............................        49.2  %         50.8  %        48.6  %        46.7  %        45.4  %
  Preferred stock without mandatory redemption
    Requirements....................................         0.7             0.6            0.7            0.7            0.7
  Long-term debt, less current maturities...........        50.1            48.6           50.7           52.6           53.9
                                                     -------------  --------------  -------------  -------------  -------------
                                                          100.00  %       100.00  %      100.00  %      100.00  %      100.00  %
                                                     =============  ==============  =============  =============  =============

       (See "Comparative Operating Statistics" which appear immediately following the Consolidated Financial Statements for additional information regarding operations.)

        Due to the discontinuance of the natural gas trading operations of its Energy Services Business Unit in 1998, certain prior year amounts have been reclassified as discontinued operations.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

       The Management's Discussion and Analysis of Financial Condition and Results of Operations for PNM Resources, Inc. ("Holding Company") and its Subsidiaries and Public Service Company of New Mexico ("PNM") (collectively, the "Company") is presented on a combined basis. The Holding Company assumed substantially all of the corporate activities of PNM on December 31, 2001. These activities are billed to PNM on a cost basis to the extent they are for the corporate management of PNM. In January 2002, Avistar, Inc. ("Avistar") and certain inactive subsidiaries were transferred by way of a dividend to the Holding Company pursuant to an order from the New Mexico Public Regulation Commission ("PRC"). The reader of this Management's Discussion and Analysis of Financial Condition and Results of Operations should assume that the information presented applies to consolidated results of operations and financial position of both PNM Resources, Inc. and Subsidiaries and PNM, except where the context or references clearly indicate otherwise. Discussions regarding specific contractual obligations generally reference the company that is legally obligated. In the case of contractual obligations of PNM, these obligations are consolidated with PNM Resources, Inc. and its Subsidiaries under Generally Accepted Accounting Principles ("GAAP"). Broader operational discussion references the Company.

       The following is management's assessment of the Company's financial condition and the significant factors affecting the results of operations. This discussion should be read in conjunction with the Company's consolidated financial statements and related notes. Trends and contingencies of a material nature are discussed to the extent known and considered relevant.

                                    OVERVIEW

       The Holding Company is an investor-owned holding company of energy and energy related companies. Its principal subsidiary, PNM, is an integrated public utility primarily engaged in the generation, transmission, distribution and sale and marketing of electricity; transmission, distribution and sale of natural gas within the State of New Mexico; and the sale and marketing of electricity in the Western United States.

       Upon the completion on December 31, 2001 of a one-for-one share exchange between PNM and the Holding Company, the Holding Company became the parent company of PNM. Prior to the share exchange, the Holding Company had existed as a subsidiary of PNM. The new parent company began trading on the New York Stock Exchange under the same PNM symbol beginning on December 31, 2001.

                              COMPETITIVE STRATEGY

       The Company is positioned as a "merchant utility," primarily operating as a regulated energy service provider. The Company is also engaged in the sale and marketing of electricity in the competitive energy market place. As a utility, PNM has an obligation to serve its customers under the jurisdiction of the PRC. As a merchant, PNM markets excess production from the utility, as well as unregulated generation, into a competitive marketplace. The Company also has an electric power marketing operation focused on purchasing wholesale electricity in the open market for future resale or to provide energy to jurisdictional customers in New Mexico when the Company's generation assets cannot satisfy demand. The marketing operations utilize an asset-backed marketing strategy, whereby the Company's aggregate net open position for the sale of electricity is covered by the Company's excess generation capabilities.

       As it currently operates, the Company's principal business segments are Utility Operations, which include Electric Services ("Electric") and Gas Services ("Gas"), and Generation and Marketing Operations ("Generation and Marketing"). Electric consists of two major business lines that include distribution and transmission. The transmission business line does not meet the definition of a segment due to its immateriality and is combined with the distribution business line for disclosure purposes. Unregulated Operations provide energy related services.

       The Electric and Gas Services strategy is directed at supplying reasonably priced and reliable energy to retail customers through customer-driven operational excellence, high quality customer service, cost efficient processes, and improved overall organizational performance.

       The Generation and Marketing strategy calls for increased asset-backed marketing and generation capacity supported by long-term contracts, balanced with stringent risk management policies. The Company's future growth plans call for approximately 75% of its new generation portfolio to be committed through long-term contracts, including sales to retail customers. Growth will be dependent on market development, and upon the Company's ability to generate funds for the Company's future expansion. Although the current environment has led the Company to scale back its expansion plans, the Company will continue to operate in the wholesale market. Expansion of the Company's generating portfolio will depend upon acquiring favorably priced assets at strategic locations and securing long-term commitments for the purchase of power from the acquired plants.









                           (Intentionally left blank)

                              RESULTS OF OPERATIONS

      Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Consolidated

       The Company's net earnings available to common shareholders for the year ended December 31, 2002 were $63.7 million, a 57.5% decrease in net earnings from $149.8 million in 2001. This decrease primarily reflects the slowdown in the wholesale electric market, where both prices and market liquidity were significantly lower than the prior year. Despite the slowdown in the wholesale electric market, PNM's electric utility operations recorded an operating income growth of 5.3%. This growth came from a combination of load growth and cost savings, demonstrating the balance the regulated utility provides in the Company's "merchant utility" strategy.

       Earnings in 2002 and 2001 were affected by certain non-recurring gains and charges. These special items are detailed in the individual business segment discussions below. The following table enumerates these non-recurring charges and shows their effect on diluted earnings per share, in thousands, except per share amounts.

                                                           2002                           2001
                                                ----------------------------  ------------------------------
                                                                   EPS                             EPS
                                                  Earnings      (Diluted)        Earnings       (Diluted)
                                                -------------- -------------  --------------- --------------
Net Earnings Available for Common
   Shareholders...............................       $63,686         $1.61         $149,847          $3.77
                                                -------------- -------------  --------------- --------------
Adjustment for Special (Gains) and Charges
  (net of income tax effects):
  Realignment costs...........................         5,337          0.14              -               -
  Transmission line project write-off.........         2,911          0.07              -               -
  PVNGS and Four Corners severance costs......           942          0.03
  Contribution to PNM Foundation..............             -             -            3,021           0.08
  Nonrecoverable coal
    mine decommissioning costs................             -             -            7,840           0.20
  Write-off of Avistar investments............             -             -            7,907           0.20
  Western Resources acquisition and
    legal costs...............................        (1,471)        (0.04)          10,859           0.27
                                                -------------- -------------   -------------- --------------
    Total.....................................         7,719          0.20           29,627           0.75
                                                -------------- -------------   -------------- --------------
Net Earnings Available For Common
   Shareholders Excluding Special Gains
   and Charges                                       $71,405         $1.81        $179,474           $4.52
                                                ============== =============   =============  ==============

       To adjust reported net earnings and diluted earnings per share to exclude the non-recurring gains and charges, gains, net of income tax expense, are subtracted from reported net earnings under GAAP, and charges, net of income tax benefit, are added back to reported net earnings under GAAP.

       The following discussion is based on the financial information presented in the Consolidated Financial Statements - Segment Information note in the Notes to Consolidated Financial Statements.

Utility Operations

Electric

       The table below sets forth the operating results for the Electric business segment.

                                                    Year Ended December 31,
                                             --------------------------------------
                                                   2002                 2001               Variance
                                             -----------------    -----------------    ------------------
                                                                   (In thousands)
Operating revenues:
  External customers.......................        $ 570,089            $ 559,226              $ 10,863
  Intersegment revenues....................              707                  707                     -
                                             -----------------    -----------------    ------------------
  Total revenues...........................          570,796              559,933                10,863
                                             -----------------    -----------------    ------------------
Cost of energy sold........................            3,888                5,102                (1,214)
Intersegment purchases.....................          348,935              341,608                 7,327
                                             -----------------    -----------------    ------------------
  Total cost of energy.....................          352,823              346,710                 6,113
                                             -----------------    -----------------    ------------------
Gross margin...............................          217,973              213,223                 4,750
                                             -----------------    -----------------    ------------------
Administrative and other...................           52,660               48,821                 3,839
Depreciation and amortization..............           34,025               32,666                 1,359
Transmission and distribution costs........           34,236               37,376                (3,140)
Taxes other than income taxes..............           12,482               12,336                   146
Income taxes...............................           24,121               24,607                  (486)
                                             -----------------    -----------------    ------------------
  Total non-fuel operating expenses........          157,524              155,806                 1,718
                                             -----------------    -----------------    ------------------
Operating income...........................         $ 60,449             $ 57,417              $  3,032
                                             -----------------    -----------------    ------------------

       Operating revenues increased $10.9 million or 1.9% for the period to $570.8 million. Retail electricity delivery grew 2.1% to 7.4 million MWh in 2002 compared to 7.3 million MWh delivered in the prior year, resulting in increased revenues of $14.4 million year-over-year. This volume increase was the result of a weather-driven increase in consumption and continued customer growth. Year over year, customer growth was 1.8%. This increase in revenues was partially offset by a decrease of $3.4 million in revenues from third party sales of the Company's transmission capacity due to the slowdown in the wholesale market.

       The following table shows electric revenues by customer class and average customers:

                                Electric Revenues
                                 (In thousands)

                                                          Year Ended
                                                         December 31,
                                                   --------------------------
                                                      2002          2001
                                                   ------------  ------------
        Residential..........................         $ 197,174     $ 187,600
        Commercial...........................           247,800       242,372
        Industrial...........................            82,009        82,752
        Other................................            43,813        47,209
                                                   ------------  ------------
                                                      $ 570,796     $ 559,933
                                                   ============  ============
        Average customers....................           384,478       377,589
                                                   ============  ============

       The following table shows electric sales by customer class:

                                 Electric Sales
                                (Megawatt hours)

                                                          Year Ended
                                                         December 31,
                                                      2002          2001
                                                   ------------  ------------
        Residential..........................         2,298,542     2,197,889
        Commercial...........................         3,254,576     3,213,208
        Industrial...........................         1,612,723     1,603,266
        Other................................           240,665       240,934
                                                   ------------  ------------
                                                      7,406,506     7,255,297
                                                   ============  ============

       The gross margin, or operating revenues minus cost of energy sold, increased $4.8 million or 2.2%, which reflects the increased energy sales. Electric exclusively purchases power from Generation and Marketing at internally developed prices, which are not based on market rates. These intercompany revenues and expenses are eliminated in the consolidated results.

       Total non-fuel operating expenses increased $1.7 million or 1.1%. Administrative and other costs increased $3.8 million or 7.9% due to higher allocated corporate administrative costs of $5.7 million, partially offset by lower bad debt expense of $1.5 million as a result of collection improvements and the absence of losses from the bankruptcy of a significant customer in 2001. Depreciation and amortization increased $1.4 million or 4.2% for the year due to the purchase of transmission plant assets in early 2002. Transmission and distribution costs decreased $3.1 million or 8.4% primarily due to maintenance performed in 2001 to improve system reliability, which did not recur in 2002. Income taxes, which include taxes associated with interest charges, decreased $0.5 million or 2.0% due to lower pre-tax income.

Gas

       The table below sets forth the operating results for the Gas business segment.

                                                              Gas
                                                    Year Ended December 31,
                                             ---------------------------------------
                                                   2002                  2001             Variance
                                             ------------------    -----------------   ----------------
                                                                  (In thousands)
Operating revenues.........................         $ 272,118            $ 385,418          $(113,300)
Total cost of energy.......................           139,045              251,296           (112,251)
                                             ------------------    -----------------   ----------------
Gross margin...............................           133,073              134,122             (1,049)
                                             ------------------    -----------------   ----------------
Administrative and other...................            53,012               53,093                (81)
Depreciation and amortization..............            20,964               21,465               (501)
Transmission and distribution costs........            29,306               31,072             (1,766)
Taxes other than income taxes..............             7,793                6,881                912
Income taxes...............................             3,346                3,881               (535)
                                             ------------------    -----------------   ----------------
  Total non-fuel operating expenses........           114,421              116,392             (1,971)
                                             ------------------    -----------------   ----------------
Operating income...........................         $  18,652            $  17,730            $   922
                                             ------------------    -----------------   ----------------

       Operating revenues decreased $113.3 million or 29.4% for the period to $272.1 million, primarily because of lower natural gas prices in 2002 as compared to 2001 and a decrease in gas sales volumes of 6.0%, largely resulting from fewer purchases from Generation and Marketing to support gas-fired generation. Despite the volume decline, customer growth was approximately 2.0%. PNM purchases natural gas in the open market and resells it at cost to its distribution customers. As a result, increases or decreases in gas revenues driven by gas costs do not impact the Company's consolidated gross margin or earnings.

       The following table shows gas revenues by customer and average customers:

                                  Gas Revenues
                                 (In thousands)

                                                         Year Ended
                                                        December 31,
                                                     2002          2001
                                                  ------------  ------------

       Residential..........................         $ 172,200     $ 232,321
       Commercial...........................            52,530        68,895
       Industrial...........................             2,872        27,519
       Transportation*......................            17,735        20,188
       Other................................            26,781        36,495
                                                  ------------  ------------
                                                     $ 272,118     $ 385,418
                                                  ============  ============
       Average customers....................           443,396       434,591
                                                  ============  ============

       The following table shows gas throughput by customer class:

                                 Gas Throughput
                            (Thousands of decatherms)

                                                         Year Ended
                                                        December 31,
                                                     2002          2001
                                                  ------------  ------------
       Residential...........................           29,627        27,848
       Commercial............................           12,009        10,421
       Industrial............................              749         3,920
       Transportation*.......................           44,889        51,395
       Other.................................            4,806         4,355
                                                  ------------  ------------
                                                        92,080        97,939
                                                  ============  ============

       *Customer-owned gas.

       The gross margin, or operating revenues minus cost of energy sold, decreased $1.0 million or 0.8%. This decrease is due mainly to lower consumption of gas for electric generation of $6.0 million partially offset by a 2.0% growth in customer base of $5.0 million. Gross margin is expected to decrease in 2003 due to the expiration of a rate rider in January 2003. The Company currently believes that gas assets are not earning an adequate level of return. As a result, the Company filed a request for increased rates in January 2003. The Company's last gas rate case filing was in October 1997.

       Total non-fuel operating expenses decreased $2.0 million or 1.7%. Administrative and other costs decreased only slightly from the prior year. In 2002, the Company recognized lower bad debt expense of $3.0 million because of collection improvements and the absence of losses from the bankruptcy of a significant customer in 2001, lower amortization costs of $1.2 million for SFAS 106 deferred costs (which were fully amortized in 2001), and lower consulting expenses of $0.5 million in connection with cost control and process improvement initiatives in 2001 and lower legal expenses of $0.5 million for routine business matters. These decreases were mostly offset by higher allocated corporate administrative costs of $5.6 million. Transmission and distribution costs decreased $1.8 million or 5.7% primarily due to maintenance performed in 2001 to improve system reliability, which did not recur in 2002. Taxes other than income taxes increased $0.9 million or 13.3% due to the absence of favorable audit outcomes by certain tax authorities recognized in 2001. Income taxes, which include income taxes for interest charges, decreased $0.5 million or 13.8% due to lower pre-tax income.

Generation and Marketing Operations

       The table below sets forth the operating results for the Generation and Marketing business segment.

                                                    Generation and Marketing
                                                    Year Ended December 31,
                                            -----------------------------------------
                                                  2002                   2001               Variance
                                            ------------------     ------------------   -----------------
                                                                   (In thousands)
Operating revenues:
  External customers......................         $ 325,385             $1,393,635        $ (1,068,250)
  Intersegment revenues...................           348,935                341,608               7,327
                                            ------------------     ------------------   -----------------
  Total revenues..........................           674,320              1,735,243          (1,060,923)
                                            ------------------     ------------------   -----------------
Cost of energy sold.......................           406,310              1,267,887            (861,577)
Intersegment purchases....................               707                    707                   -
                                            ------------------     ------------------   -----------------
  Total cost of energy....................           407,017              1,268,594            (861,577)
                                            ------------------     ------------------   -----------------
Gross margin..............................           267,303                466,649            (199,346)
                                            ------------------     ------------------   -----------------
Administrative and other..................            35,452                 34,730                 722
Energy production costs...................           146,901                149,585              (2,684)
Depreciation and amortization.............            43,837                 42,766               1,071
Taxes other than income taxes.............            11,060                  8,865               2,195
Income taxes..............................             5,316                 80,138             (74,822)
                                            ------------------     ------------------   -----------------
  Total non-fuel operating expenses.......           242,566                316,084             (73,518)
                                            ------------------     ------------------   -----------------
Operating income..........................          $ 24,737              $ 150,565          $ (125,828)
                                            ------------------     ------------------   -----------------

       Operating revenues declined $1.1 billion or 61.1% for the year to $674.3 million. This decrease in wholesale electricity sales primarily reflects the slowdown in the wholesale electric market, which resulted from steep declines in wholesale prices and market liquidity as compared to the prior year period.

       The significantly higher wholesale pricing in 2001 was driven by increased demand in California, a lack of generating assets to serve the market and the impact of warm weather. By contrast, 2002 has seen relatively mild weather in the West, an abundance of low cost hydropower and weak economic conditions in the region. As a result, the average price realized by the Company fell to approximately $34 per MWh in 2002 versus $111 per MWh in 2001. The low wholesale prices are expected to continue into 2003.

       The decline in merchant sales volumes reflect the reduction in market participants in the wholesale market caused by bankruptcy, reduced credit quality of firms in the market and firms exiting the wholesale market. There are also significant unresolved legal, political and regulatory issues that had a dampening effect on activity in the marketplace. As a result, the Company's spot market and short-term sales have declined significantly. The Company delivered wholesale (bulk) power of 9.5 million MWh of electricity for the year ended December 31, 2002, compared to 12.6 million MWh for the same period in 2001.

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

       The following table shows revenues by customer class:

                        Generation and Marketing Revenues
                                 (In thousands)

                                                         Year Ended
                                                        December 31,
                                                    2002            2001
                                               --------------- ---------------

       Intersegment sales.................          $348,935       $ 341,608
       Long-term contract.................            40,132          77,250
       Other merchant sales*..............           266,956       1,313,739
       Other..............................            18,297           2,646
                                               --------------- ---------------
                                                    $674,320      $1,735,243
                                               =============== ===============

       *Includes mark-to-market gains/(losses).

       The following table shows sales by customer class:

                         Generation and Marketing Sales
                                (Megawatt hours)

                                                        Year Ended
                                                       December 31,
                                                   2002            2001
                                              --------------- ---------------

       Intersegment sales.................         7,406,506       7,255,297
       Long-term contract.................           844,168       1,463,031
       Other merchant sales...............         8,605,987      11,114,069
                                              --------------- ---------------
                                                  16,856,661      19,832,397
                                              =============== ===============

       The gross margin, or operating revenues minus cost of energy sold, decreased $199.3 million or 42.7%. Lower margins were created primarily by weak pricing, less price volatility and lower market liquidity. In addition, unexpected outages at Four Corners reduced availability of power for wholesale sales. These lower margins were partially offset by a favorable change in the mark-to-market position of the marketing portfolio of $55.3 million year-over-year ($29.5 million gain in 2002 versus $25.8 million loss in 2001). A majority of the gain in 2002 represents the reversal of previously recognized mark-to-market losses.

       Total non-fuel operating expenses decreased $73.5 million or 23.3%. Administrative and other costs increased $0.7 million or 2.1% for the year. This increase is primarily due to higher corporate administrative cost allocations of $4.9 million, partially offset by an adjustment of $1.6 million to prior year San Juan Generating Station ("SJGS") participant billings (the Company is the operator of SJGS and shares costs with other owners) and lower costs of $2.3 million resulting from increased capital activity for generation expansion. Energy production costs decreased $2.7 million or 1.8% for the period reflecting the benefits of $2.3 million for the acceleration into 2001 of a planned outage at SJGS, decreased costs of $3.5 million for planned outages at SJGS and an adjustment of $3.6 million to prior year Palo Verde Nuclear Generating Station ("PVNGS") billings from Arizona Public Service Company, the operator of PVNGS. These cost decreases were partially offset by costs of $4.0 million related to the future expansion of Afton Generating Station ("Afton"), severance costs of $1.6 million at PVNGS and Four Corners Power Plant ("Four Corners"), costs of $1.4 million for planned and unplanned outages at Four Corners and costs of $0.8 million at Lordsburg Generating Station ("Lordsburg"), which became fully operational in June 2002. Depreciation and amortization increased $1.1 million or 2.5% due to the addition of Lordsburg. Taxes other than income taxes increased $2.2 million or 24.8% reflecting adjustments recorded in the prior year for favorable audit outcomes by certain tax authorities. Income taxes, which include income taxes for interest charges, decreased $74.8 million or 93.4% due to a decline in pre-tax income.

Corporate

       Corporate administrative and general costs, which represent costs that are driven primarily by corporate-level activities, increased $3.0 million or 3.2% for the period to $95.4 million. This increase was due to severance costs of $8.8 million resulting from a realignment of the Company's business structure (the "Realignment"), higher labor of $8.2 million resulting from a transfer of employees from operations to corporate and outside services of $2.9 million primarily related to audit and other consulting services. These increases were partially offset by lower bonus expense of $11.9 million in the current year resulting from lower earnings projections and lower costs of $4.6 million resulting from the reduction of certain unregulated activities. In accordance with EITF 94-3, Liability Recognition for Certain Employee - Termination Benefits and other Costs to Exit an Activity ("EITF 94-3"), the Company incurred a liability of $8.8 million for severance and other related costs associated with the involuntary termination of employees in connection with the realignment. As of December 31, 2002, $3.0 million of severance-related benefits were paid and charged against the liability.

Other Non-Operating

       Other income decreased by $3.8 million or 7.3% reflecting lower year-over-year returns on investments reflecting market conditions.

       Other deductions decreased $54.9 million or 81.7% primarily due to charges in 2001 that did not recur in 2002. In 2001, the Company recognized charges for the write-off of an Avistar investment of $13.1 million, the write-off of non-recoverable coal mine decommissioning costs of $13.0 million, non-recoverable regulatory costs of $11.1 million, a contribution to the PNM Foundation of $5.0 million, and certain costs related to the Company's now terminated acquisition of Western Resources' electric utility operations of $18.0 million. In 2002, the Company recognized a gain from the reversal of a reserve of $2.4 million to reflect the early, successful resolution of the litigation stemming from the terminated Western Resources transaction and a charge of $4.8 million for the cancellation of a transmission line project.

Income Taxes

       The Company's consolidated income tax expense was $33.0 million for the year ended December 31, 2002, compared to $81.1 million for the year ended December 31, 2001. The decrease was due to the impact of lower earnings and a decline in the effective tax rate. The Company's effective income tax rates for the years ended December 31, 2002 and 2001 were 33.95% and 35.02%, respectively. The decrease in the effective rate year over year was due to the reduction in earnings in 2002 without a corresponding reduction in permanent tax benefits and the recognition of certain affordable housing and research and development credits in 2002.










                           (Intentionally left blank)

      Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Consolidated

       The Company's net earnings available to common shareholders for the year ended December 31, 2001 were $149.8 million, a 49.3% increase over net earnings of $100.4 million in 2000. This increase reflects strong market pricing and an active wholesale electric market in the Western United States in the first half of 2001 and continuing growth in utility operations.

       Earnings in both 2001 and 2000 were affected by certain special gains and non-recurring charges. These special items are detailed in the individual business segment discussions below. The following table enumerates these special gains and non-recurring charges and shows their effect on diluted earnings per share, in thousands, except per share amounts.

                                                           2001                           2000
                                                ----------------------------  ------------------------------
                                                                   EPS                             EPS
                                                  Earnings      (Diluted)        Earnings       (Diluted)
                                                -------------- -------------  --------------- --------------
Net Earnings Available for Common
   Shareholders...............................      $149,847         $3.77         $100,360          $2.53
                                                -------------- -------------  --------------- --------------
Adjustment for Special (Gains) and Charges
  (net of income tax effects):
  Contribution to PNM Foundation..............         3,021          0.08              -               -
  Nonrecoverable coal
    mine decommissioning costs................         7,840          0.20              -               -
  Write-off of Avistar investments............         7,907          0.20              -               -
  Settlement of lawsuit.......................             -             -           (8,306)         (0.21)
  Resolution of two gas rate claims...........             -             -           (2,808)         (0.07)
  Impairment of certain regulatory assets.....             -             -            6,552           0.16
  Costs for the acquisition of long-term
    wholesale customer........................             -             -            2,740           0.07
  Western Resources acquisition costs.........        10,859          0.27            4,047           0.10
                                                -------------- -------------   -------------- --------------
    Total.....................................        29,627          0.75            2,225           0.05
                                                -------------- -------------   -------------- --------------
Earnings Available For Common
   Shareholders Excluding Special Gains
   and Charges................................      $179,474         $4.52         $102,585          $2.58
                                                ============== =============   =============  ==============

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

                          Year Ended December 31, 2001

                                                        Electric
                                                 Year Ended December 31,
                                          ---------------------------------------
                                                2001                  2000               Variance
                                          -----------------      ----------------     ----------------
                                                                (In thousands)
Operating revenues:
  External customers....................         $559,226             $ 538,758             $ 20,468
  Intersegment revenues.................              707                   707                    -
                                          -----------------      ----------------     ----------------
  Total revenues........................          559,933               539,465               20,468
                                          -----------------      ----------------     ----------------
Cost of energy sold.....................            5,102                 5,048                   54
Intersegment purchases..................          341,608               324,744               16,864
                                          -----------------      ----------------     ----------------
  Total cost of energy..................          346,710               329,792               16,918
                                          -----------------      ----------------     ----------------
Gross margin............................          213,223               209,673                3,550
                                          -----------------      ----------------     ----------------
Administrative and other................           48,821                46,905                1,916
Depreciation and amortization...........           32,666                31,480                1,186
Transmission and distribution costs.....           37,376                33,092                4,284
Taxes other than income taxes...........           12,336                14,102               (1,766)
Income taxes............................           24,607                27,743               (3,136)
                                          -----------------      ----------------     ----------------
  Total non-fuel operating expenses.....          155,806               153,322                2,484
                                          -----------------      ----------------     ----------------
Operating income........................         $ 57,417              $ 56,351              $ 1,066
                                          -----------------      ----------------     ----------------

       Operating revenues increased $20.5 million or 3.8% for the period to $559.9 million. Retail electricity delivery grew 2.3% to 7.3 million MWh in 2001 compared to 7.1 million MWh delivered in the prior year period, resulting in increased revenues of $8.9 million year-over-year. This volume increase was the result of load growth from economic expansion in New Mexico. In addition, revenues from third party use of the Company's transmission system increased $9.6 million as a result of additional contracts from increased activity in the Western power market. Revenues also benefited from a $1.1 million increase in revenue from property leasing.

       The following table shows electric revenues by customer class and average customers:

                                Electric Revenues
                                 (In thousands)

                                                         Year Ended
                                                        December 31,
                                                     2001          2000
                                                  ------------  ------------
       Residential..........................         $ 187,600     $ 186,133
       Commercial...........................           242,372       238,243
       Industrial...........................            82,752        79,671
       Other................................            47,209        35,418
                                                  ------------  ------------
                                                     $ 559,933     $ 539,465
                                                  ============  ============
       Average customers....................           377,589       368,506
                                                  ============  ============

       The following table shows electric sales by customer class:

                                 Electric Sales
                                (Megawatt hours)

                                                         Year Ended
                                                        December 31,
                                                     2001          2000
                                                  ------------  ------------
       Residential..........................         2,197,889     2,171,945
       Commercial...........................         3,213,208     3,133,996
       Industrial...........................         1,603,266     1,544,367
       Other................................           240,934       238,635
                                                  ------------  ------------
                                                     7,255,297     7,088,943
                                                  ============  ============

       The gross margin, or operating revenues minus cost of energy sold, increased $3.6 million, which reflects the increased energy sales, transmission revenue and property leasing revenue, partially offset by higher cost for the electricity sold to retail customers. Electric exclusively purchases power from Generation and Marketing at Company developed prices which are not based on market rates. These intercompany revenues and expenses are eliminated in the consolidated results.

       Total non-fuel operating expenses increased $2.5 million or 1.6%. Administrative and general costs increased $1.9 million or 4.1% for the period. This increase is primarily due to higher allocated corporate administrative costs of $5.0 million. Consulting expenses focused on cost control and process improvement initiatives also contributed to the increase. These increases were partially offset by lower bad debt and collection expense of $3.4 million. By December 2000, the Company had resolved most of the problems associated with implementing its new billing system. As a result, bad debt expense was significantly lower in 2001. Depreciation and amortization increased $1.2 million or 3.8% due to a higher depreciable plant base. Transmission and distribution costs increased $4.3 million or 12.9% primarily due to a non-recurring increase in maintenance to improve reliability for the transmission and distribution systems. Taxes other than income taxes decreased $1.8 million or 12.5% reflecting favorable audit outcomes by certain tax authorities and tax planning strategies in 2001. Income taxes, which include taxes associated with interest charges, decreased $3.1 million or 11.3% due to lower pre-tax income.

Gas

       The table below sets forth the operating results for the Gas business segment.

                                                  Year Ended December 31,
                                            -------------------------------------
                                                 2001                 2000             Variance
                                            ---------------      ----------------    --------------
                                                                (In thousands)
Operating revenues........................      $ 385,418             $ 319,924          $ 65,494
Total cost of energy......................        251,296               195,334            55,962
                                            ---------------      ----------------    --------------
Gross margin..............................        134,122               124,590             9,532
                                            ---------------      ----------------    --------------
Administrative and other..................         53,093                44,104             8,989
Depreciation and amortization.............         21,465                19,994             1,471
Transmission and distribution costs.......         31,072                27,206             3,866
Taxes other than income taxes.............          6,881                 8,502            (1,621)
Income taxes..............................          3,881                 5,680            (1,799)
                                            ---------------      ----------------    --------------
  Total non-fuel operating expenses.......        116,392               105,486            10,906
                                            ---------------      ----------------    --------------
Operating income..........................       $ 17,730             $  19,104          $ (1,374)
                                            ---------------      ----------------    --------------

       Operating revenues increased $65.5 million or 20.5% for the period to $385.4 million. The Company purchases natural gas in the open market and resells it at cost to its distribution customers. As a result, increased gas revenues driven by increased gas costs do not impact the Company's gross margin or earnings. The revenue increase was driven primarily by a 17.6% increase in average gas prices in the first half of 2001, resulting from increased market demand. In addition, a 3.1% volume increase and a gas rate increase, which became effective October 30, 2000 contributed to the increase. The gas rate increase added $7.8 million of revenue. Transportation volume increased 14.5% or $6.0 million. This growth was primarily attributed to gas transportation customers whose increased demand was driven by the strong power market in the Western United States during the first half of 2001. Approximately $28.1 million of gas revenue in 2001 was attributable to sales to the Company's Generation and Marketing Operations.




                           (Intentionally left blank)

       The following table shows gas revenues by customer and average customers:

                                  Gas Revenues
                                 (In thousands)

                                                         Year Ended
                                                        December 31,
                                                     2001          2000
                                                  ------------  ------------
       Residential..........................         $ 232,321     $ 191,231
       Commercial...........................            68,895        52,964
       Industrial...........................            27,519        24,206
       Transportation*......................            20,188        14,163
       Other................................            36,495        37,360
                                                  ------------  ------------
                                                     $ 385,418     $ 319,924
                                                  ============  ============
       Average customers....................           434,591       434,943
                                                  ============  ============

       The following table shows gas throughput by customer class:

                                 Gas Throughput
                            (Thousands of decatherms)

                                                         Year Ended
                                                        December 31,
                                                     2001          2000
                                                  ------------  ------------
       Residential...........................           27,848        28,810
       Commercial............................           10,421         9,859
       Industrial............................            3,920         5,038
       Transportation*.......................           51,395        44,871
       Other.................................            4,355         6,426
                                                  ------------  ------------
                                                        97,939        95,004
                                                  ============  ============

       *Customer-owned gas.

       The gross margin, or operating revenues minus cost of energy sold, increased $9.5 million or 7.7%. This increase is due to the rate increase and higher transportation volumes.

       Total non-fuel operating expenses increased $10.9 million or 10.3%. Administrative and general costs increased $9.0 million or 20.4%. This increase is due to higher allocated corporate administrative costs of $6.3 million and consulting expenses incurred in connection with cost control and process improvement initiatives, partially offset by decreased bad debt and collection costs of $1.8 million. Depreciation and amortization increased $1.5 million or 7.4% for the period due to a higher depreciable plant base. Transmission and distribution costs increased $3.9 million or 14.2% primarily due to a non-recurring increase in maintenance to improve reliability for the transmission and distribution systems, as the Company continues to focus on improving reliability and effectiveness of its retail distribution system. Taxes other than income taxes decreased $1.6 million or 19.1% due to favorable audit outcomes by certain tax authorities. Income taxes, which include taxes for interest charges, decreased $1.8 million or 31.7% due to lower pre-tax income.

Generation and Marketing Operations

       The table below sets forth the operating results for the Generation and Marketing business segment.

                                                  Year Ended December 31,
                                            ------------------------------------
                                                 2001                 2000             Variance
                                            ----------------      --------------    ----------------
                                                                (In thousands)
Operating revenues:
  External customers......................     $ 1,393,635           $ 750,434           $ 643,201
  Intersegment revenues...................         341,608             324,744              16,864
                                            ----------------      --------------    ----------------
  Total revenues..........................       1,735,243           1,075,178             660,065
                                            ----------------      --------------    ----------------
Cost of energy sold.......................       1,267,887             749,499             518,388
Intersegment purchases....................             707                 707                   -
                                            ----------------      --------------    ----------------
  Total cost of energy....................       1,268,594             750,206             518,388
                                            ----------------      --------------    ----------------
Gross margin..............................         466,649             324,972             141,677
                                            ----------------      --------------    ----------------
Administrative and other..................          34,730              32,886               1,844
Energy production costs...................         149,585             137,202              12,383
Depreciation and amortization.............          42,766              41,559               1,207
Taxes other than income taxes.............           8,865              11,457              (2,592)
Income taxes..............................          80,138              23,417              56,721
                                            ----------------      --------------    ----------------
  Total non-fuel operating expenses.......         316,084             246,521              69,563
                                            ----------------      --------------    ----------------
Operating income..........................       $ 150,565            $ 78,451            $ 72,114
                                            ----------------      --------------    ----------------

       A significant increase in regional wholesale electric prices occurred in the first half of 2001 and the second half of 2000. This increase was caused by, among other things, the power supply/demand imbalance in the Western United States, a lack of generating assets to serve the market and increased natural gas prices. The high wholesale prices seen in 2001 and 2000 did not recur in 2002. At the end of the second quarter of 2001, the market experienced declining price levels. This trend continued in the last half of 2001. As a result, market liquidity - the opportunity to buy and resell power profitably in the marketplace - also declined reflecting the bankruptcy of a major, market participant and limited price volatility.

       Operating revenues grew $660.1 million or 61.4% for the period to $1.7 billion. This increase in wholesale electricity sales primarily reflects the strong regional wholesale electric prices in the first half of 2001. The Company delivered wholesale (bulk) power of 12.6 million MWh of electricity in 2002, compared to 12.4 million MWh in the prior period. The average price realized by the Company increased to approximately $111 per MWh in 2001 compared to $61 per MWh in 2000. Wholesale revenues from third-party customers increased from $750.4 million to $1.4 billion, an 85.7% increase.

       The following table shows revenues by customer class:

                        Generation and Marketing Revenues
                                 (In thousands)

                                                        Year Ended
                                                       December 31,
                                                   2001             2000
                                              ---------------- ---------------

       Intersegment sales.................         $ 341,608       $ 324,744
       Long-term contract.................            77,250          87,731
       Other merchant sales*..............         1,313,739         655,881
       Other..............................             2,646           6,822
                                              ---------------- ---------------
                                                  $1,735,243      $1,075,178
                                              ================ ===============

       *Includes mark-to-market gains/(losses).

       The following table shows sales by customer class:

                         Generation and Marketing Sales
                                (Megawatt hours)

                                                         Year Ended
                                                        December 31,
                                                    2001             2000
                                               ---------------- ---------------

       Intersegment sales...................         7,255,297       7,088,943
       Long-term contract...................         1,463,031         330,003
       Other merchant sales.................        11,114,069      12,022,125
                                               ---------------- ---------------
                                                    19,832,397      19,441,071
                                               ================ ===============

       The gross margin, or operating revenues minus cost of energy sold, increased $141.7 million or 43.6%. The Company's margin benefits significantly from rising gas prices as most of the Company's generation portfolio is fueled by stable priced fuel sources, such as coal and uranium. As the increase in gas prices puts upward pressure on electricity prices, the profitability of the Company's stable low-cost generation increases significantly. Margin also benefited from the Company's power marketing activities. The Company buys and then resells electricity in the market generating incremental margin by taking advantage of price changes in the electricity sales market. In addition, the Company also tailors electric deliveries for its wholesale customers creating incremental margin opportunities. Generally, as market prices decline, marketing volumes rise supporting margin levels in lower price electric markets. These higher margins were partially offset by an unfavorable change in the mark-to-market position of the marketing portfolio of $21.0 million year-over-year ($25.8 million loss in 2001 versus $4.8 million loss in 2000) as the Western power market deterioration in the latter half of 2001 resulted in a reduction of the Company's merchant energy portfolio.

       Total non-fuel operating expenses increased $69.6 million or 28.2%. Administrative and general costs increased $1.8 million or 5.6% for the period. This increase is primarily due to higher allocated corporate administrative costs of $5.4 million and higher power marketing expenses of $1.0 million mainly for additional incentive bonuses and consulting fees and other expenses of $0.6 million related to business development and process improvement. This increase was partially offset by lower year-over-year Generation and Marketing business development costs of $4.5 million due to significant costs related to the acquisition of a long-term wholesale customer. Energy production costs increased $12.4 million or 9.0% for the year. The increase is primarily due to higher maintenance costs of $7.9 million in 2001 resulting from scheduled and unscheduled outages at PVNGS, SJGS and Reeves Generating Station ("Reeves"), additional incentive bonuses of $0.5 million at SJGS, and increased operations costs of $1.2 million for generation at Reeves, one of the Company's gas generation facilities, which has a higher cost of production than the Company's coal and nuclear facilities. This increase was partially offset by lower maintenance costs of $1.3 million at Four Corners as a result of decreased outage time. A significant unscheduled outage occurred in the fall of 2001 at SJGS, which resulted in higher costs of $2.3 million in 2001. The Company took advantage of the outage to accelerate its outage scheduled for the spring of 2002. As a result, maintenance costs and the related lost market potential of the accelerated outage was avoided in the spring of 2002. Depreciation and amortization increased $1.2 million or 2.9% for the period due to a higher depreciable plant base. Taxes other than income taxes decreased $2.6 million or 22.6% as a result of favorable audit outcomes by certain tax authorities. Income taxes, which include taxes for interest charges, increased $56.7 million or 242.2% due to an increase in pre-tax income.

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

       Due to the cessation of much of Avistar's historic operations, business activity declined significantly. Revenues decreased 30.8% for the period to $1.5 million. Operating losses for Avistar decreased from $4.6 million in 2000 to $4.2 million in 2001 primarily due to decreased costs as a result of the shutdown of certain operations. In January 2002, Avistar was transferred by way of a dividend to Holding Company by PNM.

Corporate

       Corporate administrative and general costs, which represent costs that are driven exclusively by corporate-level activities, increased $13.3 million or 16.8% for the period to $92.4 million. This increase was due to increased pension and post-retirement benefits expense of $9.9 million and higher legal costs of $0.8 million associated with routine business operations.

Other Non-Operating Costs

       Other income decreased $14.1 million for the year. In 2000, the Company recognized a gain of $13.8 million related to the settlement of a lawsuit.

       Other deductions increased $55.3 million for the year. In 2001, the Company recorded charges of $13.1 million to write-off certain permanently impaired Avistar investments, $13.0 million of non-recoverable coal mine decommissioning costs previously established as a regulatory asset, non-recoverable regulatory costs of $11.1 million, a donation of $5.0 million to the PNM Foundation and a charge of $18.0 million related to the Company's terminated acquisition of Western Resources. In 2000, the Company recognized gains of $4.5 million for the reversal of certain reserves associated with the resolution of two gas rate claims and $2.4 million related to the Company's hedge of certain non-qualified retirement plan trust assets. In addition, in 2000, the Company recorded charges of $12.5 million related to the Company's terminated acquisition of Western Resources.

Income Taxes

       The Company's consolidated income tax expense was $81.1 million in the twelve months ended December 31, 2001, an increase of $6.7 million for the year. This increase was due to higher earnings in 2001. The Company's effective income tax rates for the years ended 2001 and 2000 were 35.02% and 42.41%, respectively. In 2001, the Company determined that $6.6 million of valuation allowances taken against certain income tax related regulatory assets were no longer required due to changes in the evaluation of its regulatory strategy in light of the holding company filing in May 2001. In 2000, when the allowance was established, management believed these income-tax-related regulatory assets would not be recoverable based on the probable regulatory outcome of industry restructuring in New Mexico. Currently, management fully expects to recover these costs in future rate cases, a situation that was not possible prior to the delay of open access in New Mexico. Excluding the impact of the valuation reserve changes, the Company's effective income tax rates for the years ended 2001 and 2000 were 37.85% and 38.67%, respectively. The decrease in the effective rate was primarily due to the favorable tax treatment received on 2001 equity earnings from a passive investment.

                               FUTURE EXPECTATIONS

       On January 2, 2003, the Company announced that it expects 2003 earnings for the twelve months to be in the range of $1.80 to $2.05. Although the Company's electric utility continues to perform well, the depressed level of wholesale prices in the West, coupled with the significantly decreased marketing activity in that market, has severely limited the earnings potential of Generation and Marketing. This estimated range is based on a number of factors, including growth rates in the New Mexico service territory, wholesale prices, merchant sales velocity (ability to market around assets) and spark spread.

       Please note that the following are simplifying guidelines that attempt to quantify a number of complex and interdependent factors affecting the Company's earnings. These are provided to generally assist investors in developing their own independent assessment of the Company's future earnings prospects.

       As a result of an agreement ("Global Electric Agreement") approved by regulators in January 2003, retail electric rates will decline by 4% beginning in September 2003, which is projected to reduce earnings by $0.08 per share for the year. The Global Electric Agreement also provides for recovery of $100 million of coal mine decommissioning costs to be amortized over 17 years. Those costs will be amortized beginning September 2003, reducing earnings by $0.03 per share in 2003. Retail electric revenue growth is projected at about 2%, with every 1% increase in load adding $0.05 per share. For further information see "Other Issues Facing the Company - Merchant Plant Filing and Global Electric Agreement."

       Return on the Company's gas assets will continue to be poor in 2003. In 2002, this return was below 3%, and in 2003 returns will be reduced by another $3 million through the expiration of an existing rate rider in January 2003. The Company filed a gas rate case in January 2003, seeking a $37.6 million rate increase in cost of service rates and a $1.6 million increase in miscellaneous fees. This case is subject to a ten-month timeframe, which may be extended. If an order is received within this timeframe, the Company would have some small improvement in earnings per share in December 2003.

       On the wholesale side, the baseline forecast assumes continued low liquidity and a marginal improvement in prices. The Company is projecting an average market price of about $34/MWh, around-the-clock on an annualized basis. Although the current forward prices are stronger than this, the forward price curve cannot translate directly to the Company's mix of short-term and long-term sales. A $1 change in market price equals $0.05 per share. The Company is assuming a merchant sales velocity for the year of about 1.5, which is about 50% more power sold than actually generated by PNM. Velocity did pick up at the end of 2002, boosting overall velocity for the year to 1.6. When velocity goes from
1.5 to 1.6, earnings increase $0.01 per share. The Company's 2003 earnings guidance assumes spark spread remains at levels that will restrict operation of PNM's gas fired assets to capacity factors below 10%.

       Several increases in cost affect earnings potential in 2003. The Company's earnings assumptions include increased medical and pension costs for the year. The impact of low interest rates and poor market performance on the pension fund in 2002 will be offset somewhat by a $20 million contribution to the fund in 2003. Insurance costs since September 11, 2001 have also risen sharply.

       Longer plant maintenance schedules and lost market opportunity from plant unavailability will also put pressure on earnings in 2003. PVNGS will replace a steam generator in Unit 2, which will add forty-two days to its regular planned outage schedule. San Juan has scheduled two major outages this year, extending the regular outage schedule by fifty days more than 2002. In addition, this will be the first full year of operation and maintenance costs and depreciation for the Company's new plants in southern New Mexico, Afton and Lordsburg.

       In 2002, the Company's construction expenditures were $240 million of which, $67.0 million was for new generating plants. Over the five-year planning horizon, the Company expects capital expenditures, not inclusive of any generation acquisitions, to average $140 million a year. In 2003, capital expenditures are estimated to be $156 million due to the front loading of certain projects such as the replacement of the steam generator at PVNGS, increased plant outage schedules including a turbine rewind at San Juan, a turbine progress payment and other non-utility capital increases. The Company expects to fund these expenditures from internal cash generation and current debt capacity.

       Although other firms have exited the wholesale market or have had their access to the wholesale market limited due to concerns over credit quality, the Company remains committed to be a participant in this market place. While market liquidity remains low, the Company will focus on long-term relationships with smaller wholesale customers (small investor-owned utilities, municipal utilities and co-ops). At the same time, the Company will continue to monitor market conditions. This commitment to the wholesale market leaves the Company poised to participate in the market as liquidity returns and regulatory issues are resolved.

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

                   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

       The preparation of financial statements in accordance with GAAP requires that management to select and apply accounting policies that best provide the framework to report the Company's results of operations and financial position. The selection and application of those policies require management to make difficult subjective or complex judgments concerning reported amounts of revenue and expenses during the reporting period and the reported amounts of assets and liabilities at the date of the financial statements. The judgments and uncertainties inherent in this process affect the application of those policies. As a result, there exists the likelihood that materially different amounts would be reported under different conditions or using different assumptions. Management has identified the following accounting policies that it deems critical to the portrayal of the Company's financial condition and results and that involve significant subjectivity. Management believes that its selection and application of these policies best represent the operating results and financial position of the Company. The following discussion provides information on the processes utilized by management in making judgments and assumptions as they apply to its critical accounting policies.

Revenue Recognition

                            Unbilled Utility Revenues

       Revenues related to the sale of energy are generally recorded when service is rendered or energy is delivered to customers. However, the determination of the energy sales to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is estimated. The cycle meter reading results in unbilled consumption between the date of the last meter reading in a particular month and the end of the month. This unbilled revenue is estimated each month based on the daily generation volumes, estimated customer usage by class, weather factors, line losses and applicable customer rates based on regression analyses reflecting significant historical trends and experience.

       The Company purchases gas on behalf of sales service customers while other marketers or producers purchase gas on behalf of transportation service customers. The Company collects a cost of service revenue for the transportation, delivery, and customer service provided to these customers. Sales-service tariffs are subject to the terms of the Purchase Gas Adjustment Clause ("PGAC") while transportation service customers are metered and billed on the last day of the month. Therefore, the Company estimates unbilled decatherms and cost of service revenues for sales service customers only.

       The unbilled decatherms are based on consumption estimates and the associated cost of service revenue for the period. A cycle bill contains an amount for both the current period's consumption and the prior period's consumption. The unbilled portion that is recorded is estimated as a percentage of the next month's budgeted cycle billings. These budgets are prepared using historical data adjusted for known trends, including prior period consumption. Adjustments are also made to the budgeted cycle billings for weather variations above or below normal, customer growth, and any pricing changes by customer rate and revenue class. Any differences between the estimate and the actual cycle billings are recorded in the month billed.

                   Unbilled Wholesale Power Marketing Revenues

       Wholesale power marketing revenues are recognized in the month the energy is delivered to the customer and are based on the actual amounts supplied to the customer. However, in accordance with the Western Systems Power Pool contract, these revenues are billed in the month subsequent to their delivery. Consequently, wholesale power marketing revenues for the last month in any reporting period are unbilled when reported.

       Accrued unbilled utility revenues and unbilled wholesale power marketing revenues are combined and specifically identified in the consolidated balance sheets.

Regulatory Assets and Liabilities

       The accounting rules for rate-regulated entities require a company to reflect the effects of regulatory decisions in its financial statements pursuant to Statement of Financial Accounting Standards, No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71"). In accordance with these accounting rules, the Company has deferred certain costs that are rate recoverable and recorded certain liabilities for amounts to be returned to retail customers pursuant to the rate actions of the PRC and its predecessor and the Federal Energy Regulatory Commission ("FERC"). Substantially all of the Company's regulatory assets and regulatory liabilities are reflected in rates charged to retail customers or have been addressed in a regulatory proceeding. To the extent that management concludes that the recovery of a regulatory asset is no longer probable due to changes in regulatory treatment, the effects of competition or other factors, the amount would be recorded as a charge to earnings as recovery is no longer probable. The Company continually assesses whether the regulatory assets are probable of future recovery by considering factors such as applicable regulatory environment changes, recent rate orders to other regulated entities in the same jurisdiction, anticipated future regulatory decisions and their impact, competition on the ratemaking process and the ability to recover costs, and the status of any deregulation legislation.

       The Company discontinued the application of regulatory accounting as of December 31, 1999, for the generation portion of its business effective with the passage in New Mexico of the Electric Utility Industry Restructuring Act of 1999 ("Restructuring Act"). The Company evaluated these assets under the same impairment rules that it uses to evaluate tangible long-lived assets. During 2000, the Company entered into negotiations with the PRC staff and other interveners regarding a rate settlement in anticipation of open access occurring in New Mexico under the Restructuring Act. As part of the negotiations, the parties in the settlement discussions agreed on a fixed dollar amount of stranded costs that would be recovered through a non-bypassable wires charge. In 2000, the Company recorded a charge to earnings of $6.6 million as valuation allowances against certain income tax related regulatory assets. This charge was equal to the difference between the agreed to dollar amount and the actual stranded costs that were recorded on the Company's balance sheet. The write-off was not specific to any one particular regulatory asset but was simply the difference between the two previously discussed amounts. Before a final settlement was reached, the New Mexico Legislature in 2001 passed Senate Bill 266, that delayed open access. With the passage of Senate Bill 266, the settlement discussions terminated. Therefore, in 2001 the Company reversed the 2000 valuation allowance as it was determined that it was no longer required due to changes in the evaluation of the Company's regulatory strategy in light of the holding company filing in May 2001.

       In August 2001, the Company signed an agreement with San Juan Coal Company ("SJCC") and Tucson Electric Power Company ("Tucson") to replace two surface mining operations with a single underground mine located adjacent to the SJGS. As a result of the negotiations for the new coal contract, the Company recorded a regulatory asset in 1999 for the estimated costs anticipated to close the surface mining operation. This regulatory asset was anticipated to be recovered through the non-bypassable wires charge discussed above. As the settlement discussions progressed, it became clear that a portion of the costs capitalized by the Company for decommissioning the coal mine would not be collectible. As a result, the Company was unable to defer this portion of coal mine decommissioning costs as a regulatory asset for future recovery through regulated rates. Therefore, in 2001, the Company wrote-off $13 million for the portion of coal mine decommissioning costs associated with the Company's FERC firm requirements customers and a portion of SJGS Unit 4. In addition, the Company wrote-off $11.1 million of additional regulatory assets of which $8.1 million related to non-recoverable transition costs and $3 million for other non-recoverable regulatory assets.

       On October 10, 2002, the Company and several other parties signed the Global Electric Agreement, that provides for a five-year rate path for the Company's New Mexico jurisdictional customers beginning in September of 2003. The Global Electric Agreement also seeks to repeal the Restructuring Act. The Company will re-apply SFAS 71 to its Generation and Marketing Operations during the first quarter of 2003 as the Global Electric Agreement was approved by the PRC on January 28, 2003. In connection with the Global Electric Agreement, the Company has agreed to forego recovery of the transition costs incurred to date. The forgone transition costs include: professional fees, financing costs including underwriting fees, costs relating to the transfer of assets, the cost of management information system changes including billing system changes, and public and customer communication costs. The Company will incur a one-time charge of $16.7 million for the non-recoverable transition costs in the first quarter of 2003. As the Company's electric rates are fixed, the opportunity to recover increased costs and the costs of new investment in facilities through rates during the five-year rate freeze period is also limited. The Company will continue to assess the recoverability of its regulatory assets. If future recovery of costs ceases to be probable, the Company would be required to record a charge for the portion of the costs that were not recoverable in current period earnings.

Asset Impairment

       The Company evaluates its tangible long-lived assets for impairment whenever indicators of impairment exist pursuant to Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 144"). These potential impairment triggers would include fluctuating market conditions as a result of industry deregulation; planned and scheduled customer purchase commitments; future market penetration; customer growth; fluctuating market prices (resulting from changing fuel costs, other economic conditions, etc.); weather patterns, and other market trends. Accounting rules require that if the sum of the undiscounted expected future cash flows from a company's asset (without interest charges that will be recognized as expenses when incurred), is less than the carrying value of the asset, an asset impairment must be recognized in the financial statements. The amount of impairment recognized is calculated by subtracting the fair value of the asset from the carrying value of the asset.

       Impairment testing for the Company's power generation assets is done in two parts: those power generation assets used to supply New Mexico retail customer needs (evaluated as one group) and those used to supply wholesale market needs (evaluated as another group). Management's assumptions about future prices, volumes, and other market trends in the wholesale electricity market have fluctuated in the past and are expected to continue to be volatile. A significant adverse change in these assumptions may result in an impairment of the Company's power generation assets. Please note that the assumptions inherent in the Company's analysis of asset impairment are inter-dependent. Changes in any one assumption is a simplified view which attempts to give the reader an understanding of the sensitivities affecting the Company's earnings. If market prices were to decrease 22% below the Company's projected average market price of $34/MWh, the Company may be required to recognize a charge to earnings for the related asset impairment in accordance with SFAS 144.

Pension and Other Post-retirement Benefits

       The Company and its subsidiaries maintain a qualified defined benefit pension plan (the "Plan"), which covers eligible non-union and union employees including officers. The Plan was frozen at the end of 1997 to new participants, salary levels and benefits. The Company's policy is to fund actuarially-determined contributions.

       The Company's income for its Plan approximated $1.4 million for the year ended December 31, 2002, and is calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on the Plan assets of 9.0%. In developing the expected long-term rate of return assumption, the Company evaluated input from its actuaries, including their review of asset class return expectations as well as long-term inflation assumptions. This long-term rate of return assumption compares to the historical 10-year compounded return of 8.6% through the end of December 2002. The expected long-term rate of return on the Plan assets is based on an asset allocation assumption of 65% with equity managers, 25% with fixed income managers, and 10% with alternative investments that are primarily real estate and timber. Because of market fluctuation, the Plan's actual asset allocation as of December 31, 2002 was 63% with equity managers, 27% with fixed income managers, and 10% with alternative investments. The Company reviews the actual asset allocation and periodically rebalances the asset allocation to the targeted allocation. The Company continues to believe that 9.0% is a reasonable long-term rate of return on the Plan's assets, despite the recent market downturn in which the Plan assets had an actual loss of 8.3% for the twelve months ended December 31, 2002. The Company will continue to evaluate its actuarial assumptions, including expected rate of return, at least annually, and will adjust as necessary.

       The Company bases its determination of pension expense or income on a market-related valuation of assets, which reduces year-to-year volatility. If investment return is outside a range of 5% to 13% (expected long-term rate of return plus or minus 4%), this market-related valuation recognizes the portion of return that is outside the range over a five year period from the year in which the return occurs. Since the market-related value of assets recognizes the portion of return that is outside the range over a five-year period, the future value of assets will be impacted as previously deferred returns are recorded.

       The discount rate that the Company utilizes for determining future pension obligations is based on a review of long-term high-grade bonds. The discount rate determined on this basis has decreased to 6.75% at September 30, 2002 from 7.50% at September 30, 2001. Based on an expected rate of return on the Plan assets of 9.0%, a discount rate of 6.75% and various other assumptions, it is estimated that the pension expense for the Plan will approximate $3.2 million in fiscal year 2003 and $3.8 million in fiscal year 2004. Future actual pension income or expense will depend on future investment performance, changes in future discount rates and various other factors related to the populations participating in our pension plans.

       Lowering the Plan's expected long-term rate of return on pension assets by 0.5% (from 9% to 8.5%) would have lowered pension income for fiscal 2002 by approximately $1.9 million. Lowering the discount rate by 0.5% would have lowered pension income for fiscal year 2002 by approximately $200,000.

       The value of the Plan assets has decreased from $339.7 million at September 30, 2001 to $325.1 million at September 30, 2002 including $26.1 million of contributions during 2002. The Company expects to make $20 million in contributions for the 2003 plan year. These contributions are expected to help the Company avoid potential actions of the Pension Benefit Guaranty Corporation for under-funded plans including higher insurance premiums and notification to participants of the under-funded plan status.

Decommissioning Costs

       Accounting for decommissioning costs for nuclear and fossil-fuel generation involves significant estimates related to costs to be incurred many years in the future. Changes in these estimates could significantly impact the Company's financial position, results of operation and cash flows. The Company owns and leases nuclear and fossil-fuel facilities that are within and outside of its retail service areas. The Company will adopt the new accounting requirements of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") in the first quarter of 2003. Under SFAS 143, the Company is only required to recognize and measure decommissioning liabilities for tangible long-lived assets for which a legal obligation exists. Adoption of the statement will change the Company's method of accounting for both nuclear generation decommissioning and fossil-fuel generation decommissioning. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - New and Proposed Accounting Standards", for additional discussion regarding the Company's accounting policy for decommissioning and the anticipated effects for adoption of the new standard. Nuclear decommissioning costs are based on site-specific estimates of the costs for removing all radioactive and other structures at the site. PVNGS Unit 3 is currently excluded from the Company's retail rate base while Units 1 and 2 are included in the Company's retail rate base. The Company collects a provision for ultimate decommissioning of Units 1 and 2 in its rates. Fossil-fuel decommissioning costs are also approved by the PRC as a component of the Company's depreciation rates. The Company believes that it will continue to be able to collect for its legal asset retirement obligations for nuclear and fossil-fuel generation activities included in the ratemaking process described above.

       In addition, the Company has a contractual obligation with the PVNGS participants to fund separately the nuclear decommissioning at a level in excess of what the Company has identified as its legal asset retirement obligation under SFAS 143. The contractual funding obligation is based on a site-specific estimate prepared by a third party. The Company's most recent site-specific estimates for nuclear decommissioning costs were developed in 2001, using 2001 cost factors, and are based on prompt dismantlement decommissioning, reflecting the costs of removal discussed above, with such removal occurring shortly after operating license expiration. The Company's share of the contractual funding obligation is approximately $201 million (2001 dollars) at December 31, 2002. The estimates are subject to change based on a variety of factors including, cost escalation, changes in technology applicable to nuclear decommissioning and changes in federal, state or local regulations. The operating licenses for PVNGS Units 1, 2 and 3 expire in 2024, 2025, and 2027, respectively. The Company does not have a similar contractual funding obligation related to its fossil-fuel plants.

Self-Insurance

       The Company self-insures for certain losses related to general liability, workers' compensation and automobile claims. The Company maintains insurance with third-party insurers in excess of the Company's self-insured retentions to limit the Company's exposure per occurrence or accident, as applicable. The Company's self-insurance liabilities reflect the estimated ultimate cost of claims incurred as of the balance sheet date. The estimated liabilities are not discounted and are established based upon claims filed, estimated claims incurred but not reported, and analyses of industry and historical data. Management reviews the amounts recorded for these liabilities on a quarterly basis to ensure that they are appropriate. While management believes that these estimates are reasonable based on the information available, the Company's financial results could be impacted if actual trends, including the severity or frequency of claims or fluctuations in premiums, differ from the Company's estimates.

Contingent Liabilities

       There are various claims and lawsuits pending against the Company and certain of its subsidiaries. The Company has recorded a liability where the effect of litigation can be estimated and where an outcome is considered probable. Management's estimates are based on its knowledge of the relevant facts at the time of the issuance of the Company's consolidated financial statements. Subsequent developments could materially alter management's assessment of a matter's probable outcome and the estimate of liability.

Environmental Issues

       The Company records its environmental liabilities when site assessments or remedial actions are probable and a range of reasonably likely cleanup costs can be estimated. The Company reviews its sites and measures the liability quarterly, by assessing a range of reasonably likely costs for each identified site using currently available information, including existing technology, current laws and regulations, experience gained at similar sites, and the probable level of involvement and financial condition of other potentially responsible parties. These estimates include costs for site investigations, remediation, operations and maintenance, monitoring and site closure. Unless there is a probable amount, the Company records the lower end of this reasonably likely range of costs (classified as other long-term liabilities at undiscounted amounts). Subsequent developments could materially alter management's assessment of a matter's probable outcome and the estimate of liability.

Legal Fees

       The Company is involved in various legal proceedings in the normal course of business. The associated legal costs for these legal matters are accrued when incurred. It is also the Company's policy to accrue for legal costs expected to be incurred in connection with Statement of Financial Accounting Standards No. 5 "Accounting for Contingencies" ("SFAS 5") legal matters when it is probable that a SFAS 5 liability has been incurred and the amount of expected legal costs to be incurred is reasonably estimable. These estimates include costs for external counsel and professional fees.

       See "Item 7A. Quantitative and Qualitative Disclosure About Market Risk - Interest Rate Risk and Financial Instruments" for discussion regarding the Company's accounting policies and sensitivity analysis for the Company's financial instruments and derivative energy and other derivative contracts. See also "Planned Financing Activities" below for additional discussion regarding the Company's accounting policies for forward interest swaps.

                         LIQUIDITY AND CAPITAL RESOURCES

       At December 31, 2002, the Company had cash and short-term cash investments of $83.3 million compared to $179.2 million in cash and short-term and long-term cash investments at December 31, 2001. Certain long-term investments have been reclassified as short-term to reflect the Company's liquidity needs to fund certain construction projects in 2002.

       Cash provided from operating activities for the year ended December 31, 2002 was $97.3 million compared to cash provided by operating activities of $327.3 million for the year ended December 31, 2001. This decrease was primarily the result of a decline in operating income due to the deterioration of wholesale market conditions. Also, contributing to the decrease was a payment of $36.0 million for the termination of the surface coal mine contract, the Company's $26.1 million contribution to its pension and post-retirement benefit plans and a payment of $23.2 million to secure a long-term wholesale contract. In addition, the Company did not make its first quarter 2001 estimated federal income tax payment of $32.0 million until January 2002 because of an extension granted by the IRS to taxpayers in several counties in New Mexico as a result of wildfires in 2000. These non-recurring payments reduced operating cash flows below historical levels.

       Cash used for investing activities was $200.4 million in 2002 compared to $407.0 million in 2001. Cash used for investing activities includes construction expenditures for new generating plants of $67.4 million in 2002 compared to $70.9 million in 2001. Payments for combustion turbines not yet included in plant were $31.3 million in 2002 compared to $32.6 million in 2001. In addition, cash used for investing in 2001 includes the purchase of short-term and long-term investments of $150.0 million. The change in cash used for investing activities was partially offset by the redemption of short-term investments of $76.6 million in 2002. Expenditures in 2001 reflect the acquisition of certain transmission assets and other related investing activities of $13.9 million.

       Cash generated by financing activities was $78.5 million in 2002 compared to $0.4 million in 2001. Financing activities in 2002 were primarily short-term borrowings of $115.0 million compared to $35.0 million in 2001 for liquidity reasons, partially offset by an 8% increase in cash payments for common stock dividends.

Capital Requirements

       Total capital requirements include construction expenditures as well as other major capital requirements and cash dividend requirements for both common and preferred stock. The main focus of the Company's current construction program is upgrading generation systems upgrading and expanding the electric and gas transmission and distribution systems, and purchasing nuclear fuel. To preserve a strong financial position, the Company announced in 2002 its plans to eliminate capital expenditures for previously planned generation expansion until market conditions warrant further investment. Projections for total capital requirements for 2003 are $176 million and projections for construction expenditures for 2003 are $156 million including remaining payments on the combustion turbines discussed below. For 2003-2007 projections, total capital requirements are $800 million and construction expenditures are $708 million. These estimates are under continuing review and subject to on-going adjustment.

       PNM had previously committed to purchase five combustion turbines for a total cost of $151.3 million. The turbines are for power generation plants with an estimated cost of construction of approximately $370 million over the next five years depending on market conditions. PNM has expended $225 million as of December 31, 2002 of which $144 million was for equipment purchases. On June 27, 2002, Lordsburg, an 80 MW natural gas fired plant, became fully operational and commenced serving the wholesale power market. Afton, a 141 MW simple cycle gas turbine, became fully operational on December 4, 2002. These plants are part of the Company's ongoing competitive strategy of increasing generation capacity over time to serve increasing retail load, sales under long-term contracts and other merchant sales. These plants were not originally planned to serve New Mexico retail customers and therefore are not currently, included in the rate base. However, it is possible that these plants may be needed in the future to serve the growing retail load. If so, these plants will have to be certified by the PRC and would then be included in the rate base.

       In 2002, the Company utilized cash generated from operations, cash on hand, as well as its liquidity arrangements to cover its construction commitments. The Company anticipates that internal cash generation and current debt capacity will be sufficient to meet all its capital requirements for the years 2003 through 2007. To cover the difference in the amounts and timing of cash generation and cash requirements, the Company intends to use short-term borrowings under its current and future liquidity arrangements.

Liquidity

       As of February 28, 2003, PNM had $215 million of liquidity arrangements in addition to $76 million of cash. The liquidity arrangements consist of $195 million from an unsecured revolving credit facility ("Credit Facility") and $20 million in local lines of credit. PNM entered into a new revolving credit facility on December 19, 2002, which increased borrowing capacity from $150 million to $195 million. This facility will mature December 18, 2003. There were $170 million in borrowings against the Credit Facility as of February 28, 2003. In addition, the Holding Company has $15 million in local lines of credit.

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

       PNM's credit outlook is considered stable by Moody's Investor Services, Inc. ("Moody's") and Standard and Poor's Ratings Services ("S&P") and positive by Fitch, Inc. ("Fitch"). The Company is committed to maintaining or improving its investment grade ratings. S&P currently rates PNM's senior unsecured notes ("SUNs") and its Eastern Interconnection Project ("EIP") senior secured debt "BBB-" and its preferred stock "BB". Moody's rates PNM's SUNs and senior unsecured pollution control revenue bonds "Baa3" and preferred stock "Ba1". The EIP senior secured debt is also rated "Ba1". Fitch rates PNM's SUNs and senior unsecured pollution control revenue bonds "BBB-," PNM's EIP lease obligation "BB+" and PNM's preferred stock "BB-." Investors are cautioned that a security rating is not a recommendation to buy, sell or hold securities, that it may be subject to revision or withdrawal at any time by the assigning rating organization, and that each rating should be evaluated independently of any other rating.

Long-term Obligations and Commitments

       The following tables show the Company's long-term obligations and commitments as of December 31, 2002.

                                                                Payments Due
                                    ----------------------------------------------------------------------
                                                               (In thousands)

                                                    Less than                                    After
        Contractual Obligations        Total         1 year       2-3 years     4-5 years       5 years
----------------------------------  -------------  ------------  ------------  -------------  ------------
Short-Term Debt (a)...............     $ 150,000      $150,000      $      -       $      -    $        -
Long-Term Debt....................       980,092         1,852       272,728          5,260       700,252
Operating Leases..................       446,973        28,216        58,216         62,391       298,150
Purchased Power Agreement........        213,191        23,889        48,217         34,704       106,381
Coal Contract (b).................     1,496,838       106,048       205,229        183,252     1,002,309
                                    -------------  ------------  ------------  -------------  ------------
Total Contractual Cash
   Obligations....................    $3,287,094      $310,005      $584,390       $285,607    $2,107,092
                                    =============  ============  ============  =============  ============

(a) Represents the actual outstanding balance of the Credit Facility as of December 31, 2002.
(b) Assumes deliveries under the Coal Contract. If no deliveries are made, certain minimum payments may be required under the Coal Contract.

                                                 Amount of Commitment Expiration Per Period
                                 -----------------------------------------------------------------------
                                                             (In thousands)

                                     Total
          Other Commercial          Amounts                                                   After
             Commitments           Committed       1 year       2-3 years     4-5 years       5 years
-------------------------------  --------------  ------------  ------------  ------------  -------------

Short-Term Debt (c)............       $ 41,500      $ 41,500         $   -         $   -          $   -
Local Lines of Credit..........         35,000        35,000             -             -              -
Letters of Credit..............          5,700         5,700             -             -              -
                                 --------------  ------------  ------------  ------------  -------------
Total Commercial
   Commitments.................       $ 82,200      $ 82,200         $   -         $   -          $   -
                                 ==============  ============  ============  ============  =============

    (c) Represents the unused borrowing capacity of the Credit Facility less outstanding letters of credit of $3.5 million as of December 31, 2002.

       PNM leases interests in Units 1 and 2 of PVNGS, certain transmission facilities, office buildings and other equipment under operating leases. The lease expense for PVNGS is $66.3 million per year over base lease terms expiring in 2015 and 2016. In 1998, PNM established PVNGS Capital Trust ("Capital Trust") for the purpose of acquiring all the debt underlying the PVNGS leases. PNM consolidates Capital Trust in its consolidated financial statements. The purchase was funded with the proceeds from the issuance of $435 million of SUNs, which were loaned to Capital Trust. Capital Trust then acquired and now holds the debt component of the PVNGS leases. For legal and regulatory reasons, the PVNGS lease payment continues to be recorded and paid gross with the debt component of the payment returned to PNM via Capital Trust. As a result, the net cash outflows for the PVNGS lease payment were $13.2 million for the year ended December 31, 2002. The table above reflects the net lease payment.

       PNM's other significant operating lease obligations include the EIP, a leased interest in transmission line with annual lease payments of $2.8 million (see "Planned Financing Activities" below), and an operating lease for the entire output of Delta, a gas fired generating plant in Albuquerque, New Mexico, with imputed annual lease payments of $6.0 million.

       The Company's off-balance sheet obligations are limited to PNM's operating leases and certain financial instruments related to the purchase and sale of energy (see below). The present value of PNM's operating lease obligations for PVNGS Units 1 and 2, EIP and the Delta operating lease was $196 million as of December 31, 2002.

       PNM has entered into various long-term power purchase agreements ("PPAs") obligating it to buy electricity for aggregate fixed payments of $213.2 million plus the cost of production and a return. These contracts expire December 2006 through July 2010. In addition, PNM is obligated to sell electricity for $185.2 million in fixed payments plus the cost of production and a return. These contracts expire December 2003 through June 2010. PNM's marketing portfolio as of December 31, 2002 included open contract positions to buy $59.7 million of electricity and to sell $56.1 million of electricity. In addition, PNM had open forward positions classified as normal sales of electricity under the derivative accounting rules of $140.7 million and normal purchases of electricity of $98.9 million.

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

       PNM's committed Credit Facility contains a "ratings trigger." If PNM is downgraded or upgraded by the ratings agencies, the result would be an increase or decrease in interest cost, respectively. PNM's committed Credit Facility contains a MAC provision which, if triggered, could prevent PNM from drawing on its unused capacity under the Credit Facility. In addition, the Credit Facility contains a contingent requirement that requires PNM to maintain a debt-to-capital ratio, inclusive of off-balance sheet debt, of less than 65% as well as maintenance of an earnings before interest, taxes, depreciation and amortization ("EBITDA")/interest coverage ratio of three times. If PNM's debt-to-capital ratio, inclusive of off-balance sheet debt, were to exceed 65% or its interest coverage ratio falls below 3.0, PNM could be required to repay all borrowings under the Credit Facility, be prevented from drawing on the unused capacity under the Credit Facility, and be required to provide security for all outstanding letters of credit issued under the Credit Facility. At December 31, 2002, PNM had $5.7 million of letters of credit outstanding. The outstanding balance of the Credit Facility at December 31, 2002 was $150.0 million.

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

Planned Financing Activities

       As of December 31, 2002, PNM has $268.4 million of long-term debt that matures in August 2005 excluding sinking fund payments related to EIP secured lease bonds. All other long-term debt of PNM matures in 2016 or later. The Company could enter into other long-term financings for the purpose of strengthening its balance sheet, funding growth and reducing its cost of capital. The Company continues to evaluate its investment and debt retirement options to optimize its financing strategy and earnings potential. No additional first mortgage bonds may be issued under PNM's mortgage. The amount of SUNs that may be issued is not limited by the SUNs indenture. However, debt-to-capital requirements in certain of PNM's financial instruments and regulatory agreements would ultimately limit the amount of additional debt PNM would issue.

       PNM currently has $46 million of tax-exempt bonds outstanding that were callable at a premium beginning December 15, 2002, and an additional $136 million that become callable at a premium in August 2003. PNM intends to refinance these bonds, assuming the interest rate of the refinancing does not exceed the current interest rate of the bonds, and has hedged the entire planned refinancing. The Company received regulatory approval to refund the tax-exempt bonds on October 29, 2002. This approval is effective for one year. In order to take advantage of current low interest rates, PNM entered into five forward starting interest rate swaps in the fourth quarter of 2001 and the first quarter of 2002. PNM designated these swaps as cash flow hedges. The hedged risks associated with these instruments are the changes in cash flows related to general moves in interest rates expected for the refinancing. The swaps effectively cap the interest rate on the refinancing to 4.95% plus an adjustment for PNM's and the industry's credit rating. PNM's assessment of hedge effectiveness is based on changes in the hedge interest rates. The derivative accounting rules, as amended, provide that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same period or periods during which the hedged forecasted transactions affect earnings. Any hedge ineffectiveness is required to be presented in current earnings. For the year ended December 31, 2002, PNM recognized $0.4 million of hedge ineffectiveness in earnings. At December 31, 2002, the fair market value of these derivative financial instruments was approximately $18.4 million unfavorable to the Company.

       A forward starting swap does not require any upfront premium and captures changes in the corporate credit component of an investment grade company's interest rate as well as the underlying benchmark. The five forward starting interest rate swaps have a termination date of May 15, 2003 for a combined notional amount of $182.0 million. There were no fees on the transaction, as they are imbedded in the rates, and the transaction will be settled in cash on the mandatory unwind date (strike date) corresponding to the refinancing date of the underlying debt. The settlement will be capitalized as a cost of issuance and amortized over the life of the debt as a yield adjustment provided that the forecasted transactions (interest payments) occur as anticipated. The Company would seek regulatory approval to recover any hedge cost which could not be capitalized under the accounting rules in its next litigated electric rate proceeding.

       On November 1, 2002, the Company filed for approval from the PRC to enter into a transaction providing for the securitization of PNM's retail electric service accounts receivable, wholesale electric service accounts receivables and retail gas services accounts receivable ("Securitization") to reduce the amount of debt outstanding under the Credit Facility and to raise cash for PNM's ongoing working capital requirements and other capital requirements. The total capacity, or maximum that could be borrowed, under the Securitization will not exceed $100 million. In the proposed transaction, PNM would sell its accounts receivables from time to time. The PRC approved this request on December 17, 2002. The Company expects to enter into this transaction in March 2003.

       PNM has notified the Holding Company that it intends to exercise its early buyout option related to its 60% ownership interest in the EIP transmission line and related facilities. In conjunction with the early buyout option, PNM will retire the related $26.2 million of 10.25% debt. PNM caused the related notification of mandatory redemptions to be distributed on February 24, 2003, calling the debt on April 1, 2003. Additionally, the Company acquired the remaining $12.5 million of publicly-traded EIP Secured Facility Bonds. These bonds have been retired and ownership of the related lease debt is expected to be transferred to PNM, subject to regulatory approvals.

Dividends

       The Holding Company's board of directors regularly reviews the dividend policy. The declaration of common dividends is dependent upon a number of factors including the ability of the Holding Company's subsidiaries to pay dividends. Currently, PNM is the Holding Company's primary source of dividends. As part of the order approving the formation of the Holding Company, the PRC placed certain restrictions on the ability of PNM to pay dividends to the Holding Company. PNM cannot pay dividends that will cause its debt rating to go below investment grade; and PNM cannot pay dividends in any year, as determined on a rolling four-quarter basis, in excess of net earnings for that year without prior PRC approval. In January 2003, with the signing of the Global Electric Agreement, the PRC modified the PNM dividend restriction to allow PNM to dividend future equity contributions made by the Holding Company back to the Holding Company. Additionally, PNM has various financial covenants, which limit the transfer of assets, whether through dividends or other means.

       In addition, the ability of the Holding Company to declare dividends is dependent upon the extent to which cash flows will support dividends, the availability of earnings, its financial circumstances and performance, the effect of regulatory decisions and legislative activities, future growth plans, the related capital requirements, standard business considerations and market and economic conditions generally.

       Consistent with the PRC's holding company order, PNM paid dividends of $127.0 million to the Holding Company on December 31, 2001. On March 4, 2002, the PNM board of directors declared a dividend of $5.5 million, which was paid on March 19, 2002. On June 10, 2002, the PNM board of directors declared a dividend of $24.7 million, which was paid on June 28, 2002.

       On February 18, 2003, the Holding Company's board of directors approved a 4.5% increase in the common stock dividend. The increase raised the quarterly dividend to $0.23 per share, for an indicated annual dividend of $0.92 per share.

Capital Structure

       The Company's capitalization, including current maturities of long-term debt, at December 31, 2002 and 2001 are shown below:

                                                  2002            2001
                                              -------------  -------------

         Common Equity......................      49.2%           50.8%
         Preferred Stock....................       0.7             0.6
         Long-term Debt.....................      50.1            48.6
                                              -------------  -------------
            Total Capitalization*...........     100.0%          100.0%
                                              =============  =============

           * Total capitalization does not include as debt the present value of PNM's operating lease obligations for PVNGS Units 1 and 2, EIP and the Delta operating lease, which was $196 million as of December 31, 2002 and $224 million as of December 31, 2001.

                         OTHER ISSUES FACING THE COMPANY

                   RESTRUCTURING THE ELECTRIC UTILITY INDUSTRY

State

       In April 1999, the New Mexico Electric Utility Industry Restructuring Act of 1999 ("Restructuring Act") was enacted into law. The Restructuring Act opens the state's electric power market to customer choice. In March 2001, amendments to the Restructuring Act were passed which delayed the original implementation dates by approximately five years, including the requirement for corporate separation of supply service and energy-related service assets from distribution and transmission service assets. The Restructuring Act, as amended, will give schools, residential and small business customers the opportunity to choose among competing power suppliers beginning in January 2007. Competition would be expanded to include all customers starting in July 2007.

       On October 10, 2002, PNM announced that it had agreed with the PRC Staff, the AG, and other consumer groups on the Global Electric Agreement that includes agreement to support repeal of a majority of the Restructuring Act, as amended. The Global Electric Agreement, which includes agreement on a five-year rate path, procedures for the Company's participation in merchant plant activities and other regulatory issues, was approved by the PRC on January 28, 2003. The New Mexico Legislature is currently in session. Legislation repealing the Restructuring Act, as amended, and continuing the authorization for utilities to participate in merchant plant activities for a limited time has been introduced as SB 718. On February 28, 2003, SB 718 passed the Senate by a vote of 37-2. It is now awaiting action in the House of Representatives. The Company is unable to predict at this time if restructuring will occur as provided in current law or, if so, what form it will take. (See "Merchant Plant Filing and Global Electric Agreement" below).

       The Restructuring Act, as amended, recognized that electric utilities should be permitted a reasonable opportunity to recover an appropriate amount of the costs previously incurred in providing electric service to their customers. These stranded costs represent all costs associated with generation-related assets, currently in rates, in excess of the expected competitive market price over the life of those assets and include plant decommissioning costs, regulatory assets, and lease and lease-related costs. Utilities would be allowed to recover no less than 50% of stranded costs through a non-bypassable charge on all customer bills for five years after implementation of customer choice. The PRC could authorize a utility to recover up to 100% of its stranded costs if the PRC finds that recovery of more than 50%: (i) is in the public interest; (ii) is necessary to maintain the financial integrity of the public utility; (iii) is necessary to continue adequate and reliable service; and (iv) will not cause an increase in rates to residential or small business customers during the transition period. The Restructuring Act, as amended, also allows for the recovery of nuclear decommissioning costs by means of a separate wires charge over the life of the underlying generation assets. Approximately $135 million of costs associated with the power supply and energy services businesses under the Restructuring Act, as amended, were established as regulatory assets. Because of the Company's belief that recovery is probable, these assets continue to be classified as regulatory assets, although the Company has discontinued the use of accounting for rate regulated activities. See Note 12 of the notes to consolidated financial statements for further developments.

Federal

       The 107th Congress adjourned without passing comprehensive energy legislation. Both the House and the Senate passed energy legislation but were unable to resolve disagreement on a number of provisions during conference committee discussions. President Bush has expressed his continuing commitment to his National Energy Policy and has urged Congress to move forward with energy legislation. Key committee chairs in both the House and the Senate have expressed desires to move quickly on a comprehensive energy bill. The Company is unable to predict if energy legislation will be passed or if passed, what form it will take, or if it will be signed by the President if passed.

               MERCHANT PLANT FILING AND GLOBAL ELECTRIC AGREEMENT

       Senate Bill ("SB 266"), enacted by the 2001 session of the New Mexico legislature, allowed public utilities to "invest in, construct, acquire or operate" generating plants not intended to provide retail electric service ("merchant plant"), free of certain otherwise applicable regulatory requirements contained in the Public Utility Act. By order entered on March 27, 2001, the PRC found that these provisions of SB 266 raised issues such as cost allocations for ratemaking, revenue allocations for off-system sales, how the PRC can ensure the utility will meet its duty to provide service when the utility invests in merchant plant, how that plant will be financed and how transactions between regulated services and merchant plants will be conducted. The PRC initiated proceedings to address these issues.

       In November 2001, PNM began negotiations with the PRC utility staff and intervenors in order to resolve its merchant plant filing and other matters. Discussions included the future framework for restructuring the electric industry in New Mexico under the Restructuring Act, a future retail electric rate path and PNM's merchant plant filing.

       The year-long negotiations ended on October 10, 2002 with the filing of the Global Electric Agreement with the PRC. The Global Electric Agreement sets a rate path through 2007 and resolves the issues surrounding industry deregulation in New Mexico and PNM's merchant power strategy. The Global Electric Agreement was signed by PNM, the PRC Staff, the New Mexico Attorney General's Office, the New Mexico Industrial Energy Consumers, the City of Albuquerque, and the University of New Mexico. The United States Executive Agencies ("USEA") subsequently agreed to support the Global Electric Agreement as if they had signed it. The Global Electric Agreement also provides for the signatories to support passage of legislation to repeal the Restructuring Act and concerning merchant plant activities in the New Mexico Legislature. The Global Electric Agreement was approved by the PRC on January 28, 2003.

       Under the Global Electric Agreement, PNM will decrease retail electric rates 6.5% in two phases over the next three years. The first phase will be a 4.0% decrease, effective September 2003. The second phase will be a further 2.5% decrease from current rate levels, effective in September 2005. Rates would then be frozen at that level until the end of 2007. The Company expects to achieve necessary cost savings through additional cost efficiencies and fuel savings. The risks and benefits of all wholesale electric sales, inure solely to the Company's shareholders until December 2007. Since the Global Electric Agreement does not provide for a fuel cost adjustment, the lower fuel costs sought to be captured by shifting to underground mining for the coal supplies at SJGS will flow through to the Company's earnings largely offsetting the reduction in retail revenues.

       PNM will be able to seek a general rate adjustment during the rate freeze period if complying with any new or changed environmental or tax law or regulation, or a new broader application of existing environmental or tax laws or regulations, would compromise its financial integrity. PNM also is permitted to capitalize the reasonable costs of mandatory renewable energy resources, including an after-tax cost of capital of 8.64% to be recorded concurrently with the deferral of those costs.

       PNM is authorized to recover in the stipulated rates and future retail rates, its New Mexico jurisdictional share of the decommissioning costs associated with the San Juan, La Plata and Navajo surface coal mines. PNM is allowed to recover up to $100 million of the costs, composed of approximately $69 million in surface coal mine reclamation costs, and approximately $31 million of contract buyout costs, without being subject to prudence challenge by the signatories to the Global Electric Agreement. The costs will be amortized over 17 years commencing September 1, 2003 and in equal amounts each year thereafter. PNM cannot seek to recover a return on the unamortized reclamation costs, but could seek to recover a return on the unamortized contract buyout costs remaining as of December 31, 2007 in future rate adjustment proceedings.

       The stipulated rates also provide for full recovery of nuclear decommissioning costs accrued in accordance with the estimates in the applicable decommissioning cost study during the rate freeze period for PNM's interests in PVNGS Units 1 and 2. The portion of SJGS Unit 4 previously treated as an excluded resource from PNM's New Mexico retail rates are included as a generation resource to serve PNM's New Mexico retail and wholesale firm requirements customers' load. PNM's contracts to purchase power from Tri-State, Delta and firm power from SPS would also be included as generation resources to serve PNM's New Mexico retail and wholesale firm requirements customers' load until each contract expires under the Global Electric Agreement.

       PRC approval or other authorization from the PRC is not required for PNM's merchant plant investment as long as PNM meets the following conditions:
(a) PNM does not invest more than $1.25 billion in merchant plant; (b) PNM has an investment grade credit rating on a stand-alone basis and on a consolidated basis with the Holding Company; and (c) PNM spends at least $60 million per year in gas and electric utility, non-merchant plant infrastructure needed to maintain adequate and reliable service. No prior approval for merchant plant participation would be required and expedited PRC approval would be available for financing of merchant plant if certain specified financial conditions are met. If PNM's credit rating on a stand-alone or consolidated basis with the Holding Company falls below investment grade, however, approvals are needed for new merchant plant projects and for continuing to participate in merchant plant projects of more than certain dollar value and under certain conditions.

       PRC approval is not required for PNM to transfer any part of its interests in merchant plant or PVNGS Unit 3 from time to time to any other legal entity, provided that the following conditions are met: (a) PNM's debt to capital ratio will not exceed 65% after giving effect to the transfer and (b) PNM's investment grade status on a stand-alone basis and on a consolidated basis with the Holding Company will not be impaired by the transfer of merchant plant or PVNGS Unit 3 at the time of transfer.

       PNM further agreed in the Global Electric Agreement that it will transfer all its interests in merchant plant out of PNM by January 1, 2010. PNM will accelerate the mandatory transfer to a date one year after PNM has completed expenditures of $1.25 billion on merchant plant. PNM may seek a variance from the PRC at any time prior to January 1, 2010 to extend or vacate the time or terms and conditions requiring the transfer but not beyond January 1, 2015.

       Under the Global Electric Agreement, if merchant plant or PVNGS Unit 3 is transferred to a PNM affiliate, PNM's generation resources and the affiliate's generation resources may be jointly dispatched at the merchant affiliate's sole discretion until January 1, 2015. Joint dispatch of all utility, PVNGS Unit 3 or merchant plant resources would be terminable at any time between 2008 and 2015 at PNM's discretion, as long as the utility's dispatch capability is not impaired in any way.

       PNM agreed to forego recovery of the costs incurred in preparing to transition to a competitive retail market in New Mexico. This will result in a one-time charge of approximately $16.7 million, pre-tax, in the first quarter of 2003.

       In the Global Electric Agreement, PNM, PRC utility staff and intervenors agreed to actively support the repeal of a majority of the Restructuring Act, as amended. Legislation repealing the Restructuring Act, as amended, and continuing authorization for utilities to participate in merchant plant for a limited time has been introduced as SB 718. On February 28, 2003, SB 718 passed the Senate by a vote of 37-2. It is now awaiting action in the House of Representatives. If the repeal does not occur during the 2003 New Mexico Legislative Session, various modifications to the conditions of the Global Electric Agreement are triggered depending on how long repeal is delayed.

       In summary, the terms of this Global Electric Agreement and the Company's continuing efforts to control expenses offer significant benefits to both customers and shareholders in the form of lower rates, a predictable rate path, and the resolution of important issues affecting implementation of the Company's strategic plan over the next several years.

       The Company is currently unable to predict the impact these proceedings may have on its plans to expand its generating capacity and its future financial condition and results of operations.

                                  WATER SUPPLY

       There is a growing concern in New Mexico about the use of water for power plants, due to the state's arid climate and current drought conditions. The availability of sufficient water supplies to meet all the needs of the state, including growth, is a major issue. An interim committee of the legislature refused to support legislation mandating the use of dry cooling technology. However, legislation requiring a water conservation plan as part of an application for siting generation plants of a certain size is being considered in the 2003 session. In building the Afton and Lordsburg plants, the Company has secured sufficient water rights.

       The Four Corners region, in which SJGS and Four Corners are located, has been experiencing drought conditions that may affect the water supply for the plants in 2003, as well as later years if adequate moisture is not received in the watershed that supplies the area. USBR is working to assess the adequacy of the water supply under PNM's USBR contract for 16,200 acre feet of water that supplies SJGS. Additionally, various stakeholders in the San Juan Basin, including the New Mexico State Engineer, are evaluating what water rights might be affected by the drought conditions, including water rights pursuant to the New Mexico state permit that provide 8,000 acre feet of water to SJGS and approximately 28,000 acre feet of water for Four Corners. PNM is assessing alternatives for temporary supplies of water and is working with USBR and area stakeholders to minimize the effect on operations of the plants. PNM has assessed its situation with regard to the drought and the alternatives available to it and does not believe that its operations will be materially affected at this time. However, PNM cannot forecast the weather situation and its ramifications with any degree of certainty or how regulators and legislators may impact PNM's situation in the future, should the drought continue.

                  WESTERN UNITED STATES WHOLESALE POWER MARKET

       A significant portion of the Company's earnings in 2001 was derived from the Company's wholesale power marketing operations, which benefited from strong demand and high wholesale prices in the Western United States. These market conditions were driven by a number of separate factors, including electric power supply shortages in the Western United States during the first half of 2001, weather conditions, gas supply costs and transmission constraints. As a result of these factors, the wholesale power market in the Western United States became extremely volatile and, while providing many marketing opportunities, presented and continues to present significant risk to companies selling power into this marketplace.

       These conditions resulted in the well-publicized "California energy crisis" and in the bankruptcy filings of the California Power Exchange ("Cal PX") and of Pacific Gas and Electric Company ("PG&E"), although the turmoil in the Western markets was not limited to California. However, since the third quarter of 2001, conditions in the Western wholesale power market have changed substantially as the result of certain regulatory actions (see below), moderate weather conditions, conservation measures, the construction of additional generation, and a decline in natural gas prices, as well as the lingering slowdown in the regional economy. These changes have placed and are expected to continue to place downward pressure on wholesale electricity prices.

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

California Refund Proceeding

       By order dated June 19, 2001, in response to a complaint filed by San Diego Gas and Electric Company ("SDG&E") and other California buyers against sellers into the California wholesale electric market, the FERC directed one of its administrative law judges ("ALJ") to convene a settlement conference to address potential refunds owed by sellers into the California market. The settlement conference, in which PNM participated, was ultimately unsuccessful, and the ALJ recommended to the FERC that an evidentiary hearing be held to resolve the dispute, suggesting that refunds were due; however, the estimated refunds were significantly lower than those demanded by California, and in most instances, were offset by the amounts due suppliers from the Cal PX and Cal ISO. The California parties had demanded refunds of approximately $9 billion from power suppliers. Hearings on the refunds were held in September 2002 and the ALJ issued his Proposed Findings on California Refund Liability on December 12, 2002, in which he determined that the Cal ISO had, for the most part, calculated the amounts of the refunds correctly. In his appendix identifying the amounts of the refunds, he identified what he termed "ballpark" figures for the amount of refunds due under his order. PNM was identified as having a refund liability of approximately $4.3 million, while being owed approximately $7 million from the Cal ISO. Pursuant to the FERC's order, PNM filed, in conjunction with the competitive supplier group, initial comments on January 13, 2003 to the ALJ's preliminary findings addressing errors the Company believes the ALJ made in his proposed findings and reply comments on February 3, 2003. Prior to the December 12, 2002 ALJ decision, the Ninth Circuit Court of Appeals ordered FERC to allow the parties in the case to provide additional evidence in the case. Several California parties submitted additional evidence on March 3, 2003, which they argue supports their position that virtually all market participants either engaged in specific market manipulation strategies or facilitated such strategies, including PNM. PNM maintains that it did not engage in improper wholesale trading activities. PNM, along with other members of the competitive supplier group, will file reply evidence on March 20, 2003. PNM cannot predict what effect this additional evidence will have on the prior decision of the ALJ as to specific refund amounts. The Company is unable to predict the ultimate outcome of this FERC proceeding, or whether PNM will be directed to make any refunds as the result of a FERC order.

Pacific Northwest Refund Proceeding

       In addition to the California refund proceedings, Puget Sound Energy, Inc., filed a complaint at FERC alleging that spot market prices in the Pacific Northwest wholesale electric market were unjust and unreasonable. On September 24, 2001, the ALJ issued a recommended decision and declined to order refunds associated with wholesale electric sales in the Pacific Northwest. Prior to the FERC acting on the ALJ's recommended decision, several parties joined in filing a motion at the FERC requesting the FERC to reopen the proceeding, in view of the issuance of the FERC Staff's report on the Enron trading strategies, to permit further investigation and discovery into transactions in the wholesale electric market in the Pacific Northwest. The FERC re-opened the docket to receive additional evidence from the parties. The FERC did not remand the case to the ALJ, but determined to undertake themselves the review of any additional evidence in conjunction with the ALJ's recommended decision. On March 3, 2003, Puget Sound and other parties submitted additional evidence to FERC alleging the existence of unlawful wholesale electric prices in the Pacific Northwest and that FERC should require sellers to provide refunds for spot market bilateral sales transactions in the Pacific Northwest. The Company believes there is nothing in this additional evidence that requires FERC to reverse the prior decision of the ALJ denying refunds. The Company is unable to predict the ultimate outcome of this FERC proceeding, or whether PNM will be directed to make any refunds as the result of an order by the FERC.

FERC Investigation of "Enron-Like" Trading Practices

       The FERC has also initiated a market manipulation investigation, partially in response to the bankruptcy filing of the Enron Corporation ("Enron") and to allegations that Enron may have engaged in manipulation of portions of the Western wholesale power market. In connection with that investigation, all FERC jurisdictional and non-jurisdictional sellers into Western electric and gas markets have been required to submit data regarding short-term transactions in 2000-2001. PNM made its data submission on April 2, 2002. Subsequently, in May 2002, new Enron documents came to light that raised additional concerns about Enron's trading practices. In light of these new revelations, the FERC issued additional orders in the pending investigation requiring sellers to respond to detailed questions by admitting or denying that they had engaged in trading practices similar to those practiced by Enron and certain other sellers, including so-called "wash" transactions. The FERC issued supplemental requests for data submissions. In its responses to the FERC requests, PNM denied that it had engaged in improper activities such as those identified in Enron's memos and also denied engaging in "wash" transactions. PNM admitted engaging in certain activities described in the memos that were not improper. Where appropriate, PNM's responses addressed any arguable similarities between any of its trading activities and those under investigation by the FERC. The FERC staff has issued a preliminary report on its findings, recommending that the FERC initiate formal investigative proceedings directed at three companies and the FERC has done so. The Company was not among the companies named. The Company cannot predict the outcome of this investigation.

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

California Attorney General Complaint

       In March 2002, the California Attorney General filed a complaint with the FERC against numerous sellers regarding prices for wholesale electric sales into the Cal ISO and Cal PX and to the California Department of Water Resources ("Cal DWR"). PNM was among the sellers identified in this complaint and filed its answer and motion to intervene. In its answer, PNM defended its pricing and challenged the theory of liability underlying the California Attorney General's complaint. On May 31, 2002, the FERC entered an order denying the California Attorney General's request to initiate a refund proceeding, but directed sellers, including PNM, to comply with additional reporting requirements with regard to certain wholesale power transactions. PNM has made filings required by the May 31, 2002 order. The California Attorney General filed a request for rehearing contesting the FERC decision. On September 23, 2002, the FERC issued its order denying the California Attorney General's request for rehearing. The California Attorney General has filed a petition for review in the United States Court of Appeals for the Ninth Circuit. PNM has intervened in the Ninth Circuit appeal and intends to participate as a party in that proceeding. The Company cannot predict the outcome of this appeal. As addressed below, the California Attorney General has also threatened litigation against PNM in state court in California based on similar allegations.

California Attorney General Threatened Litigation

       The California Attorney General has filed several lawsuits in California state court against certain power marketers for alleged unfair trade practices involving alleged overcharges for electricity. By letter dated April 9, 2002, the California Attorney General notified PNM of its intention to file a complaint in California state court against PNM concerning its alleged failure to file rates for wholesale electricity sold in California and for allegedly charging unjust and unreasonable rates in the California markets. The letter invited PNM to contact the California Attorney General's office before the complaint was filed, and PNM has met several times with representatives of the California Attorney General's office. Further discussions are contemplated. To date, a lawsuit has not been filed by the California Attorney General and the Company cannot predict the outcome of this matter.

California Antitrust Litigation

       Several class action lawsuits have been filed in California state courts against electric generators and marketers, alleging that the defendants violated the law by manipulating the market to grossly inflate electricity prices. Named defendants in these lawsuits include Duke Energy Corporation ("Duke") and related entities along with other named sellers into the California market and numerous other "unidentified defendants." These lawsuits were consolidated for hearing in state court in San Diego. In May 2002, the Duke defendants in the foregoing state court litigation served a cross-claim on PNM. Duke also cross-claimed against many of the other sellers into California. Duke asked for declaratory relief and for indemnification for any damages that might ultimately be imposed on Duke. Several defendants removed the case to federal court. The federal judge has entered an order remanding the matter to state court, but the filing of various procedural motions has delayed the effect of this ruling. PNM has joined with other cross-defendants in motions to dismiss the cross-claim. The Company believes it has meritorious defenses but cannot predict the outcome of this matter.

Block Forward Agreement Litigation

       On February 1, 2002, PNM was served with a declaratory relief complaint filed by the State of California in California state court. The state's declaratory relief complaint seeks a determination that the state is not liable for its commandeering of certain energy contracts known as "Block Forward Agreements". The Block Forward Agreements were a form of futures contracts for the purchase of electricity at below-market prices and served as security for payment by PG&E and SCE for their electricity purchases through the Cal PX. When PG&E and SCE defaulted on payment obligations incurred through the Cal PX, the Cal PX moved to liquidate the Block Forward Agreements to satisfy in part the obligations owed by PG&E and SCE. Before the Cal PX could liquidate the Block Forward Agreements, California commandeered them for its own purposes. In March 2001, PNM and other similarly situated sellers of electricity through the Cal PX filed claims for damages with the California state Victims Compensation and Government Claims Board ("Victims Claims Board") on the theory that the state, by commandeering the Block Forward Agreements, had deprived them of security to which they were entitled under the terms of the Cal PX's tariff. The Victims Claims Board filing was an administrative remedy that served as a mandatory prerequisite to filing suit against the state for recovery of damages related to the commandeering of the Block Forward Agreements. The Victims Claims Board denied PNM `s claim on March 22, 2002. PNM filed a complaint against the State of California in California state court on September 20, 2002 seeking damages for the state's commandeering of the Block Forward Agreements and requesting judicial coordination with the state's declaratory relief action filed in February 2002 on the basis that the two actions raise essentially the same issues. The California State court stayed the proceedings through April 11, 2003 pending resolution of certain related issues before the FERC.

                  Effects of Certain Events on Future Revenues

       On October 1, 1999, Western Area Power Administration ("WAPA") filed a petition at the FERC requesting the FERC to order PNM to provide network transmission service to WAPA under PNM's Open Access Transmission Tariff on behalf of the United States Department of Energy ("DOE") as contracting agent for Kirtland Air Force Base ("KAFB").

       On April 29, 2002, the FERC issued its Final Order directing PNM to provide the service. The Company filed an appeal of the April 29th order in the United States Court of Appeals for the 10th Circuit. The Company, USEA and WAPA entered a binding memorandum of understanding resolving the dispute. The memorandum provided that upon approval by the PRC of the Agreement resolving the Company's electric rate path and merchant plant issues described earlier in (wherever it is described), the Company would dismiss its appeal at the Tenth Circuit and WAPA would purchase from the Company approximately 60 MW of electric power that will be wheeled under the FERC Final Order to serve KAFB. The power sales agreement between the Company and WAPA was executed on February 3, 2003. On March 1, 2003 the power sales agreement went into effect and the Company dismissed its appeal at the 10th Circuit on March 5, 2003.

       Due to the price difference between New Mexico jurisdictional retail sales rates and the wholesale rates under the power sales agreement between the Company and WAPA, the loss in revenue is expected to be $2.8 million per year beginning in 2004.

       In a separate but related proceeding, PNM and the United States Executive Agencies on behalf of KAFB are involved in a PRC case regarding a dispute over specific Company tariff language under which PNM provides service to KAFB. The PRC case was held in abeyance, pending the outcome of the FERC proceeding. A status conference is scheduled before the PRC Hearing Examiner to determine how to proceed with the case due to the dismissal of the Tenth Circuit appeal and implementation of the power sales agreement between Wapa and the Company.

                             NEW SOURCE REVIEW RULES

       In November 1999, the Department of Justice at the request of the Environmental Protection Agency ("EPA") filed complaints against seven companies alleging the companies over the past 25 years had made modifications to their plants in violation of the New Source Review ("NSR") requirements and in some cases the New Source Performance Standard ("NSPS") regulations, which could result in the requirement to make costly environmental additions to older power plants. Whether or not the EPA will prevail is unclear at this time. The EPA has reached a settlement with one of the companies sued by the Justice Department. Discovery continues in the pending litigation, several of the pending cases are approaching trial, and a trial has commenced in one of the cases. No complaint has been filed against PNM by the EPA, and the Company believes that all of the routine maintenance, repair, and replacement work undertaken at its power plants was and continues to be in accordance with the requirements of NSR and NSPS. However, by letter dated October 23, 2000, the New Mexico Environmental Department ("NMED") made an information request of PNM, advising PNM that the NMED was in the process of assisting the EPA in the EPA's nationwide effort "of verifying that changes made at the country's utilities have not inadvertently triggered a modification under the Clean Air Act's Prevention of Significant Determination ("PSD") policies." PNM has responded to the NMED information request. In late June 2002, PNM received another information request from the NMED for a list of capital projects budgeted or completed in 2001 or 2002. PNM has responded to this additional NMED information request.

       The National Energy Policy released in May 2001 by the National Energy Policy Development Group called for a review of the pending EPA enforcement actions. As a result of that review, on June 14, 2002, the EPA announced its intention to pursue steps to increase energy efficiency, encourage emissions reductions and make improvements and reforms to the NSR program. The EPA announced that, among other things, the NSR program had impeded or resulted in the cancellation of projects that would maintain or improve reliability, efficiency and safety of existing power plants. The EPA's June 2002 announcement contemplated further rulemakings on NSR-related issues and expressly cautioned that the announcement was not intended to affect pending NSR enforcement actions. Thereafter, on December 31, 2002, the EPA promulgated certain long-awaited revisions to the NSR rules, along with proposals to revise the routine maintenance, repair and replacement exclusion contained in the regulations. There is no specific timetable for these revisions and the ultimate resolution of NSR-related issues raised by the enforcement actions remains unclear. If the EPA were to prevail in the position advanced in the pending litigation, the Company may be required to make significant capital expenditures, which could have a material adverse effect on the Company's financial position and results of operations.

                      Citizen Suit Under the Clean Air Act

       By letter dated January 9, 2002, counsel for the Grand Canyon Trust and Sierra Club (collectively, "GCT") notified PNM of GCT's intent to file a so-called "citizen suit" under the Clean Air Act, alleging that PNM and co-owners of the SJGS violated the Clean Air Act, and the implemention of federal and state regulations, at SJGS. Pursuant to that notification, on May 16, 2002, the GCT filed suit in federal district court in New Mexico against PNM (but not against the other SJGS co-owners). The suit alleges two violations of the Clean Air Act and related regulations and permits. First, GCT argues that the plant has violated, and is currently in violation of, the federal PSD rules, as well as the corresponding provisions of the New Mexico Administrative Code, at SJGS Units 3 and 4. Second, GCT alleges that the plant has "regularly violated" the 20% opacity limit contained in SJGS's operating permit and set forth in federal and state regulations at Units 1, 3 and 4. The lawsuit seeks penalties as well as injunctive and declaratory relief. PNM filed its answer in federal court on June 6, 2002, denying the material allegations in the complaint. Both sides in the litigation have filed motions for partial summary judgment, but the court has, to date, made no rulings on any of these matters. A trial date on liability issues has been scheduled on a trailing docket for June 2003. Based on its investigation to date, the Company firmly believes that the allegations are without merit and PNM vigorously disputes the allegations. PNM has always adhered and continues to adhere to high environmental standards as evidenced by its ISO 14000 certification. The Company is, however, unable to predict the ultimate outcome of the matter.

                              NATURAL GAS EXPLOSION

       On April 25, 2001, a natural gas explosion occurred in Santa Fe, New Mexico. The apparent cause of the explosion was a leak from a PNM line near the location. The explosion destroyed a small building and injured two persons who were working in the building. PNM's investigation indicates that the leak was an isolated incident likely caused by a combination of corrosion and increased pressure. PNM also cooperated with an investigation of the incident by the PRC's Pipeline Safety Bureau (the "Bureau"), which issued its report on March 18, 2002. The Bureau's report gave PNM notice of probable violations of the New Mexico Pipeline Safety Act and related regulations. PNM and the Bureau staff entered a compliance agreement addressing the probable violations and filed it with the PRC for approval on March 4, 2003. PNM agreed to undertake a list of twenty-four corrective actions, including internal policy changes, retraining employees and enhancing gas line monitoring. PNM has also agreed to voluntarily accelerate spending on pipeline replacement by more than $10.0 million and to commit an additional $1.8 million to development and implementation of systems to improve gas line management. The compliance agreement is pending before the PRC-. Two lawsuits against PNM by the injured persons along with several claims for property and business interruption damages have been resolved.

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

                         ARCHEOLOGICAL SITE DISTURBANCE

       The Company hired a contractor, Great Southwestern Construction, Inc. ("Great Southwestern"), to conduct certain "climb and tighten" activities on a number of electric transmission lines in New Mexico between July 2001 and December 2001. Those lines traverse a mix of federal, state, tribal and private properties in New Mexico. In late May 2002, the U.S. Forest Service ("USFS") notified PNM that apparent disturbances to archeological sites had been discovered in and around the rights-of-way for PNM's transmission lines in the Carson National Forest in New Mexico. Great Southwestern performed "climb and tighten" activities on those transmission lines. PNM has confirmed the existence of the disturbances, as well as disturbances associated with certain arroyos that may raise issues under section 404 of the Clean Water Act. PNM has given the Corps of Engineers notice concerning the disturbances in arroyos. The Corps of Engineers has acknowledged the Company's notice and asked PNM to cooperate in addressing these disturbances. No formal or written demand by the USFS has been made on the Company with respect to this matter, but the USFS has verbally instructed PNM to undertake an assessment and possible related mitigation measures with respect to the archeological sites in question. PNM contracted for an archeological assessment and a proposed remediation plan with respect to the disturbances and has provided the assessment to the USFS and the federal Bureau of Land Management ("BLM"). PNM has provided Great Southwestern with notice and a demand for indemnity. A subsequent preliminary investigation into other transmission lines that were covered by the "climb and tighten" project indicated that there are disturbances on lands governed by other federal agencies and Indian tribes. PNM and Great Southwestern have provided notice of the potential disturbances to these other agencies and tribes. No formal action has been initiated against PNM and no notice of any contemplated action has been received. The Company had been informed that the USFS and BLM had commenced a criminal investigation into Great Southwestern's activities on this project. However, the Company recently received verbal confirmation that the USFS and the BLM have decided to decline criminal prosecution. The State of New Mexico recently requested information from PNM concerning the location of potential disturbances on state lands. The Navajo Nation has also requested further information concerning disturbances on Navajo land. The Company is unable to predict the outcome of this matter and cannot estimate with any certainty the potential impact on the Company's operations.

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

       The SJCC, through leases with the federal government and the State of New Mexico, owns coal interests with respect to the underground mine. The plaintiff, through leases with the federal government, the State of New Mexico and certain private parties, claims to own certain oil and gas interests in portions of the land that is to be used for the underground mine. The plaintiff alleges that the SJCC's underground coal mining operations have or will interfere with plaintiff's gas production and result in the dissipation of natural gas that it otherwise would be entitled to recover. The plaintiff also alleges, and seeks a declaration by the court, that the rights under its leases are senior and superior to the rights of the SJCC.

       The SJCC has informed the Company that SJCC intends to vigorously dispute the litigation. On September 17, 2002, the SJCC filed a motion to dismiss the claims against it on several grounds. Discovery for the lawsuit has not yet started. The Company cannot predict the ultimate outcome of the litigation or whether the litigation will adversely affect the amount of coal available, or its price for SJGS.

                            EXCESS EMISSIONS REPORTS

       As required by law, whenever there are excess emissions from SJGS, due to such causes as start-up, shutdown, upset, breakdown or certain other conditions, PNM makes filings with the NMED. For some two years, PNM has been in discussions with NMED concerning excess emissions reports for the period after January 1997. NMED is still in the process of investigating the circumstances of these excess emissions and whether these emissions involve any violation of applicable permits and regulations. PNM and NMED have entered into several agreements tolling the running of the statute of limitations in order to allow NMED to complete its review of these filings. The present tolling agreement expires March 14, 2003. PNM has been advised by NMED counsel that NMED is in the process of preparing a draft administrative compliance order addressing certain claimed violations, but PNM has not seen this draft order and has not had a chance to meet with NMED to address any violations that might be claimed. The Company is unable to predict the outcome of this matter and cannot estimate the potential impact on the Company's operations.

                      NEW AND PROPOSED ACCOUNTING STANDARDS

       Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 143. SFAS 143 requires the recognition and measurement of liabilities associated with the retirement of tangible long-lived assets that result from the acquisition, construction or development and or the normal operations of the long-lived assets. Retirement obligations associated with long-lived assets included within the scope of SFAS 143 are those for which a legal obligation exists under enacted laws, statutes, written or oral contracts, including obligations arising under the doctrine of promissory estoppel. Under the standard, the asset retirement obligation ("ARO") liability is recognized at its fair value as incurred.

       The recognition of an ARO results in an increase in the carrying cost of the long-lived asset, which will be amortized using a systematic and rationale basis over the remaining life of the related asset as depreciation expense. An ARO represents a future liability and, as a result, accretion expense will be accrued on this liability until such time as the obligation is satisfied. Accretion of the ARO liability due to the passage of time is recorded as an operating expense. If at the end of the asset's life the recorded liability differs from the actual settled obligation, the Company may incur a gain or loss that will be recognized at that time. The net difference between the amounts determined under SFAS 143 and the Company's previous method of accounting for such activities net of expected regulatory recovery, will be recognized as a cumulative effect of a change in accounting principle, net of related income taxes. The Company is currently calculating the liability associated with its AROs but does not believe there will be a material effect on continuing operations for the adoption of this standard.

       Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). In April 2002, the FASB issued SFAS 145. This statement updates and clarifies existing accounting pronouncements for the treatment of gains and losses from extinguishment of debt and eliminates an inconsistency between required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have similar economic effects as sale-leaseback transactions. In accordance with previous accounting standards, gains and losses from extinguishment of debt were classified as extraordinary gains and losses. The current statement permits gains and losses from extinguishment of debt to be classified as ordinary and included in income from operations, unless they are unusual in nature or occur infrequently and therefore included as an extraordinary item.

       SFAS 145 is effective for fiscal years beginning after May 15, 2002 for the provisions related to the rescission of FASB Statements No. 4, 44 and 64, and for all transactions entered into after May 15, 2002 for the provision related to the amendments of FASB Statement No. 13. The Company does not believe there will be a material effect from the adoption of this standard on the Company's consolidated statements of financial position or results of operations.

       Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). In July 2002, the FASB issued SFAS 146. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred and is effective for exit or disposal activities that are initiated after December 31, 2002 and nullifies EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." It also substantially nullifies EITF Issue No. 88-10, "Costs Associated with Lease Modification or Termination." Previously issued financial statements, including interim financial statements, cannot be restated. The Company does not expect its adoption of this standard in fiscal year 2003 to have a significant impact on its financial statements.

       Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, Amendment of FASB Statement No. 123 and APB Opinion No. 28" ("SFAS 148"). In December 2002, the FASB issued SFAS 148 that amended SFAS 123 to provide alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation but does not require fair value accounting as prescribed in SFAS 123. SFAS 148 is effective for fiscal years ending after December 15, 2002. It also amends the disclosure provisions of SFAS 123 and Accounting Principles Board Opinion No. 28 to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The disclosure provisions of SFAS 148 are incremental to the existing disclosure requirements of SFAS 123 and are applicable to all companies with stock-based compensation. The Company adopted the disclosure requirements of this standard in fiscal year 2002, but continues to account for stock-based compensation under APB 25.

       Financial Accounting Standards Board ("FASB") Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34" ("FIN 45 "). In November 2002, the FASB issued FIN 45 which enhances the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations it has undertaken in issuing the guarantee. FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying obligation that is related to an asset, liability, or an equity security of the guaranteed party. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The guarantor's previous accounting for guarantees issued prior to the date of initial application should not be revised or restated. The Company adopted FIN 45, and such adoption did not have a material impact on the financial statements.

       Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements" ("FIN 46"). In January 2003, the FASB issued FIN 46 to address the consolidation of variable interest entities that have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity and (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities, or (c) the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses. FASB believes that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. There are also additional disclosure requirements for an enterprise that holds significant variable interests in a variable interest entity but is not the primary beneficiary. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date and may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. Currently, the Company does not have interests in any variable interest entity.

       EITF 02-3 "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities", EITF 98-10 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" and Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities". On October 25, 2002, the EITF reached a final consensus on EITF 02-3 that rescinds EITF 98-10 and requires that all energy contracts held for trading purposes be presented on a net margin basis in the statement of earnings. The rescission of EITF 98-10 requires that energy contracts which do not meet the definition of a derivative under SFAS 133 no longer be marked to market and recognized in current earnings. As a result, all contracts which were marked to market under EITF 98-10 and must now be accounted for under the accrual method should be written back to cost with any difference included as a cumulative effect adjustment in the period of adoption. This transition provision will be effective for the first quarter of 2003. The rescission of EITF 98-10 did not have a material impact on the Company's financial condition or results of operations as all contracts previously marked-to-market under the definition provided in EITF 98-10 also met the definition of a derivative under SFAS 133 and are properly recorded at fair value with gains and losses recorded in earnings. The Company is reviewing its energy contract portfolio to determine whether its contracts meet the definition of trading activities under EITF 02-3 which should be presented on a net margin basis. The Company will reclassify prior periods to a net margin basis for those contracts previously accounted for under EITF 98-10 in the first quarter of 2003. The Company does not expect to report revenues and cost of energy sold on a net margin basis on a prospective basis as a result of the application of EITF 02-3 as none of the of Company's marketing activities meet the definitions of trading activities as prescribed by EITF 02-3.

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

       Because actual results may differ materially from expectations, the Company cautions readers not to place undue reliance on these statements. Future financial results will be affected by a number of factors, including interest rates, weather, fuel costs, changes in supply and demand in the market for electric power, wholesale power prices, market liquidity, the competitive environment in the electric and natural gas industries, the performance of generating units and transmission system, state and federal regulatory and legislative decisions and actions, and the performance of state, regional and national economies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

       The Company uses derivative financial instruments to manage risk as it relates to changes in natural gas and electric prices, changes in interest rates and, historically, adverse market changes for investments held by the Company's various trusts. The Company also uses certain derivative instruments for wholesale power marketing transactions in order to take advantage of favorable price movements and market timing activities in the wholesale power markets. The following additional information is provided.

Risk Management

       The Company controls the scope of its various forms of risk through a comprehensive set of policies and procedures and oversight by senior level management and the Holding Company Board of Directors. The Board's Finance Committee sets the risk limit parameters. The Risk Management Committee ("RMC"), comprised of corporate and business segment officers and other managers, oversees all of the activities, which include commodity price, credit, equity, interest rate and business risks. The RMC has oversight for the ongoing evaluation of the adequacy of the risk control organization and policies. The Company has a risk control organization, headed by the Director of Financial Risk Management ("Risk Manager"), which is assigned responsibility for establishing and enforcing the policies, procedures and limits and evaluating the risks inherent in proposed transactions, on an enterprise-wide basis.

       The RMC's responsibilities specifically include: establishment of a general policy regarding risk exposure levels and activities in each of the business segments; recommendation of the types of instruments permitted; authority to establish a general policy regarding counterparty exposure and limits; authorization and delegation of transaction limits; review and approval of controls and procedures; review and approval of models and assumptions used to calculate mark-to-market and risk exposure; authority to approve and open brokerage and counterparty accounts; review of hedging and risk activities; and quarterly reporting to the Finance Committee and the Board of Directors on these activities.

       The RMC also proposes Value at Risk ("VAR") limits to the Finance Committee. The Finance Committee ultimately sets the aggregate VAR limit.

       It is the responsibility of each business unit to create its own control procedures and policies within the parameters established by the Finance Committee. The RMC reviews and approves these policies, which are created with the assistance of the Chief Accounting Officer, Director of Internal Audit and the Risk Manager. Each business unit's policies address the following controls: authorized risk exposure limits; authorized instruments and markets; authorized personnel; policies on segregation of duties; policies on mark-to-market accounting; responsibilities for deal capture; confirmation procedures; responsibilities for reporting results; statement on the role of derivative transactions; and limits on individual transaction size (nominal value).

       To the extent an open position exists, fluctuating commodity prices can impact financial results and financial position, either favorably or unfavorably. As a result, the Company cannot predict with precision the impact that its risk management decisions may have on its businesses, operating results or financial position.

Commodity Risk

       Marketing and procurement of energy often involves market risks associated with managing energy commodities and establishing open positions in the energy markets, primarily on a short-term basis. These risks fall into three different categories: price and volume volatility, credit risk of counterparties and adequacy of the control environment. PNM routinely enters into forward contracts and options to hedge purchase and sale commitments, fuel requirements and to minimize the risk of market fluctuations on the Generation and Marketing Operations.

       The Company's wholesale power marketing operations, including both long-term contracts and merchant sales activities, are managed through an asset-backed marketing strategy, whereby PNM's aggregate net open forward contract position is covered by its own excess generation capabilities. PNM is exposed to market risk if its generation capabilities were disrupted or if its retail load requirements were greater than anticipated. If PNM were required to cover all or a portion of its net open contract position, it would have to meet its commitments through market purchases.

       Under the derivative accounting rules and the related accounting rules for energy contracts, the Company accounts for its various financial derivative instruments for the purchase and sale of energy differently based on management's intent when entering into the contract. Energy contracts which meet the definition of a derivative under SFAS 133 and do not qualify for a normal purchase or sale designation are recorded on the balance sheet at fair market value at each period end. The changes in fair market value are recognized in earnings unless specific hedge accounting criteria are met. Should an energy transaction qualify as a hedge, fair market value changes from year to year are recognized on the balance sheet with a corresponding charge to other comprehensive income. Gains or losses are recognized when the hedged transaction occurs. Normal purchases and sales are not marked to market but rather recorded in results of operations when the underlying transaction occurs.







                           (Intentionally left blank)

       The following table shows how the net fair value of mark-to-market energy contracts was derived from the amounts included in the balance sheet:

                                                             Year Ended
                                                             December 31,
                                                          2002          2001
                                                      -----------   ------------
                                                           (In thousands)
 Mark-to-Market Energy Contracts:
    Current asset....................................  $  4,531       $  9,461
    Long-term asset..................................       267          1,469
                                                      -----------   ------------
       Total mark-to-market assets...................     4,798         10,930
                                                      -----------   ------------
    Current liability................................    (5,725)       (36,256)
    Long-term liability..............................         -         (5,114)
                                                      -----------   ------------
       Total mark-to-market liabilities..............    (5,725)       (41,370)
                                                      -----------   ------------
 Net fair value of mark-to-market energy contracts...   $  (927)     $ (30,440)
                                                      ===========   ============

       The mark-to-market energy portfolio positions at December 31, 2002 and December 31, 2001 represent net liabilities after netting all open purchase and sale contracts. Because the contractual amounts required to settle the open net liability were greater than the current market values of the contracts, the Company recorded a net loss position in 2002 and 2001; however, the settlement of certain of these transactions in 2002 and changes in market prices significantly reduced the loss position and resulted in the recognition of a mark-to-market gain.

       The market prices used to value PNM's mark-to-market energy portfolio are based on closing exchange prices and over-the-counter quotations. As of December 31, 2002 and December 31, 2001, PNM did not have any outstanding contracts that were valued using methods other than quoted prices. The Company did not change its methods for valuing its mark-to-market energy portfolio in 2002 as compared to 2001.

       The following table provides detail of changes in the Company's mark-to-market energy portfolio net asset or liability balance sheet position from one period to the next:

                                                          Year Ended
                                                         December 31,
                                                    2002             2001
                                                  ------------    ------------
                                                         (In thousands)
   Sources of Fair Value Gain/(Loss)
   Fair value at beginning of year...............  $ (30,440)       $ (4,643)
   Amount realized on contracts delivered
      during period..............................     26,339           2,239
   Changes in fair value.........................      3,174         (28,036)
                                                  ------------    ------------
   Net fair value at end of period...............   $   (927)       $(30,440)
                                                  ============    ============
   Net change recorded as mark-to-market.........   $ 29,513        $(25,797)
                                                  ============    ============

       This table provides the maturity of the net assets/liabilities of the Company, giving an indication of when these mark-to-market amounts will settle and generate/(use) cash:

                   Fair Value at December 31, 2002

                                                   Maturities
                                     -----------------------------------------
                                     Less than
    Sources of Fair Value              1 year       1-3 Years        Total
    -------------------------------  -----------  -------------  -------------
                                                  (In thousands)

    Mark-to-market energy contracts     $(1,194)       $  267        $ (927)

       Note:  All values determined using broker quotes.

       As of December 31, 2002, a decrease in market pricing of PNM's mark-to-market energy portfolio by 10% would have resulted in a decrease in net earnings of less than 1%. Conversely, an increase in market pricing of this portfolio by 10% would have resulted in an increase in net earnings of less than 1%.

       At December 31, 2002, the market value of PNM's normal sales and purchases of electricity was a $54.6 million asset using the valuation methods described above. If these transactions did not meet the definition of normal under the accounting rules for derivatives, the Company would have recognized unrealized gains of $56.3 million as an adjustment to Generation and Marketing operating revenues based on the change in fair value of these contracts from January 1, 2002 to December 31, 2002.

       The Company assesses the risk of these long-term contracts and merchant sales activities using the VAR method to maintain the Company's total exposure within management-prescribed limits. The Company utilizes the variance/covariance model of VAR, which is a probabilistic model that measures the risk of loss to earnings in market sensitive instruments. The variance/covariance model relies on statistical relationships to analyze how changes in different markets can affect a portfolio of instruments with different characteristics and market exposure. VAR models are relatively sophisticated; however, the quantitative risk information is limited by the parameters established in creating the model. The instruments being evaluated may trigger a potential loss in excess of calculated amounts if changes in commodity prices exceed the confidence level of the model used. The VAR methodology employs the following critical parameters: volatility estimates, market values of open positions, appropriate market-oriented holding periods and seasonally adjusted correlation estimates. The Company's VAR calculation only considers the Company's forward position for the proceeding eighteen months. The Company uses a holding period of three days as the estimate of the length of time that will be needed to liquidate the positions. The volatility and the correlation estimates measure the impact of adverse price movements both at an individual position level as well as at the total portfolio level. The confidence level established is 99%. For example, if VAR is calculated at $10 million, it is estimated at a 99% confidence level that if prices move against PNM's positions, the Company's pre-tax gain or loss in liquidating the portfolio would not exceed $10 million in the three days that it would take to liquidate the portfolio.

       The Company's VAR is regularly monitored by the Company's RMC. The RMC has put in place procedures to ensure that increases in VAR are reviewed and, if deemed necessary, acted upon to reduce exposures. The VAR represents an estimate of the potential gains or losses that could be recognized on PNM's wholesale power marketing portfolios given current volatility in the market, and is not necessarily indicative of actual results that may occur, since actual future gains and losses will differ from those estimated. Actual gains and losses may differ due to actual fluctuations in market rates, operating exposures, and the timing thereof, as well as changes to PNM's wholesale power marketing portfolios during the year.

       The Company accounts for the sale of electric generation in excess of its retail needs or the purchase of power for retail needs as normal purchases and sales under SFAS 133. Purchases for resale and subsequent resales are accounted for as energy trading contracts in accordance with EITF 98-10 and comprise PNM's mark-to-market portfolio. The VAR for the mark-to-market portfolio was $72,027 at December 31, 2002. The Company also calculates a portfolio VAR, which in addition to its mark-to-market portfolio includes all contracts designated as normal sales and purchases, hedges, and its estimated excess generation assets. This excess is determined using average peak forecasts for the respective block of power in the forward market. The Company's portfolio VAR was $2.0 million at December 31, 2002.

       The following table shows the high, average and low market risk as measured by VAR on the Company's mark-to-market portfolio (three day holding period, 99% two-tailed confidence level):

                                       Year Ended
                                    December 31, 2002
                      -----------------------------------------
                         High            Average         Low
                      ------------    ------------    ---------
                                      (In thousands)

                          $3,408          $1,112          $29

Credit Risk

       PNM is exposed to credit losses in the event of non-performance or non-payment by counterparties. The Company uses a credit management process to assess and monitor the financial conditions of counterparties. Credit exposure is also regularly monitored by the RMC. The Company provides for losses due to market and credit risk. PNM's credit risk with its largest counterparty as of December 31, 2002 was $18.7 million.

       In 2001, in response to the increased credit risk and market price volatility described above, the Company provided an allowance against revenue of $12.0 million for anticipated losses to reflect management's estimate of the increased market and credit risk in the wholesale power market and its impact on 2001 revenues. As of December 31, 2001, $8.9 million was transferred to the allowance for bad debt. The Company reduced its reserves by $0.6 million for the year ended December 31, 2002 as a result of a lack of market liquidity, lower prices and lower volatility. Based on information available at December 31, 2002, the Company believes the total allowance for anticipated losses (exclusive of bad debt), currently established at $2.4 million, is adequate for management's estimate of losses from credit risk. The Company will continue to monitor the wholesale power marketplace and adjust its estimates accordingly.

       The following table provides information related to PNM's credit exposure, net of collateral as of December 31, 2002. It further delineates that exposure by the credit worthiness (credit rating) of the counterparties and provides guidance as to the concentration of credit risk to individual counterparties PNM may have.

           Schedule of Wholesale Power Marketing Credit Risk Exposure
                                December 31, 2002

                                                                                    Net
                           Exposure                                  Number      Exposure
                            Before                                     of          of
                            Credit         Credit                   Counter-     Counter-
                          Collateral     Collateral  Net Exposure    parties      parties
Rating (a)                    (b)            (c)                      >10%         >10%
------------------------  -----------   ------------  -----------  -----------  -----------
                                           (Dollars in thousands)
Investment grade........     $35,397         $    -      $35,397        1          $18,732
Non-investment grade           4,837              -        4,837                         -
Split rating............          20              -           20                         -
Internal ratings
   Investment grade.....         635              -          635                         -
   Non-investment
     grade..............      15,446            211       15,235         1           6,096
                          -----------   ------------  -----------               -----------
        Total...........     $56,335        $   211      $56,124                   $24,828
                          ===========   ============  ===========               ===========
Credit reserves                                          $ 2,433
                                                      ===========

(a) Rating - Included in "Investment Grade" are counterparties with a minimum Standard & Poor's rating of BBB- or Moody's rating of Baa3. If the counterparty has provided a guarantee by a higher rated entity (e.g., its parent), determination is based on the rating of its guarantor. The "Internal Ratings - Investment Grade" includes those counterparties that are internally rated as investment grade in accordance with the guidelines established in the Company's credit policy.

(b) The Exposure Before Credit Collateral is the net credit exposure to PNM from its wholesale power marketing activities. This includes long-term contracts and other merchant sales and purchases. The exposure captures the net amounts due to PNM from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses (pursuant to contract terms). Exposures are offset according to legally enforceable netting arrangements. Amounts are presented before those reserves that are determined on a portfolio basis. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Western United States Wholesale Power Market" for discussion of the reserves.)

(c) The Credit Collateral reflects the face amount of cash deposits, letters of credit and performance bonds received from counterparties.

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

Interest Rate Risk

       As of December 31, 2002, the Company has an investment portfolio of fixed-rate government obligations and corporate securities, which were subject to the risk of loss, associated with movements in market interest rates. For accounting purposes, the portfolio is classified as available-for-sale and is marked-to-market. As a result, unrealized losses resulting from interest rate increases are recorded as a component of comprehensive income. If interest rates were to rise 50 basis points from their levels at December 31, 2002, the fair value of these instruments would decline by 0.7% or $0.6 million. In addition, because of this interest rate sensitivity, early or unplanned redemption of these investments in a period of increasing interest rates would subject the Company to risk of a realized loss of principal as the fair market value of these investments would be less than their carrying value. The Company employs investment managers to mitigate this risk. As part of its investing strategies, the Company has diversified its portfolio with investments of varying maturity and obligors and limits credit exposure to high investment grade quality investments.

       PNM has long-term debt which subjects it to the risk of loss associated with movements in market interest rates. All of the Company's long-term debt is fixed-rate debt, and therefore, does not expose the Company's earnings to a risk of loss due to adverse changes in market interest rates. However, the fair value of these debts instruments would increase by approximately 4.05% or $38.8 million if interest rates were to decline by 50 basis points from their levels at December 31, 2002. As of December 31, 2002, the fair value of PNM's long-term debt was $960 million as compared to a book-value of $954 million. In general, an increase in fair value would impact earnings and cash flows if PNM were to re-acquire all or a portion of its debt instruments in the open market prior to their maturity. Certain issuances of the debt have call dates in December 2002 and August 2003. To hedge against the risk of rising interest rates and their impact on the economics of calling the debt, PNM has entered into forward starting interest rate swaps in 2001 and 2002. These forward interest rate swaps effectively lock-in interest rates for the notional amount of the debt that is callable at a rate of approximately 4.95% plus an adjustment for PNM's and the industry's credit ratings. At December 31, 2002, the fair market value of these derivative financial instruments was approximately $18.4 million unfavorable to the Company.

       PNM contributed $6.1 million in 2001 to a trust established to fund decommissioning costs for PVNGS. In January 2002, PNM contributed $23.5 million for plan year 2001 to the trust for the Company's pension plan, and other post retirement benefits. Additional contributions were made in September 2002 for $1.1 million and in December 2002 for $1.5 million for the 2002 plan year. The securities held by the trusts had an estimated fair value of $63.2 million as of December 31, 2002, of which approximately 27% were fixed-rate debt securities that subject the Company to risk of loss of fair value with movements in market interest rates. If rates were to increase by 50 basis points from their levels at December 31, 2002, the decrease in the fair value of the securities would be 3.2% or $4.3 million. PNM does not currently recover or return through rates any losses or gains on these securities; therefore, the Company is at risk for shortfalls in its funding of its obligations due to investment losses. However, the Company does not believe that long-term market returns over the period of funding will be less than required for the Company to meet its obligations. (For further information, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Pension and Other Post-Retirement Benefits.")

Equity Market Risk

       As discussed above under Interest Rate Risk, PNM contributes to trusts established to fund its share of the decommissioning costs of PVNGS and pension and other post-retirement benefits. The trusts hold certain equity securities as of December 31, 2002. These equity securities also expose the Company to losses in fair value. Approximately 65% of the securities held by the various trusts were equity securities as of December 31, 2002. Similar to the debt securities held for funding decommissioning and certain pension and other post-retirement costs, PNM does not recover or earn a return on through rates, any losses or gains on these equity securities. (For further information, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Pension and Other Post-Retirement Benefits.")

       In 2001, the Company implemented an enhanced cash management strategy using derivative instruments based on the Standard & Poor's 100, S&P 500, and Nasdaq composite indices. The strategy is designed to capitalize on high market volatility or benefit from market direction. An investment manager is utilized to execute the program. The program is carefully managed by the RMC and has VAR and stop-loss limits established. Trades are typically closed-out before the end of a reporting period and within the same day of execution. There were no open positions as of December 31, 2002.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                                      INDEX



                                                                          Page
                                                                          ----

Management's Responsibility for Financial Statements...................    F-1
Report of Independent Auditor (PNM Resources, Inc.)....................    F-3
Report of Independent Auditor (Public Service Company of New Mexico)... F-4 Financial Statements:
   PNM Resources, Inc. and Subsidiaries
       Consolidated Statements of Earnings.............................    F-5
       Consolidated Statements of Retained Earnings....................    F-6
       Consolidated Balance Sheets.....................................    F-7
       Consolidated Statements of Cash Flows...........................    F-9
       Consolidated Statements of Capitalization.......................   F-10
       Consolidated Statements of Comprehensive Income/(Loss)..........   F-11
   Public Service Company of New Mexico
       Consolidated Statements of Earnings.............................   F-12
       Consolidated Statements of Retained Earnings....................   F-13
       Consolidated Balance Sheets.....................................   F-14
       Consolidated Statements of Cash Flows...........................   F-16
       Consolidated Statements of Capitalization.......................   F-17
       Consolidated Statements of Comprehensive Income/(Loss)..........   F-18
   Notes to Consolidated Financial Statements..........................   F-19
Supplementary Data:
   Quarterly Operating Results.........................................   F-65
   Comparative Operating Statistics....................................   F-67
   Independent Auditors' Report........................................   F-68
   Schedule I Condensed Financial Information of Parent Company........   F-69
   Schedule II Valuation and Qualifying Accounts.......................   F-72

              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

The accompanying financial statements of PNM Resources, Inc. and its subsidiaries and Public Service Company of New Mexico and its subsidiaries, a wholly owned subsidiary of PNM Resources, Inc., have been prepared in conformity with accounting principles generally accepted in the United States of America.

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

The Audit and Ethics Committee of the Board of Directors of PNM Resources, Inc., composed entirely of outside directors, meets regularly with financial management, the corporate auditors and the independent auditors to review the work of each. The independent auditors and corporate auditors have free access to the Committee, without management representatives present, to discuss the results of their audits and their comments on the adequacy of internal controls and the quality of financial reporting.

                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------


To the Board of Directors and Stockholders of PNM Resources, Inc.


We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of PNM Resources, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of earnings, retained earnings, comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PNM Resources, Inc. and subsidiaries as of December 31, 2002 and 2001, and results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.



DELOITTE & TOUCHE LLP


Omaha, Nebraska
February 11, 2003

                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------


To the Board of Directors and Stockholder of Public Service Company of New Mexico


We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Public Service Company of New Mexico and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of earnings, retained earnings, comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Public Service Company of New Mexico and subsidiaries as of December 31, 2002 and 2001, and results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.



DELOITTE & TOUCHE LLP


Omaha, Nebraska
February 11, 2003

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                                           Year Ended December 31,
                                                                -------------------------------------------
                                                                     2002           2001           2000
                                                                -------------  -------------  -------------
                                                                  (In thousands, except per share amounts)
Operating Revenues: (notes 1 and 2)
  Electric.....................................................   $ 895,474     $1,952,861     $1,289,192
  Gas..........................................................     272,118        385,418        319,924
  Unregulated businesses.......................................       1,404          1,538          2,158
                                                                -------------  -------------  -------------
     Total operating revenues..................................   1,168,996      2,339,817      1,611,274
                                                                -------------  -------------  -------------
Operating Expenses:
  Cost of energy sold..........................................     550,053      1,524,285        949,880
  Administrative and general...................................     146,231        155,392        147,268
  Energy production costs......................................     149,528        152,455        139,894
  Depreciation and amortization................................     102,409         96,936         93,059
  Transmission and distribution costs..........................      63,870         69,001         60,330
  Taxes, other than income taxes...............................      34,244         30,302         34,405
  Income taxes (note 1 and 8)..................................      20,887         88,769         53,964
                                                                -------------  -------------  -------------
     Total operating expenses..................................   1,067,222      2,117,140      1,478,800
                                                                -------------  -------------  -------------
     Operating income..........................................     101,774        222,677        132,474
                                                                -------------  -------------  -------------
Other Income and Deductions:
  Other income.................................................      48,360         52,147         66,246
  Other deductions.............................................     (12,306)       (67,257)       (11,950)
  Income tax (expense) benefit  (notes 1 and 8)................     (12,144)         7,706        (20,382)
                                                                -------------  -------------  -------------
     Net other income and deductions...........................      23,910         (7,404)        33,914
                                                                -------------  -------------  -------------
     Earnings before interest charges..........................     125,684        215,273        166,388
                                                                -------------  -------------  -------------
Interest Charges:
  Interest on long-term debt (note 4)..........................      56,409         62,716         62,823
  Other interest charges.......................................       5,003          2,124          2,619
                                                                -------------  -------------  -------------
     Net interest charges......................................      61,412         64,840         65,442
                                                                -------------  -------------  -------------
Net Earnings...................................................      64,272        150,433        100,946
Preferred Stock Dividend Requirements..........................         586            586            586
                                                                -------------  -------------  -------------
Net Earnings Applicable to Common Stock........................   $  63,686      $ 149,847      $ 100,360
                                                                =============  =============  =============
Net Earnings per Share of Common Stock (Basic) (note 7)........   $    1.63      $    3.83      $    2.54
                                                                =============  =============  =============
Net Earnings per Share of Common Stock (Diluted) (note 7)......   $    1.61      $    3.77      $    2.53
                                                                =============  =============  =============
Dividends Paid per Share of Common Stock.......................   $    0.86      $    0.80      $    0.80
                                                                =============  =============  =============


              The accompanying notes are an integral part of these
                             financial statements.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                                  Year Ended December 31,
                                                        ----------------------------------------
                                                            2002          2001          2000
                                                        ------------  ------------  ------------
                                                                     (In thousands)

Balance at Beginning of Year..........................   $ 415,388     $ 296,843     $ 227,828
  Net earnings before preferred stock dividends.......      64,272       150,433       100,946
  Dividends (note 4):
     Cumulative preferred stock.......................        (586)         (586)         (586)
     Common stock.....................................     (34,423)      (31,302)      (31,345)
                                                        ------------  ------------  ------------
Balance at End of Year................................   $ 444,651     $ 415,388     $ 296,843
                                                        ============  ============  ============


              The accompanying notes are an integral part of these
                             financial statements.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                As of December 31,
                                                                            ---------------------------
                                                                               2002           2001
                                                                            -------------  ------------
                                                                                   (In thousands)
Utility Plant:  (notes 1, 11 and 12)
  Electric plant in service................................................  $2,301,673     $2,117,947
  Gas plant in service.....................................................     615,907        575,350
  Common plant in service and plant held for future use....................      79,987         45,223
                                                                            -------------  ------------
                                                                              2,997,567      2,738,520
  Less accumulated depreciation and amortization...........................   1,330,376      1,251,801
                                                                            -------------  ------------
                                                                              1,667,191      1,486,719
  Construction work in progress............................................     173,248        246,278
  Nuclear fuel, net of accumulated amortization of $16,568 and $16,954.....      26,832         26,940
                                                                            -------------  ------------
     Net utility plant.....................................................   1,867,271      1,759,937
                                                                            -------------  ------------
Other Property and Investments:
  Other investments (notes 1, 6 and 12)....................................     442,704        552,453
  Non-utility property, net of accumulated depreciation of
    $1,750 and $1,580......................................................       1,528          1,784
                                                                            -------------  ------------
     Total other property and investments..................................     444,232        554,237
                                                                            -------------  ------------
Current Assets:
  Cash and cash equivalents................................................       3,702         28,408
  Accounts receivables, net of allowance for uncollectible accounts
     of $15,575 and  $18,025...............................................      76,850         84,620
  Unbilled revenues (note 1)...............................................      49,079         62,377
  Other receivables........................................................      47,122         51,883
  Inventories (note 1).....................................................      37,230         36,483
  Regulatory assets (note 3)...............................................      24,027         10,473
  Short-term investments (note 1)..........................................      79,630         45,111
  Other current assets.....................................................      32,753         33,243
                                                                            -------------  ------------
     Total current assets..................................................     350,393        352,598
                                                                            -------------  ------------
Deferred charges:
  Regulatory assets (note 3)...............................................     196,283        195,367
  Prepaid retirement cost (note 9).........................................      39,665         18,273
  Other deferred charges...................................................     129,063         33,376
                                                                            -------------  ------------
     Total deferred charges................................................     365,011        247,016
                                                                            -------------  ------------
                                                                             $3,026,907     $2,913,788
                                                                            =============  ============

              The accompanying notes are an integral part of these
                             financial statements.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES

                                                                                     As of December 31,
                                                                                -----------------------------
                                                                                      2002           2001
                                                                                --------------  -------------
                                                                                        (In thousands)
Capitalization:
  Common stockholders' equity:
    Common stock outstanding--39,118 shares, no par value (note 4).............    $ 624,119       $625,632
    Accumulated other comprehensive loss, net of tax...........................      (94,721)       (28,996)
    Retained earnings..........................................................      444,651        415,388
                                                                                --------------  -------------
       Total common stockholders' equity.......................................      974,049      1,012,024
  Minority interest (notes 1 and 5)............................................       11,760         11,652
  Cumulative preferred stock without mandatory redemption
    requirements (note 4)......................................................       12,800         12,800
  Long-term debt (note 4)......................................................      980,092        953,884
                                                                                --------------  -------------
     Total capitalization......................................................    1,978,701      1,990,360
                                                                                --------------  -------------
Current Liabilities:
  Short-term debt..............................................................      150,000         35,000
  Accounts payable.............................................................       97,968         76,141
  Accrued interest and taxes (notes 1 and 8)...................................       46,189         72,022
  Other current liabilities....................................................       99,019        149,454
                                                                                --------------  -------------
     Total current liabilities.................................................      393,176        332,617
                                                                                --------------  -------------
Deferred Credits:
  Accumulated deferred income taxes (notes 1 and 8)............................      125,595        120,153
  Accumulated deferred investment tax credits (notes 1 and 8)..................       41,583         44,714
  Regulatory liabilities (note 3)..............................................       52,019         54,295
  Regulatory liabilities related to accumulated deferred income tax (note 3)...       14,137         14,163
  Accrued post-retirement benefit cost (note 9)................................       17,335         14,929
  Other deferred credits (note 13).............................................      404,361        342,557
                                                                                --------------  -------------
     Total deferred credits....................................................      655,030        590,811
                                                                                --------------  -------------
Commitments and Contingencies (note 12)........................................            -              -
                                                                                --------------  -------------
                                                                                 $ 3,026,907     $2,913,788
                                                                                ==============  =============


              The accompanying notes are an integral part of these
                             financial statements.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Year Ended December 31,
                                                                       --------------------------------------
                                                                          2002          2001         2000
                                                                       ------------ ------------ ------------
Cash Flows From Operating Activities:                                              (In thousands)
  Net earnings........................................................  $ 64, 272     $150,433     $100,946
  Adjustments to reconcile net earnings to net cash flows
    from operating activities:
      Depreciation and amortization...................................    115,415      106,768      103,829
      Accumulated deferred investment tax credit......................     (3,131)      (3,139)      (3,143)
      Accumulated deferred income tax.................................     47,269      (32,927)      21,215
      Asset write-offs................................................      4,817       24,079            -
      Write-off Avistar investments...................................          -       12,417            -
      Non-recurring merger costs......................................     (2,436)      17,975        6,700
      Net unrealized losses on trading and investment contracts.......    (29,513)      26,172          370
      Wholesale credit reserve........................................          -       (5,406)       8,456
      Other, net......................................................      2,083       (4,297)       (330)
      Changes in certain assets and liabilities:
        Accounts receivables..........................................     10,220       92,990      (90,680)
        Other assets..................................................    (52,655)      32,481      (32,444)
        Accounts payable..............................................     23,660     (137,073)     107,346
        Other liabilities.............................................    (82,750)      46,873       17,250
                                                                       ------------ ------------ ------------
          Net cash flows provided by operating activities.............     97,251      327,346      239,515
                                                                       ------------ ------------ ------------
Cash Flows From Investing Activities:
  Utility plant additions.............................................   (240,225)    (264,844)    (146,878)
  Redemption of short-term investments................................     76,633            -            -
  Return of principal PVNGS lessor notes..............................     17,531       16,674       16,668
  Merger acquisition costs............................................          -      (11,567)      (6,700)
  Short-term and long-term investments................................          -     (150,000)            -
  Other...............................................................    (54,366)       2,723      (20,590)
                                                                       ------------ ------------ ------------
          Net cash flows used for investing activities................   (200,427)   (407,014)     (157,500)
                                                                       ------------ ------------ ------------
Cash Flows From Financing Activities:
  Borrowings (note 4).................................................    115,000       35,000            -
  Repayments (note 4).................................................          -            -      (32,800)
  Exercise of employee stock options (note 10)........................     (2,412)      (2,179)      (1,232)
  Common stock repurchase (note 4)....................................          -            -      (27,867)
  Dividends paid......................................................    (34,226)     (31,876)     (32,265)
  Other...............................................................        108         (560)        (559)
                                                                       ------------ ------------ ------------
          Net cash flows provided by (used for) financing activities..     78,470          385      (94,723)
                                                                       ------------ ------------ ------------
Decrease in Cash and Cash Equivalents.................................    (24,706)     (79,283)     (12,708)
Beginning of Year.....................................................     28,408      107,691      120,399
                                                                       ------------ ------------ ------------
End of Year...........................................................   $  3,702     $ 28,408    $ 107,691
                                                                       ============ ============ ============
Supplemental cash flow disclosures:
  Interest paid, net of capitalized interest..........................   $ 53,041     $ 62,216    $  64,045
                                                                       ============ ============ ============
  Income taxes paid, net..............................................   $ 13,541     $ 72,146    $  50,480
                                                                       ============ ============ ============
  Long-term debt assumed for transmission line........................   $ 26,152     $      -    $       -
                                                                       ============ ============ ============

                 The accompanying notes are an integral part of
                          these financial statements.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                                                                  As of December 31,
                                                                             --------------------------
                                                                                2002         2001
                                                                             ------------- ------------
                                                                                  (In thousands)
Common Stock Equity:
    Common Stock, no par value (note 4).....................................   $ 624,119    $  625,632
    Accumulated other comprehensive income, net of tax......................     (94,721)      (28,996)
    Retained earnings.......................................................     444,651       415,388
                                                                             ------------- ------------
        Total common stock equity...........................................     974,049     1,012,024
                                                                             ------------- ------------
Minority Interest (notes 1 and 5)...........................................      11,760        11,652
                                                                             ------------- ------------
Cumulative Preferred Stock: (note 4)
    Without mandatory redemption requirements:
        1965 Series, 4.58% with a stated value of $100.00 and a
         current redemption price of $102.00.  Outstanding shares
         at December 31, 2002 were 128,000..................................      12,800        12,800
                                                                             ------------- ------------
Long-Term Debt: (note 4)
Issue and Final Maturity
    First Mortgage Bonds, Pollution Control Revenue Bonds:
       5.7%  due  2016......................................................      65,000        65,000
       6.375%  due  2022....................................................      46,000        46,000
                                                                             ------------- ------------
        Total First Mortgage Bonds                                               111,000       111,000
                                                                             ------------- ------------
     Senior Unsecured Notes, Pollution Control Revenue Bonds:
       6.30%    due  2016...................................................      77,045        77,045
       5.75%    due  2022...................................................      37,300        37,300
       5.80%    due  2022...................................................     100,000       100,000
       6.375%   due  2022...................................................      90,000        90,000
       6.375%   due  2023...................................................      36,000        36,000
       6.40%    due  2023...................................................     100,000       100,000
       6.30%    due  2026...................................................      23,000        23,000
       6.60%    due  2029...................................................      11,500        11,500
                                                                             ------------- ------------
         Total Senior Unsecured Notes, Pollution Control Revenue Bonds......     474,845       474,845
                                                                             ------------- ------------
     Senior Unsecured Notes:
          7.10%  due  2005..................................................     268,420       268,420
          7.50%  due  2018..................................................     100,025       100,025
     EIP debt due 2003-2012.................................................      26,152             -
     Other, including unamortized discounts.................................        (350)         (406)
                                                                             ------------- ------------
             Total long-term debt...........................................     980,092       953,884
                                                                             ------------- ------------
Total Capitalization........................................................ $ 1,978,701   $ 1,990,360
                                                                             ============= ============

              The accompanying notes are an integral part of these
                             financial statements.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                                                 Year Ended December 31,
                                                                         ------------------------------------
                                                                             2002        2001         2000
                                                                         ----------- ------------ -----------
                                                                                    (In thousands)
Net Earnings Before Preferred Stock Dividends...........................  $ 64,272     $150,433    $100,946
                                                                         ----------- ------------ -----------
  Other Comprehensive Income (Loss), net of tax:

  Unrealized gain (loss) on securities:
      Unrealized holding gains arising during the period................     1,303           70       2,508
      Reclassification adjustment for losses included in net income.....      (919)        (526)     (4,887)

  Minimum pension liability adjustment..................................   (55,061)     (28,858)          -
  Mark-to-market adjustment for certain derivative transactions
      Initial implementation of SFAS 133 designated cash flow hedges....         -        6,148           -
      Change in fair market value of designated cash flow hedges........   (10,361)         345           -
      Reclassification adjustment for losses included in net income.....      (687)      (6,148)          -
                                                                         ----------- ------------ -----------
Total Other Comprehensive Loss..........................................   (65,725)     (28,969)     (2,379)
                                                                         ----------- ------------ -----------
Total Comprehensive Income (Loss).......................................   $(1,453)    $121,464    $ 98,567
                                                                         =========== ============ ===========


              The accompanying notes are an integral part of these
                             financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                                     Year Ended December 31,
                                                        --------------------------------------------------
                                                             2002              2001             2000
                                                        ---------------   ---------------  ---------------
                                                             (In thousands, except per share amounts)
Operating Revenues: (notes 1 and 2)
  Electric............................................      $ 895,474        $1,952,861       $1,289,192
  Gas.................................................        272,118           385,418          319,924
  Unregulated businesses..............................              -             1,538            2,158
                                                        ---------------   ---------------  ---------------
     Total operating revenues.........................      1,167,592         2,339,817        1,611,274
                                                        ---------------   ---------------  ---------------
perating Expenses:
  Cost of energy sold.................................        549,243         1,524,285          949,880
  Administrative and general..........................        140,500           155,392          147,268
  Energy production costs.............................        149,528           152,455          139,894
  Depreciation and amortization.......................        101,689            96,936           93,059
  Transmission and distribution costs.................         63,870            69,001           60,330
  Taxes, other than income taxes......................         31,333            30,302           34,405
  Income taxes (note 1 and 8).........................         22,774            88,769           53,964
                                                        ---------------   ---------------  ---------------
     Total operating expenses.........................      1,058,937         2,117,140        1,478,800
                                                        ---------------   ---------------  ---------------
     Operating income.................................        108,655           222,677          132,474
                                                        ---------------   ---------------  ---------------
Other Income and Deductions:
  Other income........................................         40,446            52,147           66,246
  Other deductions....................................        (15,059)          (67,257)         (11,950)
  Income tax (expense) benefit  (notes 1 and 8).......        (10,096)            7,706          (20,382)
                                                        ---------------   ---------------  ---------------
     Net other income and deductions..................         15,291            (7,404)          33,914
                                                        ---------------   ---------------  ---------------
     Earnings before interest charges.................        123,946           215,273          166,388
                                                        ---------------   ---------------  ---------------
Interest Charges:
  Interest on long-term debt (note 4).................         56,409            62,716           62,823
  Other interest charges..............................          5,321             2,124            2,619
                                                        ---------------   ---------------  ---------------
     Net interest charges.............................         61,730            64,840           65,442
                                                        ---------------   ---------------  ---------------
Net Earnings Before Preferred Stock Dividends.........         62,216           150,433          100,946
Preferred Stock Dividend Requirements.................            586               586              586
                                                        ---------------   ---------------  ---------------
Net Earnings..........................................      $  61,630         $ 149,847        $ 100,360
                                                        ===============   ===============  ===============


                    See disclosures regarding Public Service
             Company of New Mexico and subsidiaries included in the
                 notes to the consolidated financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                                      Year Ended December 31,
                                                         --------------------------------------------------
                                                              2002              2001             2000
                                                         ---------------   ---------------  ---------------
                                                                          (In thousands)
Balance at Beginning of Year...........................       $288,388          $296,843         $227,828
  Net earnings before preferred stock dividends........         62,216           150,433          100,946
  Dividends (note 4):
     Cumulative preferred stock........................           (586)             (586)            (586)
     Common stock......................................              -           (31,302)         (31,345)
  Dividends to Parent (note 4):
     Assets............................................        (34,880)                -                -
     Cash..............................................        (58,981)         (127,000)               -
                                                         ---------------   ---------------  ---------------
Balance at End of Year.................................       $256,157          $288,388         $296,843
                                                         ===============   ===============  ===============

                                  See disclosures regarding Public Service
                         Company of New Mexico and subsidiaries included in the notes to the consolidated financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                     As of December 31,
                                                                                ----------------------------
                                                                                   2002           2001
                                                                                -------------  -------------
                                                                                      (In thousands)
Utility Plant: (notes 1, 11 and 12)
  Electric plant in service...................................................    $2,301,048     $2,117,947
  Gas plant in service........................................................       615,907        575,350
  Common plant in service and plant held for future use.......................        18,137         45,223
                                                                                -------------  -------------
                                                                                   2,935,092      2,738,520
  Less accumulated depreciation and amortization..............................     1,326,286      1,251,801
                                                                                -------------  -------------
                                                                                   1,608,806      1,486,719
  Construction work in progress...............................................       159,435        246,278
  Nuclear fuel, net of accumulated amortization of $16,568 and $16,954........        26,832         26,940
                                                                                -------------  -------------
     Net utility plant........................................................     1,795,073      1,759,937
                                                                                -------------  -------------
Other Property and Investments:
  Other investments (notes 1, 6 and 12).......................................       428,823        446,784
  Non-utility property, net of accumulated depreciation of $2,000 and $1,580..           966          1,784
                                                                                -------------  -------------
     Total other property and investments.....................................       429,789        448,568
                                                                                -------------  -------------
Current Assets:
  Cash and cash equivalents...................................................         3,094         17,028
  Accounts receivables, net of allowance for uncollectible accounts
      of $15,575 and  $18,025.................................................        76,850         84,620
  Unbilled revenue (note 1)...................................................        49,079         62,377
  Intercompany receivable.....................................................         4,593              -
  Other receivables...........................................................        46,853         51,883
  Inventories (note 1)........................................................        37,228         36,483
  Regulatory assets (note 3)..................................................        24,027         10,473
  Short-term investments (note 1).............................................             -         45,111
  Other current assets........................................................        22,872         23,292
                                                                                -------------  -------------
     Total current assets.....................................................       264,596        331,267
                                                                                -------------  -------------
Deferred charges:
  Regulatory assets (note 3)..................................................       196,242        195,367
  Prepaid retirement cost (note 9)............................................        39,665         18,273
  Other deferred charges......................................................       129,083         33,376
                                                                                -------------  -------------
     Total deferred charges...................................................       364,990        247,016
                                                                                -------------  -------------
                                                                                  $2,854,448     $2,786,788
                                                                                =============  =============

                                   See disclosures regarding Public Service
                           Company of New Mexico and subsidiaries included in the notes to the consolidated financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES

                                                                                     As of December 31,
                                                                                -----------------------------
                                                                                   2002            2001
                                                                                --------------  -------------
                                                                                        (In thousands)
Capitalization:
  Common Stockholders' Equity:
    Common stock outstanding - 39,118 shares (note 4)..........................    $ 195,589      $ 195,589
    Paid-in capital............................................................      430,043        430,043
    Accumulated other comprehensive loss, net of tax (note 3)..................      (94,130)       (28,996)
    Retained earnings..........................................................      256,157        288,388
                                                                                --------------  -------------
       Total common stockholders' equity.......................................      787,659        885,024
  Minority interest (notes 1 and 5)............................................       11,760         11,652
  Cumulative preferred stock without mandatory redemption
    requirements (note 4)......................................................       12,800         12,800
  Long-term debt (note 4)......................................................      953,940        953,884
                                                                                --------------  -------------
     Total capitalization......................................................    1,766,159      1,863,360
                                                                                --------------  -------------
Current Liabilities:
  Short-term debt..............................................................      150,000         35,000
  Intercompany debt............................................................       28,436              -
  Accounts payable.............................................................       95,714         76,141
  Intercompany accounts payable................................................       34,468              -
  Accrued interest and taxes (notes 1 and 8)...................................       36,450         72,022
  Other current liabilities....................................................       87,701        149,454
                                                                                --------------  -------------
     Total current liabilities.................................................      432,769        332,617
                                                                                --------------  -------------
Deferred Credits:
  Accumulated deferred income taxes (notes 1 and 8)............................      128,383        120,153
  Accumulated deferred investment tax credits (notes 1 and 8)..................       41,583         44,714
  Regulatory liabilities (note 3)..............................................       52,019         54,295
  Regulatory liabilities related to accumulated deferred income tax (note 3)...       14,137         14,163
  Accrued post-retirement benefit cost (note 9)................................       17,335         14,929
  Other deferred credits (note 13).............................................      402,063        342,557
                                                                                --------------  -------------
     Total deferred credits....................................................      655,520        590,811
                                                                                --------------  -------------
Commitments and Contingencies (note 12)........................................            -              -
                                                                                --------------  -------------
                                                                                 $ 2,854,448     $2,786,788
                                                                                ==============  =============

                    See disclosures regarding Public Service
             Company of New Mexico and subsidiaries included in the
                 notes to the consolidated financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Year Ended December 31,
                                                                     ----------------------------------------
                                                                       2002          2001          2000
                                                                     ------------  ------------  ------------
                                                                                  (In thousands)
Cash Flows From Operating Activities:
  Net earnings before preferred stock dividends.....................   $ 62,216      $150,433      $100,946
  Adjustments to reconcile net earnings to net cash flows
    from operating activities:
      Depreciation and amortization.................................    114,695       106,768       103,829
      Accumulated deferred investment tax credit....................     (3,131)       (3,139)       (3,143)
      Accumulated deferred income tax...............................     49,338       (32,927)       21,215
      Asset write-offs..............................................      4,817        24,079             -
      Write-off Avistar investments.................................          -        12,417             -
      Non-recurring merger costs....................................     (2,436)       17,975         6,700
      Net unrealized (gains) losses on trading and investment
        contracts...................................................    (29,513)       26,172           370
      Wholesale credit reserve......................................          -        (5,406)        8,456
      Other, net....................................................      3,924        (4,297)        (330)
      Changes in certain assets and liabilities:
        Accounts receivables........................................     10,220        92,990       (90,680)
        Other assets................................................    (72,293)       42,432       (32,444)
        Accounts payable............................................     19,573      (137,073)      107,346
        Other liabilities...........................................    (96,430)       46,873        17,250
                                                                     ------------  ------------  ------------
              Net cash flows provided by operating activities.......     60,980       337,297       239,515
                                                                     ------------  ------------  ------------
Cash Flows From Investing Activities:
  Utility plant additions...........................................   (219,821)     (264,844)     (146,878)
  Redemption of short-term investments..............................      45,621            -             -
  Return of principal PVNGS lessor notes............................      17,531       16,674        16,668
  Merger acquisition costs..........................................          -       (11,567)       (6,700)
  Short-term and long-term investments..............................          -       (45,000)            -
  Other.............................................................    (32,097)        3,392       (20,590)
                                                                     ------------  ------------  ------------
              Net cash flows used for investing activities..........   (188,766)     (301,345)     (157,500)
                                                                     ------------  ------------  ------------
Cash Flows From Financing Activities:
  Borrowings (note 4)...............................................    115,000        35,000             -
  Repayments (note 4)...............................................          -             -       (32,800)
  Exercise of employee stock options (note 10)......................          -        (2,179)       (1,232)
  Common stock repurchase (note 4)..................................          -             -       (27,867)
  Dividends paid....................................................    (59,567)     (158,876)      (32,265)
  Other.............................................................        108          (560)         (559)
  Change in intercompany accounts...................................     58,311             -             -
                                                                     ------------  ------------  ------------
              Net cash flows provided by (used for) financing
                 activities.........................................    113,852      (126,615)      (94,723)
                                                                     ------------  ------------  ------------
Decrease in Cash and Cash Equivalents...............................    (13,934)      (90,663)      (12,708)
Beginning of Year...................................................     17,028       107,691       120,399
                                                                     ------------  ------------  ------------
End of Year.........................................................   $  3,094      $ 17,028      $107,691
                                                                     ============  ============  ============
Supplemental cash flow disclosures:
  Interest paid, net of capitalized interest........................   $ 53,350      $ 62,216      $ 64,045
                                                                     ============  ============  ============
  Income taxes paid, net............................................   $  9,901      $ 72,146      $ 50,480
                                                                     ============  ============  ============
  Non-cash dividends to parent......................................   $ 34,880      $      -      $      -
                                                                     ============  ============  ============


                    See disclosures regarding Public Service
               Company of New Mexico and subsidiaries included in the notes to the consolidated financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                                                                    As of December 31,
                                                                            ---------------------------------
                                                                                 2002              2001
                                                                            ---------------   ---------------
                                                                                     (In thousands)
Common Stock Equity:
    Common stock outstanding, par value $5 per share (note 4)..............     $ 195,589         $ 195,589
    Paid-in capital........................................................       430,043           430,043
    Accumulated other comprehensive income, net of tax.....................       (94,130)          (28,996)
    Retained earnings......................................................       256,157           288,388
                                                                            ---------------    --------------
        Total equity.......................................................       787,659           885,024
                                                                            ---------------    --------------
Minority Interest (notes 1 and 5)..........................................        11,760            11,652
                                                                            ---------------    --------------
Cumulative Preferred Stock: (note 4)
    Without mandatory redemption requirements:
        1965 Series, 4.58% with a stated value of $100.00 and a
         current redemption price of $102.00.  Outstanding shares
         at December 31, 2002 were 128,000.................................        12,800            12,800
                                                                            ---------------    --------------
Long-Term Debt: (note 4)
Issue and Final Maturity
    First Mortgage Bonds, Pollution Control Revenue Bonds:
        5.7%  due  2016....................................................        65,000            65,000
      6.375%  due  2022....................................................        46,000            46,000
                                                                            ---------------    --------------
        Total First Mortgage Bonds                                                111,000           111,000
                                                                            ---------------    --------------
     Senior Unsecured Notes, Pollution Control Revenue Bonds:
       6.30%    due  2016..................................................        77,045            77,045
       5.75%    due  2022..................................................        37,300            37,300
       5.80%    due  2022..................................................       100,000           100,000
       6.375%   due  2022..................................................        90,000            90,000
       6.375%   due  2023..................................................        36,000            36,000
       6.40%    due  2023..................................................       100,000           100,000
       6.30%    due  2026..................................................        23,000            23,000
       6.60%    due  2029..................................................        11,500            11,500
                                                                            ---------------    --------------
         Total Senior Unsecured Notes, Pollution Control Revenue Bonds.....       474,845           474,845
                                                                            ---------------    --------------
       Senior Unsecured Notes:
          7.10%  due  2005.................................................       268,420           268,420
          7.50%  due  2018.................................................       100,025           100,025
     Other, including unamortized discounts................................          (350)             (406)
                                                                            ---------------    --------------
             Total long-term debt..........................................       953,940           953,884
                                                                            ---------------    --------------
Total Capitalization.......................................................   $ 1,766,159       $ 1,863,360
                                                                            ===============    ==============

                                  See disclosures regarding Public Service
                         Company of New Mexico and subsidiaries included in the notes to the consolidated financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                                               Year Ended December 31,
                                                                       --------------------------------------
                                                                         2002         2001          2000
                                                                       -----------  ------------  -----------
                                                                                   (In thousands)

Net Earnings before preferred stock dividends.........................   $62,216      $150,433     $100,946
                                                                       -----------  ------------  -----------
  Other Comprehensive Income (Loss), net of tax:

  Unrealized gain (loss) on securities:
      Unrealized holding gains arising from the period................       861            70        2,508
      Reclassification adjustment for gains included in net income....      (919)         (526)      (4,887)

  Minimum pension liability adjustment................................   (55,061)      (28,858)           -

  Mark-to-market adjustment for certain derivative transactions
      Initial implementation of SFAS 133 designated cash flow hedges..         -         6,148            -
      Change in fair market value of designated cash flow hedges......    (9,328)          345            -
      Reclassification adjustment for losses included in net income...      (687)       (6,148)           -
                                                                       -----------  ------------  -----------
Total Other Comprehensive Loss........................................   (65,134)      (28,969)      (2,379)
                                                                       -----------  ------------  -----------
Total Comprehensive Income (Loss).....................................   $(2,918)     $121,464     $ 98,567
                                                                       ===========  ============  ===========

                                 See disclosures regarding Public Service
                        Company of New Mexico and subsidiaries included in the notes to the consolidated financial statements.

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002, 2001 and 2000

(1)    Summary of the Business and Significant Accounting Policies

Nature of Business

       PNM Resources, Inc. (the "Holding Company") is an investor-owned holding company of energy and energy related businesses. Its principal subsidiary, Public Service Company of New Mexico ("PNM"), is an integrated public utility primarily engaged in the generation, transmission, distribution and sale and marketing of electricity; transmission, distribution and sale of natural gas within the State of New Mexico and the sale and marketing of electricity in the Western United States. The Holding Company and its subsidiaries, including PNM, are herein after referred to as the "Company". In addition, the Company provides energy and utility related services under its wholly-owned subsidiary, Avistar, Inc. ("Avistar").

       Upon the completion on December 31, 2001, of a one-for-one share exchange between PNM and the Holding Company, the Holding Company became the parent company of PNM. Prior to the share exchange, the Holding Company had existed as a subsidiary of PNM. The new parent company began trading on the New York Stock Exchange under the same PNM symbol beginning on December 31, 2001.

Presentation

       The Notes to Consolidated Financial Statements of the Company are presented on a combined basis. The Holding Company assumed substantially all of the corporate activities of PNM on December 31, 2001. These activities are billed to PNM on a cost basis to the extent they are for the corporate management of PNM. In January 2002, Avistar and certain inactive subsidiaries of PNM were transferred by way of a dividend to the Holding Company pursuant to an order from the New Mexico Public Regulation Commission ("PRC"). Readers of the Notes to Consolidated Financial Statements should assume that the information presented applies to the consolidated results of operations and financial position of both the Holding Company and its subsidiaries and PNM, except where the context or references clearly indicate otherwise. Discussions regarding specific contractual obligations generally reference the company that is legally obligated. In the case of contractual obligations of PNM, these obligations are consolidated with the Holding Company and its subsidiaries under generally accepted accounting principles ("GAAP"). Broader operational discussions refer to the Company.

Accounting Principles

       The Company prepares its financial statements in accordance with the uniform system of accounts prescribed by the Federal Energy Regulatory Commission ("FERC") and the National Association of Regulatory Utility Commissioners, and adopted by the New Mexico Public Regulation Commission ("PRC").

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2002, 2001 and 2000

       The Company's accounting policies conform to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71"). SFAS 71 requires a rate-regulated entity to reflect the effects of regulatory decisions in its financial statements. In accordance with SFAS 71, the Company has deferred certain costs and recorded certain liabilities pursuant to the rate actions of the FERC, and the PRC and its predecessor. These "regulatory assets" and "regulatory liabilities" are enumerated and discussed in Note 3.

       To the extent that the Company concludes that the recovery of a regulatory asset is no longer probable due to regulatory treatment, the effects of competition or other factors, the amount would be recorded as a charge to earnings as recovery is no longer probable. The Company has discontinued the application of SFAS 71 as of December 31, 1999, for the generation portion of its business effective with the passage of the Electric Utility Industry Restructuring Act of 1999 ("Restructuring Act") in accordance with Statement of Financial Accounting Standards No. 101, Accounting for the Discontinuation of Application of FASB Statement No. 71" ("SFAS 101"). The Company evaluates its regulatory assets under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 144"). In 2000, the Company determined certain stranded costs would not be recovered and recorded a charge to earnings for these amounts recorded as stranded cost assets.

Principles of Consolidation

       The consolidated financial statements include the accounts of the Company and subsidiaries in which it owns a majority voting interest or meets the criteria of Emerging Issues Task Force ("EITF") 90-15, "Impact of Non-Substantive Lessors, Residual Value Guarantees and Other Provisions in Leasing Transactions." All significant intercompany transactions and balances have been eliminated. There were no intercompany transactions between the Holding Company and PNM in 2001 and 2000, except the dividend, consolidation of PVNGS capital trust and minority interest described in Note 5.

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

Cash and Cash Equivalents

       All liquid investments with maturities of three months or less at the date of purchase are considered cash equivalents.

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2002, 2001 and 2000

Utility Plant

       Utility plant, with the exception of Palo Verde Nuclear Generating Station ("PVNGS") Unit 3, a portion San Juan Generating Station ("SJGS") Unit 4 and PNM's owned interests in PVNGS Units 1 and 2, is stated at original cost, which includes capitalized payroll-related costs such as taxes, pension and other fringe benefits, administrative costs and an allowance for funds used during construction. In 1989, PVNGS Unit 3 and a portion of SJGS Unit 4 were excluded from New Mexico rate base. As a result, PNM wrote-down $17.4 million of its carrying cost related to these assets. In 1993, PNM announced specific actions determined to be necessary in order to accelerate PNM's preparation for the competitive electric energy market. As part of this announcement, PNM stated its intention to attempt to sell PVNGS Unit 3. As a result, PNM wrote-down PVNGS Unit 3 by $181.3 million based on the estimated net realizable value of the asset. Since that time, PNM has decided not to sell PVNGS Unit 3. In connection with a rate reduction in 1994, PNM wrote down $131.6 million of its owned interest in Units 1 and 2.

       It is Company policy to charge repairs and minor replacements of property to maintenance expense and to charge major replacements to utility plant. Gains or losses resulting from retirements or other dispositions of regulated property in the normal course of business are credited or charged to the accumulated provision for depreciation.

Allowance For Funds Used During Construction ("AFUDC")

       The calculation of AFUDC is only permitted if a rate order exists that provides recovery. AFUDC uses a weighted average cost of capital. PNM did not calculate AFUDC on construction projects in 2002, 2001 or 2000.

Capitalized Interest

       SFAS 34, "Capitalization of Interest Costs" requires that interest cost be capitalized as part of the historical cost of acquiring certain assets and is calculated using only the cost of borrowing. Under GAAP, interest can only be capitalized on non-SFAS 71 assets. PNM capitalizes interest on its generation projects not included in rate base that are under construction in which ground has been broken for the project, i.e. construction activities are underway. The interest cost to be capitalized is theoretically that portion of interest expense that could have been avoided if construction expenditures were not made. The rate used for capitalization is the rate for borrowings specific to the project. If there are no specific borrowings, the weighted average borrowing rate for the Company is used. PNM has not borrowed any funds specifically for any projects; therefore interest is being capitalized at the overall weighted average borrowing rate of 6.6%. PNM's capitalized interest was $6.4 million in 2002. No interest was capitalized in 2001 or 2000.

Inventory

       Inventory consists principally of materials and supplies, natural gas held in storage for eventual resale, and coal held for use in electric generation.

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2002, 2001 and 2000

       Generally, materials and supplies include the costs of transmission, distribution and generating plant materials. Materials and supplies are charged to inventory when purchased and are expensed or capitalized as appropriate when issued. Materials and supplies are valued using an average costing method. Obsolete materials and supplies are immediately expensed when identified.

       Gas in underground storage is valued using a weighted-average inventory method. Withdrawals are charged to sales service customers through the Purchased Gas Adjustment Clause ("PGAC"). Adjustments to gas in underground storage due to migration are charged to the PGAC and are based on a PRC pre-approved percentage of injections.

       Coal is valued using a rolling weighted average costing method that is updated based on the current period cost per tons. Periodic aerial surveys are performed and any necessary adjustments are expensed as identified.

       Inventories consisted of the following at December 31, (in thousands).

                                                     2002         2001
                                                 ------------- ------------

             Coal...............................      $12,678      $12,960
             Gas in underground storage.........        2,001        3,664
             Materials and supplies.............       22,551       19,859
                                                 ------------- ------------
                                                      $37,230      $36,483
                                                 ============= ============

Investments

       The Company's investments are comprised of U.S., state, and municipal government obligations and corporate securities. Investments with maturities of less than one year are considered short-term and are carried at fair value. All investments are held in the Company's name and are in the custody of major financial institutions. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in other income and expense. At December 31, 2002, all of the Company's investments were classified as available for sale. Unrealized gains and losses on these investments are included as a separate component of stockholders' equity, net of any related tax effect.

Revenue Recognition

       The Company's Utility Operations record electric and gas operating revenues in the period of delivery, which includes estimated amounts for service rendered but unbilled at the end of each accounting period. Utility Operations' gas operating revenues exclude adjustments for differences in gas purchase costs that are above or below levels included in base rates but are recoverable under the PGAC administered by the PRC. The Company recognizes this adjustment when PNM is permitted to bill under PRC guidelines.

       However, the determination of the energy sales to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is estimated. The cycle meter reading results in

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2002, 2001 and 2000

unbilled consumption between the date of the last meter reading in a particular month and the end of the month. Unbilled electric revenue is estimated each month based on the daily generation volumes, estimated customer usage by class, weather factors, line losses and applicable customer rates based on regression analyses reflecting significant historical trends and experience.

       The Company purchases gas on behalf of sales-service customers while other marketers or producers purchase gas on behalf of transportation service customers. The Company collects a cost of service revenue for the transportation, delivery, and customer service provided to these customers. Sales-service tariffs are subject to the terms of the PGAC while transportation service customers are metered and billed on the last day of the month. Therefore, the Company estimates unbilled decatherms and cost of service revenues for sales-service customers only.

       The unbilled decatherms are based on consumption estimates and the associated cost of service revenue for the period. A cycle bill contains an amount for both the current period's consumption and the prior period's consumption. The unbilled portion that is recorded is estimated as a percentage of the next month's budgeted cycle billings. These budgets are prepared using historical data adjusted for known trends, including prior period consumption. Adjustments are also made to the budgeted cycle billings for weather variations above or below normal, customer growth, and any pricing changes by customer rate and revenue class. Any differences between the estimate and the actual cycle billings are recorded in the month billed.

       The Company's Generation and Marketing Operations record operating revenues to the Utility Operations and to third parties in the period of delivery or as services are provided. These electricity sales are recorded as operating revenues while the electricity purchases are recorded as costs of energy sold. These amounts are recorded on a gross basis, because the Company does not act as an agent or broker for these merchant energy contracts but takes title and has the risks and rewards of ownership. Certain sales to firm-requirements wholesale customers include a cost of energy adjustment for recoverable fixed costs. The Company recognizes this adjustment when it is permitted to bill under FERC guidelines. Generation and Marketing Operations transactions that are net settled, are recorded gross in operating revenues and fuel and purchased power expense.

       The Company enters into merchant energy contracts to take advantage of market opportunities associated with the purchase and sale of electricity. Unrealized gains and losses resulting from the impact of price movements on the Company's derivative energy contracts that are not deemed normal purchases and sales or hedges are recognized as adjustments to Generation and Marketing Operations operating revenues. The market prices used to value these transactions reflect management's best estimate considering various factors including closing exchange and over-the-counter quotations, time value and volatility factors underlying the commitments.

       The cash flow impact of these financial instruments is reflected as cash flows from operating activities in the Consolidated Statement of Cash Flows.

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2002, 2001 and 2000

       However, in accordance with the Western Systems Power Pool contract, these revenues are billed in the month subsequent to their delivery. Consequently, wholesale power marketing revenues for the last month in any reporting period are unbilled when reported.

       Unbilled utility revenues and unbilled wholesale power marketing revenues are combined and specifically identified in the consolidated balance sheets.

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

Depreciation and Amortization

       Provision for depreciation and amortization of utility plant is made at annual straight-line rates approved by the PRC. The average rates used are as follows:

                                             2002        2001        2000
                                          -----------  ----------  ----------

       Electric plant..................       3.42%       3.39%       3.42%
       Gas plant.......................       3.02%       3.21%       3.28%
       Common plant....................       7.34%       6.92%       6.75%

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

Amortization of Debt Acquisition Costs

       Discount, premium and expense related to the issuance of long-term debt are amortized over the lives of the respective issues. In connection with the early retirement of long-term debt, such amounts associated with resources subject to PRC regulation are amortized over the lives of the respective issues. Amounts associated with the Company's firm-requirements wholesale customers and its resources excluded from PRC retail rates are recognized immediately as expense or income as they are incurred.

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2002, 2001 and 2000

Financial Instruments

       In December 1998, the EITF reached consensus on EITF Issue No. 98-10 which requires that energy trading contracts be marked-to-market (measured at fair value determined as of the balance sheet date with the gains and losses included in earnings). Effective January 1, 1999, the Company adopted EITF Issue No. 98-10. (See Note 16 for further discussion).

       The Company implemented SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"), as amended, on January 1, 2001. SFAS 133, as amended, establishes accounting and reporting standards requiring derivative instruments to be recorded in the balance sheet as either an asset or liability measured at their fair value. SFAS 133, as amended, also requires that changes in the derivatives' fair value be recognized currently in earnings unless specific hedge accounting or normal purchase and sale criteria are met. Special accounting for qualifying hedges allows derivative gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133, as amended, provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The results of hedge ineffectiveness and the change in fair value of a derivative that an entity has chosen to exclude from hedge effectiveness are required to be presented in current earnings. All energy contracts marked-to-market under EITF 98-10 were subject to mark-to-market accounting upon adoption of SFAS 133 (see further discussion in Note 16).

Stock Options

       The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the exercise price of the granted stock option. Restricted stock is recorded as compensation cost over the requisite vesting periods based on the market value on the date of grant.

       SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123 only (see further discussion in Note 16).

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2002, 2001 and 2000

       At December 31, 2002 the Company had three stock-based employee compensation plans of which options continue to be granted under only two of the plans. These plans are described more fully in Note 10. Had compensation expense for the Company's stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS No. 123, the effect on the Company's pro forma net earnings and pro forma earnings per share would be as follows (in thousands, except per share data):

                                                  Year Ended December 31,
                                            ------------------------------------
                                               2002         2001         2000
                                            ----------  -----------  -----------
Net earnings: (available for common).......  $63,686     $149,847     $100,360
Deduct:  Total stock-based employee
   compensation expense determined under
   fair value based method for all awards,
   net of related tax effects..............   (4,422)      (3,351)      (3,578)
                                            ----------  -----------  -----------
Pro forma net earnings.....................  $59,264     $146,496     $ 96,782
                                            ==========  ===========  ===========
Earnings per share:
    Basic - as reported....................   $  1.63     $  3.83       $  2.54
                                            ==========  ===========  ===========
    Basic - pro forma......................   $  1.51     $  3.74       $  2.45
                                            ==========  ===========  ===========
    Diluted - as reported..................   $  1.61     $  3.77       $  2.53
                                            ==========  ===========  ===========
    Diluted - pro forma....................   $  1.50     $  3.69       $  2.44
                                            ==========  ===========  ===========

Income Taxes

       The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which uses the asset and liability method for accounting for income taxes. Under SFAS 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying value of existing assets and liabilities and their respective tax basis. Current PRC approved rates include the tax effects of the majority of these differences. SFAS No. 109 requires that rate-regulated enterprises record deferred income taxes for temporary differences accorded flow-through treatment at the direction of a regulatory commission. The resulting deferred tax assets and liabilities are recorded at the expected cash flow to be reflected in future rates. Since the PRC has consistently permitted the recovery of previously flowed-through tax effects, the Company has established regulatory liabilities and assets offsetting such deferred tax assets and liabilities. Items accorded flow-through treatment under PRC orders, deferred income taxes and the future ratemaking effects of such taxes, as well as corresponding regulatory assets and liabilities, are recorded in the financial statements.

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2002, 2001 and 2000

Asset Impairment

       The Company evaluates the carrying value of regulatory and tangible long-lived assets in relation to their future undiscounted cash flows to assess recoverability in accordance with SFAS 144. Impairment testing of power generation assets is performed periodically in response to changes in market conditions resulting from industry deregulation. Power generation assets used to supply jurisdictional and wholesale markets are evaluated on a group basis using future undiscounted cash flows based on current open market price conditions. The Company also has generation assets that are used for the sole purpose of reliability. These assets are tested as an individual group.

Change in Presentation

       Certain prior year amounts have been reclassified to conform to the 2002 financial statement presentation.

(2)    Segment Information

       As it currently operates, the Company's principal business segments are Utility Operations, which include Electric Services ("Electric") and Gas Services ("Gas"), Generation and Marketing Operations ("Generation and Marketing") and Unregulated Operations ("Unregulated"). Electric consists of two major business lines that include distribution and transmission. The transmission business line does not meet the definition of a segment due to its immateriality and is combined with the distribution business line for disclosure purposes.

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

       Electric exclusively acquires its electricity sold to retail customers from Generation and Marketing. Intersegment purchases from Generation and Marketing are priced using internally developed transfer pricing and are not based on market rates. Customer rates for electric service are set by the PRC based on the recovery of the cost of power delivery and production that includes certain generation assets that are part of Generation and Marketing plus a rate of return.

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

                        December 31, 2002, 2001 and 2000

Customer rates for gas service are set by the PRC based on the recovery of the cost of delivering gas plus a rate of return, with the cost of gas procured for customers being passed through to customers through a purchased gas adjustment clause ("PGAC").

       In 2000 and the first quarter of 2001, Generation and Marketing procured its gas fuel supply from Gas. Beginning with the second quarter of 2001, Generation and Marketing began procuring its gas supply independently of Gas and contracted with Gas for transportation services only.

                       GENERATION AND MARKETING OPERATIONS

       Generation and Marketing serves four principal markets. These include sales to PNM's Utility Operations to cover retail electric demand, sales to firm-requirement wholesale customers, other contracted sales to third parties for a specified amount of capacity (measured in megawatts-MW) or energy (measured in megawatt hours-MWh) over a given period of time and energy sales made on an hourly basis at fluctuating, spot-market rates. In addition to generation capacity, PNM purchases power in the open market. As of December 31, 2002, the total net generation capacity of facilities owned or leased by PNM was 1,742 MW, including a 132 MW power purchase contract accounted for as an operating lease.

                              UNREGULATED AND OTHER

       The Holding Company's wholly-owned subsidiary, Avistar, was formed in August 1999 as a New Mexico corporation and is currently engaged in certain unregulated and non-utility businesses. Unregulated also includes immaterial corporate activities and eliminations. The immaterial corporate activities were assumed by the Holding Company on December 31, 2001. Avistar was transferred by a way of a dividend to the Holding Company by its subsidiary, PNM.

                             RISKS AND UNCERTAINTIES

       The Company's future results may be affected by changes in regional economic conditions; the outcome of labor negotiations with union employees; fluctuations in fuel, purchased power and gas prices; the actions of utility regulatory commissions; changes in law and environmental regulations; the performance of PNM's generating units and the success of any generation expansion and external factors such as the weather, including the drought conditions currently prevalent in New Mexico. In the early 1990s, federal and state policymakers began investigating and implementing major reforms regarding the public utility industry, designed to transform electric generation into a competitive business separate from the regulated monopoly businesses of transmission and distribution, at least on a functional basis. These reforms introduced new risks into the Company's business which had the potential to impact future results, such as the Company's ability to recover stranded costs, incurred previously in providing power generation to electric service customers, the market price of electricity and natural gas costs, and the costs of transition to an unregulated status. In addition, as a result of deregulation, the Company may face competition from companies with greater financial and other

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2002, 2001 and 2000

resources. However, as a result of the energy crisis in California and the Global Electric Agreement (see Note 12), plans for restructuring the industry are undergoing fundamental review. Legislation to repeal existing law providing for customer choice and competition in retail electric power supplies, currently scheduled to commence in 2007, is being considered in the 2003 session of the New Mexico Legislature. This legislation, SB 718, has passed the Senate on a 37-2 vote and is currently awaiting action in the House of Representatives. Any reforms that may be made to existing plans for restructuring the industry will also affect the Company's future results. In addition to the fate of retail electric competition in New Mexico, the Company's future results will continue to be affected on the wholesale side by the market price of electricity and natural gas costs, and the results of federal reforms regarding the wholesale market and transmission service.

       Summarized financial information by business segment for 2002, 2001 and 2000 is as follows:

                                             Utility
                                  ------------------------------    Generation   Unregulated
                                  Electric      Gas       Total    and Marketing  and Other   Consolidated
                                  --------  ---------  ---------   ------------- -----------  ------------
                                                            (In thousands)
Twelve Months Ended:
--------------------------
2002:
Operating revenues:
   External customers............. 570,089   272,118     842,207      325,385        1,404      1,168,996
   Intersegment revenues..........     707         -         707      348,935     (349,642)             -
Depreciation and amortization.....  34,025    20,964      54,989       43,837        3,583        102,409
Interest income...................     436       436         872        1,995       42,087         44,954
Interest charges..................  23,640    13,546      37,186       16,625        7,601         61,412
Operating income (loss)...........  60,449    18,652      79,101       24,737      (2,064)        101,774
Income tax expense................  21,731     4,351      26,082        4,596        2,353         33,031
Segment net income................  33,163     6,640      39,803        7,013       17,456         64,272

Total assets...................... 761,694   505,692   1,267,386    1,124,387      635,134      3,026,907
Gross property additions..........  56,698    46,676     103,374      116,447       20,404        240,225

Twelve Months Ended:
--------------------------
2001:
Operating revenues:
   External customers............. 559,226   385,418      944,644   1,393,635        1,538      2,339,817
   Intersegment revenues..........     707         -          707     341,608     (342,315)             -
Depreciation and amortization.....  32,666    21,465       54,131      42,766           39         96,936
Interest income...................   1,626       596        2,222       3,215       43,304         48,741
Interest charges..................  19,868    11,807       31,675      28,282        4,883         64,840
Operating income (loss)...........  57,417    17,730       75,147     150,565       (3,035)       222,677
Income tax expense (benefit)......  23,679     3,469       27,148      73,525      (19,610)        81,063
Segment net income (loss).........  36,130     5,498       41,628     112,194       (3,389)       150,433

Total assets...................... 749,948   469,410    1,219,358   1,430,917      263,513      2,913,788
Gross property additions..........  74,316    48,978      123,294     126,605       14,945        264,844


                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2002, 2001 and 2000

                                             Utility
                                  ------------------------------    Generation   Unregulated
                                  Electric      Gas       Total    and Marketing  and Other   Consolidated
                                  --------  ---------  ---------   ------------- -----------  ------------
                                                            (In thousands)
Twelve Months Ended:
--------------------------
2000:
Operating revenues:
   External customers.............  538,758   319,924     858,682     750,434        2,158     1,611,274
   Intersegment revenues..........      707         -         707     324,744     (325,451)            -
Depreciation and amortization.....   31,480    19,994      51,474      41,559           26        93,059
Interest income...................    1,158         9       1,167       1,708       45,820        48,695
Interest charges..................   17,771    11,089      28,860      37,058         (476)       65,442
Operating income (loss)...........   56,351    19,104      75,455      78,451      (21,432)      132,474
Income tax expense................   27,419     7,588      35,007      28,337       11,002        74,346
Segment net income................   38,999    11,208      50,207      49,372        1,367       100,946
Unaudited:
Total assets......................  698,979   516,430   1,215,409   1,400,910      277,914     2,894,233
Gross property additions..........   51,815    40,418      92,233      53,025        1,620       146,878






                           (Intentionally left blank)

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2002, 2001 and 2000

(3)    Regulatory Assets and Liabilities

       The Company is subject to the provisions of SFAS 71 with respect to operations regulated by the PRC. Regulatory assets represent probable future revenue to the Company associated with certain costs, which will be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process. Regulatory assets and liabilities reflected in the Consolidated Balance Sheets as of December 31, relate to the following:

                                                                2002             2001
                                                            -------------   --------------
                                                                    (In thousands)
    Assets:
    Current:
         PGAC.............................................       $23,907          $ 9,065
         Gas Take-or-Pay Costs............................           120            1,408
                                                            -------------   --------------
            Subtotal......................................        24,027           10,473
                                                            -------------   --------------
    Deferred:
         Deferred Income Taxes............................        33,321           33,632
         Loss on Reacquired Debt..........................         5,978            6,798
         Other............................................         2,312              710
                                                            -------------   --------------
            Subtotal......................................        41,611           41,140
         Stranded and Transition Assets...................       154,672          154,227
                                                            -------------   --------------
            (see discussion below)
            Total Deferred Assets.........................       196,283          195,367
                                                            -------------   --------------
            Total Assets..................................       220,310          205,840
                                                            -------------   --------------
    Liabilities:
    Deferred:
         Deferred Income Taxes............................       (38,941)         (41,915)
         Unrealized loss on PVNGS decommissioning trust...        (3,813)          (2,137)
         Gain on Reacquired Debt..........................        (1,495)          (1,640)
         Other............................................        (1,755)          (2,119)
                                                            -------------   --------------
            Subtotal......................................       (46,004)         (47,811)
         Stranded and Transition Liabilities..............       (20,152)         (20,647)
                                                            -------------   --------------
            (see discussion below)
            Total Deferred Liabilities....................       (66,156)         (68,458)
                                                            -------------   --------------
            Net Regulatory Assets ........................     $ 154,154        $ 137,382
                                                            =============   ==============

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

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2002, 2001 and 2000

       The Restructuring Act, as amended, recognizes that electric utilities should be permitted a reasonable opportunity to recover an appropriate amount of the costs previously incurred in providing electric service to their customers ("stranded costs"). Stranded costs represent all costs associated with generation related assets, currently in rates or determined to be recoverable in rates, in excess of the expected competitive market price of such assets and include plant decommissioning costs, regulatory assets, and lease and lease-related costs. Utilities will be allowed to recover no less than 50% of stranded costs through a non-bypassable charge on all customer bills for five years after implementation of customer choice. The PRC could authorize a utility to recover up to 100% of its stranded costs if the PRC finds that recovery of more than 50%: (i) is in the public interest; (ii) is necessary to maintain the financial integrity of the public utility; (iii) is necessary to continue adequate and reliable service; and (iv) will not cause an increase in rates to residential or small business customers during the transition period. The Restructuring Act, as amended, also allows for the recovery of nuclear decommissioning costs by means of a separate wires charge over the life of the underlying generation assets.

        Approximately $135 million of costs associated with the unregulated businesses under the Restructuring Act, as amended, were established as regulatory assets. Because of the Company's belief that recovery through rates is probable as established by law, these assets continue to be classified as regulatory assets, although the Company's Generation and Marketing Operations has discontinued SFAS 71 and adopted SFAS 101. On October 10, 2002, the Company and several other parties signed the Global Electric Agreement which provides for a five year rate path for the Company's New Mexico retail electric customers beginning in September 2003 and seeks a repeal of a majority of the Restructuring Act, as amended. (See Note 12 for further discussion.) As a result, the Company expects to re-apply SFAS 71 to certain Generation and Marketing Operations upon approval by the PRC of the Global Electric Agreement.

       In 2001, the Company recognized the write-off of $13.0 million of non-recoverable coal mine decommissioning costs previously established as a regulatory asset. As a result of the Company's evaluation of its regulatory strategy in light of its holding company filing in May 2001, management determined that it would not seek recovery of a portion of its previously established stranded costs that were not a component of retail ratemaking. The Company may recover the remaining $100 million of costs associated with coal mine decommissioning that are attributed to New Mexico retail customers in its Global Electric Agreement which provides for a 17-year recovery of these costs beginning in September 2003.

       Pursuant to the Restructuring Act, utilities will also be allowed to recover in full any prudent and reasonable costs incurred in implementing full open access ("transition costs"). The transition costs are presently scheduled to be recovered beginning 2007 through 2012 by means of a separate wires charge. Transition costs include professional fees, financing costs including underwriting fees, costs relating to the transfer of assets, the cost of management information system changes including billing system changes and public and customer communications costs. (See "Note 12 Global Electric Agreement" for further developments.)

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2002, 2001 and 2000

       On December 31, 2001, the Company implemented a holding company structure without separation of supply service and energy-related service assets from distribution and transmission service assets as permitted under the amended Restructuring Act. The Company is unable to predict the form its further restructuring will take under delayed implementation of customer choice, or if further restructuring will take place under any repeal of the Restructuring Act.

       Regulatory assets and liabilities reflected in the Consolidated Balance Sheets as of December 31, related to stranded or transition costs are as follows:

                                                         2002           2001
                                                      -----------   -----------
                                                           (In thousands)
       Assets:
       Transition costs..............................  $  16,720     $  15,908
       Mine reclamation costs........................    100,877       100,877
       Deferred income taxes.........................     35,708        35,775
       Loss on reacquired debt.......................      1,367         1,667
                                                       ----------   -----------
            Subtotal.................................    154,672       154,227
                                                       ----------   -----------
       Liabilities:
       Deferred income taxes.........................    (14,137)      (14,163)
       PVNGS prudence audit..........................     (4,682)       (5,058)
       Settlement due customers......................     (1,325)       (1,408)
       Gain on reacquired debt.......................         (8)          (18)
                                                       ----------   -----------
            Subtotal.................................    (20,152)      (20,647)
                                                       ----------   -----------
            Net Stranded cost and transition cost....  $ 134,520     $ 133,580
                                                       ==========   ===========

       Based on a current evaluation of the various factors and conditions that are expected to impact future cost recovery, the Company believes that its net regulatory assets are probable of future recovery, except for the transition costs (see further discussion in Note 12).

(4)    Capitalization

Common Stock

       The number of authorized shares of common stock of the Holding Company is 120 million shares with no par value. The number of shares outstanding was 39,117,799 as of December 31, 2002 and 2001. The only change to common stock of the Holding Company in 2002 was for the exercise of stock options of $1.8 million. In 2001, the exercise of stock options of $2.2 million was the only change to additional paid-in-capital of PNM. There were no changes to common stock or additional-paid-in-capital of PNM in 2002.

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

                        December 31, 2002, 2001 and 2000

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

       In addition, the ability of the Company to declare dividends is dependent upon the extent to which cash flows will support dividends, the availability of retained earnings, the financial circumstances and performance, the PRC's decisions in various regulatory cases currently pending and which may be docketed in the future, the effect of deregulating generation markets and market economic conditions generally. Conditions imposed by the PRC on holding company formation, future growth plans and the related capital requirements and standard business considerations may also affect the Company's ability to pay dividends.

       Consistent with the PRC's holding company order, PNM paid dividends of $127.0 million to the Company on December 31, 2001. On March 4, 2002, the PNM board of directors declared an additional dividend of approximately $5.5 million, which was paid March 19, 2002. On June 10, 2002, the PNM board of directors declared a dividend of $24.7 million, which was paid on June 28, 2002.

       On February 18, 2003, the Holding Company's board of directors approved a
4.5 percent increase in the common stock dividend. The increase raised the quarterly dividend to $0.23 per share, for an indicated annual dividend of $0.92 per share.

       On August 8, 2000, PNM's board of directors approved a plan to repurchase up to $35 million of PNM's common stock through the end of the first quarter of 2001. From August 8, 2000 through December 31, 2000, PNM repurchased an additional 417,900 shares of its outstanding common stock at a cost of $9.0 million.

Cumulative Preferred Stock

       No Holding Company preferred stock is outstanding. The Holding Company's restated articles of incorporation authorize 10 million shares of preferred stock, which may be issued without restriction. The number of authorized shares of PNM cumulative preferred stock is 10 million shares. PNM has 128,000 shares, 1965 Series, 4.58%, par value of $100 per share, of cumulative preferred stock outstanding. The 1965 Series does not have a mandatory redemption requirement but may be redeemable at 102% of the par value with accrued dividends. The holders of the 1965 Series are entitled to payment before the holders of common stock in the event of any liquidation or dissolution or distribution of assets of PNM. In addition, the 1965 Series is not entitled to a sinking fund and cannot be converted into any other class of stock of PNM.

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2002, 2001 and 2000

Long-Term Debt

       On March 11, 1998, PNM modified its 1947 Indenture of Mortgage and Deed of Trust so that no future bonds can be issued under the mortgage. While first mortgage bonds continue to serve as collateral for Pollution Control Bonds ("PCBs") in the outstanding principal amount of $111 million, the lien of the mortgage covers only PNM's ownership interest in PVNGS. Senior unsecured notes ("SUNs"), which were issued under a senior unsecured note indenture, serve as collateral for PCBs in the outstanding principal amount of $463.3 million. With the exception of the $111 million of PCBs secured by first mortgage bonds, the SUNs are and will be the senior debt of PNM.

       In August 1998, PNM issued and sold $435 million of SUNs in two series, the 7.10% Series A due August 1, 2005, in the principal amount of $300 million, and the 7.50% Series B due August 1, 2018, in the principal amount of $135 million. In 1999, PNM retired $31.6 million of its 7.10% SUNs through open market purchases, utilizing the funds from operations and the funds from temporary investments leaving an outstanding principal balance of $268.4 million. In January 2000, PNM retired $35.0 million of its 7.5% senior unsecured notes through open market purchases utilizing funds from operations and the funds from temporary investments leaving an outstanding principal balance of $100.0 million. The gains recognized on these purchases were immaterial.

       On December 20, 2002, the Holding Company acquired the equity interest of the grantor trust that owns 60% of the EIP transmission line and related activities. As a result, $26.1 million of related debt was brought on to the consolidated balance sheet. This debt was previously disclosed and reported as off balance sheet debt. The EIP debt bears interest at the rate of 10.25%, requires semi-annual principal and interest payments and matures on April 1, 2012.

Revolving Credit Facility and Other Credit Facilities

       At December 31, 2002, PNM had a $195 million unsecured revolving credit facility (the "Facility") with an expiration date of December 18, 2003. PNM must pay commitment fees of 0.2% per year on the unused amount of the Facility. PNM must also pay a utilization fee of .125% for all borrowings in excess of 33% of the committed amount. PNM also had $20 million in local lines of credit. In addition, the Holding Company has a $20 million reciprocal borrowing agreement with PNM and $15 million in local lines of credit.

       There were $150 million in outstanding borrowings bearing interest at a weighted average interest rate of 2.759% under the Facility as of December 31, 2002. On January 31, 2003, this amount was refunded at an interest rate of 2.325%. PNM was in compliance with all covenants under the Facility.

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2002, 2001 and 2000

(5)    Lease Commitments

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

       In 1998, PNM established PVNGS Capital Trust ("Capital Trust") for the purpose of acquiring all the debt underlying the PVNGS leases. PNM consolidates Capital Trust in its consolidated financial statements. The purchase was funded with the proceeds from the issuance of $435 million of SUNS (see Note 4), which were loaned to Capital Trust. Capital Trust then acquired and holds the debt component of the PVNGS leases. For legal and regulatory reasons, the PVNGS lease payment continues to be recorded and paid gross with the debt component of the payment returned to PNM via Capital Trust. As a result, the net cash outflows for the PVNGS lease payment were $13.2, $12.4 and $10.7 million in 2002, 2001 and 2000, respectively. The summary of PNM's future minimum operating lease payments below reflects the net cash outflow related to the PVNGS leases.

       PNM's other significant operating lease obligations include a leased interest in a transmission line with annual lease payments of $7.3 million and a power purchase agreement for the entire output of a gas-fired generating plant in Albuquerque, New Mexico, with imputed annual lease payments of $6.0 million. On December 20, 2002, the Holding Company acquired the equity interest of the grantor trust, which owns 60% of the EIP transmission line and related activities.

       Future minimum operating lease payments (in thousands) at December 31, 2002 are:

             2003...................................   $ 28,216
             2004...................................     28,280
             2005...................................     29,936
             2006...................................     30,753
             2007...................................     31,638
             Later years............................    298,150
                                                     -----------
               Total minimum lease payments.........   $446,973
                                                     ===========

       Operating lease expense, inclusive of the net PVNGS lease payment, was approximately $34.9 million in 2002, $32.7 million in 2001 and $28.5 million in 2000. Aggregate minimum payments to be received in future periods under non-cancelable subleases are approximately $4.5 million.

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2002, 2001 and 2000

(6)    Fair Value of Financial Instruments

       The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current transaction.

Fair value is based on market quotes provided by the Company's investment bankers and trust advisors. The market prices used to value PNM's mark-to-market energy portfolio are based on closing exchange prices and over-the-counter quotations.

       The carrying amounts reflected on the consolidated balance sheets approximate fair value for cash, temporary instruments, receivables, and payables due to the short period of maturity. The carrying amount and fair value of the Company's financial instruments (including current maturities) at December 31 are:

                                                      2002                              2001
                                        ---------------------------------- -------------------------------
                                        Carrying Amount     Fair Value        Carrying       Fair Value
                                                                               Amount
                                        ----------------  ---------------- --------------- ---------------
                                                                    (In thousands)

Long-Term Debt..........................      $ 980,092        $1,027,435        $953,884       $ 973,569
Investment in PVNGS Lessors' Notes......      $ 368,010         $ 436,345        $387,347       $ 417,828

     The amortized cost, gross unrealized gain and losses and estimated fair value of investments in available-for-sale securities at December 31 are as follows (in thousands):

                                                               2002
                                      --------------------------------------------------------
                                      Amortized Cost  Unrealized     Unrealized    Fair Value
                                                        Gains         Losses
                                      -------------- -------------  ------------- ------------
                                                            (In thousands)
Available-for-sale:
Equity securities...................      $ 32,643        $4,134     $ (1,514)       $ 35,263
Mortgage-backed securities..........        33,145           410          (93)         33,462
Corporate bonds.....................        32,466           438          (19)         32,885
Municipal bonds.....................        21,229         1,394          (24)         22,599
U.S. Government securities..........        12,725           702            -          13,427
Other investments...................        14,716             -            -          14,716
                                      -------------- -------------  ------------- ------------
                                         $ 146,924        $7,078      $(1,650)      $ 152,352
                                      ============== =============  ============= ============


                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2002, 2001 and 2000

                                                                   2001
                                    --------------------------------------------------------------------
                                     Amortized Cost     Unrealized        Unrealized       Fair Value
                                                          Gains            Losses
                                    ---------------- ----------------  ---------------  ----------------
                                                              (In thousands)
  Available-for-sale:
  Mortgage-backed securities.......      $ 60,145            $  92         $  (250)          $ 59,987
  Equity securities................        29,965            8,700          (1,595)            37,070
  U.S. Government securities.......        36,523              282            (157)            36,648
  Corporate bonds..................        32,273               43            (143)            32,173
  Municipal bonds..................        21,420              597            (153)            21,864
  Other investments................        31,170                -               -             31,170
                                    ---------------- ----------------  ---------------  ----------------
                                        $ 211,496          $ 9,714        $ (2,298)          $218,912
                                    ================ ================  ===============  ================

       At December 31, 2002, the available-for-sale securities held by the Company had the following maturities (in thousands):

                                              Amortized Cost     Fair Value
                                             ---------------- ----------------
                                                      (In thousands)
  Within 1 year............................        $ 6,198          $ 6,203
  After 1 year through 5 years.............         41,020           41,838
  After 5 years through 10 years...........          4,343            4,511
  Over 10 years............................         48,004           49,821
  Equity securities........................         32,643           35,263
  Other investments........................         14,716           14,716
                                             ---------------- ----------------
                                                 $ 146,924        $ 152,352
                                             ================ ================

       The proceeds and gross realized gains and losses on the disposition of available-for-sale investments are shown in the following table (in thousands). Realized gains and losses are determined by specific identification.

                                       2002         2001          2000
                                   -----------  ------------- -------------
                                               (In thousands)
  Proceeds from sales............    $219,880      $80,943       $59,323
  Gross realized gains...........       2,537        3,077         8,516
  Gross realized losses..........      (7,624)      (7,476)       (5,341)

       The Company uses derivative financial instruments to manage risk as it relates to changes in natural gas and electricity prices, interest rates of future debt issuances and adverse market changes for investments held by the Company's various trusts. The Company also uses certain derivative instruments for wholesale electricity sales in order to take advantage of favorable price movements and market timing activities in the wholesale power markets.

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2002, 2001 and 2000

       The Company is exposed to credit risk in the event of non-performance or non-payment by counterparties of its financial derivative instruments. The Company uses a credit management process to assess and monitor the financial conditions of counterparties. The Company's credit risk with its largest counterparty as of December 31, 2002 and 2001 was $18.7 million and $7.5 million, respectively.

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

       PNM purchased gas options, a type of hedge, to protect its natural gas customers from the risk of price fluctuation during the 2002-2003 heating season. PNM expended $6.0 million to purchase options that limit the maximum amount the Company would pay for gas during the winter heating season. The Company recovered its actual hedging expenditures as a component of the PGAC during the months of October 2002 through February 2003 in equal allotments of $1.2 million.

                            Generation and Marketing

       Commencing in 2000, the Company's Generation and Marketing Operations conducted a hedging program to reduce its exposure to fluctuations in prices for natural gas used as a fuel source for some of its generation. The Generation and Marketing Operations purchased futures contracts for a portion of its anticipated natural gas needs in the second, third and fourth quarters of 2001. The futures contracts capped the Company's natural gas purchase prices at $5.08 to $6.40 per MMBTU and had a notional amount of $33.6 million. Simultaneously, a delivery location basis swap was purchased for quantities corresponding to the futures quantities to protect against price differential changes at the specific delivery points. The Company accounted for these transactions as cash flow hedges; accordingly, gains and losses related to these transactions are deferred and recorded as a component of Other Comprehensive Income. These gains and losses were reclassified and recognized in earnings as an adjustment to the Company's cost of fuel when the hedged transaction affected earnings. The fuel hedge program ended in December 2001.

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2002, 2001 and 2000

Electricity Contracts

       For the year ended December 31, 2002, the Company's wholesale electric marketing operations settled forward contracts for the sale of electricity that generated $43.9 million of electric revenues by delivering 1.2 million MWh. The Company purchased $74.5 million or 1.4 million MWh of electricity to support these contractual sales and other open market sales opportunities. For the year ended December 31, 2001, the Company's wholesale electric marketing operations settled forward contracts for the sale of electricity that generated $77.9 million of electric revenues by delivering 2.1 million MWh. The Company purchased $76.7 million or 1.9 million MWh of electricity to support these contractual sales and other open market sales opportunities.

       As of December 31, 2002, the Company had open contract positions to buy $59.7 million and to sell $56.1 million of electricity. At December 31, 2002, the Company had a gross mark-to-market gain (asset position) on these forward contracts of $4.8 million and gross mark-to-market loss (liability position) of $5.7 million, with net mark-to-market loss (liability position) of $0.9 million. The change in mark-to-market valuation is recognized in earnings each period.

       In addition, the Company's Generation and Marketing Operations entered into forward physical contracts for the sale of the Company's electric capacity in excess of its retail and wholesale firm requirement needs, including reserves, or the purchase for retail needs, including reserves, when resource shortfalls exist. The Company generally accounts for these derivative financial instruments as normal sales and purchases as defined by SFAS 133, as amended. The Company from time to time makes forward purchases to serve its retail needs when the cost of purchased power is less than the incremental cost of its generation. At December 31, 2002, the Company had open forward positions classified as normal sales of electricity of $141 million and normal purchases of electricity of $99 million.

       The Company's Generation and Marketing Operations, including both firm commitments and other merchant sale activities, are managed through an asset-backed strategy, whereby the Company's aggregate net open position is covered by its own excess generation capabilities. The Company is exposed to market risk if its generation capabilities were disrupted or if its retail load requirements were greater than anticipated. If the Company were required to cover all or a portion of its net open contract position, it would have to meet its commitments through market purchases.

Forward Starting Interest Rate Swaps

       PNM currently has $182.0 million of tax-exempt bonds outstanding that are callable at a premium at December 31, 2002, and an additional $136 million that become callable at a premium in August 2003. PNM intends to refinance these bonds, assuming the interest rate of the refinancing does not exceed the current interest rate of the bonds, and has hedged the entire planned refinancing. The Company received regulatory approval to refund the tax-exempt bonds on October 29, 2002. This approval is effective for one year. In order to take advantage of current low interest rates, PNM entered into five forward starting interest rate

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2002, 2001 and 2000

swaps in the fourth quarter of 2001 and the first quarter of 2002. PNM designated these swaps as cash flow hedges. The hedged risks associated with these instruments are the changes in cash flows related to general moves in interest rates expected for the refinancing. The swaps effectively cap the interest rate on the refinancing to 4.95% plus an adjustment for PNM's and the industry's credit rating. PNM's assessment of hedge effectiveness is based on changes in the hedge interest rates. The derivative accounting rules, as amended, provide that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same period or periods during which the hedged forecasted transactions affect earnings. Any hedge ineffectiveness is required to be presented in current earnings. For the year ended December 31, 2002, PNM recognized $0.4 million of hedge ineffectiveness in earnings. At December 31, 2002, the fair market value of these derivative financial instruments was approximately $18.4 million unfavorable to the Company.

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

                        December 31, 2002, 2001 and 2000

(7)    Earnings Per Share

       In accordance with SFAS No. 128, Earnings per Share, dual presentation of basic and diluted earnings per share has been presented in the Consolidated Statements of Earnings. The following reconciliation illustrates the impact on the share amounts of potential common shares and the earnings per share amounts:

                                                              2002           2001           2000
                                                          -------------  -------------  -------------
                                                           (In thousands, except per share amounts)
Basic:
Net Earnings.............................................     $ 64,272      $ 150,433      $ 100,946
Preferred Stock Dividend Requirements....................          586            586            586
                                                          -------------  -------------  -------------
Net Earnings Applicable to Common Stock..................     $ 63,686      $ 149,847      $ 100,360
                                                          =============  =============  =============
Average Number of Common Shares Outstanding..............       39,118         39,118         39,487
                                                          =============  =============  =============
Net Earnings per Share of Common Stock (Basic)...........      $  1.63       $   3.83       $   2.54
                                                          =============  =============  =============
Diluted:
Net Earnings.............................................     $ 64,272      $ 150,433      $ 100,946
Preferred Stock Dividend Requirements....................          586            586            586
                                                          -------------  -------------  -------------
Net Earnings Applicable to Common Stock..................     $ 63,686      $ 149,847      $ 100,360
                                                          =============  =============  =============
Average Number of Common Shares Outstanding..............       39,118         39,118         39,487
Diluted Effect of Common Stock Equivalents (a)...........          325            613            223
                                                          -------------  -------------  -------------
Average Common and Common Equivalent Shares
  Outstanding............................................       39,443         39,731         39,710
                                                          =============  =============  =============
Net Earnings per Share of Common Stock (Diluted).........     $   1.61       $   3.77       $   2.53
                                                          =============  =============  =============

    (a) Excludes the effect of average anti-dilutive common stock equivalents related to out of-the-money options of 1,602,277 and 105,336 for the years ended December 31, 2002 and 2000, respectively. There were no anti-dilutive common stock equivalents in 2001.






                           (Intentionally left blank)

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2002, 2001 and 2000

(8)    Income Taxes

       Income taxes from net earnings consist of the following components:

                                                                  2002          2001          2000
                                                              ------------  ------------  ------------
                                                                          (In thousands)
     Current Federal income tax.............................     $(9,327)     $ 97,661      $ 41,666
     Current state income tax...............................      (1,780)       21,220        13,726
     Deferred Federal income tax............................      38,413       (28,967)       19,729
     Deferred state income tax..............................       8,856        (5,712)        2,368
     Amortization of accumulated investment tax credits.....      (3,131)       (3,139)       (3,143)
                                                              ------------  ------------  ------------
        Total income taxes..................................    $ 33,031      $ 81,063      $ 74,346

     Charged to operating expenses..........................    $ 20,887      $ 88,769      $ 53,964
     Charged to other income and deductions.................      12,144        (7,706)       20,382
                                                              ------------  ------------  ------------
        Total income taxes..................................    $ 33,031      $ 81,063      $ 74,346
                                                              ============  ============  ============

       The Company's provision for income taxes differed from the Federal income tax computed at the statutory rate for each of the years shown. The differences are attributable to the following factors:

                                                                  2002          2001           2000
                                                              -------------  ------------   ------------
                                                                           (In thousands)

       Federal income tax at statutory rates.................    $ 34,056      $ 81,024       $ 61,352
       Investment tax credits ...............................      (3,131)       (3,139)        (3,143)
       Depreciation of flow-through items....................       2,112         2,249          2,250
       Gains on the sale and leaseback of PVNGS
          Units 1 and 2......................................        (527)         (527)          (527)
       Equity income from passive investments................           -        (1,180)              -
       Annual reversal of deferred income taxes accrued
          at prior tax rates.................................      (1,963)       (1,963)        (2,477)
       Valuation reserve.....................................           -        (6,552)         6,552
       Research and development credit.......................        (551)            -              -
       Affordable housing credit.............................        (947)            -              -
       State income tax......................................       4,715        10,706          8,343
       Other ................................................        (733)          445          1,996
                                                              -------------  ------------   ------------
          Total income taxes.................................    $ 33,031      $ 81,063       $ 74,346
                                                              =============  ============   ============
       Effective tax rate                                           33.95%       35.02%         42.41%
                                                              =============  ============   ============


                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2002, 2001 and 2000


       The components of the net accumulated deferred income tax liability were:

                                                         2002        2001
                                                       -----------  ----------
                                                           (In thousands)
 Deferred Tax Assets:
    Nuclear decommissioning costs.....................   $32,192      $28,138
    Regulatory liabilities related to income taxes ...    37,656       40,594
    Minimum pension liability.........................    56,008       19,924
    Net operating loss................................         -       29,451
    Other ............................................    57,373       59,049
                                                       -----------  ----------
       Total deferred tax assets .....................   183,229      177,156
                                                       -----------  ----------
 Deferred Tax Liabilities:
    Depreciation .....................................   216,425      189,157
    Investment tax credit ............................    41,583       44,714
    Fuel costs .......................................    11,749        5,515
    Regulatory assets related to income taxes.........    67,744       68,086
    Other ............................................    27,043       19,263
                                                       -----------  ----------
       Total deferred tax liabilities ................   364,544      326,735
                                                       -----------  ----------
    Valuation allowance...............................         -       29,451
                                                       -----------  ----------
 Accumulated deferred income taxes, net ..............  $181,315     $179,030
                                                       ===========  ==========

       The following table reconciles the change in the net accumulated deferred income tax liability to the deferred income tax expense included in the consolidated statement of earnings for the period:

Net change in deferred income tax liability per above table......   $ 2,285
Change in tax effects of income tax related regulatory assets
  and liabilities................................................    (2,596)
Tax effect of mark-to-market on investments available for sale...     8,365
Tax effect of excess pension liability...........................    36,084
                                                                  -----------
   Deferred income tax expense for the period....................  $ 44,138
                                                                  ===========

       The Company has no net operating loss carryforwards as of December 31, 2002.

       The Company defers investment tax credits related to rate regulated assets and amortizes them over the estimated useful lives of those assets.

       All federal income tax years prior to 1997 are closed, and most issues for 1997 through 1998 have been resolved. No years are currently under examination by the IRS.

       There are no material differences between the provision for income taxes and deferred income taxes between the Company and PNM.

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2002, 2001 and 2000


(9)   Pension and Other Post-retirement Benefits

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

       In December 1996, the Board of Directors approved changes to the Company's non-contributory defined benefit plan ("Retirement Plan") and the implementation of a 401(k) defined contribution plan effective January 1, 1998. Salaries used in Retirement Plan benefit calculations were frozen as of December 31, 1997. Additional credited service can be accrued under the Retirement Plan up to a limit determined by age and years of service. In addition, in January 2002, the Company made an aggregate contribution of $23.5 million to fund pension and other post-retirement benefit plans. An additional aggregate contribution of $1.1 million was made in September 2002 and $1.5 million in December 2002. The Company contributions to the 401(k) plan consist of a 3% non-matching contribution, and a 75% match on the first 6% contributed by the employee on a before-tax basis. The Company contributed $9.5, $9.0 and $8.9 million in the years ended December 31, 2002, 2001 and 2000, respectively.








                           (Intentionally left blank)

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2002, 2001 and 2000



       The following sets forth the pension plan's funded status, components of pension costs and amounts (in thousands) at the plan valuation date of September 30:

                                                                                  Pension Benefits
                                                                            -----------------------------
                                                                                2002           2001
                                                                            -------------- --------------
   Change in Projected Benefit Obligation:
     Projected benefit obligation at beginning of year....................      $373,434       $321,429
     Service cost.........................................................         5,539          5,544
     Interest cost........................................................        27,238         25,758
     Amendments...........................................................             -          3,560
     Actuarial gain.......................................................        41,192         36,143
     Benefits paid........................................................       (20,518)       (19,000)
                                                                            -------------- --------------
         Projected benefit obligation at end of period....................       426,885        373,434
                                                                            -------------- --------------
   Change in Plan Assets:
     Fair value of plan assets at beginning of year.......................       339,838        389,827
     Actual return on plan assets.........................................       (20,207)       (30,989)
     Contribution.........................................................        20,000              -
     Benefits paid........................................................       (20,518)       (19,000)
                                                                            -------------- --------------
         Fair value of plan assets at end of year.........................       319,113        339,838
                                                                            -------------- --------------
     Funded Status........................................................      (107,772)       (33,596)
     Unrecognized net actuarial loss......................................       144,328         48,432
     Unrecognized prior service cost......................................         3,109          3,437
                                                                            -------------- --------------
         Prepaid pension cost.............................................      $ 39,665       $ 18,273
                                                                            ============== ==============
   The amounts recognized in the Consolidated Balance Sheet consist of:
     Accrued benefit liability............................................     $(107,772)      $(33,596)
     Intangible asset.....................................................         3,109          3,437
     Accumulated other comprehensive income...............................       144,328         48,432
                                                                            -------------- --------------
        Net amount recognized.............................................      $ 39,665       $ 18,273
                                                                            ============== ==============
   Weighted - Average Assumptions as of September 30,
     Discount rate........................................................         6.75%          7.50%
     Expected return on plan assets.......................................         9.00%          7.75%

                                                                    Pension Benefits
                                                         ----------------------------------------
                                                            2002          2001          2000
                                                         ------------  ------------  ------------
   Components of Net Periodic Benefit Cost:
     Service cost......................................     $ 5,539       $ 5,544       $ 6,491
     Interest cost.....................................      27,238        25,758        23,572
     Expected return on plan assets....................     (34,497)      (29,488)      (30,923)
     Amortization of net gain..........................           -          (847)            -
     Amortization of transition obligation.............           -        (1,158)       (1,164)
     Amortization of prior service cost................         326            34            34
                                                         ------------  ------------  ------------
         Net periodic pension benefit..................    $ (1,394)       $ (157)     $ (1,990)
                                                         ============  ============  ============

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2002, 2001 and 2000

Other Post-retirement Benefits

       The Company provides medical and dental benefits to eligible retirees. Currently, retirees are offered the same benefits as active employees after reflecting Medicare coordination. The following sets forth the plan's funded status, components of net periodic benefit cost (in thousands) at the plan valuation date of September 30:

                                                                         Other Benefits
                                                                  ------------------------------
                                                                       2002            2001
                                                                  -------------  ---------------
    Change in Benefit Obligation:
      Benefit obligation at beginning of year...................     $109,408         $ 81,711
      Service cost..............................................        2,694            2,644
      Interest cost.............................................        8,082            7,906
      Amendments................................................      (31,960)               -
      Unrecognized actuarial loss...............................       32,876           20,500
      Expected benefit paid.....................................       (3,304)          (3,353)
                                                                  -------------  ---------------
          Benefit obligation at end of period...................      117,796          109,408
                                                                  -------------  ---------------
    Change in Plan Assets:
      Fair value of plan assets at beginning of year............       42,132           44,694
     Actual return on plan assets...............................       (6,478)          (5,161)
      Employer contribution.....................................        7,429            6,748
      Benefits paid.............................................       (2,881)          (3,553)
                                                                  -------------  ---------------
          Fair value of plan assets at end of year..............       40,202           42,728
                                                                  -------------  ---------------
      Funded Status.............................................      (77,594)         (66,680)
      Unrecognized net transition obligation....................       18,171           19,988
      Unrecognized net actuarial loss...........................       74,048           31,763
      Unrecognized prior service cost...........................      (31,960)               -
                                                                  -------------  ---------------
           Accrued post-retirement costs........................    $ (17,335)       $ (14,929)
                                                                  =============  ===============
   Weighted - Average Assumptions as of September 30,
      Discount rate.............................................         6.75%            7.50%
      Expected return on plan assets............................         9.00%            8.25%

                                                                             Other Benefits
                                                              ---------------------------------------------
                                                                  2002            2001            2000
                                                              -------------  ---------------  -------------
    Components of Net Periodic Benefit Cost:
      Service cost..........................................      $ 2,694         $  2,644        $ 1,053
      Interest cost.........................................        8,082            7,906          5,428
      Expected return on plan assets........................       (4,505)          (3,412)        (3,572)
      Amortization of net loss..............................        1,320              799              -
      Amortization of transition obligation.................        1,817            1,817          1,817
                                                              -------------  ---------------  -------------
          Net periodic post-retirement benefit cost.........      $ 9,408         $  9,754        $ 4,726
                                                              =============  ===============  =============

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2002, 2001 and 2000

       The effect of a 1% increase in the health care trend rate assumption would increase the accumulated post-retirement benefit obligation as of September 30, 2002, by approximately $21.3 million and the aggregate service and interest cost components of net periodic post-retirement benefit cost for 2002 by approximately $2.0 million. The health care cost trend rate is expected to decrease to 6.0% by 2011 and to remain at that level thereafter.

Executive Retirement Program

       The Company has an executive retirement program for a group of management employees. The program was intended to attract, motivate and retain key management employees. The Company's projected benefit obligation for this program, as of the plan valuation date of September 30, 2002 and 2001, was $19.0 million and $17.7 million, respectively. As of December 31, 2002 and 2001, the Company has recognized an additional minimum liability of $4.1 million and $2.8 million, respectively, for the amount of unfunded accumulated benefits in excess of accrued pension costs. The net periodic cost for 2002, 2001 and 2000 was $1.7 million, $1.7 million and $1.9 million, respectively. In 1989, the Company established an irrevocable grantor trust in connection with the executive retirement program. Under the terms of the trust, the Company may, but is not obligated to, provide funds to the trust, which was established with an independent trustee, to aid it in meeting its obligations under the program. Marketable securities in the amount of approximately $8.2 million (fair market value of $8.2 million) are presently in the trust. No additional funds have been provided to the trust since 1989.

(10)    Stock Option Plans

       The Company's Performance Stock Plan ("PSP") expired on December 31, 2000. The PSP was a non-qualified stock option plan, covering a group of management employees. Options to purchase shares of the Company's common stock were granted at the fair market value of the shares at the close of business on the date of the grant. Options granted through December 31, 1995 vested on June 30, 1996 and have an exercise term of up to 10 years. All subsequent awards granted between December 31, 1995 and February 2000, vest three years from the grant date of the awards. All options vest upon death, disability, retirement, impaction or involuntary termination other than for cause. Awards granted in December 2000 vest ratably over three years on the anniversary of the grant date. The maximum number of options authorized was 5.0 million shares that could be granted through December 31, 2000. Although the authority to grant options under the PSP expired on December 31, 2000, the options that were granted continue to be effective according to their terms.

       A new employee stock incentive plan, the Omnibus Performance Equity Plan ("PEP"), became effective with the formation of the Holding Company on December 31, 2001. The PEP provides for the granting of non-qualified stock options, incentive stock options, restricted stock rights, performance shares, performance units and stock appreciation rights to officers and key employees. The total number of shares of common stock subject to all awards under the PEP

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2002, 2001 and 2000

may not exceed 2.5 million, subject to adjustment under certain circumstances defined in the PEP. The number of shares of stock subject to the grant of restricted stock rights, performance shares and units and stock appreciation rights is limited to 500,000 shares. Re-pricing of stock options is prohibited unless specific shareholder approval is obtained. 855,000 options and 1,620 restricted stock rights were awarded in 2002. Under the PEP, 2,500 options were exercised in 2002. The number of options and restricted stock rights outstanding as of December 31, 2002 were 847,500 and 1,620, respectively.

       Stock options may also be provided to non-employee directors of the Company under the Company's Director Retainer Plan ("DRP"). Prior to December 31, 2001, non-employee directors could elect to receive payment of the annual retainer in the form of cash, restricted stock or options to purchase shares of the Company's common stock. The number of options granted in 2002 under the DRP was 35,000 shares with an exercise price of $27.35 and 10,000 with an exercise price of $20.15 and in 2001 6,000 shares with an exercise price of $22.61. Under the DRP plan, vesting occurs on the date of the next annual meeting after the award. Under the DRP 5,000 options were exercised in 2002, 4,000 in 2001 and 4,000 in 2000. The number of options outstanding as of December 31, 2002, was 73,000. Restricted stock issuances were based on the fair market value of the Company's common stock at the close of business on the date of grant and vest ratably three years on the anniversary of the grant date. As of December 31, 2002, there was no restricted stock outstanding under the DRP plan. Amendments to the DRP were approved by the shareholders on July 3, 2001 and the amended plan became the DRP for the new Holding Company on December 31, 2001. Under the new DRP, the maximum number of authorized shares was increased from 100,000 to 200,000 (including shares previously granted) through July 1, 2005. The annual retainer is payable in cash and stock options. Restricted stock is no longer available under the plan. The exercise price of stock options granted under the DRP is determined by the fair market value of the stock at the close of business on the grant date.





                           (Intentionally left blank)

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2002, 2001 and 2000

       A summary of the status of the Company's stock option plans at December 31, and changes during the years then ended is presented below.

                                                2002                       2001                      2000
                                     ------------------------ ---------------------- ------------------------
                                                   Weighted                Weighted                 Weighted
                                                    Average                Average                   Average
                                                   Exercise                Exercise                 Exercise
               Fixed Options            Shares       Price       Shares     Price        Shares       Price
------------------------------------ -----------  ----------- -----------  --------- ------------  ----------

Outstanding at beginning of year....   2,981,301     $19.100    3,336,221   $19.120    1,574,418    $18.207

Granted.............................     901,620     $25.745        6,000   $22.610    2,078,500    $19.403

Exercised...........................     356,132     $18.044      299,951   $19.610      296,027    $16.363

Forfeited...........................      16,167     $21.390       60,969   $17.961       20,670    $17.320
                                     ------------             -----------            -----------
Outstanding at end of year..........   3,510,622                2,981,301              3,336,221
                                     ============             ===========            ===========
Options exercisable at year-end.....   1,525,345                  981,197                916,263
                                     ============             ===========            ===========
Options available for future grant..   1,777,880                2,500,000                      -
                                     ============             ===========            ===========

       The following table summarizes information about stock options outstanding at December 31, 2002:

                                          Options Outstanding                     Options Exercisable
                            ------------------------------------------------  ---------------------------
                                                Weighted-
                                                 Average          Weighted                      Weighted
         Range of             Number            Remaining          Average        Number        Average
         Exercise           Outstanding        Contractual        Exercise     Exercisable      Exercise
          Prices            At 12/31/02            Life           Prices At      12/31/02        Prices
-------------------------   --------------  -----------------   ------------  ---------------  ----------

DRP     $5.50 - $27.35             73,000      8.363 years         $20.429            28,000    $11.876

PSP     $11.50 - $24.313        2,588,502      6.888 years         $19.332         1,433,895    $20.644

PEP     $     0 - $28.22          849,120      9.246 years         $25.745            63,450    $25.943
                            --------------                                    ---------------

                                3,510,622      7.489 years         $20.906         1,525,345    $20.703
                            ==============                                    ===============

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2002, 2001 and 2000

       The following table summarizes weighted-average fair value of options granted during the year:

                                                2002         2001        2000
                                             ----------   ----------  ----------

PEP........................................      $7.42         $  -      $ 7.24
                                             ==========   ==========  ==========
DRP........................................      $7.03       $13.94      $ 6.98
                                             ==========   ==========  ==========
Total fair market value of all options
  granted (in thousands)...................     $6,677         $ 83     $15,054
                                             ==========   ==========  ==========

       The fair value of each option grant is determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                       2002            2001            2000
                                   -------------   -------------   -------------

Dividend yield...................         3.43%           3.10%           2.98%
Expected volatility..............        33.62%          33.99%          26.43%
Risk-free interest rates.........         4.87%           5.38%           5.11%
Expected life....................    10.0 years      10.0 years      10.0 years

(11)   Construction Program and Jointly-Owned Plants

       The Company's construction expenditures for 2002 were approximately $240 million, including expenditures on jointly-owned projects. The Company's proportionate share of operating and maintenance expenses for the jointly-owned plants is included in operating expenses in the consolidated statements of earnings.

       At December 31, 2002, the Company's interests and investments in jointly-owned generating facilities are:

                                                                                      Construction
                                              Plant in    Accumulated      Work in      Composite
    Station (Fuel Type)                        Service    Depreciation    Progress       Interest
    ------------------------                 -----------  ------------  ------------ --------------
                                                                (In thousands)

    San Juan Generating Station (Coal)......  $710,027     $ 393,892      $  9,046        46.3%
    Palo Verde Nuclear Generating
      Station (Nuclear)*....................  $216,940     $  67,732      $ 31,300        10.2%
    Four Corners Power Plant Units 4
       and 5 (Coal) ........................  $118,509     $  88,549      $  6,113        13.0%

       * Includes the Company's interest in PVNGS Unit 3, the Company's interest in common facilities for all PVNGS units and the Company's owned interests in PVNGS Units 1 and 2.

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2002, 2001 and 2000

San Juan Generating Station ("SJGS")

       The Company operates and jointly owns SJGS. At December 31, 2002, SJGS Units 1 and 2 are owned on a 50% shared basis with Tucson Electric Power Company, Unit 3 is owned 50% by the Company, 41.8% by Southern California Public Power Authority ("SCPPA") and 8.2% by Tri-State Generation and Transmission Association, Inc. Unit 4 is owned 38.457% by the Company, 28.8% by M-S-R Public Power Agency, ("M-S-R"), 10.04% by the City of Anaheim, California, 8.475% by the City of Farmington, 7.2% by the County of Los Alamos, and 7.028% by Utah Associated Municipal Power Systems.

Palo Verde Nuclear Generating Station ("PVNGS")

       The Company is a participant in the three 1,270 MW units of PVNGS, also known as the Arizona Nuclear Power Project, with Arizona Public Service Company ("APS") (the operating agent), Salt River Project, El Paso Electric Company ("El Paso"), Southern California Edison Company, SCPPA and The Department of Water and Power of the City of Los Angeles. The Company has a 10.2% undivided interest in PVNGS, with portions of its interests in Units 1 and 2 held under leases. (See Note 12 for additional discussion.)

(12)   Commitments and Contingencies

Long-Term Power Contracts

       PNM has a power purchase contract with Southwestern Public Service Company ("SPS"), which originally provided for the purchase of up to 200 MW, expiring in May 2011. PNM may reduce its purchases from SPS by 25 MW annually upon three years' notice. PNM provided such notice to reduce the purchase by 25 MW in 1999 and by an additional 25 MW in 2000. PNM also is party to a master power purchase and sale agreement with SPS, dated August 2, 1999, pursuant to which PNM has agreed to purchase 72 MW of firm power from SPS from 2002 through 2005. PNM has 70 MW of contingent capacity obtained from El Paso under a transmission capacity for generation capacity trade arrangement through September 2004. Beginning October 2004 and continuing through June 2005, the capacity amount is 39 MW. PNM holds a power purchased agreement ("PPA") with Tri-State for 50 MW through June 30, 2010. In addition, PNM is interconnected with various utilities for economy interchanges and mutual assistance in emergencies.

       In 1996, PNM entered into an operating lease for the rights to all the output of a new gas-fired generating plant for 20 years. The operating lease's maximum dependable capacity is 132 MW. In July 2000, the plant went into operation. The gas turbine generating unit is operated by Delta-Person Limited Partnership ("Delta") and is located on PNM 's retired Person Generating Station site in Albuquerque, New Mexico. Primary fuel for the gas turbine generating unit is natural gas, which is provided by PNM. In addition, the unit has the capability to utilize low sulfur fuel oil in the event natural gas is not available or cost effective.

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2002, 2001 and 2000

       In July 2001, PNM entered into a long-term wholesale power contract with Texas-New Mexico Power ("TNMP") to provide power to serve TNMP's firm retail customers. The contract has a term of 5 1/2 years commencing July 1, 2001. PNM will provide varying amounts of firm power on demand to complement existing TNMP contracts. As those contracts expire, PNM will replace them and become TNMP's sole supplier beginning January 1, 2003. In the last year of the contract, it is estimated that TNMP will need 114 MW of firm power.

       On October 21, 2002, PNM entered into an agreement with FPL Energy LLC ("FPL"), a subsidiary of FPL Group, Inc., to develop a 200 MW wind generation facility in New Mexico. FPL Energy will build, own and operate the New Mexico Wind Energy Center ("NMWE"), consisting of 136 wind-powered turbines on a site in eastern New Mexico. PNM will buy all the power generated by the NMWE under a 25-year contract. Construction of the wind energy site began in January 2003. Construction on a facility of this size typically takes six to nine months to complete. PNM will ask the PRC to approve a voluntary tariff that will allow PNM retail customers to buy wind-generated electricity for a small monthly premium. Power from the facility not subscribed by PNM retail customers under the voluntary program will be sold on the wholesale market, either within New Mexico or outside the state.

       In December 2002, PNM entered into a two-year contract to supply 80 MW of power to U.S. Navy facilities in San Diego, California. PNM began delivering power under the contract January 1, 2003. The contract runs through March 2005.

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

Natural Gas Supply

       The Company contracts for the purchase of gas to serve its retail customers. These contracts are short-term in nature supplying the gas needs for the current heating season and the following off-season months. The price of gas is a pass-through, whereby the Company recovers 100% of its cost of gas.

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2002, 2001 and 2000

       The natural gas used as fuel by Generation and Marketing was delivered by Gas. In the second quarter of 2001, Generation and Marketing began procuring its gas supply independent of the Company and contracting with the Utility Operations for transportation services only.

Construction Commitment

       PNM had previously committed to purchase five combustion turbines for a total cost of $151.3 million. The turbines are for planned power generation plants with an estimated cost of construction of approximately $370 million over the next five years depending on market conditions. PNM has expended $226 million as of December 31, 2002 of which $144 million was for equipment purchases. On June 27, 2002, Lordsburg, an 80 MW natural gas fired plant became fully operational and commenced serving the wholesale power market. Afton, a 141 MW simple cycle gas-fired plant, became fully operational on December 4, 2002. These plants are part of the Company's ongoing competitive strategy of increasing generation capacity over time to serve increasing retail load, sales under long-term contracts and other sales. These plants were not built to serve New Mexico retail customers and therefore are not currently, included in the rate base. However, it is possible that these plants may be needed in the future to serve the growing retail load. If so, these plants will have to be certified by the PRC and would then be included in the rate base.

Steam Generator Tubes

       APS, as the operating agent of PVNGS, has encountered tube cracking in the steam generators and has taken, and will continue to take, remedial actions that it believes have slowed the rate of tube degradation. The projected service life of steam generators is assessed on an on-going basis. Two replacement steam generators will be installed in Unit 2 during its Fall 2003 refueling outage. The Company's share of the fabrication and installation costs (exclusive of replacement power costs) will be approximately $22 million.

       The PVNGS participants ("Participants") have approved the purchase of replacement steam generators for Units 1 and 3. Preliminary work for the installation of the replacement steam generators has also been approved by the Participants. These actions will provide the Participants with options regarding the replacement of steam generators in Unit 1 and Unit 3. Unit 1 could be replaced as early as Fall 2005, should the Participants choose to do so. The Company estimates that its portion of the fabrication and installation costs and associated power upgrade modifications for Units 1 and 3, will be approximately $46 million over the period 2002-2003 (exclusive of replacement power costs), should installation of the ordered replacement steam generators be approved.

Terrorism Insurance

       President Bush signed the Terrorism Risk Insurance Act of 2002 (TRIA) on November 26, 2002. Effective that date, to the extent covered by the act, endorsements excluding terrorism became null and void. Under the act, insurers are required to provide a premium quotation to the insured for terrorism coverage, with limits and deductibles similar to other coverage provided. The insured must accept and pay the premium, or reject the coverage within 30 days

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2002, 2001 and 2000

of receipt of the premium quotation. The Company has accepted all property and liability insurance offers of TRIA coverage. The Company also purchases $5,000,000 of non-TRIA terrorism coverage. Four Corners, in which the Company has a 13% interest in Units 4 and 5, has elected not to purchase TRIA or non-TRIA property insurance terrorism coverage.

PVNGS Liability and Insurance Matters

       The PVNGS participants have financial protection for public liability resulting from nuclear energy hazards to the full limit of liability under federal law. This potential liability is covered by primary liability insurance provided by commercial insurance carriers in the amount of $300 million and the balance by an industry-wide retrospective assessment program. If losses at any nuclear power plant covered by the programs exceed the primary liability insurance limit, the Company could be assessed retrospective adjustments. The maximum assessment per reactor under the program for each nuclear incident is approximately $88 million, subject to an annual limit of $10 million per reactor per incident. Based upon the Company's 10.2% interest in the three PVNGS units, the Company's maximum potential assessment per incident for all three units is approximately $27 million, with an annual payment limitation of approximately $3 million per incident. If the funds provided by this retrospective assessment program prove to be insufficient, Congress could impose revenue-raising measures on the nuclear industry to pay claims. The Price-Anderson Act, the federal law referred to above, was up for renewal in August 2002. Price-Anderson has been extended to December 31, 2003.

       The PVNGS participants maintain "all-risk" (including nuclear hazards) insurance for damage to, and decontamination of, property at PVNGS in the aggregate amount of $2.75 billion as of October 1, 2002, a substantial portion of which must be applied to stabilization and decontamination. The Company has also secured insurance against portions of the increased cost of generation or purchased power and business interruption resulting from certain accidental outages of any of the three units if the outages exceed 12 weeks. The insurance coverage discussed in this section is subject to certain policy conditions and exclusions. The Company is a member of an industry mutual insurer. This mutual insurer provides both the "all-risk" and increased cost of generation insurance to the Company. In the event of adverse losses experienced by this insurer, the Company is subject to an assessment. The Company's maximum share of any assessment is approximately $5.1 million per year.

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

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2002, 2001 and 2000

       PNM provided an additional $10.7 million, $6.1 million and $3.9 million funding for the year ended December 31, 2002, 2001 and 2000 respectively, into the qualified and non-qualified trust funds. The estimated market value of the trusts for the year ended December 31, 2002 was approximately $63.2 million.

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

       The operator of PVNGS has capacity in existing fuel storage pools at PVNGS, which can accommodate all fuel expected to be discharged from normal operation of PVNGS until September 2003. The operator of PVNGS believes that it will be able to load dry storage casks and place the casks in the completed dry storage facility prior to September 2003. PNM currently estimates that it will incur approximately $41.0 million (in 2001 dollars) over the life of PVNGS for its share of the fuel costs related to the on-site interim storage of spent nuclear fuel during the operating life of the plant. PNM accrues these costs as a component of fuel expense, meaning that the charges are accrued as the fuel is burned. The Company has accrued $1.0 million in 2002 for interim storage costs. The operator of PVNGS currently believes that spent fuel storage or disposal methods will be available for use by PVNGS to allow its continued operation beyond 2003.

Natural Gas Explosion

       On April 25, 2001, a natural gas explosion occurred in Santa Fe, New Mexico. The apparent cause of the explosion was a leak from a PNM line near the location. The explosion destroyed a small building and injured two persons who were working in the building. PNM's investigation indicates that the leak was an isolated incident likely caused by a combination of corrosion and increased pressure. PNM also cooperated with an investigation of the incident by the PRC's Pipeline Safety Bureau (the "Bureau"), which issued its report on March 18, 2002. The Bureau's report gave PNM notice of probable violations of the New Mexico Pipeline Safety Act and related regulations. PNM and the Bureau staff entered a compliance agreement addressing the probable violations and filed it with the PRC for approval on March 4, 2003. PNM agreed to undertake a list of twenty-four corrective actions, including internal policy changes, retraining employees and enhancing gas line monitoring. PNM has also agreed to voluntarily accelerate spending on pipeline replacement by more than $10.0 million and to commit an additional $1.8 million to development and implementation of systems to improve gas line management. The compliance agreement is pending before the PRC-. Two lawsuits against PNM by the injured persons along with several claims for property and business interruption damages have been resolved.

Global Electric Agreement

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

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2002, 2001 and 2000

       The year-long negotiations ended on October 10, 2002 with the filing of the Global Electric Agreement with the PRC. The Global Electric Agreement sets a rate path through 2007 and will resolve the issues surrounding industry deregulation in New Mexico and the PNM's merchant power strategy. The Global Electric Agreement was signed by PNM, the PRC Staff, the New Mexico Attorney General's Office, the New Mexico Industrial Energy Consumers, the City of Albuquerque, and the University of New Mexico. The United States Executive Agencies ("USEA") subsequently agreed to support the Global Electric Agreement as if they had signed it. The Global Electric Agreement also provides for the signatories to support passage of legislation concerning merchant plant activities and repeal of a majority of the Restructuring Act in the New Mexico Legislature.

       Under the Global Electric Agreement, PNM will decrease retail electric rates 6.5% in two phases over the next three years. The first phase will be a 4.0% decrease, effective September 2003. The second phase will be a further 2.5% decrease from current rate levels, effective in September 2005. Rates would then be frozen at that level until the end of 2007. In addition, the risks and benefits of all wholesale electric sales, inure solely to the Company's shareholders until December 2007. Since the new rate Global Electric Agreement does not provide for a fuel cost adjustment, the lower fuel costs sought to be captured by shifting to underground mining for the coal supplies at SJGS will flow through to the Company's earnings largely offsetting the reduction in retail revenues.

       PNM will be able to seek a general rate adjustment during the rate freeze period if complying with any new or changed environmental or tax law or regulation, or a new broader application of existing environmental or tax laws or regulations, would compromise its financial integrity. PNM also is permitted to capitalize all the reasonable costs of mandatory renewable energy resources, including an after-tax cost of capital of 8.64% to be recorded concurrently with the deferral of those costs.

       PNM is authorized to recover in the stipulated rates and future retail rates, its New Mexico jurisdictional share of the decommissioning costs associated with the San Juan, La Plata and Navajo surface coal mines. PNM is allowed to recover up to $100 million of the costs, composed of approximately $69 million in surface coal mine reclamation costs, and approximately $31 million of contract buyout costs without being subject to prudence challenge by the signatories to the Global Electric Agreement. The costs will be amortized over 17 years commencing September 1, 2003 and in equal amounts each year thereafter. PNM cannot seek to recover a return on the unamortized reclamation costs, but could seek to recover a return on the unamortized contract buyout costs remaining as of December 31, 2007 in future rate adjustment proceedings.

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2002, 2001 and 2000

       The stipulated rates also provide for full recovery of nuclear decommissioning costs accrued in accordance with the estimates in the applicable decommissioning cost study during the rate freeze period for PNM's interests in PVNGS Units 1 and 2. The portion of SJGS Unit 4 previously treated as an excluded resource from PNM's New Mexico retail rates are included as a generation resource to serve PNM's New Mexico retail and wholesale firm requirements customers' load. PNM's contracts to purchase power from Tri-State, Delta Limited Partnership and firm power from SPS would also be included as generation resources to serve PNM's New Mexico retail and wholesale firm requirements customers' load until each contract expires under the Global Electric Agreement.

       PRC approval or other authorization from the PRC is not required for PNM's merchant plant investment as long as PNM meets the following conditions:
(a) PNM does not invest more than $1.25 billion in merchant plant; (b) PNM has an investment grade credit rating on a stand-alone basis and on a consolidated basis with the Holding Company; and (c) PNM spends at least $60 million per year in gas and electric utility, non-merchant plant infrastructure needed to maintain adequate and reliable service. No prior approval for merchant plant participation would be required and expedited PRC approval would be available for financing of merchant plant if certain specified financial conditions are met. If PNM's credit rating on a stand-alone or consolidated basis with the Holding Company falls below investment grade, however, approvals are needed for new merchant plant projects and for continuing to participate in merchant plant projects of more than a certain dollar value and under certain conditions.

       PRC approval is not required for PNM to transfer any part of its interests in merchant plant or PVNGS Unit 3 from time to time to any other legal entity, provided that the following conditions are met: (a) PNM's debt to capital ratio will not exceed 65% after giving effect to the transfer and (b) PNM's investment grade status on a stand-alone basis and on a consolidated basis with the Holding Company will not be impaired by the transfer of merchant plant or PVNGS Unit 3 at the time of transfer.

       PNM further agreed in the Global Electric Agreement that it will transfer all its interests in merchant plant out of PNM by January 1, 2010. PNM will accelerate the mandatory transfer to a date one year after PNM has completed expenditures of $1.25 billion on merchant plant. PNM may seek a variance from the PRC at any time prior to January 1, 2010 to extend or vacate the time or terms and conditions requiring the transfer but not beyond January 1, 2015.

       Under the Global Electric Agreement, if merchant plant or PVNGS Unit 3 is transferred to a PNM affiliate, PNM's generation resources and the affiliate's generation resources may be jointly dispatched at the merchant affiliate's sole discretion until January 1, 2015. Joint dispatch of all utility, PVNGS Unit 3 or merchant plant resources would be terminable at any time between 2008 and 2015 at PNM's discretion, as long as the utility's dispatch capability is not impaired in any way.

       PNM agreed to forego recovery of the costs incurred in preparing to transition to a competitive retail market in New Mexico. This will result in a one-time write-off of approximately $16.7 million, pre-tax, upon approval by the PRC of the Global Electric Agreement.

       In the Global Electric Agreement, PNM, PRC utility staff and intervenors agreed to actively support the repeal of a majority of the Restructuring Act of 1999. If the repeal does not occur during the 2003 New Mexico Legislative Session, various modifications to the conditions of the Global Electric Agreement are triggered depending on how long repeal is delayed. SB 718 in the 2003 session would repeal the Restructuring Act as contemplated in the Global Electric Agreement. On February 28, 2003, SB 718 passed the Senate by a vote of 37-2. It is currently awaiting action in the House of Representatives.

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2002, 2001 and 2000

       In summary, the terms of this Global Electric Agreement and the Company's continuing efforts to control expenses offer significant benefits to both customers and shareholders in the form of lower rates, a predictable rate path, and the resolution of important issues affecting implementation of the Company's strategic plan over the next several years.

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

       The Company is involved in various legal proceedings in the normal course of business. The associated legal costs for these legal matters are accrued when incurred. It is also the Company's policy to accrue for legal costs expected to be incurred in connection with SFAS 5 legal matters when it is probable that a SFAS 5 liability has been incurred and the amount of expected legal costs to be incurred is reasonably estimable. These estimates include costs for external counsel professional fees.

(13)   Environmental Issues

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

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2002, 2001 and 2000

       The Company's recorded minimum liability estimated to remediate its identified sites was $8.5 million and $6.8 million as of December 31, 2002 and 2001, respectively. The ultimate cost to clean up the Company's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; and the time periods over which site remediation is expected to occur.

       For the year ended December 31, 2002, 2001 and 2000, the Company spent $0.7 million, $1.7 million and $1.6 million, respectively, for remediation. The majority of the December 31, 2002 environmental liability is expected to be paid over the next five years, funded by cash generated from operations. Future environmental obligations are not expected to have a material impact on the results of operations or financial condition of the Company.

(14)   Company Realignment

       On August 22, 2002, the Company was realigned due to the changes in the electric industry and particularly, the negative impact on the Company's earnings and growth prospects from wholesale market uncertainty. The changes included consolidation of similar functions. A total of 85 salaried and hourly employees were notified of their termination as part of the realignment. In accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity", the Company incurred a liability of $8.8 million for severance and other related costs associated with the involuntary termination of employees, which was charged to operations in the quarter ended September 30, 2002 and is included in administrative and general in the consolidated statements of earnings for the year ended December 31, 2002. The Company paid $5.8 million through December 31, 2002.






                           (Intentionally left blank)

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2002, 2001 and 2000


(15)   Other Income and Deductions

       The following table details the components of other income and deductions for PNM Resources, Inc. and subsidiaries:

                                                                 Year Ended December 31,
                                                        -------------------------------------------
                                                            2002          2001            2000
                                                        -------------  ------------   -------------
                                                                      (In thousands)
   Other income:
   Interest and dividend income.......................      $44,954       $48,742         $48,695
   Settlement of lawsuit..............................            -             -          13,750
   Miscellaneous non-operating income.................        3,406         3,405           3,801
                                                        -------------  ------------   -------------
                                                            $48,360       $52,147         $66,246
                                                        =============  ============   =============
   Other deductions:
   Merger costs and related legal costs...............      $(2,436)      $17,975          $6,700
   Write-off of Avistar investments...................            -        13,089           4,100
   Nonrecoverable coal mine decommissioning costs.....            -        12,979               -
   Write-off of regulatory assets.....................            -        11,100               -
   Contribution to PNM Foundation.....................            -         5,000               -
   Transmission line project write-off................        4,818             -               -
   Miscellaneous non-operating deductions.............        9,924         7,114           1,150
                                                        -------------  ------------   -------------
                                                            $12,306       $67,257         $11,950
                                                        =============  ============   =============

       The following table details the components of other income and deductions for Public Service Company of New Mexico and subsidiaries:

                                                                     Year Ended December 31,
                                                        -------------------------------------------
                                                            2002          2001            2000
                                                        -------------  ------------   -------------
                                                                      (In thousands)
   Other income:
   Interest and dividend income.......................      $37,632       $48,742         $48,695
   Settlement of lawsuit..............................            -             -          13,750
   Miscellaneous non-operating income.................        2,814         3,405           3,801
                                                        -------------  ------------   -------------
                                                            $40,446       $52,147         $66,246
                                                        =============  ============   =============
   Other deductions:
   Merger costs and related legal costs...............  $         -       $17,975          $6,700
   Write-off of Avistar investments...................            -        13,089           4,100
   Nonrecoverable coal mine decommissioning costs.....            -        12,979               -
   Write-off of regulatory assets.....................            -        11,100               -
   Contribution to PNM Foundation.....................            -         5,000               -
   Transmission line project write-off................        4,818             -               -
   Miscellaneous non-operating deductions.............       10,241         7,114           1,150
                                                        -------------  ------------   -------------
                                                            $15,059       $67,257         $11,950
                                                        =============  ============   =============


                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2002, 2001 and 2000

(16)   New and Proposed Accounting Standards

       Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 143. SFAS 143 requires the recognition and measurement of liabilities associated with the retirement of tangible long-lived assets that result from the acquisition, construction or development and or the normal operations of the long-lived assets. Retirement obligations associated with long-lived assets included within the scope of SFAS 143 are those for which a legal obligation exists under enacted laws, statutes, written or oral contracts, including obligations arising under the doctrine of promissory estoppel. Under the standard, the asset retirement obligation ("ARO") liability is recognized at its fair value as incurred.

       The recognition of an ARO results in an increase in the carrying cost of the long-lived asset, which will be amortized using a systematic and rationale basis over the remaining life of the related asset as depreciation expense. An ARO represents a future liability and, as a result, accretion expense will be accrued on this liability until such time as the obligation is satisfied. Accretion of the ARO liability due to the passage of time is recorded as an operating expense. If at the end of the asset's life the recorded liability differs from the actual settled obligation, the Company may incur a gain or loss that will be recognized at that time. The net difference between the amounts determined under SFAS 143 and the Company's previous method of accounting for such activities net of expected regulatory recovery, will be recognized as a cumulative effect of a change in accounting principle, net of related income taxes. The Company is currently calculating the liability associated with its AROs but does not believe there will be a material effect on continuing operations for the adoption of this standard.

       Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). In April 2002, the FASB issued SFAS 145. This statement updates and clarifies existing accounting pronouncements for the treatment of gains and losses from extinguishment of debt and eliminates an inconsistency between required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have similar economic effects as sale-leaseback transactions. In accordance with previous accounting standards, gains and losses from extinguishment of debt were classified as extraordinary gains and losses. The current statement permits gains and losses from extinguishment of debt to be classified as ordinary and included in income from operations, unless they are unusual in nature or occur infrequently and therefore included as an extraordinary item.

       SFAS 145 is effective for fiscal years beginning after May 15, 2002 for the provisions related to the rescission of FASB Statements No. 4, 44 and 64, and for all transactions entered into after May 15, 2002 for the provision related to the amendments of FASB Statement No. 13. The Company does not believe there will be a material effect from the adoption of this standard on the Company's consolidated statements of financial position or results of operations.

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2002, 2001 and 2000

       Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). In July 2002, the FASB issued SFAS 146. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred and is effective for exit or disposal activities that are initiated after December 31, 2002 and nullifies EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." It also substantially nullifies EITF Issue No. 88-10, "Costs Associated with Lease Modification or Termination." Previously issued financial statements, including interim financial statements, cannot be restated. The Company does not expect its adoption of this standard in fiscal year 2003 to have a significant impact on its financial statements.

       Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, Amendment of FASB Statement No. 123 and APB Opinion No. 28" ("SFAS 148"). In December 2002, the FASB issued SFAS 148 that amended SFAS 123 to provide alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation but does not require fair value accounting as prescribed in SFAS 123. SFAS 148 is effective for fiscal years ending after December 15, 2002. It also amends the disclosure provisions of SFAS 123 and Accounting Principles Board Opinion No. 28 to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The disclosure provisions of SFAS 148 are incremental to the existing disclosure requirements of SFAS 123 and are applicable to all companies with stock-based compensation. The Company adopted the disclosure requirements of this standard in fiscal year 2002, but continues to account for stock-based compensation under APB 25.

       Financial Accounting Standards Board ("FASB") Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34" ("FIN 45 "). In November 2002, the FASB issued FIN 45 which enhances the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations it has undertaken in issuing the guarantee. FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying obligation that is related to an asset, liability, or an equity security of the guaranteed party. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The guarantor's previous accounting for guarantees issued prior to the date of initial application should not be revised or restated. The Company adopted FIN 45, and such adoption did not have a material impact on the financial statements.

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2002, 2001 and 2000

       Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements" ("FIN 46"). In January 2003, the FASB issued FIN 46 to address the consolidation of variable interest entities that have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity and (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities, or (c) the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses. FASB believes that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. There are also additional disclosure requirements for an enterprise that holds significant variable interests in a variable interest entity but is not the primary beneficiary. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date and may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. Currently, the Company does not have interests in any variable interest entity.

       EITF 02-3 "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities", EITF 98-10 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" and Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities". On October 25, 2002, the EITF reached a final consensus on EITF 02-3 that rescinds EITF 98-10 and requires that all energy contracts held for trading purposes be presented on a net margin basis in the statement of earnings. The rescission of EITF 98-10 requires that energy contracts which do not meet the definition of a derivative under SFAS 133 no longer be marked-to-market and recognized in current earnings. As a result, all contracts which were marked to market under EITF 98-10 and must now be accounted for under the accrual method should be written back to cost with any difference included as a cumulative effect adjustment in the period of adoption. This transition provision will be effective for the first quarter of 2003. The rescission of EITF 98-10 did not have a material impact on the Company's financial condition or results of operations as all contracts previously marked to market under the definition provided in EITF 98-10 also met the definition of a derivative under SFAS 133 and are properly recorded at fair value with gains and losses recorded in earnings. The Company is reviewing its energy contract portfolio to determine whether its contracts meet the definition of trading activities under EITF 02-3 which should be presented on a net margin basis. The Company will reclassify prior periods to a net margin basis for those contracts previously accounted for under EITF 98-10 in the first quarter of 2003. The Company does not expect to report revenues and cost of energy sold on a net margin basis on a prospective basis as a result of the application of EITF 02-3 as none of the of Company's marketing activities meet the definitions of trading activities as prescribed by EITF 02-3.

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO
                           QUARTERLY OPERATING RESULTS

       The unaudited operating results by quarters for 2002 and 2001 are as follows:

                                                             Quarter Ended
                                            -----------------------------------------------------
                                             March 31    June 30     September 30    December 31
                                            ----------- ----------- --------------- -------------
                                                    (In thousands, except per share amounts)
  2002:
    Operating Revenues.....................  $ 313,996   $ 264,569       $ 289,440     $ 300,991
    Operating Income.......................     32,687      19,449          29,135        20,503
    Net Earnings...........................     24,949      11,157          17,797        10,369

    Net Earnings per Share (Basic).........       0.63        0.28            0.45          0.26
    Net Earnings per Share (Diluted).......       0.63        0.28            0.45          0.26

  2001:
    Operating Revenues.....................  $ 736,530   $ 666,091       $ 621,895     $ 315,301
    Operating Income.......................     77,300      80,547          47,422        17,408
    Net Earnings ..........................     63,552      49,597          32,775         4,509

    Net Earnings per Share (Basic).........       1.62        1.26            0.83          0.11
    Net Earnings per Share (Diluted).......       1.60        1.24            0.82          0.11

       In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results of operations for such periods have been included.

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO
                        COMPARATIVE OPERATING STATISTICS
                                   (Unaudited)

                                                 2002         2001         2000        1999         1998
                                             ------------ ------------ ------------ ----------- -----------
Utility Operations Sales:
Energy Sales--KWh (in thousands):
  Residential..............................    2,298,542    2,197,889    2,171,945   2,027,589   2,022,598
  Commercial...............................    3,254,576    3,213,208    3,133,996   2,981,656   2,909,752
  Industrial...............................    1,612,723    1,603,266    1,544,367   1,559,155   1,571,824
  Other ultimate customers.................      240,665      240,934      238,635     235,183     235,700
                                             ------------ ------------ ------------ ----------- -----------
    Total KWh sales........................    7,406,506    7,255,297    7,088,943   6,803,583   6,739,874
                                             ============ ============ ============ =========== ===========
Gas Throughput--Decatherms (in thousands):
  Residential..............................       29,627       27,848       28,810      32,121      29,258
  Commercial...............................       12,009       10,421        9,859      11,106      10,044
  Industrial...............................          749        3,920        5,038       2,338       1,553
  Other....................................        4,806        4,355        6,426       6,538       8,390
                                             ------------ ------------ ------------ ----------- -----------
    Total gas sales........................       47,191       46,544       50,133      52,103      49,245
  Transportation throughput................       44,889       51,395       44,871      40,161      36,413
                                             ------------ ------------ ------------ ----------- -----------
    Total gas throughput...................       92,080       97,939       95,004      92,264      85,658
                                             ============ ============ ============ =========== ===========
Revenues (in thousands):
Electric Revenues:
  Residential..............................    $ 197,174    $ 187,600    $ 186,133   $ 184,088   $ 187,681
  Commercial...............................      247,800      242,372      238,243     238,830     241,968
  Industrial...............................       82,009       82,752       79,671      85,828      88,644
  Other ultimate customers.................       14,942       14,795       14,618      13,777      18,124
                                             ------------ ------------ ------------ ----------- -----------
    Total revenues to ultimate customers...      541,925      527,519      518,665     522,523     536,417
  Intersegment revenues....................          707          707          707         707         707
  Miscellaneous electric revenues..........       28,164       31,707       20,093      18,345      19,151
                                             ------------ ------------ ------------ ----------- -----------
    Total electric revenues................    $ 570,796    $ 559,933    $ 539,465   $ 541,575   $ 556,275
                                             ------------ ------------ ------------ ----------- -----------
Gas Revenues:
  Residential..............................    $ 172,200    $ 232,321    $ 191,231   $ 152,266   $ 160,398
  Commercial...............................       52,530       68,895       52,964      37,337      42,480
  Industrial...............................        2,872       27,519       24,206       8,550       4,887
  Other....................................       20,906       28,896       29,203      20,080      27,218
                                             ------------ ------------ ------------ ----------- -----------
  Revenues from gas sales..................      248,508      357,631      297,604     218,233     234,983
  Transportation...........................       17,735       20,188       14,163      12,390      13,464
  Other....................................        5,875        7,599        8,157       6,088       7,528
                                             ------------ ------------ ------------ ----------- -----------
    Total gas revenues.....................    $ 272,118    $ 385,418    $ 319,924   $ 236,711   $ 255,975
                                             ------------ ------------ ------------ ----------- -----------
         Total Utility Revenues............    $ 842,914    $ 945,351    $ 859,389   $ 778,286   $ 812,250
                                             ============ ============ ============ =========== ===========


                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO
                        COMPARATIVE OPERATING STATISTICS
                                   (Unaudited)

                                                 2002          2001          2000         1999          1998
                                            ------------ -------------  ------------ ------------ ------------

Utility Customers at Year End:
Electric:
  Residential.............................      345,588       340,656       332,332      321,949      319,415
  Commercial..............................       41,092        40,065        39,525       38,435       37,652
  Industrial..............................          311           377           371          375          363
  Other ultimate customers................          796           924           625          625          665
                                            ------------ -------------  ------------ ------------ ------------
    Total ultimate customers..............      387,787       382,022       372,853      361,384      358,095
  Sales for Resale........................           76            79            81           83           83
                                            ------------ -------------  ------------ ------------ ------------
    Total customers.......................      387,863       382,101       372,934      361,467      358,178
                                            ============ =============  ============ ============ ============
Gas:
  Residential.............................      411,642       404,753       398,623      390,428      383,292
  Commercial..............................       35,194        32,894        32,626       32,116       32,004
  Industrial..............................           58            50            50           51           55
  Other...................................        3,664         3,528         3,612        3,688        3,622
  Transportation..........................           27            34            32           32           29
                                            ------------ -------------  ------------ ------------ ------------
    Total customers.......................      450,585       441,259       434,943      426,315      419,002
                                            ============ =============  ============ ============ ============
Generation and Marketing Operations Sales:
Energy Sales--KWh (in thousands):
  Firm-requirements wholesale.............      581,428       616,703       330,003      179,249      278,615
  Other contracted off-system.............    4,192,788     6,900,589     7,315,679    6,196,499    4,033,931
  Economy energy sales....................    4,675,939     5,059,808     4,706,446    4,795,873    4,469,769
                                            ------------ -------------  ------------ ------------ ------------
    Total sales to ultimate customers.....    9,450,155    12,577,100    12,352,128   11,171,621    8,782,315
  Intersegment sales......................    7,406,506     7,255,297     7,088,943    6,803,583    6,739,874
                                            ------------ -------------  ------------ ------------ ------------
    Total energy sales....................   16,856,661    19,832,397    19,441,071   17,975,204   15,522,189
                                            ============ =============  ============ ============ ============
Revenues (in thousands):
  Firm-requirements wholesale.............   $   25,973     $  24,754     $  15,540     $  7,046    $  10,708
  Other contracted off-system.............      135,322       879,824       364,278      226,773      142,115
  Economy energy sales....................      116,280       512,209       368,374      131,549      122,156
                                            ------------ -------------  ------------ ------------ ------------
    Total revenues to ultimate customers..      277,575     1,416,787       748,192      365,368      274,979
  Intersegment revenues...................      348,935       341,608       324,744      318,872      362,722
  Miscellaneous electric revenues.........       47,810       (23,152)        2,242        5,741        4,657
                                            ------------ -------------  ------------ ------------ ------------
    Total generation revenues.............   $  674,320    $1,735,243    $1,075,178    $ 689,981    $ 642,358
                                            ============ =============  ============ ============ ============
Customers at Year End:
Generation                                           76            79            81           83           83
                                            ============ =============  ============ ============ ============
Reliable Net Capability--KW...............    1,734,000     1,521,000     1,521,000    1,521,000    1,506,000
Coincidental Peak Demand--KW..............    1,456,000     1,397,000     1,368,000    1,291,000    1,313,000
Average Fuel Cost per Million BTU.........   $   1.3910    $   1.6007    $   1.3827    $  1.3169    $  1.2433
BTU per KWh of Net Generation.............       10,568        10,549        10,547       10,490       10,784


       INDEPENDENT AUDITORS' REPORT

       To the Board of Directors and Stockholders of PNM Resources, Inc. and Public Service Company of New Mexico


       We have audited the consolidated financial statements of PNM Resources, Inc. and subsidiaries and Public Service Company of New Mexico and subsidiaries (collectively, the Company) as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and have issued our reports thereon dated February 11, 2003. Our audits also included the financial statement schedules listed in Item 15. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



       DELOITTE & TOUCHE LLP


       Omaha, Nebraska
       February 11, 2003

                                   SCHEDULE I

    The PNM Resources, Inc. holding company structure was effected through a one-for-one share exchange between the shareholders of Public Service Company of New Mexico ("PNM") and PNM Resources, Inc. (the "Holding Company") on December 31, 2001, whereby the shareholders of PNM became shareholders of the Holding Company and the Holding Company acquired all of PNM's common stock. The Holding Company has no significant operations other than billings of corporate activities to PNM on a cost basis and its equity interest in PNM. There were no material Holding Company operations in 2001; therefore, a statement of earnings is not presented for 2001.


                               PNM RESOURCES, INC.
                CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
                                  BALANCE SHEET

                                                                     As of December 31,
                                                                   2002            2001
                                                               -------------   --------------
                                                                      (In thousands)
Assets
 Cash and cash equivalents................................          $    -          $ 11,380
 Intercompany receivables.................................          48,736                 -
 Short-term investments...................................          79,630                 -
 Other current assets.....................................          10,091             9,951
                                                               -------------   --------------
    Total current assets..................................         138,457            21,331
                                                               -------------   --------------
 Property, plant and equipment, net of accumulated
   depreciation of $5,839.................................          72,068                 -
 Long-term investments....................................               -           105,669
 Investment in subsidiaries...............................         864,738           885,328
 Other long-term assets...................................          15,694                 -
                                                               -------------   --------------
    Total long-term assets................................         952,500           990,997
                                                               -------------   --------------
    Total Assets..........................................      $1,090,957        $1,012,328
                                                               =============   ==============
Liabilities and Shareholder's Equity
 Current liabilities......................................        $ 23,300            $    -
 Long-term debt...........................................          26,152                 -
 Other long-term liabilities..............................           1,737                 -
                                                               -------------   --------------
    Total Liabilities.....................................          51,189                 -
                                                               -------------   --------------
 Common stock, 39,118 shares, issued and authorized.......       1,010,510         1,012,328
 Accumulated other comprehensive income, net of tax.......            (591)                -
 Retained earnings........................................          29,849                 -
                                                               -------------   --------------
    Total common stockholder's equity.....................       1,039,768         1,012,328
                                                               -------------   --------------
    Total Liabilities and Shareholder's Equity............      $1,090,957        $1,012,328
                                                               =============   ==============

                               PNM RESOURCES, INC.
                CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
                             STATEMENTS OF EARNINGS

                                                         Year ended
                                                        December 31,
                                                            2002
                                                     ------------------
                                                       (In thousands)

 Operating revenues................................        $ 72,865
 Operating expenses................................          79,543
                                                       --------------
    Operating loss.................................          (6,678)
                                                       --------------
 Other income and deductions:
 Equity in earnings of subsidiaries................          61,042
 Other income......................................          11,289
 Other deductions..................................            (450)
                                                       --------------
    Net other income and deductions................          71,881
                                                       --------------
 Income before income taxes........................          65,203
 Income tax expense................................             931
                                                       --------------
 Net income........................................        $ 64,272
                                                       ==============

                                   SCHEDULE I
                               PNM RESOURCES, INC.
                CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
                             STATEMENT OF CASH FLOWS

                                                                                Year Ended December 31,
                                                                                 2002            2001
                                                                            -------------------------------
                                                                                    (In thousands)
 Cash Flows From Operating Activities:
   Net earnings............................................................      $ 64,272        $      -
   Adjustments to reconcile net earnings to net cash flows
     from operating activities:
       Depreciation and amortization.......................................           715               -
       Accumulated deferred income tax.....................................        (2,542)              -
       Equity in earnings of subsidiaries..................................       (61,042)              -
       Changes in certain assets and liabilities:
         Other assets......................................................        (3,882)              -
         Accounts payable..................................................         2,579               -
         Other liabilities.................................................        22,458               -
                                                                            ---------------  --------------
               Net cash flows provided by operating activities.............        22,558               -
                                                                            ---------------  --------------
 Cash Flows From Investing Activities:
   Property plant and equipment............................................       (20,405)              -
   Redemption of short-term investments....................................        31,012               -
   Cash dividends from subsidiaries........................................        30,206         127,000
   Short-term and long-term investments....................................             -        (115,620)
   Other...................................................................        10,194               -
                                                                            ---------------  --------------
               Net cash flows used for investing activities................        51,007          11,380
                                                                            ---------------  --------------
 Cash Flows From Financing Activities:
   Exercise of employee stock options (note 10)............................        (1,785)              -
   Dividends paid..........................................................       (34,424)              -
   Change in intercompany accounts.........................................       (48,736)              -
                                                                            ---------------  --------------
               Net cash flows provided by (used for) financing activities..       (84,945)              -
                                                                            ---------------  --------------
 Decrease in Cash and Cash Equivalents.....................................       (11,380)         11,380
 Beginning of Year.........................................................        11,380               -
                                                                            ---------------  --------------
 End of Year...............................................................      $      -        $ 11,380
                                                                            ===============  ==============
 Supplemental cash flow disclosures:
   Income taxes paid, net..................................................      $  3,640        $      -
                                                                            ===============  ==============
   Non-cash dividends from subsidiaries....................................      $ 34,880        $      -
                                                                            ===============  ==============
   Long-term debt assumed for transmission line............................      $ 26,152        $      -
                                                                            ===============  ==============


                                   SCHEDULE II
                               PNM RESOURCES, INC.
                      PUBLIC SERVICE COMPANY OF NEW MEXICO
                        VALUATION AND QUALIFYING ACCOUNTS

                                                             Additions               Deductions
                                                    -----------------------------  -------------

                                       Balance at    Charged to       Charged to
                                      beginning of    costs and          other       Write off     Balance at
                Description              year        expenses          accounts     adjustments   end of year
------------------------------------  ------------  -------------   -------------  ------------- ------------
                                                            (In thousands)
Allowance for doubtful accounts,
 year ended December 31:
    2000                                  $12,504      $ 14,296         $    -        $13,521      $ 13,279

    2001                                  $13,279      $ 10,312         $    -        $ 5,566      $ 18,025

    2002                                  $18,025      $ (2,450)        $    -        $     -      $ 15,575

Allowance for market and credit
 volatility year ended December 31:
    2000                                  $     -      $  4,139         $    -        $     -      $  4,139

    2001                                  $ 4,139      $ (1,090) (a)    $    -        $     -      $  3,049

    2002                                  $ 3,049      $   (616)        $    -        $     -      $  2,433


    (a) Represents a change in assessed market and credit volatility risk by the Company (see "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition - Critical Accounting Policies").

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Information has been previously reported as defined in SEC Rule 12b-2.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

       Reference is hereby made to "Election of Directors" in the Company's Proxy Statement relating to the annual meeting of stockholders to be held on May 13, 2003 (the "2003 Proxy Statement"), to PART I, SUPPLEMENTAL ITEM - "EXECUTIVE OFFICERS OF THE COMPANY" and "Other Matters" - "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2003 Proxy Statement.

ITEM 11.       EXECUTIVE COMPENSATION

       Reference is hereby made to "Executive Compensation" in the 2003 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

       Reference is hereby made to "Voting Information", "Election of Directors", "Stock Ownership of Certain Executive Officers" and "Equity Compensation Plan Information" in the 2003 Proxy Statement.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Reference is hereby made to the 2003 Proxy Statement for such disclosure, if any, as may be required by this item.

ITEM 14.        CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

       The Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures, based on their evaluation on March 5, 2003 of these disclosure controls and procedures, are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which the periodic reports are being prepared.

(b)   Changes in internal controls.

       None.

                                     PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                ON FORM 8-K

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

       (a) - 3-A.  Exhibits Filed:

Exhibit No.                               Description
-----------                               -----------

3.2 Bylaws of PNM Resources, with all amendments to and including February 18, 2003

10.23.5**        Fifth Amendment dated November 27, 2002 to Restated and Amended
                 PNM Accelerated  Management Performance Plan

10.25.1**        Amendment dated November 27, 2002 to the Second Restated and
                 Amended PNM Executive Medical Plan

10.43.1**        2002 Officer Incentive Plan

10.43.2**        2003 Officer Incentive Plan

10.45.4**        Fourth Amendment dated November 27, 2002 to the Service Bonus
                 Plan

10.48.2**        Second Amendment dated November 27, 2002 to the PNM OBRA '93
                 Retirement Plan

10.50.1**        First Amendment dated December 7, 1998, Second Amendment dated
                 August 7, 1999 and Third Amendment dated November 22, 2002 to the PNM Section 415 Plan

10.51.1**        First Amendment dated November 27, 2002 to the PNM First
                 Restated and Amended Executive Retention Plan

10.52** PNM Resources, Inc. Executive Spending Account Plan executed November 27, 2002

10.72 Credit Agreement dated as of December 19, 2002 among PNM, the Lenders identified therein, Bank of America, N.A. as administrative agent, Wachovia Bank, as syndication agent, and Fleet National Bank, as documentation agent

Exhibit No.                               Description
-----------                               -----------

10.75** Second Restated and Amended PNM Resources, Inc. Executive Savings Plan dated January 1, 2003

10.86 Stipulation in the matter of PNM's transition plan, Utility Case 3137, dated October 10, 2002, as amended by Amendment to Stipulated Agreement dated October 18, 2002

10.87**          Long Term Care Insurance Plan effective January 1, 2003

10.88**          Executive Long Term Disability effective January 1, 2003

23.1             Consent of Deloitte & Touche LLP for PNM Resources, Inc.

23.2             Consent of Deloitte & Touche LLP for Public Service Company of
                 New Mexico.

99.1 Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2             Chief Financial Officer (Max H. Maerki, through December 31,
                 2002) Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3             Chief Financial Officer (John R. Loyack, beginning January 1,
                 2003) Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (a) - 3-B.  Exhibits Incorporated By Reference:

         In addition to those Exhibits shown above, PNM and PNM Resources hereby incorporate the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation S-K section 10, paragraph (d) by reference to the filings set forth below:

Exhibit No.         Description of Exhibit                   Filed as Exhibit:             File No:
----------          ----------------------                   -----------------             --------

Articles of Incorporation and By-laws

3.1.1          Restated Articles of Incorporation of        4-(b) to PNM's                 2-99990
               PNM, as amended through                      Registration Statement
               May 10, 1985

3.2            Bylaws of PNM Resources, Inc.                4.2 of Post-Effective         333-10993
               with all Amendments to and                   Amendment No. 1 to
               including April 17, 2001                     PNM Resources Form
                                                            S-3 Registration
                                                            Statement filed
                                                            October 4, 2001


Exhibit No.         Description of Exhibit                   Filed as Exhibit:             File No:
----------          ----------------------                   -----------------             --------

Instruments Defining the Rights of Security Holders, Including Indentures

3.2.1          By-laws of PNM with All                        3.2 to PNM's Annual          1-6986
               Amendments to and including                    Report on Form 10-K
               February 8, 2000                               for the fiscal year ended
                                                              December 31, 2000

4.1            Indenture of Mortgage and Deed of              4-(d) to PNM's               2-99990
               Trust dated as of June 1, 1947, between        Registration Statement
               PNM and The Bank of New York                   No. 2-99990
               (formerly Irving Trust Company), as
               Trustee, together with the Ninth
               Supplemental Indenture dated as of
               January 1, 1967, the Twelfth
               Supplemental Indenture dated as of
               September 15, 1971, the Fourteenth
               Supplemental Indenture dated as of
               December 1, 1974 and the Twenty-
               Second Supplemental Indenture dated
               as of October 1, 1979 thereto relating to
               First Mortgage Bonds of PNM

4.3            Fifty-third Supplemental Indenture,            4.3 to PNM's Quarterly       1-6986
               dated as of March 11, 1998,                    Report on Form 10-Q for
               supplemental to Indenture of Mortgage          the quarter ended March
               and Deed of Trust, dated as of June 1,         31, 1998.
               1947, between PNM and The Bank of
               New York(formerly Irving Trust
               Company), as trustee.

4.4            Indenture (for Senior Notes), dated            4.4 to PNM's Quarterly       1-6986
               as of March 11, 1998, between PNM              Report on Form 10-Q
               and The Chase Manhattan Bank, as               for the quarter ended
               Trustee.                                       March 31, 1998.

4.5            First Supplemental Indenture, dated            4.5 to PNM's Quarterly       1-6986
               as of March 11, 1998, supplemental to          Report on Form 10-Q for
               Indenture, dated as of March 11, 1998,         the quarter ended March
               Between PNM and The Chase                      31, 1998.
               Manhattan Bank, as Trustee.

4.6            Second Supplemental Indenture, dated           4.6 to PNM's Quarterly       1-6986
               as of March 11, 1998, supplemental to          Report on Form 10-Q for
               Indenture, dated as of March 11, 1998,         the quarter ended March
               Between PNM and The Chase                      31, 1998.
               Manhattan Bank, as Trustee.

4.6.1          Third Supplemental Indenture, dated            4.6.1 to PNM's Annual        1-6986
               as of October 1, 1999 to Indenture             Report on Form 10-K
               dated as of March 11, 1998, between            for the fiscal year ended
               PNM and The Chase Manhattan                    December 31, 1999.
               Bank, as Trustee

Exhibit No.         Description of Exhibit                   Filed as Exhibit:             File No:
----------          ----------------------                   -----------------             --------

4.7            Indenture (for Senior Notes), dated            4.1 to PNM's                 3-53367
               as of August 1, 1998, between PNM              Registration Statement
               and The Chase Manhattan Bank, as               No. 33-53367
               Trustee.

Material Contracts

10.1           Supplemental Indenture of Lease                4-D to PNM's                 2-26116
               dated as of July 19, 1966 between              Registration Statement
               PNM and other participants in the              No. 2-26116
               Four Corners Project and the Navajo
               Indian Tribal Council.

10.1.1         Amendment and Supplement No. 1                 10.1.1 to PNM's              1-6986
               to Supplemental and Additional Indenture       Annual Report on
               of Lease dated April 25,                       Form 10-K for fiscal
               1985 between the Navajo Tribe of               year ended December
               Indians and Arizona Public Service             31, 1995.
               Company, El Paso Electric Company, Public
               Service Company of New Mexico, Salt River
               Project Agricultural Improvement and Power
               District, Southern California Edison Company,
               and Tucson Electric Power Company (refiled).

10.2           Fuel Agreement, as supplemented,               4-H to PNM's                 2-35042
               dated as of September 1, 1966 between          Registration Statement
               Utah Construction & Mining Co. and             No. 2-35042
               the participants in the Four Corners
               Project including PNM.

10.3           Fourth Supplement to Four Corners              10.3 to PNM's Annual         1-6986
               Fuel Agreement No. 2 effective as of           Report on Form 10-K
               January 1, 1981, between Utah                  for fiscal year ended
               International Inc. and the participants        December 31, 1991.
               in the Four Corners Project, including PNM.

10.4           Contract between the United States             5-L to PNM's                 2-41010
               and PNM dated April 11, 1968, for              Registration Statement
               furnishing water.                              No. 2-41010

10.4.1         Amendatory Contract between the                5-R to PNM's                 2-60021
               United States and PNM dated                    Registration Statement
               September 29, 1977, for furnishing             No. 2-60021
               water.

10.5           Water Supply Agreement between                 10.5 to PNM's Quarterly      1-6986
               the Jicarilla Apache Tribe and Public          Report of Form 10-Q for
               Service Company of New Mexico,                 the quarter ended
               dated July 20, 2000                            September 30, 2001



Exhibit No.         Description of Exhibit                   Filed as Exhibit:                 File No:
----------          ----------------------                   -----------------                 --------

10.8           Arizona Nuclear Power Project                 5-T to PNM's                      2-50338
               Participation Agreement among PNM             Registration Statement
               and Arizona Public Service Company,           No. 2-50338
               Salt River Project Agricultural
               Improvement and Power District,
               Tucson Gas & Electric Company and
               El Paso Electric Company, dated
               August 23, 1973.

10.8.1         Amendments No. 1 through No. 6 to             10.8.1 to PNM's Annual            1-6986
               Arizona Nuclear Power Project                 Report on Form 10-K
               Participation Agreement.                      for fiscal year ended
                                                             December 31, 1991.

10.8.2         Amendment No. 7 effective April 1,            10.8.2 to PNM's Annual            1-6986
               1982, to the Arizona Nuclear Power            Report on Form 10-K
               Project Participation Agreement                for fiscal year ended
               (refiled).                                    December 31, 1991.

10.8.3         Amendment No. 8 effective September           10.58 to PNM's Annual             1-6986
               12, 1983, to the Arizona Nuclear Power        Report on Form 10-K
               Project Participation Agreement               for fiscal year ended
               (refiled).                                    December 31, 1993.

10.8.4         Amendment No. 9 to Arizona Nuclear            10.8.4 to PNM's Annual            1-6986
               Power Project Participation Agreement         Report of the Registrant
               dated as of June 12, 1984 (refiled).          on Form 10-K for fiscal
                                                             year ended December
                                                             31, 1994.

10.8.5         Amendment No. 10 dated as of                  10.8.5 to PNM's Annual            1-6986
               November 21, 1985 and Amendment               Report of the Registrant
               No. 11 dated as of June 13, 1986 and          on Form 10-K for fiscal
               effective January 10, 1987 to Arizona         year ended December
               Nuclear Power Project Participation           31, 1994.
               Agreement (refiled).

10.8.7         Amendment No. 12 to Arizona Nuclear           19.1 to PNM's Quarterly Report    1-6986
               Power Project Participation Agreement         on Form 10-Q for the quarter
               dated June 14, 1988, and effective            ended September 30, 1990.
               August 5, 1988.

10.8.8         Amendment No. 13 to the Arizona               10.8.10 to PNM's Annual Report    1-6986
               Nuclear Power Project Participation           on Form 10-K for the fiscal
               Agreement dated April 4, 1990, and            year ended December 31, 1990.
               effective June 15, 1991.

10.8.9         Amendment No. 14 to the Arizona Nuclear       10.8.9 to PNM's Annual Report
               Power Project Participation Agreement         on Form 10-K for the fiscal
               effective June 20, 2000.                      year ended December 31, 2000.

Exhibit No.         Description of Exhibit                   Filed as Exhibit:                  File No:
----------          ----------------------                   -----------------                  --------
10.9           Coal Sales Agreement executed August 18,      10.9 to PNM's Annual Report        1-6986
               1980 among San Juan Coal Company, PNM         for fiscal year ended December
               and Tucson Electric Power Company,            31, 1991.
               together with Amendments No. One, Two,
               Four, and Six thereto.

10.9.1         Amendment No. Three to Coal Sales             10.9.1 to PNM's Annual Report      1-6986
               Agreement dated April 30, 1984 among San      on Form 10-K for fiscal year
               Juan Coal Company, PNM and Tucson Electric    ended December 31, 1994
               Power Company.                                (confidentiality treatment
                                                             was requested at the  time of
                                                             filing the Annual Report of
                                                             the Registrant on Form
                                                             10-K for fiscal year ended
                                                             December 31, 1984; exhibit
                                                             was not filed therewith
                                                             based on the same
                                                             confidentiality request).

10.9.2         Amendment No. Five to Coal Sales              10.9.2 to PNM's Annual Report      1-6986
               Agreement dated May 29, 1990 among            on Form 10-K for fiscal year
               San Juan Coal Company, PNM and Tucson         ended December 31, 1991
               Electric Power Company.                       (confidentiality treatment
                                                             was requested as to
                                                             portions of this exhibit,
                                                             and such portions were
                                                             omitted from the exhibit
                                                             filed and were filed
                                                             separately with the
                                                             Securities and Exchange
                                                             Commission).

10.9.3         Amendment No. Seven to Coal Sales             19.3 to PNM's Quarterly Report     1-6986
               Agreement, dated as of July 27,               on Form 10-Q for the quarter
               1992 among San Juan Coal Company,             ended September 30, 1992
               PNM and Tucson Electric Power Company.        (confidentiality treatment
                                                             was requested as to
                                                             portions of this exhibit,
                                                             and such portions were
                                                             omitted from the exhibit
                                                             filed and were filed
                                                             separately with the
                                                             Securities and Exchange
                                                             Commission).

                                      E-7

Exhibit No.         Description of Exhibit                   Filed as Exhibit:                  File No:
----------          ----------------------                   -----------------                  --------
10.9.4         First Supplement to Coal Sales Agreement,     19.4 to PNM's Quarterly Report     1-6986
               dated July 27, 1992 among San Juan Coal       on Form 10-Q for the quarter
               Company, PNM and Tucson Electric Power        ended September 30, 1992
               Company.                                      (confidentiality treatment
                                                             was requested as to
                                                             portions of this exhibit,
                                                             and such portions were
                                                             omitted from the exhibit
                                                             filed and were filed
                                                             separately with the
                                                             Securities and Exchange
                                                             Commission).

10.9.5         Amendment No. Eight to Coal Sales             10.9.5 to PNM's Annual Report      1-6986
               Agreement, dated as of September 1, 1         on Form 10-K for fiscal year
               995, among San Juan Coal Company,             ended December 31, 1995.
               PNM and Tucson Electric Power  Company.

10.9.6         Amendment No. Nine to Coal Sales              10.9.6 to PNM's Annual Report      1-6986
               Agreement, dated as of December 31, 1995,     of the Registrant on Form 10-K
               among San Juan Coal Company,                  for fiscal year ended December
               PNM and Tucson Electric Power Company.        31, 1996.

10.9.8         Amendment No. 11 to Coal Sales Agreement,     10.9.8 to PNM's Quarterly
               Adated ugust 31, 2001 among San Juan          report on Form 10-Q for the
               Coal Company, PNM and Tucson Electric         quarter ended September 30,
               Power Company                                 2001. (Confidential treatment
                                                             was requested as to
                                                             portions of this exhibit,
                                                             and such portions were
                                                             omitted from the exhibit
                                                             filed and were filed
                                                             separately with the
                                                             Securities and Exchange
                                                             Commission).

10.11          San Juan Unit 4 Early Purchase and            10.11 to PNM's Quarterly           1-6986
               Participation Agreement dated as of           Report on Form 10-Q for the
               September 26, 1983 between PNM and            quarter ended March 31, 1994.
               M-S-R Public Power Agency, and  dated
               December 31, Modification No. 2 to the
               San Juan Project Agreements 1983 (refiled).


Exhibit No.         Description of Exhibit                            Filed as Exhibit:                  File No:
----------          ----------------------                            -----------------                  --------
10.11.1        Amendment No. 1 to the Early Purchase and              10.11.1 to PNM's Annual            1-6986
               Participation Agreement between Public                 Report on Form 10-K
               Service Company of New Mexico and M-S-R                for fiscal year
               Public Power Agency, executed as of December           ended December 31, 1997.
               16, 1987, for San Juan Unit 4 (refiled).


10.11.3        Amendment No. 3 to the San Juan Unit 4                 10.11.3 to PNM's Annual            1-6986
               Early Purchase and Participation Agreement             Report on Form 10-K
               between Public Service  Company of New                 for fiscal year
               Mexico and M-S-R Public Power Agency,                  ended December 31, 1999.
               dated as of October 27, 1999.

10.12          Amended and Restated San Juan Unit 4                   10.12 to PNM's Annual Report       1-6986
               Purchase and Participation Agreement                   on Form 10-K for fiscal year
               dated as of December 28, 1984 between                  ended December 31, 1994.
               PNM and the Incorporated
               County of Los Alamos (refiled).

10.12.1        Amendment No. 1 to the Amended and                     10.12.1 to PNM's Annual Report     1-6986
               Restated San Juan  Unit 4 Purchase and                 Form 10-K for fiscal year
               Participation Agreement between  Public                ended December 31, 1999.
               Service Company of New Mexico and M-S-R
               Public Power Agency, dated as of October
               27, 1999.

10.13          Amendment No. 2 to the San Juan Unit 4 Purchase        10.13 to PNM's Annual Report       1-6986
               Agreement and Participation Agreement between Public   on Form 10-K for fiscal year
               Service Company of New Mexico and The Incorporated     ended December 31, 1999.
               County of Los Alamos, New Mexico, dated October 27,
               1999.

10.14          Participation Agreement among PNM, Tucson Electric     10.14 to PNM's Annual Report       1-6986
               Power Company and certain financial institutions       on Form 10-K for fiscal year
               relating to the San Juan Coal Trust dated as of        ended December 31, 1992.
               December 31, 1981 (refiled).

10.16          Interconnection Agreement dated November 23, 1982,     10.16 to PNM's Annual Report       1-6986
               between PNM and Southwestern Public Service Company    on Form 10-K for fiscal year
               (refiled).                                             ended December 31, 1992.

10.18*         Facility Lease dated as of December 16, 1985 between   10.18 to PNM's Annual Report       1-6986
               The First National Bank of Boston, as Owner Trustee,   on Form 10-K for fiscal year
               and Public Service Company of New Mexico together      ended December 31, 1995.
               with Amendments No. 1, 2 and 3 thereto (refiled).

10.18.4*       Amendment No. 4 dated as of March 8, 1995, to          10.18.4  to the PNM's Quarter      1-6986
               Facility Lease between Public Service Company of New   Report on Form
               Mexico and the First National Bank of Boston, dated    10-Q for the quarter ended
               as of December 16, 1985.                               March 31, 1995.

Exhibit No.         Description of Exhibit                            Filed as Exhibit:                  File No:
----------          ----------------------                            -----------------                  --------
10.19          Facility Lease dated as of July 31, 1986, between the  10.19 to PNM's Annual Report       1-6986
               First National Bank of Boston, as Owner Trustee, and   on Form 10-K for fiscal year
               Public Service Company of New Mexico together with     ended December 31, 1996.
               Amendments No. 1, 2 and 3 thereto (refiled).

10.20*         Facility Lease dated as of August 12, 1986, between    10.20 to PNM's Annual Report       1-6986
               The First National Bank of Boston, as Owner Trustee,   on Form 10-K for fiscal year
               and Public Service Company of New Mexico together      ended December 31, 1996.
               with Amendments No. 1 and 2 thereto (refiled).

10.20.2        Amendment No. 2 dated as of April 10, 1987 to          10.20.2 to PNM's Annual Report     1-6986
               Facility Lease dated as of August 12, 1986, as         on Form 10-K for fiscal year
               amended, between The First National Bank of Boston,    ended December 31, 1998.
               not in its individual capacity, but solely as Owner
               Trustee under a Trust Agreement, dated as of August
               12, 1986, with MFS Leasing Corp., Lessor and Public
               Service Company of New Mexico, Lessee (refiled)

10.20.3        Amendment No. 3 dated as of March 8, 1995, to          10.20.3  to PNM's Quarterly        1-6986
               Facility Lease between Public Service Company of New   Report on Form 10-Q dated
               Mexico and the First National Bank of Boston,          for the quarter ended March
               as of August 12, 1986.                                 31, 1995.

10.21          Facility Lease dated as of December 15, 1986,          10.21 to PNM's Annual Report on    1-6986
               between The First National Bank of Boston, as Owner    Form 10-K for fiscal year ended
               Trustee, and Public Service Company of New Mexico      December 31, 1996.
               (Unit 1 Transaction) together with Amendment No. 1
               thereto (refiled).

10.22          Facility Lease dated as of December 15, 1986,          10.22 to PNM's Annual Report of    1-6986
               between The First National Bank of Boston, as Owner    the Registrant on Form 10-K for
               Trustee, and Public Service Company of New Mexico      fiscal year ended December 31,
               Unit 2 Transaction) together with Amendment No. 1      1996.
               thereto (refiled).

10.23**        Restated and Amended Public Service Company of New     10.23 to PNM's Annual Report on    1-6986
               Mexico Accelerated Management Performance Plan         Form 10-K for fiscal year ended
               (1988) (August 16, 1988) (refiled).                    December 31, 1998.


10.23.1**      First Amendment to Restated and Amended Public         10.23.1 to PNM's Annual Report     1-6986
               Service Company of New Mexico Accelerated              on Form 10-K for fiscal year
               Management o Performance Plan (1988)                   ended December 31, 1998.
               (August 30, 1988) (refiled).

Exhibit No.         Description of Exhibit                            Filed as Exhibit:                  File No:
----------          ----------------------                            -----------------                  --------
10.23.2**      Second Amendment to Restated and Amended Public        10.23.2 to PNM's Annual Report     1-6986
               Service Company of New Mexico Accelerated              on Form 10-K for fiscal year
               Management Performance Plan (1988)                     ended December 31, 1998.
               (December 29, 1989) (refiled).

10.23.4**      Fourth Amendment to the Restated and Amended Public    10.23.4 to PNM's Quarterly         1-6986
               Service Company of New Mexico Accelerated              on Form 10-Q for the
               Management Report  Performance Plan, as                quarter ended March 31, 1999.
               amended effective December 7, 1998

10.24**        Management Life Insurance Plan (July 1985) of the      10.24 to PNM's Annual Report on    1-6986
               Company (refiled).                                     Form 10-K for fiscal year ended
                                                                      December 31, 1995.

10.25.1**      Second Restated and Amended Public Service Company     10.25.1 to PNM's Annual Report     1-6986
               of New Mexico Executive Medical Plan as amended on     on Form 10-K for fiscal year
               ended December 28, 1995.                               December 31, 1997.

10.27          Amendment No. 2 dated as of April 10, 1987, to the     10.53 to PNM's Annual Report on    1-6986
               Facility Lease dated as of August 12, 1986, between    Form 10-K for fiscal year ended
               The First National Bank of Boston, as Owner Trustee,   December 31, 1987.
               and Public Service Company of New Mexico.  (Unit 2
               Transaction.) (This is an amendment to a Facility
               Lease which is substantially similar to the Facility
               Lease filed as Exhibit 28.1 to the Company's Current
               Report on Form 8-K dated August 18, 1986.)

10.32**        Supplemental Employee Retirement Agreements dated      10.32 to PNM's Annual Report on    1-6986
               August 4, 1989, Between Public Service Company of      Form 10-K for fiscal year ended
               New Mexico and John R. Ackerman and Max Maerki         December 31, 1999.
               (refiled).

10.32.1**      First Amendment to the Supplemental Employee           10.32.1 to PNM's Quarterly         1-6986
               Retirement Agreement for Max H. Maerki, as amended     Report on Form 10-Q for the
               effective August 10, 1998.                             quarter ended September 30, 1998.

10.32.2**      Second Amendment to the Supplemental Employee          10.32.2 to PNM's Quarterly         1-6986
               Retirement Agreement for Max H. Maerki, as             Report on Form 10-Q
               amended  for the effective December 7, 1998            quarter ended March 31, 1999.


Exhibit No.         Description of Exhibit                            Filed as Exhibit:                  File No:
----------          ----------------------                            -----------------                  --------

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

10.34.1        First amendment dated April 24, 1992 to the           10.34.1 to PNM's Quarterly          1-6986
               Settlement Agreement dated November 2, 1989           Report on Form 10-Q for
               among  Public Service Company of New                  quarter ended June 30, 2000.
               Mexico, the lender  parties thereto
               and collateral agent (refiled).

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

10.38          Restated and Amended San Juan Unit 4 Purchase and     10.2.1 to PNM's Quarterly           1-6986
               Participation Agreement between Public Service        Report on Form 10-Q for the
               Company of New Mexico and Utah Associated Municipal   quarter ended September 30,
               Power Systems.                                        1993.

10.38.1        Amendment No. 1 to the Restated and Amended San Juan  10.38.1 to PNM's Annual             1-6986
               Unit 4 Purchase And Participation Agreement between   Report on Form 10-K for
               Public Service Company of New Mexico And Utah         fiscal year ended December
               Associated Municipal Power Systems,                   31, 1999.
               dated October 27, 1999.

Exhibit No.         Description of Exhibit                             Filed as Exhibit:                  File No:
----------          ----------------------                             -----------------                  --------
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

10.43           2001 Officer Incentive Plan effective January 1, 2001  10.43 to PNM's Annual Report on Form 10-K for the fiscal
                                                                       year ended December 31, 2000

10.44.2**       Second Restated and Amended Non-Union Severance Pay    10.44.2 to PNM's Quarterly         1-6986
                Plan of Public Service Company of New Mexico dated     Report on Form 10-Q for the
                August 1, 1999.                                        quarter ended September 30,
                                                                       1999.

10.45**         Second Amendment to the Public Service Company of      10.45 to PNM's Quarterly           1-6986
                New Mexico Service Bonus Plan, as amended              Report on Form 10-Q for the
                effective  December 7, 1998                            quarter ended March 31, 1999.

10.47**         Compensation Arrangement with Chief Executive          10.3 to PNM's Quarterly            1-6986
                Officer, Benjamin F. Montoya effective June 23, 1993.  Report on Form 10-Q for the quarter ended June 30, 1993.

Exhibit No.         Description of Exhibit                            Filed as Exhibit:                  File No:
----------          ----------------------                            -----------------                  --------
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

10.48.1**       First Amendment to the Public Service Company of      10.48.1 to PNM's Quarterly         1-6986
                New Mexico OBRA '93 Retirement Plan, as  amended      Report on Form 10-Q for the
                effective December 7, 1998                            quarter ended March 31, 1999.

10.49**         Employment Contract By and Between Public Service     10.49 to PNM's Annual Report       1-6986
                Company of New Mexico and Roger J. Flynn.             on Form 10-K for fiscal year
                                                                      ended December 31, 1994.

10.50**         Public Service Company of New Mexico Section 415      10.50 to PNM's Annual Report       1-6986
                Plan dated January 1, 1994.                           on Form 10-K for fiscal year
                                                                      ended December 31, 1993.

10.51.2**       First Restated and Amended Executive Retention Plan,  10.51.2 to PNM's Quarterly         1-6986
                as amended effective December 7, 1998                 Report on Form 10-Q for the
                                                                      quarter ended March 31, 1999.

                                      E-14

Exhibit No.         Description of Exhibit                            Filed as Exhibit:                  File No:
----------          ----------------------                            -----------------                  --------
10.53        January 12, 1994 Stipulation.                            10.53 to PNM's Annual Report       1-6986
                                                                      on Form 10-K for fiscal year
                                                                      ended December 31, 1993.

10.54.1**    Health Care and Retirement Benefit Agreement             10.54.1 to PNM's Quarterly         1-6986
             By and Between the Public Service Company of             Report on Form 10-Q for the
             New Mexico and John T. Ackerman dated February           quarter ended March 31, 1994.
             1, 1994.

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

10.61        Participation Agreement dated as of June 30, 1983        10.61 to PNM's Annual              1-6986
             among  Security Trust Company, as Trustee, PNM, Tucson   Report on Form 10-K for
             Electric Power Company and certain financial             fiscal year ended December
             institutions relating to the San Juan Coal Trust         31, 1993.
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

10.67        New Mexico Public Service Commission Order dated July    10.67 to PNM's Annual              1-6986
             30, 1987, and Exhibit I thereto, in NMPUC Case No.       Report on Form 10-K for
             2004, regarding the PVNGS decommissioning trust fund     fiscal year ended December
             (refiled).                                               31, 1997.

Exhibit No.         Description of Exhibit                            Filed as Exhibit:                 File No:
----------          ----------------------                            -----------------                 --------
10.68        Master Decommissioning Trust Agreement for Palo Verde    10.68 to PNM's Quarterly          1-6986
             Nuclear Generating Station dated March 15, 1996, Report  on Form 10-Q for the
             between Public Service Company of New Mexico and         quarter ended March 31,
             Mellon  Bank, N.A.                                       1996.

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

10.69*       Refunding Agreement No. 3 dated as of September 27,      10.69 to PNM's Quarterly          1-6986
             1996 between Public Service Company of New Mexico,       Report on Form 10-Q
             The Owner Participant named therein, State               for the quarter ended
             Street Bank and Trust Company, as Owner Trustee,         September 30, 1996.
             The Chase Manhattan, Bank, as Indenture
             Trustee, and First PV Funding Corporation.

10.72        Revolving Credit Agreement dated as of March 11,         10.72 to PNM's Quarterly          1-6986
             1998, among PNM,                                         Report on Form 10-Q for the
             the Chase Manhattan Bank, Citibank,                      quarter ended March 31,
             N.A., Morgan Guaranty Trust Company                      1998.
             of New York, and Chase Securities, Inc.,
             and the Initial Lenders Named Therein.

10.73        Refunding Agreement No. 8A, dated as                     10.73 to PNM's Quarterly          1-6986
             of December 23, 1997, among PNM, the Owner               Report on Form 10-Q for the
             Participant Named                                        quarter ended March 31,
             Therein, State Street Bank and Trust                     1998.
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

10.74.1**    First Amendment to the Third Restated                    10.74.1 to PNM's Quarterly        1-6986
             and Amended Public Service Company                       Report on Form 10-Q for the
             of New Mexico Performance Stock Plan                     quarter ended March 31,
             Dated February 7, 2000                                   2000.

Exhibit No.         Description of Exhibit                            Filed as Exhibit:                  File No:
----------          ----------------------                            -----------------                  --------

10.74.2**      Second Amendment to the Third Restated and Amended     10.74.2 to PNM's Annual
               Public Service Company of New Mexico Performance       Report on Form 10-K for the
               Stock Plan, effective December 7, 1998                 fiscal year ended December
                                                                      31, 2000.

10.74.3**      Third Amendment to the Third Restated and Amended      10.74.3 to PNM's Annual
               Public Service Company of New Mexico Performance       Report on Form 10-K for the
               Stock Plan, effective December 10, 2000.               fiscal year ended December
                                                                      31, 2000.

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

10.77          San Juan Project Participation Agreement dated as of   10.77 to PNM's Quarterly           1-6986
               October 27, 1999, among Public Service Company of New  Report on Form 10-Q for the
               Mexico, Tucson Electric Power Company, The City of     quarter ended September 30,
               Farmington, New Mexico, M-S-R Public Power Agency,     1999.
               The Incorporated County of Los Alamos, New Mexico,
               Southern California Public Power Authority, City of
               Anaheim, Utah Associated Municipal Power System and
               Tri-State Generation and Transmission Association, Inc.

                                      E-17

Exhibit No.         Description of Exhibit                            Filed as Exhibit:                 File No:
----------          ----------------------                            -----------------                 --------
10.78          Stipulation in the matter of the Commission's          10.78 to PNM's Quarterly          1-6986
               investigation of the rates for electric service of     Report on Form 10-Q for the
               Public Service Company of New Mexico, Rate Case No.    quarter ended September 30,
               2761, dated May 21, 1999                               1999.

10.78.1        Stipulation in the matter of the Commission's          10.78.1 to PNM's Quarterly        1-6986
               investigation of the rates for electric service of     Report on Form 10-Q for the
               Public Service Company of New Mexico, Rate Case No.    quarter ended September 30,
               2761, dated May 27, 1999                               1999.

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

10.80**        Supplemental Employee Retirement                       10.80 to PNM's Quarterly          1-6986
               Agreement, dated March 14, 2000 for                    Report on Form 10-Q for the
               Patrick T. Ortiz                                       quarter ended March 31, 2000

10.81**        Supplemental Employee Retirement                       10.81 to PNM's Quarterly          1-6986
               Agreement, dated March 22, 2000 for                    Report on Form 10-Q for the
               Jeffry E. Sterba                                       quarter ended March 31,
                                                                      2000.

10.82          PNM Resources, Inc. Omnibus Performance Equity Plan    4.3 to PNM Resources' Form      333-76288
               dated December 31, 2001                                8 Registration Statement
                                                                      filed January 4, 2001

Exhibit No.         Description of Exhibit                            Filed as Exhibit:                  File No:
----------          ----------------------                            -----------------                  --------
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

10.85          Underground Coal Sales Agreement, dated August 31,     10.85 to PNM's Quarterly
               2001 among San Juan Coal Company, PNM and Tucson       Report on Form 10-Q for the
               Electric Power Company.                                quarter ending September
                                                                      31, 2001  (Confidential
                                                                      treatment was requested to
                                                                      portions of this exhibit,
                                                                      and such portions were
                                                                      omitted from this exhibits
                                                                      filed and were filed
                                                                      separately with the
                                                                      Securities and Exchange
                                                                      Commission).

Exhibit No.         Description of Exhibit                            Filed as Exhibit:                  File No:
----------          ----------------------                            -----------------                  --------

Additional Exhibits
99.2*         Participation Agreement dated as of                     99.2 to PNM's Annual Report       1-6986
              December 16, 1985, among the Owner                      on Form 10-K for fiscal
              Participant named therein, First PV                     year ended December 31,
              Funding Corporation. The First National                 1995.
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
              National Bank of Boston and Chemical
              Bank dated as of December 16, 1985.

99.4*         Assignment, Assumption and Further                      99.4 to PNM's Annual Report       1-6986
              Agreement dated as of December 16,                      on Form 10-K for fiscal
              1985, between Public Service Company                    year ended December 31,
              of New Mexico and The First National                    1995.
              Bank of Boston, as Owner
              Trustee (refiled).

99.5          Participation Agreement dated as of July                99.5 to PNM's Annual Report       1-6986
              31, 1986, among the Owner Participant                   on Form 10-K for fiscal
              named herein, First PV Funding                          year ended December 31,
              Corporation, The First National Bank of                 1996.
              Boston, in its individual capacity and as Owner
              Trustee (under a Trust Agreement dated as of July
              31, 1986, with the Owner Participant), Chemical Bank,
              in its individual capacity and as Indenture Trustee
              (under a Trust Indenture, Mortgage, Security Agreement
              and Assignment of Rents dated as of July 31, 1986,
              with the Owner Trustee), and Public Service Company
              of New Mexico, including Appendix A definitions
              together with Amendment No. 1 thereto (refiled).

Exhibit No.         Description of Exhibit                            Filed as Exhibit:                 File No:
----------          ----------------------                            -----------------                 --------
99.6          Trust Indenture, Mortgage, Security                     99.6 to PNM's Annual Report       1-6986
              Agreement and Assignment of Rents                       on Form 10-K for fiscal
              dated as of July 31, 1986, between The                  year ended December 31,
              First National Bank of Boston, as Owner                 1996.
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


Exhibit No.         Description of Exhibit                            Filed as Exhibit:                 File No:
----------          ----------------------                            -----------------                 --------
99.9.2        Supplemental Indenture No. 2 dated as                   99.9.1 to PNM's Quarterly         1-6986
              of March 8, 1995, to Trust Indenture,                   Report on Form 10-Q for the
              Mortgage, Security Agreement and                        quarter ended March 31,
              Assignment of Rents between The First                   1995.
              National Bank of Boston and Chemical
              Bank dated as of August 12, 1986.

99.10*        Assignment, Assumption, and Further                     99.10 to PNM's Quarterly          1-6986
              Agreement dated as of August 12, 1986,                  Report on Form 10-Q for the
              between Public Service Company of New                   quarter ended March 31,
              Mexico and The First National Bank of                   1997.
              Boston, as Owner
              Trustee (refiled).

99.11*        Participation Agreement dated as of December 15, 1986,  99.1 to PNM's Quarterly           1-6986
              among the Owner Participant named therein, First PV     Report on Form 10-Q for the
              Funding Corporation, The First National Bank of         quarter ended March 31, 1997.
              Boston, in its individual capacity and as Owner
              Trustee (under a Trust Agreement dated as of December
              15, 1986, with the Owner Participant), Chemical Bank,
              in its individual capacity and as Indenture Trustee
              (under a Trust Indenture, Mortgage, Security Agreement
              and Assignment of Rents dated as of December 15, 1986,
              with the Owner Trustee), and Public Service Company of
              New Mexico, including Appendix A definitions (Unit 1
              Transaction) (refiled).

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
              Bank of Boston, as Owner Trustee
              (Unit 1 Transaction) (refiled).

Exhibit No.         Description of Exhibit                            Filed as Exhibit:                 File No:
----------          ----------------------                            -----------------                 --------
99.14         Participation Agreement dated as of December 15, 1986,  99.14 to PNM's                    1-6986
              among the Owner Participant named therein, First PV     Quarterly Report on Form
              Funding Corporation, The First National Bank of         10-Q for the quarter ended
              Boston, in its individual capacity and as Owner         March 31, 1997.
              Trustee (under a Trust Agreement dated as of December
              15, 1986, with the Owner Participant), Chemical Bank,
              in its individual capacity and as Indenture Trustee
              (under a Trust Indenture, Mortgage, Security Agreement
              and Assignment of Rents dated as of December 15, 1986,
              with the Owner Trustee), and Public Service Company of
              New Mexico, including Appendix A definitions (Unit 2
              Transaction) (refiled).

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
              Trustee, and Chemical Bank, as Indenture
              Trustee (Unit 2 Transaction) (refiled).

99.16         Assignment, Assumption, and Further                     99.16 to PNM's Quarterly          1-6986
              Agreement dated as of December 15,                      Report on Form 10-Q for the
              1986, between Public Service Company                    quarter ended March 31,
              New Mexico and The First National                       1997.
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
              New Mexico (refiled).

99.19         Agreement No. 13904 (Option and Purchase of Effluent),  99.19 to PNM's Annual             1-6986
              dated April 23, 1973, among Arizona Public Service      Report on Form 10-K for
              Company, Salt River Project Agricultural Improvement    fiscal year ended December
              and Power District, the Cities of Phoenix, Glendale,    31, 1996.
              Mesa, Scottsdale, and Tempe, and the Town of Youngtown
              (refiled).

                                      E-23

Exhibit No.         Description of Exhibit                            Filed as Exhibit:                 File No:
----------          ----------------------                            -----------------                 --------
99.20         Agreement for the Sale and Purchase of                  99.20 to PNM's Annual             1-6986
              Wastewater Effluent, dated June 12, 1981,               Report on Form 10-K for
              Among Arizona Public Service Company,                   fiscal year ended December
              Salt River Project Agricultural                         31, 1996.
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

(b) Reports on Form 8-K:

         During the quarter ended December 31, 2002 and during the period beginning January 1, 2003 and ending March 12, 2003, the Company filed, on the date indicated, the following reports on Form 8-K.

     Dated:                          Filed:                                Relating to:
     ------                          ------                                ------------
October 1, 2002                  October 4, 2002                The Company declares common stock
                                                                dividend.

October 10, 2002                 October 11, 2002               The Company announces to set five-year rate
                                                                path and projected cost savings will offset
                                                                lower rates.

September 30, 2002               October 15, 2002               The Company's Comparative Operating
                                                                Statistics for the months of September 2002
                                                                and 2001 and the years ended September 2002
                                                                and 2001.

October 21, 2002                 October 22, 2002               The Company entered into an agreement with
                                                                FPL Energy LLC, a subsidiary of FPL Group,
                                                                Inc., to develop a 200 MW wind generation
                                                                facility in New Mexico.

October 29, 2002                 October 30, 2002               The Company's quarter ended September 30,
                                                                2002 Earnings Announcement, Consolidated
                                                                Statement of Earnings, Consolidated Balance
                                                                Sheets, Consolidated Statement of Cash Flow
                                                                and Comparative Operating Statistics.

October 31, 2002                 November 14, 2002              The Company's Comparative Operating
                                                                Statistics for the months of October 2002 and
                                                                2001 and the years ended October 2002
                                                                and 2001.

December 9, 2002                 December 10, 2002              The Company declares preferred dividends.

December 10, 2002                December 11, 2002              The Company declares common stock
                                                                dividend.

December 10, 2002                December 11, 2002              The Company names new CFO, out-going
                                                                CFO to lead corporate strategy and
                                                                technology efforts.

November 30, 2002                December 19, 2002              The Company's Comparative Operating
                                                                Statistics for the months of November 2002
                                                                and 2001 and the years ended November 2002
                                                                and 2001.

     Dated:                          Filed:                               Relating to:
     ------                          ------                               ------------
January 2, 2003                  January 3, 2003                The Company updates 2002 earnings
                                                                guidance, provides guidance for 2003.

January 3, 2003                  January 3, 2003                The Company's utility unit expands
                                                                revolving  credit agreement.  The Company
                                                                also purchases lease of major NM-Texas
                                                                Transmission lines.

January 10, 2003                 January 10, 2003               The Company's utility unit seeks increase in
                                                                natural gas cost of service.

January 14, 2003                 January 14, 2003               The Company's Comparative Operating
                                                                Statistics for the months of
                                                                December 2002 and 2001 and the
                                                                years ended December 2002 and 2001.

January 28, 2003                 January 29, 2003               The Company announces the New Mexico
                                                                Public Regulation Commission approves
                                                                the Company's Electric Rate Agreement.

January 29, 2003                 January 31, 2003               The Company wins 80 MW San Diego
                                                                Navy Contract.

February 11, 2003                February 12, 2003              The Company's quarter ended December 31,
                                                                2002 Earnings Announcement, Unaudited
                                                                Consolidated Statement of Earnings,
                                                                Unaudited Consolidated Balance Sheets,
                                                                Unaudited Consolidated Statement of Cash
                                                                Flows, Comparative Operating Statistics
                                                                and Other Select Financial Information


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      PNM RESOURCES, INC.
                                                         (Registrant)

Date:  March 18, 2003                     By           /s/ J. E. STERBA
                                            -----------------------------------
                                                          J. E. Sterba
                                                    Chairman, President and
                                                    Chief Executive Officer

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

           Signature                               Capacity                               Date
           ---------                               --------                               ----
       /s/ J. E. STERBA                  Principal Executive Officer and             March 18, 2003
------------------------------                Chairman of the Board
          J. E. Sterba
   Chairman, President and
    Chief Executive Officer

       /s/ J. R. LOYACK                  Principal Financial Officer                 March 18, 2003
------------------------------
         J. R. Loyack
   Senior Vice President and
    Chief Financial Officer

       /s/ R. A. LUMNEY                  Principal Accounting Officer                March 18, 2003
------------------------------
         R. A. Lumney
Vice President, Controller and
   Chief Accounting Officer

      /s/ R. G. ARMSTRONG                Director                                    March 18, 2003
------------------------------
        R. G. Armstrong

       /s/ R. M. CHAVEZ                  Director                                    March 18, 2003
------------------------------
         R. M. Chavez

       /s/ J. A. DOBSON                  Director                                    March 18, 2003
------------------------------
         J. A. Dobson

       /s/ J. A. GODWIN                  Director                                    March 18, 2003
------------------------------
         J. A. Godwin

       /s/ M. T. PACHECO                 Director                                    March 18, 2003
------------------------------
         M. T. Pacheco

      /s/ T. F. PATLOVICH                Director                                    March 18, 2003
------------------------------
        T. F. Patlovich

        /s/ R. M. PRICE                  Director                                    March 18, 2003
------------------------------
          R. M. Price

        /s/ B. S. REITZ                  Director                                    March 18, 2003
------------------------------
          B. S. Reitz

        /s/ P. F. ROTH                   Director                                    March 18, 2003
------------------------------
          P. F. Roth


CERTIFICATIONS:

I, Jeffry E. Sterba, certify that:

     1. I have reviewed this annual report on Form 10-K of PNM Resources, Inc. and Public Service Company of New Mexico;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March 18, 2003




/s/ Jeffry E. Sterba
----------------------------------
Jeffry E. Sterba,
Chairman, President and
Chief Executive Officer

I, Max H. Maerki, certify that:

     1. I have reviewed this annual report on Form 10-K of PNM Resources, Inc. and Public Service Company of New Mexico;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March 18, 2003




/s/ Max H. Maerki
----------------------------------
Max H. Maerki,
Senior Vice President,
Corporate Strategy and Development
Former Senior Vice President and
Chief Financial Officer during the fiscal
year ended on December 31, 2002

I, John R. Loyack, certify that:

     1. I have reviewed this annual report on Form 10-K of PNM Resources, Inc. and Public Service Company of New Mexico;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



March 18, 2003




/s/ John R. Loyack
----------------------------------
John R. Loyack,
Senior Vice President and
Chief Financial Officer