Form 10-Q
period 2003-03-31
PUBLIC SERVICE CO OF NEW MEXICO; PNM RESOURCES INC
filed 2003-05-15
CIK 81023, 1108426

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003
                                                 --------------

                                     - OR -

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _________________

Commission     Name of Registrants, State of Incorporation,    I.R.S. Employer
File Number    Address and Telephone Number                   Identification No.
-----------    --------------------------------------------   ------------------

 333-32170     PNM Resources, Inc.                                 85-0468296
               (A New Mexico Corporation)
               Alvarado Square
               Albuquerque, New Mexico  87158
               (505) 241-2700

 1-6986        Public Service Company of New Mexico                85-0019030
               (A New Mexico Corporation)
               Alvarado Square
               Albuquerque, New Mexico  87158
               (505) 241-2700

           Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange
Name of Registrant       Title of Each Class             on Which Registered
------------------       -------------------            ---------------------
PNM Resources, Inc.      Common Stock, No Par Value     New York Stock Exchange


           Securities registered pursuant to Section 12(g) of the Act

                                      None.

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X     No
                                                  -------    -------

     Indicate by check mark whether the registrants  are accelerated  filers (as
defined in Rule 12b-2 of the Exchange Act). Yes   X    No
                                               -------   -------

        As of May 1, 2003, 39,117,799 shares of common stock, no par value per share, of PNM Resources, Inc. were outstanding.

                      PNM RESOURCES, INC. AND SUBSIDIARIES

                                      INDEX


                                                                        Page No.
PART I.  FINANCIAL INFORMATION:

   Report of Independent Public Accountants............................... 3

   ITEM 1.  FINANCIAL STATEMENTS

      PNM Resources, Inc.
         Consolidated Statements of Earnings
              Three Months Ended March 31, 2003 and 2002.................. 5
         Consolidated Balance Sheets
              As of March 31, 2003 and December 31, 2002.................. 6
         Consolidated Statements of Cash Flows
              Three Months Ended March 31, 2003 and 2002.................. 8
         Consolidated Statements of Comprehensive Income
              Three Months Ended March 31, 2003 and 2002.................. 9
      Public Service Company of New Mexico
         Consolidated Statements of Earnings
              Three Months Ended March 31, 2003 and 2002.................. 10
         Consolidated Balance Sheets
              As of March 31, 2003 and December 31, 2002.................. 11
         Consolidated Statements of Cash Flows
              Three Months Ended March 31, 2003 and 2002.................. 13
         Consolidated Statements of Comprehensive Income
              Three Months Ended March 31, 2003 and 2002.................. 14
      Notes to Consolidated Financial Statements.......................... 15

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............. 33

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK................................................ 53

   ITEM 4.  CONTROLS AND PROCEDURES....................................... 61

PART II.  OTHER INFORMATION:

   ITEM 1.  LEGAL PROCEEDINGS............................................. 61

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................. 63

Signature................................................................. 64
Certifications............................................................ 65

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders of PNM Resources, Inc.
Albuquerque, New Mexico

We have reviewed the accompanying consolidated balance sheet of PNM Resources, Inc. and subsidiaries (the Company) as of March 31, 2003, and the related consolidated statements of earnings, cash flows, and comprehensive income for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted SFAS 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheets and consolidated statements of capitalization (not presented herein) of PNM Resources, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of earnings, retained earnings, comprehensive income
(loss), and cash flows for the year then ended (not presented herein); and in our report dated February 11, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP


Omaha, Nebraska
May 9, 2003

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders of Public Service Company of
New Mexico
Albuquerque, New Mexico

We have reviewed the accompanying consolidated balance sheet of Public Service Company of New Mexico and subsidiaries (the Company) as of March 31, 2003, and the related consolidated statements of earnings, cash flows, and comprehensive income for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted SFAS 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheets and consolidated statements of capitalization (not presented herein) of Public Service Company of New Mexico and subsidiaries as of December 31, 2002, and the related consolidated statements of earnings, retained earnings, comprehensive income (loss), and cash flows for the year then ended (not presented herein); and in our report dated February 11, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP


Omaha, Nebraska
May 9, 2003

ITEM 1.  FINANCIAL STATEMENTS

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                                           Three Months Ended
                                                                               March 31,
                                                                     -------------------------------
                                                                          2003            2002
                                                                     ---------------  --------------
                                                                         (In thousands, except
                                                                           per share amounts)
Operating Revenues:
  Electric.........................................................       $241,378        $191,961
  Gas..............................................................        146,253         109,201
  Unregulated businesses...........................................             60             655
                                                                     ---------------  --------------
    Total operating revenues.......................................        387,691         301,817
                                                                     ---------------  --------------
Operating Expenses:
  Cost of energy sold..............................................        225,934         143,605
  Energy production costs..........................................         35,094          34,971
  Administrative and general.......................................         32,042          31,388
  Depreciation and amortization....................................         28,374          24,779
  Transmission and distribution costs..............................         16,159          16,537
  Taxes other than income taxes....................................          7,786           8,484
  Income taxes.....................................................          8,876           9,366
                                                                     ---------------  --------------
    Total operating expenses.......................................        354,265         269,130
                                                                     ---------------  --------------
    Operating income...............................................         33,426          32,687
                                                                     ---------------  --------------
Other Income and Deductions:
  Other income.....................................................         11,206          13,727
  Other deductions.................................................        (17,912)         (1,497)
  Income tax benefit (expense).....................................          2,407          (4,842)
                                                                     ---------------  --------------
    Net other income and (deductions)..............................         (4,299)          7,388
                                                                     ---------------  --------------
    Income before interest charges.................................         29,127          40,075
                                                                     ---------------  --------------
Interest Charges...................................................         18,233          15,126
                                                                     ---------------  --------------
Net Earnings from Operations.......................................         10,894          24,949

Cumulative Effect of a Change in Accounting Principle, Net of Tax..         37,422               -
                                                                     ---------------  --------------
Net Earnings.......................................................         48,316          24,949
Preferred Stock Dividend Requirements..............................            146             146
                                                                     ---------------  --------------
Net Earnings Applicable to Common Stock............................       $ 48,170        $ 24,803
                                                                     ===============  ==============
Net Earnings per Common Share:
  Basic............................................................        $  1.23         $  0.63
                                                                     ===============  ==============
  Diluted..........................................................        $  1.22         $  0.63
                                                                     ===============  ==============
Dividends Paid per Common Share....................................        $  0.22         $  0.20
                                                                     ===============  ==============

              The accompanying notes are an integral part of these
                             financial statements.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                            March 31,     December 31,
                                                                         --------------  --------------
                                                                               2003           2002
                                                                         --------------  --------------
                                                                           (Unaudited)
                                                                                 (In thousands)
ASSETS
Utility Plant:
    Electric plant in service...........................................   $2,321,512      $2,301,673
    Gas plant in service................................................      619,332         615,907
    Common plant in service and plant held for future use...............       86,359          79,987
                                                                         --------------  --------------
                                                                            3,027,203       2,997,567
    Less accumulated depreciation and amortization......................    1,312,620       1,330,376
                                                                         --------------  --------------
                                                                            1,714,583       1,667,191
    Construction work in progress.......................................      174,477         173,248
    Nuclear fuel, net of accumulated amortization of
        $19,318 and $16,568.............................................       28,674          26,832
                                                                         --------------  --------------
      Net utility plant.................................................    1,917,734       1,867,271
                                                                         --------------  --------------
Other Property and Investments:
    Other investments...................................................      440,167         442,704
    Non-utility property, net of accumulated depreciation of
        $1,793 and $1,750...............................................        1,486           1,528
                                                                         --------------  --------------
      Total other property and investments..............................      441,653         444,232
                                                                         --------------  --------------
Current Assets:
    Cash and cash equivalents...........................................       53,353           3,702
    Accounts receivables, net of allowance for uncollectible
        accounts of $13,583 and $15,575.................................       85,192          46,914
    Unbilled revenues...................................................       50,502          65,472
    Other receivables...................................................       41,647          53,052
    Inventories.........................................................       37,711          37,230
    Regulatory assets...................................................       22,721          24,027
    Short-term investments..............................................          847          79,630
    Other current assets................................................       55,741          32,753
                                                                         --------------  --------------
      Total current assets..............................................      347,714         342,780
                                                                         --------------  --------------
Deferred Charges:
    Regulatory assets...................................................      182,079         196,283
    Prepaid benefit costs...............................................       58,862          39,665
    Other deferred charges..............................................      133,094         129,063
                                                                         --------------  --------------
      Total deferred charges............................................      374,035         365,011
                                                                         --------------  --------------
                                                                           $3,081,136      $3,019,294
                                                                         ==============  ==============

              The accompanying notes are an integral part of these
                             financial statements.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                            March 31,     December 31,
                                                                              2003            2002
                                                                         --------------  --------------
                                                                            (Unaudited)
CAPITALIZATION AND LIABILITIES                                                  (In thousands)
Capitalization
    Common stockholders' equity:
       Common stock.....................................................    $ 623,883       $ 624,119
       Accumulated other comprehensive income (loss), net of tax........      (96,973)        (94,721)
       Retained earnings................................................      483,826         444,651
                                                                         --------------  --------------
          Total common stockholders' equity.............................    1,010,736         974,049
    Minority interest...................................................       11,221          11,760
    Cumulative preferred stock without mandatory
         redemption requirements........................................       12,800          12,800
    Long-term debt, less current maturities.............................      980,106         980,092
                                                                         --------------  --------------
          Total capitalization..........................................    2,014,863       1,978,701
                                                                         --------------  --------------
Current Liabilities:
   Short-term debt......................................................      170,000         150,000
  Accounts payable......................................................       75,008          90,355
  Accrued interest and taxes............................................       67,354          46,189
  Other current liabilities.............................................       93,856          99,019
                                                                         --------------  --------------
          Total current liabilities.....................................      406,218         385,563
                                                                         --------------  --------------
Deferred Credits:
  Accumulated deferred income taxes.....................................      141,780         125,595
  Accumulated deferred investment tax credits...........................       40,803          41,583
  Regulatory liabilities................................................       75,626          52,019
  Regulatory liabilities related to accumulated deferred income tax.....       14,137          14,137
  Asset retirement obligations..........................................       43,098               -
  Accrued post-retirement benefit costs.................................       16,836          17,335
  Other deferred credits................................................      327,775         404,361
                                                                         --------------  --------------
         Total deferred credits.........................................      660,055         655,030
                                                                         --------------  --------------
                                                                           $3,081,136      $3,019,294
                                                                         ==============  ==============

              The accompanying notes are an integral part of these
                             financial statements.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  Three Months Ended
                                                                                      March 31,
                                                                            -------------------------------
                                                                                2003             2002
                                                                            --------------   --------------
                                                                                    (In thousands)
Cash Flows From Operating Activities:
  Net earnings.............................................................     $ 48,316         $ 24,949
  Adjustments to reconcile net earnings to net cash flows
    from operating activities:
     Depreciation and amortization.........................................       32,660           27,995
     Accumulated deferred income tax.......................................       17,028           (2,324)
     Transition costs write-off............................................       16,720                -
     Cumulative effect of a change in accounting principle.................      (61,946)               -
     Net unrealized losses (gains) on trading and investing contracts......          418           (9,510)
  Changes in certain assets and liabilities:
     Accounts receivable...................................................      (38,278)             (85)
     Unbilled revenues.....................................................       14,970           18,218
     Accrued post-retirement benefit costs.................................      (19,696)         (22,647)
     Other assets..........................................................       11,088           12,624
     Accounts payable......................................................      (15,347)           9,516
     Accrued interest and taxes............................................       21,166          (18,972)
     Other liabilities.....................................................      (20,752)         (26,747)
                                                                            --------------   --------------
       Net cash flows provided by operating activities.....................        6,347           13,017
                                                                            --------------   --------------
Cash Flows From Investing Activities:
  Sale of short-term investments...........................................       79,444                -
  Utility plant additions..................................................      (35,268)         (61,627)
  Combustion turbine payments..............................................      (11,136)          (7,845)
  Return of principal of PVNGS lessor notes................................        9,406            8,996
  EIP bond purchase........................................................       (7,355)               -
  Other investing..........................................................       (2,274)          (2,003)
                                                                            --------------   --------------
       Net cash flows provided by (used for) investing activities..........       32,817          (62,479)
                                                                            --------------   --------------
Cash Flows From Financing Activities:
  Borrowings...............................................................       20,000           58,800
  Exercise of employee stock options.......................................         (235)          (2,483)
  Dividends paid...........................................................       (8,750)          (7,969)
  Other financing..........................................................         (528)            (586)
                                                                            --------------   --------------
       Net cash flows provided by financing activities.....................       10,487           47,762
                                                                            --------------   --------------
Increase in Cash and Cash Equivalents......................................       49,651           (1,700)
Beginning of Period........................................................        3,702           28,408
                                                                            --------------   --------------
End of Period..............................................................     $ 53,353         $ 26,708
                                                                            ==============   ==============
Supplemental Cash Flow Disclosures:
  Interest paid............................................................     $ 19,866         $ 16,183
                                                                            ==============   ==============
  Capitalized interest.....................................................     $    114         $  1,740
                                                                            ==============   ==============
  Income taxes paid, net...................................................     $ (4,152)        $ 38,283
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

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                          -----------------------------
                                                                             2003            2002
                                                                          -----------------------------
                                                                                (In thousands)
Net Earnings before preferred stock dividends............................    $ 48,316         $24,949
                                                                          -------------  --------------
  Other Comprehensive Income, net of tax:

    Unrealized gain (loss) on securities:
      Unrealized holding gains (losses) arising from the period..........        (580)          1,822
      Reclassification adjustment for (gains) losses
         included in net income..........................................        (465)           (430)

    Mark-to-market adjustment for certain derivative transactions:
      Change in fair market value of designated cash flow hedges.........      (1,207)            615
      Reclassification adjustment for (gains) losses
         in cash flow hedges.............................................           -             568
                                                                          -------------  --------------
Total Other Comprehensive Income (Loss)..................................      (2,252)          2,575
                                                                          -------------  --------------
Total Comprehensive Income...............................................     $46,064         $27,524
                                                                          =============  ==============





              The accompanying notes are an integral part of these
                             financial statements.

                      PUBLIC SERVICE COMPANY OF NEW MEXICO
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                                         Three Months Ended
                                                                              March 31,
                                                                    ------------------------------
                                                                        2003             2002
                                                                    --------------   -------------
                                                                        (In thousands, except
                                                                         per share amounts)
Operating Revenues:
  Electric........................................................      $241,378        $191,961
  Gas.............................................................       146,253         109,201
                                                                    --------------   -------------
    Total operating revenues......................................       387,631         301,162
                                                                    --------------   -------------
Operating Expenses:
  Cost of energy sold.............................................       225,934         143,106
  Energy production costs.........................................        35,094          34,971
  Administrative and general......................................        32,759          27,825
  Depreciation and amortization...................................        27,933          24,773
  Transmission and distribution costs.............................        17,259          16,537
  Taxes, other than income taxes..................................         8,701           8,036
  Income taxes....................................................         8,201           9,772
                                                                    --------------   -------------
    Total operating expenses......................................       355,881         265,020
                                                                    --------------   -------------
    Operating income..............................................        31,750          36,142
                                                                    --------------   -------------
Other Income and Deductions:
  Other income....................................................        10,493          10,365
  Other deductions................................................       (18,481)         (2,126)
  Income tax benefit (expense)....................................         2,914          (4,373)
                                                                    --------------   -------------
    Net other income and (deductions).............................        (5,074)          3,866
                                                                    --------------   -------------
    Income before interest charges................................        26,676          40,008
                                                                    --------------   -------------
Interest charges..................................................        17,587          15,154
                                                                    --------------   -------------
Net Earnings from Operations......................................         9,089          24,854
                                                                    --------------   -------------
Cumulative Effect of a Change in Accounting Principle, Net of Tax.        37,422               -
                                                                    --------------   -------------
Net Earnings Before Preferred Stock Dividends.....................        46,511          24,854
Preferred Stock Dividend Requirements.............................           146             146
                                                                    --------------   -------------
Net Earnings......................................................      $ 46,365        $ 24,708
                                                                    ==============   =============


              The accompanying notes are an integral part of these
                             financial statements.

                      PUBLIC SERVICE COMPANY OF NEW MEXICO
                           CONSOLIDATED BALANCE SHEETS

                                                                          March 31,     December 31,
                                                                            2003            2002
                                                                       --------------  --------------
                                                                         (Unaudited)
                                                                             (In thousands)
ASSETS
Utility Plant:
    Electric plant in service.........................................  $ 2,321,512     $ 2,301,048
    Gas plant in service..............................................      619,332         615,907
    Common plant in service and plant held for future use.............       22,102          18,137
                                                                       --------------  --------------
                                                                          2,962,946       2,935,092
    Less accumulated depreciation and amortization....................    1,304,145       1,326,286
                                                                       --------------  --------------
                                                                          1,658,801       1,608,806
    Construction work in progress.....................................      161,607         159,435
    Nuclear fuel, net of accumulated amortization of
        $19,318 and $16,568...........................................       28,674          26,832
                                                                       --------------  --------------
      Net utility plant...............................................    1,849,082       1,795,073
                                                                       --------------  --------------
Other Property and Investments:
    Other investments.................................................      418,475         428,823
    Non-utility property..............................................          966             966
                                                                       --------------  --------------
      Total other property and investments............................      419,441         429,789
                                                                       --------------  --------------
urrent Assets:
    Cash and cash equivalents.........................................       38,996           3,094
    Accounts receivables, net of allowance for uncollectible
        accounts of $13,583 and $15,575...............................       85,193          46,914
    Unbilled revenues.................................................       50,502          65,472
    Other receivables.................................................       39,182          52,783
    Intercompany receivable...........................................            -           4,593
    Inventories.......................................................       37,709          37,228
    Regulatory assets.................................................       22,720          24,027
    Other current assets..............................................       45,634          22,872
                                                                       --------------  --------------
      Total current assets............................................      319,936         256,983
                                                                       --------------  --------------
Deferred Charges:
    Regulatory assets.................................................      182,079         196,242
    Prepaid benefit costs.............................................       58,862          39,665
    Other deferred charges............................................      132,935         129,083
                                                                       --------------  --------------
      Total current assets............................................      373,876         364,990
                                                                       --------------  --------------
                                                                        $ 2,962,335     $ 2,846,835
                                                                       ==============  ==============


              The accompanying notes are an integral part of these
                             financial statements.

                      PUBLIC SERVICE COMPANY OF NEW MEXICO
                           CONSOLIDATED BALANCE SHEETS

                                                                             March 31,     December 31,
                                                                                2003           2002
                                                                          --------------  --------------
                                                                            (Unaudited)
CAPITALIZATION AND LIABILITIES                                                   (In thousands)
Capitalization:
    Common stockholder's equity:
       Common stock......................................................    $ 195,589       $ 195,589
       Additional paid-in capital........................................      505,044         430,043
       Accumulated other comprehensive income (loss), net of tax.........      (95,395)        (94,130)
       Retained earnings.................................................      302,523         256,157
                                                                          --------------  --------------
          Total common stockholder's equity..............................      907,761         787,659
    Minority interest....................................................       11,221          11,760
    Cumulative preferred stock without mandatory
         redemption requirements.........................................       12,800          12,800
    Long-term debt, less current maturities..............................      953,954         953,940
                                                                          --------------  --------------
          Total capitalization...........................................    1,885,736       1,766,159
                                                                          --------------  --------------
Current Liabilities:
    Short-term debt......................................................      170,000         150,000
    Intercompany debt....................................................       17,037          28,436
    Accounts payable.....................................................       73,799          88,101
    Intercompany accounts payable........................................       15,817          34,468
    Accrued interest and taxes...........................................       56,051          36,450
    Other current liabilities............................................       82,459          87,701
                                                                          --------------  --------------
          Total current liabilities......................................      415,163         425,156
                                                                          --------------  --------------
Deferred Credits:
  Accumulated deferred income taxes......................................      145,216         128,383
  Accumulated deferred investment tax credits............................       40,803          41,583
  Asset retirement obligation............................................       43,098               -
  Regulatory liabilities.................................................       75,626          52,019
  Regulatory liabilities related to accumulated deferred income tax......       14,137          14,137
  Accrued post-retirement benefit costs..................................       17,067          17,335
  Other deferred credits.................................................      325,489         402,063
                                                                          --------------  --------------
     Total deferred credits..............................................      661,436         655,520
                                                                          --------------  --------------
                                                                           $ 2,962,335     $ 2,846,835
                                                                          ==============  ==============


              The accompanying notes are an integral part of these
                             financial statements.

                      PUBLIC SERVICE COMPANY OF NEW MEXICO
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                         ------------------------
                                                                             2003        2002
                                                                         -----------  -----------
                                                                              (In thousands)
Cash Flows From Operating Activities:
  Net earnings..........................................................  $ 46,511     $ 24,854
  Adjustments to reconcile net earnings to net cash flows
    from operating activities:
     Depreciation and amortization......................................    32,219       27,948
     Accumulated deferred income tax....................................    17,027       (2,974)
     Transition costs write-off.........................................    16,720            -
     Cumulative effect of a change in accounting principle..............   (61,946)           -
     Net unrealized losses on trading and investments contracts.........       418       (9,510)
  Changes in certain assets and liabilities:
     Accounts receivable................................................   (38,279)         (85)
     Unbilled revenues..................................................    14,970       18,218
     Accrued post-retirement benefit costs..............................   (19,696)     (21,767)
     Other assets.......................................................     9,445      (16,505)
     Accounts payable...................................................   (14,302)       1,581
     Accrued interest and taxes.........................................    23,140      (11,401)
     Other liabilities..................................................   (23,987)     (25,877)
                                                                         -----------  -----------
       Net cash flows provided by (used for) operating activities.......     2,240      (15,518)
                                                                         -----------  -----------
Cash Flows From Investing Activities:
  Utility plant additions...............................................   (34,192)     (60,151)
  Combustion turbine payments...........................................   (11,136)      (7,845)
  Return of principal of PVNGS lessor notes.............................     9,406        8,996
  Other investing.......................................................       479        4,321
                                                                         -----------  -----------
       Net cash flows used for investing activities.....................   (35,443)     (54,679)
                                                                         -----------  -----------
Cash Flows From Financing Activities:
  Borrowings............................................................    20,000       58,800
  Equity contribution from parent.......................................    75,000            -
  Dividends paid........................................................      (147)     (34,421)
  Other financing.......................................................      (523)        (585)
  Change in intercompany accounts.......................................   (25,225)      52,383
                                                                         -----------  -----------
       Net cash flows provided by financing activities..................    69,105       76,177
                                                                         -----------  -----------
  Increase in Cash and Cash Equivalents.................................    35,902        5,980
  Beginning of Period...................................................     3,094       17,028
                                                                         -----------  -----------
  End of Period.........................................................  $ 38,996     $ 23,008
                                                                         ===========  ===========
Supplemental Cash Flow Disclosures:
  Interest paid.........................................................  $ 21,133     $ 16,183
                                                                         ===========  ===========
  Capitalized interest..................................................  $   114      $  1,740
                                                                         ===========  ===========
  Income taxes paid, net................................................  $ (4,093)    $ 31,514
                                                                         ===========  ===========


              The accompanying notes are an integral part of these
                             financial statements.

                      PUBLIC SERVICE COMPANY OF NEW MEXICO
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                                 Three Months Ended
                                                                                     March 31,
                                                                           -----------------------------
                                                                               2003           2002
                                                                           -------------  --------------
                                                                                   (In thousands)

Net Earnings Before Preferred Stock Dividends.............................     $46,511         $24,854
                                                                           -------------  --------------
  Other Comprehensive Income, net of tax:

    Unrealized gain (loss) on securities:
      Unrealized holding gains (losses) arising from the period...........          (44)         1,383
      Reclassification adjustment for (gains) losses
         included in net income...........................................          (14)          (430)

    Mark-to-market adjustment for certain derivative transactions:
      Change in fair market value of designated cash flow hedges..........       (1,207)           615
      Reclassification adjustment for (gains) losses
         in cash flow hedges..............................................           -             568
                                                                           -------------  --------------
Total Other Comprehensive Income (Loss)...................................       (1,265)         2,136
                                                                           -------------  --------------
Total Comprehensive Income................................................     $45,246         $26,990
                                                                           =============  ==============






              The accompanying notes are an integral part of these
                             financial statements.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)    Accounting Policies and Responsibility for Financial Statements

       In the opinion of the management of PNM Resources, Inc. (the "Holding Company") and Public Service Company of New Mexico ("PNM"), (collectively, the "Company") the accompanying interim consolidated financial statements present fairly the Company's financial position at March 31, 2003 and December 31, 2002, the consolidated results of its operations for the three months ended March 31, 2003 and 2002 and the consolidated statements of cash flows and comprehensive income for the three months ended March 31, 2003 and 2002. These statements are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Accordingly, they are unaudited, and certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these financial statements should refer to the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2002, that are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations presented in the accompanying financial statements are not necessarily representative of operations for an entire year.

Presentation

       The Notes to Consolidated Financial Statements of the Company are presented on a combined basis. The business of PNM constitutes substantially all of the business of PNM Resources, Inc. and Subsidiaries. Therefore, the financial results and results of operations of PNM are virtually identical to the consolidated results of the Holding Company and all its subsidiaries. For discussion purposes, this report will use the term "Company" when discussing matters of common applicability to the Holding Company and PNM. Readers of the Notes to Consolidated Financial Statements should assume that the information presented applies to the consolidated results of operations and financial position of both the Holding Company and its subsidiaries and PNM, except where the context or references clearly indicate otherwise. In the case of contractual obligations of PNM, these obligations are consolidated with the Holding Company and its subsidiaries under generally accepted accounting principles ("GAAP"). Broader operational discussions refer to the Company.

       Certain amounts in the 2002 consolidated financial statements and notes have been reclassified to conform to the 2003 financial statement presentation.

Regulatory Accounting

       The Company's accounting policies conform to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71"). SFAS 71 requires a rate-regulated entity to reflect the effects of regulatory decisions in its financial statements. In accordance with SFAS 71, the Company has deferred certain costs and recorded certain liabilities pursuant to the rate actions of the Federal Energy Regulatory Commission ("FERC"), and the New Mexico Public Regulation Commission ("PRC") and its predecessor. To the extent that the Company concludes that the

                      PNM RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


recovery of a regulatory asset is no longer probable due to regulatory treatment, the effects of competition or other factors, the amount would be recorded as a charge to earnings in the period in which recovery is determined to no longer be probable.

       As of December 31, 1999, the Company discontinued the application of SFAS 71 for the generation portion of its business effective with the passage of the Electric Utility Industry Restructuring Act of 1999 ("Restructuring Act") in accordance with Statement of Financial Accounting Standards No. 101, "Accounting for the Discontinuation of Application of the Financial Accounting Standards Board ("FASB") FASB Statement No. 71" ("SFAS 101"). As a result of the repeal of the Restructuring Act (see Note 5 - "Commitments and Contingencies - Global Electric Agreement"), the Company re-applied the accounting requirements of SFAS 71 to the generation portion of its business as of January 28, 2003.

Asset Retirement Obligations

       In June 2001, Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") was issued. SFAS 143 requires the recognition and measurement of liabilities associated with the retirement of tangible long-lived assets that result from the acquisition, construction or development, and or normal operations of long-lived assets. Retirement obligations associated with long-lived assets included within the scope of SFAS 143 are those for which a legal obligation exists under enacted laws, statutes, written or oral contracts, including obligations arising under the doctrine of promissory estoppel. Under the standard, the asset retirement obligation ("ARO") liability is recognized at its fair value as incurred.

       The recognition of an ARO results in an increase in the carrying cost of the long-lived asset, which will be amortized using a systematic and rational basis over the remaining life of the related asset as depreciation expense. An ARO represents a future liability and, as a result, accretion expense will be accrued on this liability until such time as the obligation is satisfied. Accretion of the ARO liability due to the passage of time is recorded as an operating expense. If at the end of the asset's life the recorded liability differs from the actual settled obligation, the Company may incur a gain or loss that will be recognized at that time.

       The Company adopted the provisions of the statement on January 1, 2003 and accordingly identified certain AROs that are subject to the standard. These obligations included the decommissioning of the Company's nuclear generation facilities and fossil fuel generation plants. The Company's transmission and distribution facilities are also subject to the standard; however, the majority of these assets have an indeterminable useful life and settlement date. As such, an ARO liability for transmission and distribution assets would not be recognized until this information becomes known and is material. The Company did not identify any material AROs associated with the transmission and distribution assets.

       Previously, the Company had recognized decommissioning costs for its fossil fuel and nuclear generation facilities ratably over approved cost recovery periods. Upon implementation of the standard the net difference between

                      PNM RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


the amounts determined to represent legal AROs under SFAS 143 and the Company's previous method of accounting for decommissioning costs, has been recognized as a cumulative effect of a change in accounting principle, net of related income taxes. Additionally, certain amounts accrued for nuclear decommissioning costs over the Company's legal AROs for its nuclear generation facilities have been reclassified as regulatory liabilities.

       The effects of adoption of the new standard are based on the Company's interpretation of the standard and determination of underlying assumptions, such as the Company's discount rate, estimates of the future costs for decommissioning and the timing of the removal activities to be performed. Any changes in these assumptions underlying the required calculations may require revisions to the estimated ARO when identified.

       The following table shows the pro forma effect on the Company's earnings had the Company adopted SFAS 143 at the beginning of each respective period. The pro forma amounts below are based on current information and assumptions, which are reflected in the consolidated statement of earnings. The following table is presented for comparative purposes.


                                                    Three Months
                                                        Ended                 Year Ended
                                                       March 31,              December 31,
                                                         2002        2002        2001        2000
                                                     ------------ ----------- ----------- -----------
                                                             (In thousands)

Net earnings before cumulative effect of a
  change in accounting principle....................   $ 24,803     $63,685    $149,847    $100,360
Cumulative effect of a change in accounting
  principle.........................................     32,771      37,422      32,771      28,059
                                                     ------------ ----------- ----------- -----------
Net earnings applicable to common stock.............   $ 57,574    $101,107    $182,618    $128,419
                                                     ============ =========== =========== ===========
Earnings per share:
Net earnings before cumulative effect of a
  change in accounting principle....................     $ 0.63     $  1.63     $  3.83     $  2.54
Cumulative effect of a change in accounting
  principle.........................................       0.84        0.95        0.84        0.71
                                                     ------------ ----------- ----------- -----------
Net earnings applicable to common stock.............     $ 1.47     $  2.58     $  4.67     $  3.25
                                                     ============ =========== =========== ===========
Diluted earnings per share before cumulative
  effect of a change in accounting principle........     $ 0.63     $  1.61     $  3.77     $  2.53
                                                     ============ =========== =========== ===========
Diluted earnings per share after cumulative
  effect of a change in accounting principle........     $ 1.45     $  2.56     $  4.60     $  3.23
                                                     ============ =========== =========== ===========

Asset retirement obligation liability...............                $42,201     $38,235
                                                                  =========== ===========


                      PNM RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


       A reconciliation of the Company's asset retirement obligations is as follows:

                                                               March 31, 2003
                                                               --------------
                                                               (In thousands)

        Upon adoption at January 1, 2003......................     $42,201
        Liabilities incurred..................................           -
        Liabilities settled...................................           -
        Accretion expense.....................................         897
        Revisions to estimate.................................           -
                                                               --------------
                                                                   $43,098
                                                               ==============

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

       SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to retain its current method of accounting as described above, and has adopted the disclosure requirements of SFAS 123 only.








                           (Intentionally left blank)

                      PNM RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


       At March 31, 2003, the Company had three stock-based employee compensation plans. Options continue to be granted under only two of these plans. Had compensation expense for the Company's stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS 123, the effect on the Company's pro forma net earnings and pro forma earnings per share would be as follows (in thousands, except per share data):

                                                        Three Months Ended
                                                            March 31,
                                                    ---------------------------
                                                        2003          2002
                                                    -------------  ------------
   Net earnings: (available for common)...........    $ 48,170      $ 24,803
   Deduct:  Total stock-based employee
      compensation expense determined under
      fair value based method for all awards,
      net of related tax effects..................        (505)       (1,106)
                                                    -------------  ------------
   Pro forma net earnings.........................    $ 47,665      $ 23,697
                                                    =============  ============
   Earnings per share:
       Basic - as reported........................      $ 1.23        $ 0.63
                                                    =============  ============
       Basic - pro forma..........................      $ 1.22        $ 0.61
                                                    =============  ============
       Diluted - as reported......................      $ 1.22        $ 0.63
                                                    =============  ============
       Diluted - pro forma........................      $ 1.21        $ 0.60
                                                    =============  ============

(2)    Segment Information

       The Holding Company is an investor-owned holding company of energy and energy related businesses. Its principal subsidiary, PNM, is an integrated public utility primarily engaged in the generation, transmission, distribution and sale and marketing of electricity; transmission, distribution and sale of natural gas within the State of New Mexico and the sale and marketing of electricity in the Western United States. In addition, the Holding Company provides energy and technology related services through its wholly-owned subsidiary, Avistar Inc. ("Avistar").

       As it currently operates, the Company's principal business segments are Utility Operations and Wholesale Operations ("Wholesale"). Utility Operations include Electric Services ("Electric"), Transmission Services ("Transmission") and Gas Services ("Gas"). These segments model the resource allocations as mandated in the Global Electric Agreement (see Note 6 - Global Electric Agreement). Certain prior period amounts have been reclassified to conform to the current year presentation.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                               UTILITY OPERATIONS

Electric

       Electric consists of the distribution and generation of electricity for retail electric customers in New Mexico. The Company provides retail electric service to a large area of north central New Mexico, including the cities of Albuquerque and Santa Fe, and certain other areas of New Mexico. Customer rates for retail electric service are set by the PRC based on the provisions of the Global Electric Agreement.

Transmission

       The Company owns or leases transmission lines, interconnected with other utilities in New Mexico and south and east into Texas, west into Arizona, and north into Colorado and Utah. Transmission revenues consist of sales to third parties as well as to Electric and Wholesale.

Gas

       The Company's Gas Services distribute natural gas to most of the major communities in New Mexico, including New Mexico's two largest metropolitan areas, Albuquerque and Santa Fe. The Company's customer base includes both sales-service customers and transportation-service customers. PNM purchases natural gas in the open market and resells it at cost to its distribution customers. As a result, increases or decreases in gas revenues driven by wholesale gas prices do not impact the Company's consolidated gross margin or earnings.

                              WHOLESALE OPERATIONS

       The Company's Wholesale Operations consists of three product lines that include long-term contracts, forward sales and short-term sales. Long-term contracts include sales to firm-requirements wholesale customers with multi-year arrangements. These contracts range from 2 to 17 years with an average of 7.5 years. Forward sales include sales of excess generation and third party purchases in the forward market that range from 1 month to 3 years. These transactions do not qualify as normal sales and purchases as defined in SFAS 133 and as a result, are generally marked to market. Short-term sales generally include spot market, hour ahead, day ahead and week ahead contracts with terms of 30 days or less. Also included are sales of any excess generation not required to fulfill PNM's retail load and contractual commitments. Short-term sales also cover the revenue credit to retail customers as specified in the Global Electric Agreement. While forward sales and short-term sales accounted for approximately 58% of wholesale revenues for the three months ended March 31, 2003, long-term contracts provided approximately 97% of gross margin.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                               CORPORATE AND OTHER

       The Holding Company incurs substantially all of the corporate activities of PNM. These activities are billed to PNM on a cost basis to the extent they are for the corporate management of PNM and are allocated to the operating segments. The Holding Company's wholly-owned subsidiary, Avistar, was formed in August 1999 as a New Mexico corporation and is currently engaged in certain unregulated and non-utility businesses. In January 2002, Avistar was transferred by way of a dividend to the Holding Company pursuant to an order from the PRC.

                             RISKS AND UNCERTAINTIES

       The Company's future results may be affected by changes in regional economic conditions; the outcome of labor negotiations with unionized employees; fluctuations in fuel, purchased power and gas prices; the actions of utility regulatory commissions; changes in law and environmental regulations; the success of its planned generation expansion; and external factors such as the weather and water supply. As a result of pending federal regulatory reforms, the public utility industry is undergoing a fundamental change. New Mexico has repealed the Electric Utility Industry Restructuring Act of 1999 and therefore has abandoned its plans to transform the industry from vertically-integrated monopoly to one with deregulated, competitive generation. However, the FERC has proposed a "Standard Market Design" ("SMD") to establish rules for a market-based approach for wholesale transactions over the transmission grid. FERC's efforts have been opposed by a number of states, primarily in the West and in the Southeast, because of concern that the SMD does not adequately take into account regional differences. Congress is currently debating energy legislation which could affect FERC's activities. In an attempt to ease concerns, on April 28, 2003, FERC issued a White Paper on "Wholesale Power Market Platform" describing changes it intended to make to its SMD proposed rules. The Company's future results will be impacted by the form FERC rules take, if adopted; the costs of complying with rules and legislation that may call for regulatory reforms for the industry; and the resulting market prices for electricity and natural gas. In addition, the Company has in place a retail electric rate freeze through 2007 so that the Company's financial results will depend on its ability to control costs and grow revenues, and the implications of uncontrollable factors such as weather, water supply, litigation, and economic conditions.






                           (Intentionally left blank)

                      PNM RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

       Summarized financial information by business segment for the three months ended March 31, 2003 and 2002 is as follows:

                                                      Utility
                                         ---------------------------------            Corporate
                                         Electric      Gas         Total   Wholesale  and Other  Consolidated
                                         ---------- ----------- ---------- ---------- ---------- ------------
                                                                    (In thousands)
2003:
Operating revenues.....................   $133,600   $ 146,253   $ 279,853   $107,778    $   60   $ 387,691
Depreciation and amortization..........     18,057       5,442      23,499      3,491     1,384      28,374
Interest income........................        788         777       1,565        120     9,015      10,700
Interest charges.......................      8,485       3,135      11,620      1,193     5,420      18,233
Income tax expense (benefit)
  from operations......................       (430       4,412       3,982      1,070     1,417       6,469
Operating income.......................     18,010       9,396      27,406      2,795     3,225      33,426
Cumulative effect of a change
  in accounting principle, net of tax..     25,093           -      25,093     12,329         -      37,422
Segment net income (loss)..............     28,591       6,733      35,324     14,649    (1,657)     48,316

Total assets...........................  1,558,340     481,972   2,040,312    413,411   627,413   3,081,136
Gross property additions...............     23,235       7,221      30,456     14,872     1,076      46,404

                                                     Utility
                                         ---------------------------------            Corporate
                                          Electric      Gas         Total   Wholesale  and Other Consolidated
                                         ---------- ----------- ---------- ---------- ---------- ------------
                                                                     (In thousands)
2002:
Operating revenues.....................   $135,419   $ 109,201   $ 244,620   $ 56,542    $  655   $ 301,817
Depreciation and amortization..........     17,008       5,062      22,070      1,856       853      24,779
Interest income........................        664          88         752         56    11,024      11,832
Interest charges.......................      8,268       3,318      11,586      1,035     2,505      15,126
Income tax expense (benefit)
  from operations......................      7,260       5,287      12,547      (921)     2,582      14,208
Operating income.......................     19,616      11,443      31,059      (346)     1,974      32,687
Segment net income (loss)..............     15,449       8,066      23,515      (665)     2,099      24,949

Total assets...........................  1,867,929     457,934   2,325,863    313,382   308,151   2,947,396
Gross property additions...............     53,572       6,543      60,115      7,881     1,476      69,472

(3)    Fair Value of Financial Instruments

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

                      PNM RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

       The amortized cost, gross unrealized gain and losses and estimated fair value of investments in available-for-sale securities are as follows:

                                                              March 31, 2003
                                    --------------------------------------------------------------------
                                    Amortized Cost     Unrealized        Unrealized       Fair Value
                                                          Gains            Losses
                                    ---------------- ----------------  ---------------  ----------------
                                                              (In thousands)
  Available-for-sale:
  Equity securities................      $ 37,974           $4,864         $ (2,286)         $ 40,552
  Municipal bonds..................        17,861            1,364                -            19,225
  U.S. Government securities.......         5,682              540               (8)            6,214
  Corporate bonds..................            11                1                -                12
  Other investments................         5,666                -                -             5,666
                                    ---------------- ----------------  ---------------  ----------------
                                         $ 67,194           $6,769         $ (2,294)         $ 71,669
                                    ================ ================  ===============  ================

                                                             December 31, 2002
                                    --------------------------------------------------------------------
                                    Amortized Cost     Unrealized        Unrealized       Fair Value
                                                          Gains            Losses
                                    ---------------- ----------------  ---------------  ----------------
                                                              (In thousands)
  Available-for-sale:
  Equity securities................       $32,643           $4,134         $ (1,514)         $ 35,263
  Mortgage-backed securities.......        33,145              410              (93)           33,462
  Corporate bonds..................        32,466              438              (19)           32,885
  Municipal bonds..................        21,229            1,394              (24)           22,599
  U.S. Government securities.......        12,725              702                -            13,427
  Other investments................        14,716                -                -            14,716
                                    ---------------- ----------------  ---------------  ----------------
                                         $146,924           $7,078         $ (1,650)         $152,352
                                    ================ ================  ===============  ================






                           (Intentionally left blank)

                      PNM RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

       At March 31, 2003, the available-for-sale securities held by the Company had the following maturities:

                                             Amortized Cost     Fair Value
                                             ---------------- ----------------
                                                     (In thousands)

  Within 1 year.............................         $ 846            $ 865
  After 1 year through 5 years..............         3,387            3,498
  After 5 years through 10 years............         2,736            2,889
  Over 10 years.............................        16,585           18,199
  Equity securities.........................        37,974           40,552
  Other investments.........................         5,666            5,666
                                             ---------------- ----------------
                                                   $67,194          $71,669
                                             ================ ================

       The proceeds and gross realized gains and losses on the disposition of available-for-sale investments are shown in the following table. Realized gains and losses are determined by specific identification.

                                           Three Months Ended
                                               March 31,
                                         2003             2002
                                    ---------------  ----------------
                                            (In thousands)

  Proceeds from sales............         $86,844           $55,020
  Gross realized gains...........           1,817             1,282
  Gross realized losses..........          (1,621)           (2,517)

Natural Gas Contracts

       Pursuant to a 1997 order issued by the New Mexico Public Utility Commission, predecessor to the PRC, the Company has previously entered into swaps to hedge certain portions of natural gas supply contracts in order to protect the Company's natural gas customers from the risk of adverse price fluctuations in the natural gas market. The financial impact of all hedge gains and losses from swaps is recoverable through the Company's purchased gas adjustment clause ("PGAC") if deemed prudently incurred by the PRC. As a result, earnings are not affected by gains or losses generated by these instruments.

       PNM purchased gas options, a type of hedge, to protect its natural gas customers from the risk of price fluctuations during the 2002-2003 heating season. PNM expended $6.0 million to purchase options that limit the maximum amount the Company would pay for gas during the winter heating season. The Company recovered its actual hedging expenditures as a component of the PGAC during the months of October 2002 through February 2003 in equal allotments of $1.2 million.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Electricity Contracts

       The Company's Wholesale Operations entered into forward physical contracts for the sale of the Company's electric capacity in excess of its retail and wholesale firm requirement needs, including reserves. These contracts are marked to market as required by Statement of Financial Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). For the three months ended March 31, 2003, the Company's Wholesale Operations settled forward contracts for the sale of electricity that generated $22.3 million of electric revenues by delivering 562.2 million MWh. The Company purchased $22.3 million or 575.7 million MWh of electricity to support these contractual sales and other open market sales opportunities. For the three months ended March 31, 2002, the Company's Wholesale Operations settled forward contracts for the sale of electricity that generated $7.8 million of electric revenues by delivering 222.1 million MWh. The Company purchased $17 million or
276.9 million MWh of electricity to support these contractual sales and other open market sales opportunities.

       As of March 31, 2003, the Company had open contract positions to buy $82.5 million and to sell $80.3 million of electricity. At March 31, 2003, the Company had a gross mark-to-market gain (asset position) on these forward contracts of $16.7 million and gross mark-to-market loss (liability position) of $18.1 million, with net mark-to-market loss (liability position) of $1.34 million recorded in other current assets and liabilities, respectively. The change in mark-to-market valuation is recognized in earnings each period recorded in operating revenues.

       In addition, the Company entered into forward physical contracts for the purchase of retail needs, including reserves, when resource shortfalls exist. The Company generally accounts for these derivative financial instruments as normal sales and purchases as defined by SFAS 133, as amended. From time to time the Company makes forward purchases to serve its retail needs when the cost of purchased power is less than the incremental cost of its generation. At March 31, 2003, the Company had open forward positions classified as normal sales of electricity of $121 million and normal purchases of electricity of $93 million which are not recorded on the financial statements.

       The Company's Wholesale Operations, including both firm commitments and other wholesale sale activities, are managed through an asset-backed strategy, whereby the Company's aggregate net open position is covered by its own excess generation capabilities. The Company is exposed to market risk if its generation capabilities were disrupted or if its retail load requirements were greater than anticipated. If the Company were required to cover all or a portion of its net open contract position, it would have to meet its commitments through market purchases.

       The Company is exposed to credit risk in the event of non-performance or non-payment by counterparties of its financial derivative instruments. The Company uses a credit management process to assess and monitor the financial conditions of counterparties. The Company's credit risk with its largest counterparty as of March 31, 2003 and December 31, 2002 was $20.2 million and $18.7 million, respectively.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Forward Starting Interest Rate Swaps

       PNM currently has $46 million of tax-exempt bonds outstanding that were callable at a premium beginning December 15, 2002, and an additional $136 million that become callable at a premium in August 2003. PNM intends to refinance these bonds, assuming the interest rate of the refinancing does not exceed the current interest rate of the bonds, and has hedged the entire planned refinancing (see Note 9 - "Subsequent Events - Refinance of Pollution Control Bonds"). The Company received regulatory approval to refund the tax-exempt bonds on October 29, 2002. This approval is effective for one year. In order to take advantage of current low interest rates, PNM entered into five forward starting interest rate swaps in the fourth quarter of 2001 and the first quarter of 2002. PNM designated these swaps as cash flow hedges. The hedged risks associated with these instruments are the changes in cash flows related to general moves in interest rates expected for the refinancing. The swaps effectively cap the interest rate on the refinancing to 4.95% plus an adjustment for PNM's and the industry's credit rating. PNM's assessment of hedge effectiveness is based on changes in the hedge interest rates. The derivative accounting rules, as amended, provide that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same period or periods during which the hedged forecasted transactions settle. Any hedge ineffectiveness is required to be presented in current earnings. There was no material hedge ineffectiveness for the three months ended March 31, 2003. At March 31, 2003, the fair market value of these derivative financial instruments was approximately $21.0 million unfavorable to the Company recorded in accumulated other comprehensive income (loss).

       A forward starting swap does not require any upfront premium and captures changes in the corporate credit component of an investment grade company's interest rate as well as the underlying benchmark. The five forward starting interest rate swaps have a termination date of May 15, 2003 for a combined notional amount of $182.0 million. There were no fees on the transaction, as they are imbedded in the rates, and the transaction will be cash settled on the mandatory strike date, corresponding to the refinancing date of the underlying debt. The settlement will be capitalized as a cost of issuance and amortized over the life of the debt as a yield adjustment provided that the forecasted transactions (interest payments) occur as anticipated.






                           (Intentionally left blank)

                      PNM RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)    Earnings Per Share

       In accordance with SFAS No. 128, Earnings per Share, dual presentation of basic and diluted earnings per share has been presented in the Consolidated Statements of Earnings. The following reconciliation illustrates the impact on the share amounts of potential common shares and the earnings per share amounts for March 31 (in thousands except per share amounts):

                                                           Three Months Ended
                                                               March 31,
                                                            2003        2002
                                                         ----------- -----------
Basic:
Net Earnings from Operations............................   $ 10,894    $ 24,949
Cumulative effect of a change in accounting principle...     37,422           -
                                                         ----------- -----------
Net Earnings............................................     48,316      24,949
Preferred Stock Dividend Requirements...................        146         146
                                                         ----------- -----------
Net Earnings Applicable to Common Stock.................   $ 48,170    $ 24,803
                                                         =========== ===========
Average Number of Common Shares Outstanding.............     39,118      39,118
                                                         =========== ===========
Net Earnings per Share of Common Stock..................     $ 1.23      $ 0.63
                                                         =========== ===========
Earnings from continuing operations.....................       0.28        0.63
Cumulative effect of a change in accounting principle...       0.95           -
                                                         ----------- -----------
Net earnings per share of common stock (basic)..........     $ 1.23      $ 0.63
                                                         =========== ===========
Diluted:
Net Earnings Applicable to Common Stock
Used in basic calculation...............................   $ 48,170    $ 24,803
                                                         =========== ===========
Average Number of Common Shares Outstanding.............     39,118      39,118
Dilutive effect of common stock equivalents (a).........        247         531
                                                         ----------- -----------
Average common and common equivalent shares
Outstanding.............................................     39,365      39,649
                                                         =========== ===========
Net Earnings per Share of Common Stock (Diluted)........     $ 1.22      $ 0.63
                                                         =========== ===========

     (a) Excludes the effect of average anti-dilutive common stock equivalents related to out-of-the-money options of 1,879,087 and 14,000 for the three months ended March 31, 2003 and 2002, respectively.

(5)    Commitments and Contingencies

Natural Gas Explosion

       On April 25, 2001, a natural gas explosion occurred in Santa Fe, New Mexico. The apparent cause of the explosion was a leak from a PNM gas line near the location. The explosion destroyed a small building and injured two persons who were working in the building. PNM's investigation indicates that the leak

                      PNM RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

was an isolated incident likely caused by a combination of corrosion and increased pressure. PNM also cooperated with an investigation of the incident by the PRC's Pipeline Safety Bureau (the "Bureau"), which issued its report on March 18, 2002. The Bureau's report gave PNM notice of probable violations of the New Mexico Pipeline Safety Act and related regulations. PNM and the Bureau staff entered into a compliance agreement addressing the probable violations and filed it with the PRC for approval on March 4, 2003. PNM agreed to undertake a list of twenty-four corrective actions, including internal policy changes, retraining employees and enhancing gas line monitoring. PNM has also agreed to voluntarily accelerate spending on pipeline replacement by more than $10.0 million and to commit an additional $1.8 million to development and implementation of systems to improve gas line management. The compliance agreement was approved by the PRC on March 25, 2003. No civil penalty was imposed. Two lawsuits against PNM by the injured persons along with several claims for property and business interruption damages have been resolved.

Global Electric Agreement

       On October 10, 2002, PNM announced that it had agreed with the PRC staff, the New Mexico Attorney General ("AG"), and other consumer groups on a Global Electric Agreement that provided for joint support to repeal a majority of the New Mexico Utility Industry Restructuring Act of 1999 ("Restructuring Act"), as amended, a five-year rate path, procedures for the Company's participation in wholesale plant activities and other regulatory issues. The Global Electric Agreement was approved by the PRC on January 28, 2003. Legislation repealing the Restructuring Act, as amended, and continuing the authorization for utilities to participate in wholesale plant activities for a limited time according to the Global Electric Agreement was passed by the New Mexico Legislature and signed into law by the Governor on April 8, 2003. In the Global Electric Agreement, PNM agreed to forego recovery of the costs incurred in preparing to transition to a competitive retail market in New Mexico. This resulted in a charge of $16.7 million, pre-tax, in the first quarter of 2003. As a result of the repeal of the Restructuring Act, PNM has re-applied the accounting requirements of SFAS 71 to its regulated generation activities effective January 28, 2003, which did not have a material effect on the Company's financial condition or results of operations.

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

                      PNM RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

(6)    Company Realignment

       On August 22, 2002, the Company was realigned due to the changes in the electric industry and particularly, the negative impact on the Company's earnings and growth prospects from wholesale market uncertainty. The changes included consolidation of similar functions. A total of 85 salaried and hourly employees were notified of their termination as part of the realignment. In accordance with Emerging Issues Task Force 94-3 ("EITF 94-3"), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity", the Company incurred a liability of $8.8 million for severance and other related costs associated with the involuntary termination of employees, which was charged to operations in the quarter ended September 30, 2002. The Company had paid $5.5 million as of March 31, 2003 for such costs.

(7)    Other Income and Deductions

       The following table details the components of other income and deductions for PNM Resources, Inc. and Subsidiaries:

                                                        Three Months Ended
                                                            March 31,
                                                    ---------------------------
                                                        2003          2002
                                                    -------------  ------------
                                                          (In thousands)
       Other income:
       Interest and dividend income...............     $ 10,700      $ 11,832
       Miscellaneous non-operating income.........          506         1,895
                                                    -------------  ------------
                                                       $ 11,206      $ 13,727
                                                    =============  ============
       Other deductions:
       Transition costs write-off.................       16,720             -
       Miscellaneous non-operating deductions.....        1,192         1,497
                                                    -------------  ------------
                                                       $ 17,912        $1,497
                                                    =============  ============




                           (Intentionally left blank)

                      PNM RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

       The following table details the components of other income and deductions for PNM:

                                                        Three Months Ended
                                                            March 31,
                                                    ---------------------------
                                                        2003          2002
                                                    -------------  ------------
                                                          (In thousands)
       Other income:
       Interest and dividend income...............     $ 10,117      $ 10,011
       Miscellaneous non-operating income.........          376           354
                                                    -------------  ------------
                                                       $ 10,493      $ 10,365
                                                    =============  ============
       Other deductions:
       Transition costs write-off.................       16,720             -
       Miscellaneous non-operating deductions.....        1,761         2,126
                                                    -------------  ------------
                                                       $ 18,481        $2,126
                                                    =============  ============

(8)    New and Proposed Accounting Standards

       Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements" ("FIN 46"). In January 2003, the Financial Accounting Standards Board ("FASB") issued FIN 46 to address the consolidation of variable interest entities that have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity and (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities, or (c) the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses. FASB believes that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. There are also additional disclosure requirements for an enterprise that holds significant variable interests in a variable interest entity but is not the primary beneficiary. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date and may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The adoption of FIN 46 as of February 1, 2003, did not have a material impact on the Company's financial condition or results of operations.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

       EITF 02-3 "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities", EITF 98-10 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" and Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). On October 25, 2002, the EITF reached a final consensus on EITF 02-3 that rescinds EITF 98-10 and requires that all energy contracts held for trading purposes be presented on a net margin basis in the statement of earnings. The rescission of EITF 98-10 requires that energy contracts which do not meet the definition of a derivative under SFAS 133 no longer be marked to market and recognized in current earnings. As a result, all contracts which were marked to market under EITF 98-10 and must now be accounted for under the accrual method should be written back to cost with any difference included as a cumulative effect of a change in accounting principle in the period of adoption. This transition provision was effective January 1, 2003. The rescission of EITF 98-10 did not have a material impact on the Company's financial condition or results of operations as all contracts previously marked to market under the definition provided in EITF 98-10 also met the definition of a derivative under SFAS 133 and are properly recorded at fair value with gains and losses recorded in earnings. The Company reviewed its energy contract portfolio to determine whether its contracts meet the definition of trading activities under EITF 02-3. As a result, the Company has reclassified those contracts previously accounted for under EITF 98-10 to a net margin basis for the three months ended March 31, 2002. The Company will not report revenues and cost of energy sold on a net margin basis on a prospective basis as a result of the application of EITF 02-3 as none of the Company's marketing activities meet the definitions of trading activities as prescribed by EITF 02-3.

       The following table details wholesale electric revenues as adjusted under EITF 02-3:

                                                          Three Months Ended
                                                            March 31, 2002
                                                         --------------------
                                                            (In thousands)

       Wholesale revenues..............................         $ 17,743
       Wholesale purchases (EITF 02-3 adjustment)......          (16,488)
                                                           ---------------
       Energy trading margin...........................          $ 1,255
                                                           ===============

       Statement of Financial Account Standards No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). On April 30, 2003, the FASB issued SFAS 149. SFAS 149 amends SFAS 133 for derivative instruments, including certain derivative investments embedded in other contracts and for hedging activities. SFAS 149 also amends certain existing pronouncements. It will require contracts with comparable characteristics to be accounted for similarly. In particular, SFAS 149 clarifies when a contract with an initial net investment meets the characteristics of a derivative and clarifies when a derivative that contains a financing component will require special reporting in the statement of cash flows. SFAS 149 is effective for the Company for contracts entered into or modified after June 30, 2003. The Company is currently evaluating the impact of adopting the requirements of SFAS 149.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)    Subsequent Events

Asset Securitization

       On April 9, 2003, PNM entered into a transaction providing for the securitization of PNM's retail electric service accounts receivable and retail gas service accounts receivable ("AR Securitization"). The total capacity under the AR Securitization is $90 million. Under the AR Securitization, PNM will periodically sell its accounts receivable to a bankruptcy remote subsidiary, PNM Receivables Corp, which in turn sells or pledges an undivided interest in the receivables to an unaffiliated conduit commercial paper issuer. This transaction was previously approved by the PRC on December 17, 2002.

Eastern Interconnection Project ("EIP") Purchase

       On April 1, 2003, PNM exercised its early buyout option related to its 60% ownership interest in the EIP transmission line and related facilities. In conjunction with the early buyout option, PNM retired $26.2 million of 10.25% debt. Additionally, PNM acquired EIP Refunding Corporation, which caused the remaining 10.25% publicly traded EIP Secured Facility Bonds to be retired and effectively defeased that debt. The Company will continue to reflect $4.6 million of lease obligations relating to the 40% interest the Company does not own as off balance sheet debt.

Refinance of Pollution Control Bonds

       On May 13, 2003, the Company priced $182 million of tax-exempt pollution control bonds. The bonds were priced at a one-year interest rate of 2.75%. The bond sale is scheduled to close on May 23, 2003. The bonds will need to be remarketed at the end of the one-year interest rate period. The proceeds will be used to refund the $46 million of pollution control bonds, which became callable on December 15, 2002. Additionally, the remaining $136 million will be placed in an escrow account to be used to refund the same amount of pollution control bonds, which will become callable on August 15, 2003. Both of these issuances were previously hedged.

Pension and Other Post-Retirement Benefits

       On May 13, 2003, the board of directors approved the use of Holding Company stock in the funding of the Company's defined benefit pension plan as well as its retiree medical trust. Corporate plan sponsors may make contributions of common stock to their defined benefit plans of up to 10% of the value of the portfolio without Department of Labor approval; provided that the contribution does not otherwise constitute a prohibited transaction under ERISA.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The Management's Discussion and Analysis of Financial Condition and Results of Operations for the Holding Company and its subsidiaries and PNM is presented on a combined basis. The Holding Company incurs substantially all of the corporate activities of PNM. These activities are billed to PNM on a cost basis to the extent they are for the corporate management of PNM. In January 2002, Avistar and certain inactive subsidiaries were transferred by way of a dividend to the Holding Company pursuant to an order from the PRC. The business of PNM constitutes substantially all of the business of the Company. Therefore, the financial results and results of operations of PNM are virtually identical to the consolidated results of the Holding Company and all its subsidiaries. For discussion purposes, this report will use the term "Company" when discussing matters of common applicability to the Holding Company and PNM. Readers of Management's Discussion and Analysis of Financial Condition and Results of Operations should assume that the information presented applies to consolidated results of operations and financial position of both the Holding Company and its subsidiaries and PNM, except where the context or references clearly indicate otherwise. In the case of contractual obligations of PNM, these obligations are consolidated with the Holding Company and its subsidiaries under GAAP. Broader operational discussions refer to the Company.

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

                              COMPETITIVE STRATEGY

       The Company is positioned as a "merchant utility," primarily operating as a regulated energy service provider. The Company is also engaged in the sale and marketing of electricity in the competitive energy market place. As a utility, PNM has an obligation to serve its customers under the jurisdiction of the PRC. As a wholesale electricity provider, PNM markets excess production from the utility, as well as unregulated generation, into a competitive marketplace. Part of its electric wholesale power operation, it may purchase wholesale electricity in the open market for future resale or to provide energy to retail customers in New Mexico when the Company's generation assets cannot satisfy demand. The wholesale operations utilize an asset-backed strategy, whereby the Company's aggregate net open position for the sale of electricity is covered by the Company's forecasted excess generation capabilities.

       As it currently operates, the Company's principal business segments are Utility Operations and Wholesale Operations ("Wholesale"). Utility Operations include Electric Services ("Electric"), Transmission Services ("Transmission") and Gas Services ("Gas"). Electric consists of the distribution and generation of electricity for retail customers. Wholesale consists of three product lines that include long-term contracts, forward sales and short-term sales.

       The Utility Operations strategy is directed at supplying reasonably priced and reliable energy to retail customers through customer-driven operational excellence, high quality customer service, cost efficient processes, and improved overall organizational performance.

       The Wholesale Operations strategy calls for increased asset-backed energy sales supported by long-term contracts and the wholesale market. The asset-backed sales are actively monitored by management by the use of stringent risk management policies. The Company's future growth plans call for approximately 75% of its new generation portfolio to be committed through long-term contracts, including sales to retail customers. Currently, unregulated generation sales capacity is committed to long-term contract sales in excess of the 75% goal. Any additions will be made with the same commitment to the long-term sales market. Growth will be dependent on market development, and upon the Company's ability to generate funds for the Company's future expansion. Although the current economic environment has led the Company to scale back its expansion plans, the Company will continue to operate in the wholesale market and seek rationally priced asset additions. Expansion of the Company's generating portfolio will depend upon acquiring favorably priced assets at strategic locations and securing long-term commitments for the purchase of power from the acquired plants.





                           (Intentionally left blank)

                              RESULTS OF OPERATIONS

                        Three Months Ended March 31, 2003
                  Compared to Three Months Ended March 31, 2002

Consolidated

       The Company's net earnings available to common shareholders for the three months ended March 31, 2003 were $48.2 million, a 94.4% increase in net earnings compared to $24.8 million in 2002. This increase primarily reflects the cumulative effect of a change in accounting principle for the adoption of SFAS 143 of $37.4 million, net of tax. This increase was partially offset by the write-off of transition costs of $16.7 million and planned and unplanned outages at San Juan Generating Station ("SJGS"). The restricted output from SJGS adversely impacted both the opportunity to generate wholesale revenues in the quarter and also increased purchased power costs.

       The following discussion is based on the financial information presented in the Consolidated Financial Statements - Segment Information Note 2, in the Notes to the Consolidated Financial Statements. Corporate allocations, income taxes and non-operating items are discussed only on a consolidated basis.

Utility Operations

Electric

       The table below sets forth the operating results for the Electric business segment.

                                                  Three Months Ended
                                                        March 31,
                                              -------------------------------
                                                  2003              2002          Variance
                                              --------------   --------------   ------------
                                                               (In thousands)
 Operating revenues.........................      $133,600          $135,419        $(1,819)
 Less: Cost of energy.......................        41,386            40,351          1,035
        Energy transfer.....................       (10,112)           (8,626)        (1,486)
                                              --------------   ---------------  -------------
 Gross margin...............................       102,326           103,694         (1,368)
                                              --------------   ---------------  -------------
 Energy production costs....................        27,712            28,216           (504)
 Transmission and distribution O&M..........         9,268             8,593            675
 Customer related expense...................         2,279             3,910         (1,631)
 Administrative and general.................           781               532            249
                                              --------------   ---------------  -------------
   Total non-fuel O&M.......................        40,040            41,251         (1,211)
                                              --------------   ---------------  -------------
 Corporate allocation.......................        14,128            13,086          1,042
 Depreciation and amortization..............        18,057            17,008          1,049
 Taxes other than income taxes..............         5,849             5,296            553
 Income taxes...............................         6,242             7,437         (1,195)
                                              --------------   ---------------  -------------
   Total non-fuel operating expenses........        84,316            84,078            238
                                              --------------   ---------------  -------------
 Operating income...........................       $18,010           $19,616        $(1,606)
                                              --------------   ---------------  -------------


       The following table shows electric revenues by customer class and average customers:

                                Electric Revenues

                                    Three Months Ended
                                         March 31,
                                ---------------------------
                                   2003           2002         Variance
                                ------------  -------------  -------------
                                             (In thousands)
  Residential..................    $50,963        $50,722          $ 241
  Commercial...................     55,106         55,005            101
  Industrial...................     18,751         19,628           (877)
  Transmission.................      4,557          6,075         (1,518)
  Other........................      4,223          3,989            234
                                ------------  -------------  -------------
                                  $133,600       $135,419       $ (1,819)
                                ============  =============  =============
  Average customers............    392,529        381,661         10,868
                                ============  =============  =============

       The following table shows electric sales by customer class:

                                 Electric Sales
                                (Megawatt hours)

                                   Three Months Ended
                                        March 31,
                              ------------------------------
                                  2003             2002          Variance
                              -------------   --------------   -------------
                                             (In thousands)
Residential................       592,135          588,996           3,139
Commercial.................       720,862          711,259           9,603
Industrial.................       371,635          392,346         (20,711)
Other......................        42,886           46,874          (3,988)
                              -------------   --------------   -------------
                                1,727,518        1,739,475         (11,957)
                              =============   ==============   =============

       Operating revenues decreased $1.8 million or 1.3% for the period.
Retail electricity delivery declined to 1.73 million MWh in 2003 compared to
1.74 million MWh delivered in the prior year, resulting in decreased revenues. This volume decrease was the result of the reclassification of a significant customer from retail to wholesale rates in the first quarter of 2003, partially offset by customer growth. Despite year-over-year customer growth of 2.8%, retail usage remained relatively flat excluding the transfer of a retail customer to wholesale operations. Without the customer reclassification, volume increased 0.7%. In addition, transmission revenues decreased $1.5 million primarily due to lower demand for wheeling to California from PVNGS as a result of lower transmission demand in the California market.

       The gross margin, or operating revenues minus cost of energy sold, decreased $1.4 million or 1.3%. This decrease is due mainly to the decrease in transmission revenues, partially offset by customer growth in the Company's retail electric service territory.

       Total non-fuel O&M expenses decreased $1.2 million or 2.9%. Energy production costs decreased $0.5 million primarily due to costs of $1.9 million related to various planned and unplanned outages at SJGS. However, this increase was mostly offset by decreased costs of $1.7 million at Four Corners related to an outage in 2002 which did not recur in 2003. Customer related expense decreased $1.6 million due to lower bad debt levels as a result of collection improvements. Depreciation and amortization increased $1.0 million due to a higher depreciable plant base.

Gas

       The table below sets forth the operating results for the Gas business segment.

                                                 Three Months Ended
                                                      March 31,
                                          --------------------------------
                                               2003             2002            Variance
                                          ---------------   --------------   ---------------
                                                           (In thousands)
Operating revenues.......................      $146,253         $109,201           $37,052
Cost of energy...........................       104,878           64,749            40,129
                                          ---------------   --------------   ---------------
Gross margin.............................        41,375           44,452            (3,077)
                                          ---------------   --------------   ---------------
Energy production costs..................           510              531               (21)
Transmission O&M.........................         1,640            1,867              (227)
Distribution O&M.........................         6,340            6,064               276
Customer related expense.................         3,788            3,989              (201)
Administrative and general...............            95              574              (479)
                                          ---------------   --------------   ---------------
  Total non-fuel O&M.....................        12,373           13,025              (652)
                                          ---------------   --------------   ---------------
Corporate allocation.....................         8,020            7,553               467
Depreciation and amortization............         5,442            5,062               380
Taxes other than income taxes............         2,041            2,043                (2)
Income taxes.............................         4,103            5,326            (1,223)
                                          ---------------   --------------   ---------------
  Total non-fuel operating expenses......        31,979           33,009            (1,030)
                                          ---------------   --------------   ---------------
Operating income.........................       $ 9,396          $11,443          $ (2,047)
                                          ---------------   --------------   ---------------

       The following table shows gas revenues by customer and average customers:

                                  Gas Revenues

                                    Three Months Ended
                                          March 31,
                              --------------------------------
                                  2003              2002           Variance
                              --------------    --------------   --------------
                                               (In thousands)
  Residential...............       $97,974           $72,112          $25,862
  Commercial................        30,421            22,399            8,022
  Industrial................         1,031               649              382
  Transportation............         3,745             3,611              134
  Other.....................        13,082            10,430            2,652
                              --------------    --------------   --------------
                                  $146,253          $109,201          $37,052
                              ==============    ==============   ==============
  Average customers.........       452,162           443,927            8,235
                              ==============    ==============   ==============

       The following table shows gas throughput by customer class:

                                 Gas Throughput

                                  Three Months Ended
                                       March 31,
                            --------------------------------
                                 2003              2002           Variance
                            --------------   ---------------   --------------
                                       (Thousands of decatherms)
Residential.............          12,206            13,516           (1,310)
Commercial..............           4,334             4,970             (636)
Industrial..............             186               172               14
Transportation..........           8,635             7,397            1,238
Other...................           1,943             1,990              (47)
                            --------------   ---------------   --------------
                                  27,304            28,045             (741)
                            ==============   ===============   ==============

       Operating revenues increased $37.1 million or 34.0% for the period to $146.3 million, primarily because of higher natural gas prices in 2003 as compared to 2002, partially offset by a decrease in gas sales volumes of 2.6%, largely resulting from warmer weather. PNM purchases natural gas in the open market and resells it at cost to its distribution customers. As a result, increases or decreases in gas revenues driven by gas costs do not impact the Company's consolidated gross margin or earnings.

       The gross margin, or operating revenues minus cost of energy sold, decreased $3.1 million or 6.9%. This decrease is due mainly to a weather related decline in gas volumes and the expiration in January 2003 of a rate rider for the recovery of certain costs of $1.0 million. January 2003 was the warmest January in recorded history in New Mexico. The Company currently believes that gas assets are not earning an adequate level of return. As a result, the Company filed a request for increased rates in January 2003 requesting an increase in rates of $37.5 million annually. The Company's last gas rate case filing was in October 1997.

       Total non-fuel O&M expenses decreased $0.7 million or 5.0%. Administrative and general costs decreased $0.5 million or 83.4% primarily due to cost control initiatives.







                           (Intentionally left blank)

Wholesale

       The table below sets forth the operating results for the Wholesale business segment.

                                                        Three Months Ended
                                                            March 31,
                                                -----------------------------------
                                                     2003                2002            Variance
                                                ----------------    ---------------    --------------
                                                                   (In thousands)
   Operating revenues.........................       $ 107,778            $ 56,542          $51,236
   Cost of energy.............................          89,781              46,632           43,149
                                                ----------------    ----------------   --------------
   Gross margin...............................          17,997               9,910            8,087
                                                ----------------    ----------------   --------------
   Energy production costs....................           6,872               6,224              648
   Administrative and general.................           2,050               1,227              823
                                                ----------------    ----------------   --------------
     Total non-fuel O&M.......................           8,922               7,451            1,471
                                                ----------------    ----------------   --------------
   Corporate allocation.......................             929               1,156             (227)
   Depreciation and amortization..............           3,491               1,856            1,635
   Taxes other than income taxes..............             811                 698              113
   Income taxes...............................           1,049                (905)           1,954
                                                ----------------    ----------------   --------------
     Total non-fuel operating expenses........          15,202              10,256            4,946
                                                ----------------    ----------------   --------------
   Operating income (loss)....................         $ 2,795              $ (346)         $ 3,141
                                                ----------------    ----------------   --------------

       The following table shows revenues by customer class:

                               Wholesale Revenues

                                    Three Months Ended
                                         March 31,
                              --------------------------------
                                  2003              2002           Variance
                              --------------    --------------   --------------
                                               (In thousands)
Long-term contracts..........      $26,179           $17,015          $ 9,164
Forward sales................       22,938             1,255           21,683
Short-term sales.............       58,661            38,272           20,389
                              --------------    --------------   --------------
                                  $107,778           $56,542          $51,236
                              ==============    ==============   ==============

       The following table shows sales by customer class:

                                 Wholesale Sales

                                   Three Months Ended
                                        March 31,
                             --------------------------------
                                 2003              2002           Variance
                             --------------   ---------------   --------------
                                              (Megawatt hours)
Long-term contracts.........      501,445           281,153          220,292
Forward sales...............      562,200                 -          562,200
Short-term sales............    1,456,738         1,838,146         (381,408)
                             --------------   ---------------   --------------
                                2,520,383         2,119,299          401,084
                             ==============   ===============   ==============

       Operating revenues increased $51.2 million or 90.6% for the period to $107.8 million. This increase in wholesale electric sales primarily reflects new long-term contract sales and improved wholesale market conditions. The average price realized by the Company was $42 per MWh for the three months ended March 31, 2003 compared to $24 per MWh for the same period in 2002. The Company delivered wholesale (bulk) power of 2.5 million MWh of electricity for the three months ended March 31, 2003, compared to 2.1 million MWh for the same period in 2002. In addition, effective January 1, 2003, the Company adopted EITF 02-3 which resulted in the reclassification of contracts that were previously accounted for under EITF 98-10 to a net margin basis for the three months ended March 31, 2002. Therefore, in 2002, $16.5 million of purchased power expense was netted against revenues for a net margin of $1.3 million in 2002. These sales and purchases were accounted for in the forward sales market.

       The gross margin, or operating revenues minus cost of energy sold, increased $8.1 million or 81.6%. Higher margins were created primarily by new long-term sales contracts, higher market prices and improved market liquidity. The addition of long-term contracts added $5.0 million or 61.7% of the total gross margin increase for the quarter. This increase was partially offset by planned and unplanned outages at SJGS which reduced availability of power for wholesale sales. In addition, the Company had to buy power in the market at higher prices to cover its contractual obligations, which resulted in increased power costs. The Company also had an unfavorable change in the unrealized mark-to-market position of the forward sales portfolio of $2.5 million period-over-period ($1.3 million loss in 2003 versus $1.2 million gain in 2002).

       Total non-fuel O&M expenses increased $1.5 million or 19.7%. Energy production costs increased $0.6 million or 10.4% primarily due to costs of $0.3 million related to various planned and unplanned outages at SJGS. In addition, Afton and Lordsburg, which became operational in late 2002, incurred operating costs of $0.3 million in 2003. Administrative and general increased $0.8 million primarily due to combustion turbine storage costs of $0.5 million. Depreciation and amortization increased $1.6 million primarily due to the addition of the new Lordsburg and Afton gas fired facilities.

Corporate and Other

       Corporate administrative and general, which represent costs that are driven primarily by corporate-level activities, is allocated to the business segments and is presented in the corporate allocation line item in the segment statements. These costs increased $1.8 million or 8.5% for the period to $23.0 million. The increase was due to increased pension and benefits expense of $1.8 million and healthcare costs of $0.8 million. These increases were partially offset by lower compensation costs of $1.1 million.

       Taxes other than income decreased $1.4 million to income of $0.9 million due to the favorable assessment of outstanding tax issues.

Consolidated Non-Operating

Other Income and Deductions

       Other income decreased by $2.5 million or 18.4% reflecting lower year-over-year returns on investments reflecting a decrease in the short-term investment balance.

       Other deductions increased $16.4 million primarily due to a charge of $16.7 million in 2003 for the write-off of transition costs previously capitalized in anticipation of deregulation in New Mexico.

Interest Expense

       Interest expense increased $3.1 million or 20.5% primarily due to increased short-term borrowings and by decreased capitalized interest of $1.6 million.

Income Taxes

       The Company's consolidated income tax expense before the cumulative effect of a change in accounting principle was $6.5 million for the three months ended March 31, 2003, compared to $14.2 million for the three months ended March 31, 2002. The decrease was due to the impact of lower pre-tax earnings. The Company's effective income tax rates for the three months ended March 31, 2003 and 2002 were 37.26% and 36.28%, respectively. The increase in the effective rate period over period was due to the reduction in permanent tax benefits.

Cumulative Effect of a Change in Accounting Principle

       Effective January 1, 2003, the Company adopted SFAS 143. The effect of the initial application of the new standard is reported as a cumulative effect of a change in accounting principle. As a result, the Company recorded additional earnings, net of taxes, of approximately $37.4 million, or $0.95 per diluted common share, representing amounts expensed in prior years in excess of legal obligations related to fossil-fuel and nuclear generation plants.

                               FUTURE EXPECTATIONS

       Based on first quarter results and its financial and operating forecasts for the remainder of the year, the Company reaffirmed its existing 2003 earnings guidance in its earnings release on April 29, 2003. The Company expects 2003 ongoing earnings will be in the range of $1.80 and $2.05 per diluted share, excluding the impact of the adoption of SFAS 143 and the write-off of transition costs.

                         LIQUIDITY AND CAPITAL RESOURCES

       At March 31, 2003, the Company had cash and short-term investments of $54.2 million compared to $83.3 million in cash and short-term investments at December 31, 2002.

       Cash provided by operating activities for the three months ended March 31, 2003 was $6.3 million compared to $13.0 million for the three months ended March 31, 2002. This decrease was primarily due to an increase in accounts receivable resulting from higher wholesale electric prices and volume and higher gas prices in the current quarter. The Company did not make its first quarter 2001 estimated federal income tax payment of $32.0 million until January 2002 because of an extension granted by the IRS to taxpayers in several counties in New Mexico as a result of wildfires in 2000. This non-recurring payment in 2002 partially offset the decrease in cash from operating activities period over period.

       Cash provided by investing activities was $32.8 million in 2003 compared to cash used for investing activities of $62.5 million in 2002. The cash provided by investing activities in 2003 included the redemption of short-term investments of $79.4 million in 2003 at the parent level only. Cash used in 2002 for investing activities includes construction expenditures for new generating plants of $29.9 million. Payments for combustion turbines not yet included in plant were $11.1 million in 2003 compared to $7.8 million in 2002. In addition, cash used for investing activities in 2003 included the re-purchase of the Company's EIP bonds in the open market for $7.4 million.

       Cash generated by financing activities was $10.5 million in 2003 compared to $47.8 million in 2002. Financing activities consisted of primarily short-term borrowings of $20.0 million in 2003 compared to $58.8 million in 2002 for liquidity reasons, partially offset by an 8% increase in cash payments for common stock dividends in 2003.

Pension and Other Post-Retirement Benefits

       On May 13, 2003, the board of directors approved the use of Holding Company stock in the funding of the Company's defined benefit pension plan as well as its retiree medical trust. Corporate plan sponsors may make contributions of common stock to their defined benefit plans of up to 10% of the value of the portfolio without Department of Labor approval; provided that the contribution does not otherwise constitute a prohibited transaction under ERISA.

Capital Requirements

       Total capital requirements include construction expenditures as well as other major capital requirements and cash dividend requirements for both common and preferred stock. The main focus of the Company's current construction program is upgrading generation systems, upgrading and expanding the electric and gas transmission and distribution systems, and purchasing nuclear fuel. To preserve a strong financial position, the Company announced in 2002 its plans to eliminate capital expenditures for previously planned generation expansion until market conditions warrant further investment. Projections for total capital requirements for 2003 are $176 million and projections for construction expenditures for 2003 are $156 million. For 2003-2007 projections, total capital requirements are $800 million and construction expenditures are $708 million. These estimates are under continuing review and subject to on-going adjustment.

       In the three months ended March 31, 2003, the Company utilized cash generated from operations and cash on hand, as well as its liquidity arrangements, to cover its construction commitments. The Company anticipates that internal cash generation and current debt capacity will be sufficient to meet all its capital requirements for the years 2003 through 2007. To cover the difference in the amounts and timing of cash generation and cash requirements, the Company intends to use short-term borrowings under its current and future liquidity arrangements.

Liquidity

       As of May 1, 2003, PNM had $305 million of liquidity arrangements. The liquidity arrangements consist of $195 million from an unsecured revolving credit facility ("Credit Facility"), a $90 million from an accounts receivable securitization program ("AR Securitization") and $20 million in local lines of credit. PNM entered into a new revolving credit facility on December 19, 2002, which increased borrowing capacity from $150 million to $195 million. This facility will mature December 18, 2003. PNM entered into its AR Securitization on April 9, 2003 which increased liquidity capacity by up to $90 million (see below). This facility will mature April 9, 2006. There were $120 million in borrowings against the Credit Facility and the Company was using $50 million of the AR Securitization capacity as of May 1, 2003. In addition, the Holding Company has $15 million in local lines of credit.

       On April 9, 2003, the Company entered into a transaction providing for the securitization of PNM's retail electric service accounts receivable and retail gas services accounts receivable. The total capacity under the AR Securitization is $90 million. Under the AR Securitization, PNM will periodically sell its accounts receivable to a bankruptcy remote subsidiary, PNM Receivables Corp, which in turn sells or pledges an undivided interest in the receivables to an unaffiliated conduit commercial paper issuer. This transaction was previously approved by the PRC on December 17, 2002.

       On April 1, 2003, PNM exercised its early buyout option related to its 60% ownership interest in the EIP transmission line and related facilities. In conjunction with the early buyout option, PNM retired $26.2 of 10.25% debt. Additionally, PNM acquired EIP Refunding Corporation, which caused the remaining 10.25% publicly traded EIP Secured Facility Bonds to be retired and effectively defeased that debt. The Company will continue to reflect $4.6 million of lease obligations relating to the 40% interest the Company does not own as off balance sheet debt.

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

       PNM's credit outlook is considered stable by Moody's Investor Services, Inc. ("Moody's") and Standard and Poor's Ratings Services ("S&P") and positive by Fitch, Inc. ("Fitch"). The Company is committed to maintaining or improving its investment grade ratings. S&P currently rates PNM's senior unsecured notes ("SUNs") "BBB-" and its preferred stock "BB". Moody's rates PNM's SUNs and senior unsecured pollution control revenue bonds "Baa3" and preferred stock "Ba1". Fitch rates PNM's SUNs and senior unsecured pollution control revenue bonds "BBB-" and PNM's preferred stock "BB-." Investors are cautioned that a security rating is not a recommendation to buy, sell or hold securities, that it is subject to revision or withdrawal at any time by the assigning rating organization, and that each rating should be evaluated independently of any other rating.

Planned Financing Activities

       As of March 31, 2003, PNM had $268.4 million of long-term debt that matures in August 2005. All other long-term debt of PNM matures in 2016 or later. The Company could enter into other long-term financings for the purpose of strengthening its balance sheet, funding growth and reducing its cost of capital. The Company continues to evaluate its investment and debt retirement options to optimize its financing strategy and earnings potential. No additional first mortgage bonds may be issued under PNM's mortgage. The amount of SUNs that may be issued is not limited by the SUNs indenture. However, debt-to-capital requirements in certain of PNM's financial instruments and regulatory agreements would ultimately limit the amount of additional debt PNM would issue.

       PNM currently has $46 million of tax-exempt bonds outstanding that were callable at a premium beginning December 15, 2002, and an additional $136 million that become callable at a premium in August 15, 2003. PNM intends to refinance these bonds, assuming the interest rate of the refinancing does not exceed the current interest rate of the bonds, and has hedged the entire planned refinancing. The Company received regulatory approval to refund the tax-exempt bonds on October 29, 2002. This approval is effective for one year. In order to take advantage of current low interest rates, PNM entered into five forward starting interest rate swaps in the fourth quarter of 2001 and the first quarter of 2002. PNM designated these swaps as cash flow hedges. The hedged risks associated with these instruments are the changes in cash flows related to general moves in interest rates expected for the refinancing. The swaps effectively cap the interest rate on the refinancing to 4.95% plus an adjustment for PNM's and the industry's credit rating. PNM's assessment of hedge effectiveness is based on changes in the hedge interest rates. The derivative accounting rules, as amended, provide that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same period or periods during which the hedged forecasted transactions settle. Any hedge ineffectiveness is required to be presented in current earnings. There was no material hedge ineffectiveness in the three months ended March 31, 2003. At March 31, 2003, the fair market value of these derivative financial instruments was approximately $21.0 million unfavorable to the Company.

       A forward starting swap does not require any upfront premium and captures changes in the corporate credit component of an investment grade company's interest rate as well as the underlying benchmark. The five forward starting interest rate swaps have a termination date of May 15, 2003 for a combined notional amount of $182.0 million. There were no fees on the transaction, as they are imbedded in the rates, and the transaction will be settled in cash on the mandatory strike date corresponding to the refinancing date of the underlying debt. The settlement will be capitalized as a cost of issuance and amortized over the life of the debt as a yield adjustment provided that the forecasted transactions (interest payments) occur as anticipated. The Company believes that it will recover any hedge cost which could not be capitalized under accounting rules in its next rate proceeding.

       On May 13, 2003, the Company priced $182 million of tax exempt pollution control bonds. The bonds were priced at a one-year interest rate of 2.75%. The bond sale is scheduled to close on May 23, 2003. The bonds will need to be remarketed at the end of the one-year interest rate period. The proceeds will be used to refund the $46 million of pollution control bonds, which became callable on December 15, 2002. Additionally, the remaining $136 million will be placed in an escrow account to be used to refund the same amount of pollution control bonds, which will become callable on August 15, 2003. Both of these issuances were previously hedged.

Capital Structure

       The Company's capitalization, including current maturities of long-term debt, at March 31, 2003 and December 31, 2002 is shown below:

                                              March 31,         December 31,
                                                2003                2002
                                          ----------------   -----------------

         Common Equity...................        50.2%              49.2%
         Preferred Stock.................         0.6                0.7
         Long-term Debt..................        49.2               50.1
                                          ----------------   -----------------
            Total Capitalization*........       100.0%             100.0%
                                          ================   =================

       * Total capitalization does not include as debt the present value of PNM's operating lease obligations for PVNGS Units 1 and 2, EIP and the Delta operating lease which was $184 million as of March 31, 2003 and $196 million as of December 31, 2002.

                         OTHER ISSUES FACING THE COMPANY

                   RESTRUCTURING THE ELECTRIC UTILITY INDUSTRY

State

       In April 1999, the Restructuring Act was enacted into law. The Restructuring Act would have opened the state's electric power market to customer choice. On October 10, 2002, PNM announced that it had agreed with the PRC Staff, the AG, and other consumer groups on a Global Electric Agreement that provided for joint support to repeal a majority of the Restructuring Act, as amended, a five-year rate path, procedures for the Company's participation in wholesale plant activities and other regulatory issues. The Global Electric Agreement was approved by the PRC on January 28, 2003. Legislation repealing the Restructuring Act, as amended, and continuing the authorization for utilities to participate in wholesale plant activities for a limited time was passed by the New Mexico Legislature and signed into law by the Governor on April 8, 2003. In the Global Electric Agreement, PNM agreed to forego recovery of the costs incurred in preparing to transition to a competitive retail market in New Mexico. This resulted in a charge of $16.7 million, pre-tax, in the first quarter of 2003. As a result of the repeal of the Restructuring Act, PNM has re-applied the accounting requirements of SFAS 71 to its regulated generation activities effective January 28, 2003, which did not have a material effect on the Company's financial condition or results of operations.

Federal

       On April 11, 2003, the House of Representatives passed H.R. 6, comprehensive energy legislation, which addresses numerous energy-related issues including repeal of the Public Utility Holding Company Act ("PUHCA"), reform of the Public Utility Regulatory Policy Act ("PURPA") and federal jurisdiction over electric transmission. On April 30, 2003, the Senate Energy and Natural Resources Committee reported out S. 14, the Energy Policy Act of 2003. The bill contains an electricity title which among other things prevents the FERC from issuing final rules on Standard Market Design prior to July 1, 2005, and addresses RTO formation, comparable access on public power systems, native load protections, market manipulation and PUHCA repeal. Because of the extensive debate expected in the Senate, it is unknown when a vote on final passage may occur. Differences between H.R. 6 and S. 14, if passed, would then be the subject of conference committee discussions. The Company is unable to predict if energy legislation will be passed or if passed, what form it will take, or if it will be signed by the President if passed.

                                  WATER SUPPLY

       There is a growing concern in New Mexico about the use of water for power plants, due to the state's arid climate and current drought conditions. The availability of sufficient water supplies to meet all the needs of the state, including growth, is a major issue. An interim committee of the legislature refused to support legislation mandating the use of dry cooling technology. Legislation requiring a water conservation plan as part of an application for siting generation plants of a certain size was considered, but defeated, in the 2003 session. In building the Afton and Lordsburg plants, the Company has secured sufficient water rights.

       The Four Corners region, in which SJGS and Four Corners are located, has been experiencing drought conditions that may affect the water supply for the plants in 2003, as well as later years, if adequate moisture is not received in the watershed that supplies the area. United States Bureau of Reclamation ("USBR") is working to assess the adequacy of the water supply under PNM's USBR contract for 16,200 acre feet of water that supplies SJGS. Additionally, various stakeholders in the San Juan Basin, including the New Mexico State Engineer, are evaluating what water rights might be affected by the drought conditions, including water rights pursuant to the New Mexico state permit that provide 8,000 acre feet of water to SJGS and approximately 28,000 acre feet of water for Four Corners. In April 2003, a supplemental water supply contract was negotiated between PNM and the Jicarilla Apache Nation to assist SJGS in meeting its water requirement even if there is a water shortage. Certain environmental approvals still need to be obtained in connection with this arrangement that will allow PNM to use up to 10,000 acre-feet of the Jicarilla Apache Nation's reservoir water if the USBR declares a shortage this summer. PNM does not believe that its operations will be materially affected at this time. However, PNM cannot forecast the weather situation and its ramifications with any degree of certainty or how regulators and legislators may impact PNM's situation in the future, should the drought continue.

                  WESTERN UNITED STATES WHOLESALE POWER MARKET

       Various circumstances, including electric power supply shortages, weather conditions, gas supply costs, transmission constraints, and alleged market manipulation by certain sellers, resulted in the well-publicized "California energy crisis" and in the bankruptcy filings of the California Power Exchange ("Cal PX") and of Pacific Gas and Electric Company ("PG&E"), although the turmoil in the Western markets was not limited to California. However, since the third quarter of 2001, conditions in the Western wholesale power market have changed substantially as the result of regulatory actions, moderate weather conditions, conservation measures, the construction of additional generation, and a decline in natural gas prices, as well as the lingering slowdown in the regional economy.

       As a result of the foregoing conditions in the Western market, the FERC and other federal and state governmental authorities are conducting investigations and other proceedings relevant to the Company and other sellers. The more significant of these in relation to the Company are summarized below.

California Refund Proceeding

       By order dated June 19, 2001, in response to a complaint filed by San Diego Gas and Electric Company ("SDG&E") and other California buyers against sellers into the California wholesale electric market, the FERC directed one of its administrative law judges ("ALJ") to convene a settlement conference to address potential refunds owed by sellers into the California market. The settlement conference, in which PNM participated, was ultimately unsuccessful, and the ALJ recommended to the FERC that an evidentiary hearing be held to resolve the dispute, suggesting that refunds were due; however, the estimated refunds were significantly lower than those demanded by California, and in most instances, were offset by the amounts due suppliers from the Cal PX and the California Independent System Operator ("Cal ISO"). The California parties had demanded refunds of approximately $9 billion from power suppliers. Hearings on the refunds were held in September 2002 and the ALJ issued his Proposed Findings on California Refund Liability on December 12, 2002, in which he determined that the Cal ISO had, for the most part, calculated the amounts of the refunds correctly. In his appendix identifying the amounts of the refunds, he identified what he termed "ballpark" figures for the amount of refunds due under his order. PNM was identified as having a refund liability of approximately $4.3 million, while being owed approximately $7 million from the Cal ISO. Pursuant to the FERC's order, PNM filed, in conjunction with the competitive supplier group, initial comments on January 13, 2003 to the ALJ's preliminary findings addressing errors the Company believes the ALJ made in his proposed findings and reply comments on February 3, 2003. On March 26, 2003, the FERC issued an order largely adopting the ALJ's findings, but requiring a change to the formula used to calculate refunds, based upon concerns that the indices for California gas prices, a major element in the formula, had been subject to potential manipulation and were unverifiable. The effect of this change will be to increase the Company's refund liability, although the precise amount will not be known with certainty until the Cal ISO and Cal PX recalculate refund amounts after the FERC has acted upon requests for rehearing that likely will be filed by the parties.

       In addition, prior to the December 12, 2002 ALJ decision, the Ninth Circuit Court of Appeals ordered the FERC to allow the parties in the case to provide additional evidence in the case concerning allegations of market manipulation by sellers. Several California parties submitted additional evidence on March 3, 2003, which they argue supports their position that virtually all market participants either engaged in specific market manipulation strategies or facilitated such strategies, including PNM. PNM maintains that it did not engage in improper wholesale activities, and filed reply evidence on March 20, 2003 denying the allegations against it. PNM cannot predict what effect the FERC's review of this additional evidence will have on its rulings in the refund proceeding or the determination of specific refund amounts. The Company is unable to predict the ultimate outcome of this FERC proceeding, or whether PNM will be directed to make any refunds as the result of a FERC order.

  Pacific Northwest Refund Proceeding

       In addition to the California refund proceedings, Puget Sound Energy, Inc., ("Puget Sound") filed a complaint at the FERC alleging that spot market prices in the Pacific Northwest wholesale electric market were unjust and unreasonable. On September 24, 2001, the ALJ issued a recommended decision and declined to order refunds associated with wholesale electric sales in the Pacific Northwest. Prior to the FERC acting on the ALJ's recommended decision, several parties joined in filing a motion at the FERC requesting the FERC to reopen the proceeding, in view of the issuance of the FERC Staff's initial report on the Enron trading strategies, to permit further investigation and discovery into transactions in the wholesale electric market in the Pacific Northwest. The FERC re-opened the docket to receive additional evidence from the parties. The FERC did not remand the case to the ALJ, but determined to undertake itself the review of any additional evidence in conjunction with the ALJ's recommended decision. On March 3, 2003, Puget Sound and other parties submitted additional evidence to the FERC alleging the existence of unlawful wholesale electric prices in the Pacific Northwest and that the FERC should require sellers to provide refunds for spot market bilateral sales transactions in the Pacific Northwest. The Company believes there is nothing in this additional evidence that requires the FERC to reverse the prior decision of the ALJ denying refunds. At a recent open meeting, the FERC commissioners indicated a willingness to order refunds for the period December 25, 2000-June 20, 2001, based on their perceptions that California spot market prices were closely linked to Pacific Northwest spot market prices during the relevant period. However, the FERC has not yet issued an order requiring refunds. The Company is unable to predict the ultimate outcome of this FERC proceeding, or whether PNM will be directed to make any refunds as the result of an order by the FERC.

FERC Investigation of "Enron-Like" Trading Practices

       The FERC has also initiated a market manipulation investigation, partially in response to the bankruptcy filing of the Enron Corporation ("Enron") and to allegations that Enron may have engaged in manipulation of portions of the Western wholesale power market. In connection with that investigation, all FERC jurisdictional and non-jurisdictional sellers into Western electric and gas markets have been required to submit data regarding short-term transactions in 2000-2001. PNM made its data submission in April 2002. Subsequently, in May 2002, new Enron documents came to light that raised additional concerns about Enron's trading practices. In light of these new revelations, the FERC issued additional orders in the pending investigation requiring sellers to respond to detailed questions by admitting or denying that they had engaged in trading practices similar to those practiced by Enron and certain other sellers, including so-called "wash" transactions. The FERC issued supplemental requests for data submissions. In its responses to the FERC requests, PNM denied that it had engaged in improper activities such as those identified in Enron's memos and also denied engaging in "wash" transactions. PNM admitted engaging in certain activities described in the memos that were not improper. Where appropriate, PNM's responses addressed any arguable similarities between any of its wholesale activities and those under investigation by the FERC. In August 2002 the FERC staff issued a preliminary report on its findings, recommending that the FERC initiate formal investigative proceedings directed at three companies and the FERC has done so. The Company was not among the companies named. On March 26, 2003, the FERC staff issued its final report, which addressed various types of conduct that the FERC staff believes may have violated market monitoring protocols in the Cal ISO and Cal PX tariffs. Based on the final report, the FERC has issued orders to certain companies, including Enron, requiring them to show cause why the FERC should not revoke their authorizations to sell electricity at market-based rates. In addition, the FERC staff has recommended that the FERC issue orders requiring certain entities to show cause why they should not be required to disgorge profits associated with conduct deemed to violate the Cal ISO and Cal PX tariffs, or be subject to other remedial action. The FERC staff has recommended that PNM be one of the entities required to show cause why it should not disgorge profits related to its business dealings with Enron and Enron's employment of certain trading strategies deemed to be manipulative. The scope of this recommendation is not clear. The discussion of PNM in the final staff report relates to a proposed business arrangement not entered into by PNM, but it is not clear whether a show cause order, if issued, would also address routine market transactions between PNM and Enron, or any other transactions. The FERC has not yet acted upon this staff recommendation. The FERC also has invited parties to submit comments on the FERC staff's analysis of the Cal ISO and Cal PX market monitoring protocols and the FERC's authority to remedy purported violations of those protocols. The Company cannot predict the outcome of this investigation.

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

California Attorney General Threatened Litigation

       The California Attorney General has filed several lawsuits in California state court against certain power marketers for alleged unfair trade practices involving alleged overcharges for electricity. In April 2002, the California Attorney General notified PNM of its intention to file a complaint in California state court against PNM concerning its alleged failure to file rates for wholesale electricity sold in California and for allegedly charging unjust and unreasonable rates in the California markets. The letter invited PNM to contact the California Attorney General's office before the complaint was filed, and PNM has met several times with representatives of the California Attorney General's office. Further discussions are contemplated. To date, a lawsuit has not been filed by the California Attorney General and the Company cannot predict the outcome of this matter.

California Antitrust Litigation

       Several class action lawsuits have been filed in California state courts against electric generators and marketers, alleging that the defendants violated the law by manipulating the market to grossly inflate electricity prices. Named defendants in these lawsuits include Duke Energy Corporation ("Duke") and related entities along with other named sellers into the California market and numerous other "unidentified defendants." Certain of these lawsuits were consolidated for hearing in state court in San Diego. In May 2002, the Duke defendants in the foregoing state court litigation served a cross-claim on PNM. Duke also cross-claimed against many of the other sellers into California. Duke asked for declaratory relief and for indemnification for any damages that might ultimately be imposed on Duke. Several defendants removed the case to federal court. The federal judge has entered an order remanding the matter to state court, but the effect of that ruling has been stayed pending appeal. PNM has joined with other cross-defendants in motions to dismiss the cross-claim. The Company believes it has meritorious defenses but cannot predict the outcome of this matter.

Block Forward Agreement Litigation

       On February 1, 2002, PNM was served with a declaratory relief complaint filed by the State of California in California state court. The state's declaratory relief complaint seeks a determination that the state is not liable for its commandeering of certain energy contracts known as "Block Forward Agreements". The Block Forward Agreements were a form of futures contracts for the purchase of electricity at below-market prices and served as security for payment by PG&E and SCE for their electricity purchases through the Cal PX. When PG&E and SCE defaulted on payment obligations incurred through the Cal PX, the Cal PX moved to liquidate the Block Forward Agreements to satisfy in part the obligations owed by PG&E and SCE. Before the Cal PX could liquidate the Block Forward Agreements, California commandeered them for its own purposes. In March 2001, PNM and other similarly situated sellers of electricity through the Cal PX filed claims for damages with the California state Victims Compensation and Government Claims Board ("Victims Claims Board") on the theory that the state, by commandeering the Block Forward Agreements, had deprived them of security to which they were entitled under the terms of the Cal PX's tariff. The Victims Claims Board filing was an administrative remedy that served as a mandatory prerequisite to filing suit against the state for recovery of damages related to the commandeering of the Block Forward Agreements. The Victims Claims Board denied PNM `s claim on March 22, 2002. PNM filed a complaint against the State of California in California state court on September 20, 2002 seeking damages for the state's commandeering of the Block Forward Agreements and requesting judicial coordination with the state's declaratory relief action filed in February 2002 on the basis that the two actions raise essentially the same issues. The California state court has stayed the proceedings through July 2003 pending resolution of certain related issues before the FERC.

                      Citizen Suit Under the Clean Air Act

       By letter dated January 9, 2002, counsel for the Grand Canyon Trust and Sierra Club (collectively, "GCT") notified PNM of GCT's intent to file a so-called "citizen suit" under the Clean Air Act, alleging that PNM and co-owners of the SJGS violated the Clean Air Act, and the implemention of federal and state regulations, at SJGS. Pursuant to that notification, on May 16, 2002, the GCT filed suit in federal district court in New Mexico against PNM

(but not against the other SJGS co-owners). The suit alleges two violations of the Clean Air Act and related regulations and permits. First, GCT argues that the plant has violated, and is currently in violation of, the federal PSD rules, as well as the corresponding provisions of the New Mexico Administrative Code, at SJGS Units 3 and 4. Second, GCT alleges that the plant has "regularly violated" the 20% opacity limit contained in SJGS's operating permit and set forth in federal and state regulations at Units 1, 3 and 4. The lawsuit seeks penalties as well as injunctive and declaratory relief. PNM filed its answer in federal court on June 6, 2002, denying the material allegations in the complaint. Both sides in the litigation have filed motions for partial summary judgment and on May 9, 2003 the court held a hearing on all pending motions. At the conclusion of the hearing, the court denied the summary judgment motions relating to the opacity claims, meaning that the opacity issues will go to trial on the merits. The court took under advisement the summary judgment motions relating to the PSD issues, but indicated that a ruling on those issues would be forthcoming prior to trial. A trial date on liability issues had been scheduled on a trailing docket for June 2003 but at the May 9 hearing the court indicated that the trial would be deferred until August 2003 at the earliest. Based on its investigation to date, the Company firmly believes that the allegations are without merit and PNM vigorously disputes the allegations. PNM has always adhered and continues to adhere to high environmental standards as evidenced by its ISO 14000 certification. The Company is, however, unable to predict the ultimate outcome of the matter.

                              NATURAL GAS EXPLOSION

       On April 25, 2001, a natural gas explosion occurred in Santa Fe, New Mexico. The apparent cause of the explosion was a leak from a PNM gas line near the location. The explosion destroyed a small building and injured two persons who were working in the building. PNM's investigation indicates that the leak was an isolated incident likely caused by a combination of corrosion and increased pressure. PNM also cooperated with an investigation of the incident by the PRC's Pipeline Safety Bureau (the "Bureau"), which issued its report on March 18, 2002. The Bureau's report gave PNM notice of probable violations of the New Mexico Pipeline Safety Act and related regulations. PNM and the Bureau staff entered a compliance agreement addressing the probable violations and filed it with the PRC for approval on March 4, 2003. PNM agreed to undertake a list of twenty-four corrective actions, including internal policy changes, retraining employees and enhancing gas line monitoring. PNM has also agreed to voluntarily accelerate spending on pipeline replacement by more than $10.0 million and to commit an additional $1.8 million to development and implementation of systems to improve gas line management. The compliance agreement was approved by the PRC on March 25, 2003. No civil penalty was imposed. Two lawsuits against PNM by the injured persons along with several claims for property and business interruption damages have been resolved.

                         LANDOWNER ENVIRONMENTAL CLAIMS

       In March 2002, a lawsuit was filed in New Mexico state court by a landowner owning property in the vicinity of SJGS, against PNM and SJCC. The complaint seeks $20 million in damages, plus pre-judgment interest and punitive damages, based on allegations related to the alleged discharge of pollutants into an arroyo near the plant, including damage to the plaintiff's livestock. A jury trial has been demanded. PNM has denied the allegations of wrongdoing and has vigorously defended this matter. After the court entered an order compelling the plaintiff to answer PNM's discovery requests, the plaintiff filed a motion to dismiss his lawsuit without prejudice. PNM responded that the dismissal should be with prejudice and questions associated with dismissal will be addressed at a court hearing scheduled for June 4, 2003.

                          PNM LABOR UNION NEGOTIATIONS

       PNM and the International Brotherhood of Electrical Workers ("IBEW") Local Union 611 entered into negotiations for a successor agreement during the later part of the first quarter of 2003. The current collective bargaining agreement, which covers the approximately 580 bargaining unit employees in Electric Operations, expired on May 1, 2003. PNM and IBEW agreed to a 30-day extension of the agreement, making the extended expiration date May 30, 2003. During this time, PNM and IBEW will continue negotiations. In the event an agreement is not reached by the extended expiration date, either party may then terminate the agreement anytime thereafter by giving 30 days written notice. While PNM believes that its relations with its employees are satisfactory, a dispute between the Company and its employees' representative could have a material adverse effect on PNM.

                      NEW AND PROPOSED ACCOUNTING STANDARDS

       Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements" ("FIN 46"). In January 2003, the FASB issued FIN 46 to address the consolidation of variable interest entities that have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity and (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities, or (c) the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses. FASB believes that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. There are also additional disclosure requirements for an enterprise that holds significant variable interests in a variable interest entity but is not the primary beneficiary. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date and may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The adoption of FIN 46 as of February 1, 2003, did not have a material impact on the Company's financial condition or results of operations.

       EITF 02-3 "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities", EITF 98-10 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" and Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities". On October 25, 2002, the EITF reached a final consensus on EITF 02-3 that rescinds EITF 98-10 and requires that all energy contracts held for trading purposes be presented on a net margin basis in the statement of earnings. The rescission of EITF 98-10 requires that energy contracts which do not meet the definition of a derivative under SFAS 133 no longer be marked to market and recognized in current earnings. As a result, all contracts which were marked to market under EITF 98-10 and must now be accounted for under the accrual method should be written back to cost with any difference included as a cumulative effect of a change in accounting principle in the period of adoption. This transition provision was effective January 1, 2003. The rescission of EITF 98-10 did not have a material impact on the Company's financial condition or results of operations as all contracts previously marked to market under the definition provided in EITF 98-10 also met the definition of a derivative under SFAS 133 and are properly recorded at fair value with gains and losses recorded in earnings. The Company reviewed its energy contract portfolio to determine whether its contracts meet the definition of trading activities under EITF 02-3. As a result, the Company has reclassified those contracts previously accounted for under EITF 98-10 to a net margin basis for the three months ended March 31, 2002. The Company will not report revenues and cost of energy sold on a net margin basis on a prospective basis as a result of the application of EITF 02-3 as none of the Company's marketing activities meet the definitions of trading activities as prescribed by EITF 02-3.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

       The Company uses derivative financial instruments to manage risk as it relates to changes in natural gas and electric prices, changes in interest rates and, historically, adverse market changes for investments held by the Company's various trusts. Additionally, the Company uses derivative instruments based on certain financial composite indices as part of its enhanced cash management program. The Company also uses certain derivative instruments for wholesale power marketing transactions in order to take advantage of favorable price movements and market timing activities in the wholesale power markets. The following additional information is provided.

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

       The RMC also proposes Value at Risk ("VAR") limits to the Finance Committee. The Finance Committee ultimately sets the aggregate VAR limits.

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

Commodity Risk

       Marketing and procurement of energy often involves market risks associated with managing energy commodities and establishing open positions in the energy markets, primarily on a short-term basis. These risks fall into three different categories: price and volume volatility, credit risk of counterparties and adequacy of the control environment. PNM routinely enters into forward contracts and options to hedge purchase and sale commitments, fuel requirements and to enhance returns and minimize the risk of market fluctuations on the Wholesale Operations.

       The Company's Wholesale Operations, including long-term contracts, forward sales and short-term sales, are managed through an asset-backed marketing strategy, whereby PNM's aggregate net open forward contract position is covered by its forecasted excess generation capabilities. PNM is exposed to market risk if its generation capabilities were disrupted or if its retail load requirements were greater than anticipated. If PNM were required to cover all or a portion of its net open contract position, it would have to meet its commitments through market purchases.

       Under the derivative accounting rules and the related accounting rules for energy contracts, the Company accounts for its various financial derivative instruments for the purchase and sale of energy differently based on management's intent when entering into the contract. Energy contracts which meet the definition of a derivative under SFAS 133 and do not qualify for a normal purchase or sale designation are recorded on the balance sheet at fair market value at each period end. The changes in fair market value are recognized in earnings unless specific hedge accounting criteria are met. Should an energy transaction qualify as a hedge under SFAS 133, fair market value changes from year to year are recognized on the balance sheet with a corresponding charge to other comprehensive income. Gains or losses are recognized when the hedged transaction settles. Derivatives that meet the normal sales and purchases exceptions within SFAS 133 are not marked to market but rather recorded in results of operations when the underlying transaction settles.

       The following table shows the net fair value of mark-to-market energy contracts included in the balance sheet:

                                                          March 31,     December 31,
                                                             2003           2002
                                                        -------------  --------------
                                                               (In thousands)

 Mark-to-Market Energy Contracts:
   Current asset......................................    $  16,081        $  4,531
   Long-term asset....................................          659             267
                                                        -------------  --------------
        Total mark-to-market assets...................       16,740           4,798
                                                        -------------  --------------
   Current liability..................................      (18,085)         (5,725)
   Long-term liability................................            -               -
                                                        -------------  --------------
        Total mark-to-market liabilities..............      (18,085)         (5,725)
                                                        -------------  --------------
 Net fair value of mark-to-market energy contracts....    $  (1,345)        $  (927)
                                                        =============  ==============

       The mark-to-market energy portfolio positions at March 31, 2003 and December 31, 2002 represent net liabilities after netting all open purchase and sale contracts.

       The market prices used to value PNM's mark-to-market energy portfolio are based on closing exchange prices and broker quotations. As of March 31, 2003 and December 31, 2002, PNM did not have any outstanding contracts that were valued using methods other than quoted prices. The Company did not change its methods for valuing its mark-to-market energy portfolio in 2003 as compared to 2002.

       The following table provides detail of changes in the Company's mark-to-market energy portfolio net asset or liability balance sheet position from one period to the next:

                                                      Three Months Ended
                                                           March 31,
                                                     2003              2002
                                                ---------------    -------------
                                                        (In thousands)
   Sources of Fair Value Gain/(Loss)
   Fair value at beginning of year...........          $ (927)        $(30,440)

   Amount realized on contracts delivered
      during period..........................             841            8,227

   Changes in fair value.....................          (1,259)           1,283
                                                ---------------    -------------
   Net fair value at end of period...........         $(1,345)        $(20,930)
                                                ===============    =============
   Net change recorded as mark-to-market.....          $ (418)        $  9,510
                                                ===============    =============

       The following table provides the maturity of the net assets/(liabilities) of the Company, giving an indication of when these mark-to-market amounts will settle and generate/(use) cash. The following values were determined using broker quotes:

                        Fair Value at March 31, 2002

                                Maturities
         ---------------------------------------------------------
             Less than
               1 year            1-3 Years            Total
         -------------------   ---------------   -----------------
                               (In thousands)

                   $(1,904)             $ 559       $ (1,345)

       As of March 31, 2003, a decrease in market pricing of PNM's mark-to-market energy portfolio by 10% would have resulted in a decrease in net earnings of less than 1%. Conversely, an increase in market pricing of this portfolio by 10% would have resulted in an increase in net earnings of less than 1%.

       At March 31, 2003, the market value of PNM's normal sales and purchases of electricity was a $47.6 million asset using the valuation methods described above. If these transactions did not meet the definition of normal under the accounting rules for derivatives, the Company would have recognized unrealized losses of $7.1 million as an adjustment to wholesale operating revenues based on the change in fair value of these contracts from January 1, 2003 to March 31, 2003.

       The Company assesses the risk of these long-term contracts and wholesale sales activities using the VAR method to maintain the Company's total exposure within management-prescribed limits. The Company utilizes the variance/covariance model of VAR, which is a probabilistic model that measures the risk of loss to earnings in market sensitive instruments. The variance/covariance model relies on statistical relationships to analyze how changes in different markets can affect a portfolio of instruments with different characteristics and market exposure. VAR models are relatively sophisticated; however, the quantitative risk information is limited by the parameters established in creating the model. The instruments being evaluated may trigger a potential loss in excess of calculated amounts if changes in commodity prices exceed the confidence level of the model used. The VAR methodology employs the following critical parameters: volatility estimates, market values of open positions, appropriate market-oriented holding periods and seasonally adjusted correlation estimates. The Company's VAR calculation only considers the Company's forward position for the preceding eighteen months. The Company uses a holding period of three days as the estimate of the length of time that will be needed to liquidate the positions. The volatility and the correlation estimates measure the impact of adverse price movements both at an individual position level as well as at the total portfolio level. The two-tailed confidence level established is 99%. For example, if VAR is calculated at $10 million, it is estimated at a 99% confidence level that if prices move against PNM's positions, the Company's pre-tax gain or loss in liquidating the portfolio would not exceed $10 million in the three days that it would take to liquidate the portfolio.

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

       The Company accounts for the sale of electric generation in excess of its retail needs or the purchase of power for retail needs as normal purchases and sales under SFAS 133. Transactions that do not meet the normal purchase or sale exception or the definition of a hedge under SFAS 133 are accounted for as energy marketing contracts and comprise PNM's mark-to-market portfolio. The VAR for the mark-to-market portfolio was $176 thousand at March 31, 2003. The Company also calculates a portfolio VAR for the preceding 18 months, which in addition to its mark-to-market portfolio includes all contracts designated as normal sales and purchases, hedges, and its estimated excess generation assets. This excess is determined using average peak forecasts for the respective block of power in the forward market. The Company's portfolio VAR was $10.1 million at March 31, 2003.

       The following table shows the high, average and low market risk as measured by VAR on the Company's mark-to-market portfolio:

                                                          Three Months Ended
                                                            March 31, 2003
                                                                                         Period
                                         High           Average           Low             End
                                       ----------     ------------    ------------     -----------
                                                            (In thousands)
Three day holding period, 99%
   two-tailed confidence level.......      $ 727            $ 168            $ 10           $ 176
One day holding period, 99%
   two-tailed confidence level.......      $ 420            $  97            $  6           $ 102
Ten day holding period, 95%
   two-tailed confidence level.......     $1,012            $ 235            $ 14           $ 245

Credit Risk

       PNM is exposed to credit losses in the event of non-performance or non-payment by counterparties. The Company uses a credit management process to assess and monitor the financial conditions of counterparties. Credit exposure is also regularly monitored by the RMC. The Company provides for losses due to market and credit risk. PNM's credit risk with its largest counterparty as of March 31, 2003 was $20.2 million.

       In 2001, in response to the increased credit risk and market price volatility described above, the Company provided an allowance against revenue of $12.0 million for anticipated losses to reflect management's estimate of the increased market and credit risk in the wholesale power market and its impact on 2001 revenues. As of December 31, 2001, $8.9 million was transferred to the allowance for bad debt. Based on information available at March 31, 2003, the Company believes the total allowance for anticipated losses (exclusive of bad debt), currently established at $2.4 million, is adequate for management's estimate of losses from credit risk. The Company will continue to monitor the wholesale power marketplace and adjust its estimates accordingly.

       The following table provides information related to PNM's credit exposure, net of collateral as of March 31, 2003. It further delineates that exposure by the credit worthiness (credit rating) of the counterparties and provides guidance as to the concentration of credit risk to individual counterparties PNM may have. Also provided is an indication of the maturity of a company's credit risk by credit ratings of the counterparties.

              Schedule of Wholesale Operations Credit Risk Exposure
                                 March 31, 2003

                                                                                                Net
                              Exposure                                           Number      Exposure
                               Before                                              of           of
                               Credit            Credit                         Counter-     Counter-
                             Collateral        Collateral           Net          parties      parties
Rating (a)                       (b)               (c)            Exposure         >10%         >10%
-------------------------   --------------    --------------    -------------  ----------  -------------
                                                    (Dollars in thousands)

Investment grade.........         $43,867            $    -          $43,867        2           $30,169
Non-investment grade                4,196                 -            4,196                          -
Internal ratings
   Investment grade......             249                 -              249                          -
Non-investment
     grade...............          14,085                 -           14,085        1             8,370
                            --------------    --------------    -------------              -------------
        Total............         $62,397            $    -          $62,397                    $38,539
                            ==============    ==============    =============              =============
Credit reserves                                                       $2,433
                                                                =============

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

(b) The Exposure Before Credit Collateral is the net credit exposure to PNM from its Wholesale Operations. This includes long-term contracts, forward sales and short-term sales. The exposure captures the net amounts due to PNM from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses (pursuant to contract terms). Exposures are offset according to legally enforceable netting arrangements. Amounts are presented before those reserves that are determined on a portfolio basis. (See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Western United States Wholesale Power Market" for discussion of the reserves.)

(c) The Credit Collateral reflects the face amount of cash deposits, letters of credit and performance bonds received from counterparties.

                        Maturity of Credit Risk Exposure
                              As of March 31, 2003

                                                                   Exposure
                                                                    Before
                               Less than                            Credit
         Rating                 2 Years          2-5 Years        Collateral
-------------------------   --------------    --------------    --------------
                                              (In thousands)

Investment grade.........          $29,980           $13,887           $43,867
Non-investment grade                 4,196                 -             4,196
Split rating.............                -                 -                 -
Internal ratings
   Investment grade......              249                 -               249
   Non-investment
     grade...............           14,085                 -            14,085
                             --------------    --------------    --------------
        Total............          $48,510           $13,887           $62,397
                             ==============    ==============    ==============

Natural Gas Supply Contracts

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

Interest Rate Risk

       As of March 31, 2003 the Company has liquidated its investment portfolio of fixed-rate government obligations and corporate securities. Due to the settlement process of accrued income, the portfolio still holds a small amount of cash and cash equivalent securities.

       PNM has long-term debt which subjects it to the risk of loss associated with movements in market interest rates. All of the Company's long-term debt is fixed-rate debt, and therefore, does not expose the Company's earnings to a risk of loss due to adverse changes in market interest rates. However, the fair value of these debts instruments would increase by approximately 3.95% or $40.5 million if interest rates were to decline by 50 basis points from their levels at March 31, 2003. As of March 31, 2003, the fair value of PNM's long-term debt was $1,026 million as compared to a book-value of $954 million. In general, an increase in fair value would impact earnings and cash flows if PNM were to re-acquire all or a portion of its debt instruments in the open market prior to their maturity. PNM currently has $46 million of tax-exempt bonds outstanding that were callable at a premium beginning December 15, 2002, and an additional $136 million that become callable at a premium in August 2003. To hedge against the risk of rising interest rates and their impact on the economics of calling the debt, PNM has entered into forward starting interest rate swaps in 2001 and 2002. These forward interest rate swaps effectively lock-in interest rates for the notional amount of the debt that is callable at a rate of approximately 4.95% plus an adjustment for PNM's and the industry's credit ratings. At March 31, 2003, the fair market value of these derivative financial instruments was approximately $21.0 million unfavorable to the Company.

       In February and March 2003, PNM contributed a total of $20 million for plan year 2002 to the trust for the Company's pension plan, and other post retirement benefits. The securities held by the trusts had an estimated fair value of $446 million as of March 31, 2003, of which approximately 27% were fixed-rate debt securities that subject the Company to risk of loss of fair value with movements in market interest rates. If rates were to increase by 50 basis points from their levels at March 31, 2003, the decrease in the fair value of the securities would be 3.27% or $4.2 million. PNM does not currently recover or return through rates any losses or gains on these securities; therefore, the Company is at risk for shortfalls in its funding of its obligations due to investment losses. However, the Company does not believe that long-term market returns over the period of funding will be less than required for the Company to meet its obligations.

Equity Market Risk

       As discussed above under Interest Rate Risk, PNM contributes to trusts established to fund its share of the decommissioning costs of PVNGS and pension and other post-retirement benefits. The trusts hold certain equity securities as of March 31, 2003. These equity securities also expose the Company to losses in fair value. Approximately 63% of the securities held by the various trusts were equity securities as of March 31, 2003. Similar to the debt securities held for funding decommissioning and certain pension and other post-retirement costs, PNM does not recover or earn a return through rates on any losses or gains on these equity securities.

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

       The enhanced cash management program utilizes a one-day VAR under the variance/covariance model, with a two-tailed confidence interval of 99%. As of March 31, 2003, the program had open positions with mark-to-market gains of approximately $68 thousand and a VAR of approximately $805 thousand.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

       The Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures, based on their evaluation on April 24, 2003 of these disclosure controls and procedures, are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which the periodic reports are being prepared.

(b)    Changes in internal controls.

       None.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Former Albuquerque Gas and Electric ("AG&E") Manufactured Gas Plant Site

        On December 8, 1999, PNM received a letter from the New Mexico Environment Department ("NMED") notifying PNM that it had been designated as a "responsible person" under the New Mexico Water Quality Control abatement regulations. PNM was directed to submit an abatement plan to investigate alleged contamination detected in the vicinity of a former manufactured gas plant ("MGP") owned and operated by AG&E, predecessor to PNM in southeast Albuquerque. The contamination identified in the December 8 letter was described as "tar" and "Volatile Organic Compounds." PNM agreed to conduct voluntary abatement.

        PNM submitted its voluntary stage 1 abatement plan to the NMED on August 31, 2000. By letter dated November 30, 2000, the NMED conditionally approved PNM's voluntary stage 1 abatement plan. PNM submitted its voluntary stage 1 abatement plan report ("Report") on October 12, 2001. The Report confirmed the presence of soil contamination at the site resulting from the operations of the former MGP. By letter dated December 20, 2001, the NMED approved the Report and directed PNM to submit a voluntary stage 2 abatement plan for corrective action at this site. PNM submitted its voluntary stage 2 abatement plan on November 12, 2002 and selected a remedial alternative and contractor. By letter dated January 21, 2003, the NMED approved the voluntary stage 2 abatement plan. NMED has indicated that groundwater does not appear to have been impacted by the former MGP operations although groundwater beneath the site contains contaminants consistent with known upgradient diesel sources.

        Site remediation began on February 17, 2003. Soils at the site contaminated with oil and tar-like materials have been excavated for treatment and disposal at the Sunnyside Cogeneration Associates Power Plant located in Sunnyside Utah. Residual contaminants below 15-feet were capped. Completion of site remediation occurred in April 2003. A corrective action report will be submitted to the NMED and its approval will be sought later this year. The current property owner proposes to construct a two-story building at the site.

Landowner Environmental Claims

       See "Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Landowner Environmental Claims".

California Attorney General Complaint

       See "Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Issues Facing the Company - Western United States Wholesale Power Market - California Attorney General Complaint".

California Antitrust Litigation

       See "Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Issues Facing the Company - Western United States Wholesale Power Market - California Antitrust Litigation".




                           (Intentionally left blank)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits:

        3.1 Restated Articles of Incorporation of PNM Resources dated February 22, 2002 (incorporated by reference to Exhibit
                      3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001)

        3.1.1 Restated Articles of Incorporation of PNM, as amended through May 31, 2002 (incorporated by reference to Exhibit
                      3.1.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

        3.2 Bylaws of PNM Resources, Inc. with all Amendments to and including February 18, 2003 (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002)

        3.2.1 By-laws of PNM with All Amendments to and including May 31, 2002 (incorporated by reference to Exhibit 3.2 to the Company's Report on Form 10-Q for the fiscal quarter ended June 30, 2002)

        10.40.1 First Amendment dated February 17, 2003 to PNM Resources, Inc. Director Retainer Plan

        15.1 Letter Re: Unaudited Interim Financial Information for PNM Resources, Inc. and Subsidiaries.

        15.2 Letter Re: Unaudited Interim Financial Information for Public Service Company of New Mexico.

        99.1 Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        99.2 Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K:

Report dated and filed April 10, 2003 pursuant to Item 5 of Form 8-K that the Company reduced long-term debt, adding liquidity facility.

Report dated and filed April 22, 2003 pursuant to Item 5 of Form 8-K that the Company was served with twenty lawsuits seeking damages for personal injuries (and one death) allegedly caused by primary exposure to asbestos at the Company's premises.

Report dated and furnished April 30, 2003 pursuant to Items 9 and 12 of Form 8-K that the Company issued a press release announcing its unaudited results of operations for the three months ended March 31, 2003.

Signature
---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                         PNM RESOURCES, INC. AND
                                   PUBLIC SERVICE COMPANY OF NEW MEXICO
                             --------------------------------------------------
                                              (Registrant)


Date:   May 15, 2003                       /s/ Robin A. Lumney
                             --------------------------------------------------
                                             Robin A. Lumney
                                       Vice President, Controller
                                      and Chief Accounting Officer
                               (Officer duly authorized to sign this report)

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this quarterly report;

4. The registrants' other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrants, including their consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrants' other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants' auditors and the audit committee of each registrants' board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants' ability to record, process, summarize and report financial data and have identified for the registrants' auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants' internal controls; and

6. The registrants' other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


May 15, 2003




/s/ Jeffrey E. Sterba
----------------------------------
Jeffry E. Sterba,
Chairman, President and
Chief Executive Officer

I, John R. Loyack, certify that:

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this quarterly report;

4. The registrants' other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrants, including their consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrants' disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrants' other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants' auditors and the audit committee of each registrants' board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants' ability to record, process, summarize and report financial data and have identified for the registrants' auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants' internal controls; and

6. The registrants' other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


May 15, 2003




/s/ John R. Loyack
----------------------------------
John R. Loyack,
Senior Vice President and
Chief Financial Officer