Form 10-Q
period 2003-06-30
PUBLIC SERVICE CO OF NEW MEXICO; PNM RESOURCES INC
filed 2003-08-11
CIK 81023, 1108426

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
          [X]         QUARTERLY REPORT PURSUANT TO SECTION
                          13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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
               (505) 241-2700

           Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of Each Exchange
Name of Registrant       Title of Each Class               on Which Registered
------------------       -------------------             -----------------------
PNM Resources, Inc.      Common Stock, No Par Value      New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act

                                      None.

        Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X        No
                                                    ------        ------

        Indicate  by check mark  whether  the  registrants  are  accelerated
filers (as  defined in Rule 12b-2 of the Exchange Act).  Yes    X      No
                                                              ------      -----
        As of August 1, 2003, 40,239,294 shares of common stock, no par value per share, of PNM Resources, Inc. were outstanding.

                      PNM RESOURCES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION:

   Independent Accountants Report.....................................      3

   ITEM 1.  FINANCIAL STATEMENTS (Unaudited)

      PNM Resources, Inc.
         Consolidated Statements of Earnings
              Three and Six Months Ended June 30, 2003 and 2002.......      5
         Consolidated Balance Sheets
              June 30, 2003 and December 31, 2002.....................      6
         Consolidated Statements of Cash Flows
              Six Months Ended June 30, 2003 and 2002.................      8
         Consolidated Statements of Comprehensive Income
              Three and Six Months Ended June 30, 2003 and 2002.......      9
      Public Service Company of New Mexico
         Consolidated Statements of Earnings
              Three and Six Months Ended June 30, 2003 and 2002.......      10
         Consolidated Balance Sheets
              June 30, 2003 and December 31, 2002.....................      11
         Consolidated Statements of Cash Flows
              Six Months Ended June 30, 2003 and 2002.................      13
         Consolidated Statements of Comprehensive Income
              Three and Six Months Ended June 30, 2003 and 2002.......      14
      Notes to Consolidated Financial Statements......................      15

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........      39

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK............................................      71

   ITEM 4.  CONTROLS AND PROCEDURES...................................      78

PART II.  OTHER INFORMATION:

   ITEM 1.  LEGAL PROCEEDINGS.........................................      79

   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.................      81

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......      81

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................      82

   Signature..........................................................      84

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders of PNM Resources, Inc.
Albuquerque, New Mexico

We have reviewed the accompanying consolidated balance sheet of PNM Resources, Inc. and subsidiaries (the Company) as of June 30, 2003, and the related consolidated statements of earnings and comprehensive income for the three-month and six-month periods ended June 30, 2003 and 2002, and of cash flows for the six-month periods ended June 30, 2003 and 2002. These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated interim financial statements, the Company adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet and consolidated statement of capitalization (not presented herein) of PNM Resources, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of earnings, retained earnings, comprehensive income
(loss), and cash flows for the year then ended (not presented herein); and in our report dated February 11, 2003, (June 5, 2003, as to Notes 2 and 16) (and includes explanatory paragraphs referring to the realignment of segments for financial reporting purposes and the adoption of EITF 02-3) appearing in the Current Report on Form 8-K dated June 12, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP


Omaha, Nebraska
August 4, 2003

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders of Public Service Company of New Mexico
Albuquerque, New Mexico

We have reviewed the accompanying consolidated balance sheet of Public Service Company of New Mexico and subsidiaries (the Company) as of June 30, 2003, and the related consolidated statements of earnings and comprehensive income for the three-month and six-month periods ended June 30, 2003 and 2002, and of cash flows for the six-month periods ended June 30, 2003 and 2002. These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated interim financial statements, the Company adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet and consolidated statement of capitalization (not presented herein) of Public Service Company of New Mexico and subsidiaries as of December 31, 2002, and the related consolidated statements of earnings, retained earnings, comprehensive income (loss), and cash flows for the year then ended (not presented herein); and in our report dated February 11, 2003, (June 5, 2003, as to Notes 2 and 16) (and includes explanatory paragraphs referring to the realignment of segments for financial reporting purposes and the adoption of EITF 02-3) appearing in the Current Report on Form 8-K dated June 12, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP


Omaha, Nebraska
August 4, 2003

ITEM 1.  FINANCIAL STATEMENTS

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                  Three Months Ended                Six Months Ended
                                                       June 30,                         June 30,
                                            -------------------------------  -------------------------------
                                                2003             2002            2003             2002
                                            --------------   --------------  --------------   --------------
                                                       (In thousands, except per share amounts)

Operating Revenues:
  Electric.................................     $266,150         $206,136        $507,528         $397,920
  Gas......................................       74,009           43,968         220,262          153,169
  Unregulated businesses...................           52               85             112              917
                                            --------------   --------------  --------------   --------------
    Total operating revenues...............      340,211          250,189         727,902          552,006
                                            --------------   --------------  --------------   --------------
Operating Expenses:
  Cost of energy sold......................      175,335          108,382         401,269          251,987
  Administrative and general...............       42,600           36,319          74,642           67,707
  Energy production costs..................       34,515           34,202          69,609           69,173
  Depreciation and amortization............       28,850           25,217          57,224           49,996
  Transmission and distribution costs......       15,194           15,451          31,353           31,988
  Taxes, other than income taxes...........        6,720            9,028          14,506           17,512
  Income taxes.............................        7,083            2,141          15,959           11,507
                                            --------------   --------------  --------------   --------------
    Total operating expenses...............      310,297          230,740         664,562          499,870
                                            --------------   --------------  --------------   --------------
    Operating income.......................       29,914           19,449          63,340           52,136
                                            --------------   --------------  --------------   --------------
Other Income and Deductions:
  Other income.............................       12,745           11,724          23,951           25,451
  Other deductions.........................        (4,020)          (1,895)        (21,932)          (3,392)
  Income tax expense.......................        (3,132)          (3,432)           (725)          (8,274)
                                            --------------   --------------  --------------   --------------
    Net other income and deductions........        5,593            6,397           1,294           13,785
                                            --------------   --------------  --------------   --------------
    Income before interest charges.........       35,507           25,846          64,634           65,921
Interest Charges...........................       17,764           14,689          35,997           29,815
                                            --------------   --------------  --------------   --------------
Net Earnings from Operations...............       17,743           11,157          28,637           36,106
                                            --------------   --------------  --------------   --------------
Cumulative Effect of a Change in Accounting
   Principle, Net of Tax of $24,524........            -                -          37,422                -
                                            --------------   --------------  --------------   --------------
Net Earnings...............................       17,743           11,157          66,059           36,106
Preferred Stock Dividend Requirements......          147              147             293              293
                                            --------------   --------------  --------------   --------------
Net Earnings Applicable to Common Stock....     $ 17,596         $ 11,010        $ 65,766         $ 35,813
                                            ==============   ==============  ==============   ==============
Net Earnings per Common Share:
  Basic....................................      $  0.45          $  0.28         $  1.68          $  0.92
                                            ==============   ==============  ==============   ==============
  Diluted..................................      $  0.44          $  0.28         $  1.66          $  0.90
                                            ==============   ==============  ==============   ==============
Dividends Paid per Share of Common Stock...      $  0.23          $  0.22         $  0.45          $  0.42
                                            ==============   ==============  ==============   ==============

              The accompanying notes are an integral part of these
                             financial statements.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                        June 30,          December 31,
                                                                          2003                2002
                                                                    ------------------  -----------------
                                                                               (In thousands)
ASSETS
Utility Plant:
    Electric plant in service.....................................        $2,385,534         $2,301,673
    Gas plant in service..........................................           627,980            615,907
    Common plant in service and plant held for future use.........            63,088             79,987
                                                                    ------------------  -----------------
                                                                           3,076,602          2,997,567
    Less accumulated depreciation and amortization................         1,335,298          1,330,376
                                                                    ------------------  -----------------
                                                                           1,741,304          1,667,191
    Construction work in progress.................................           158,568            173,248
    Nuclear fuel, net of accumulated amortization of
        $16,195 and $16,568.......................................            25,176             26,832
                                                                    ------------------  -----------------
      Net utility plant...........................................         1,925,048          1,867,271
                                                                    ------------------  -----------------
Other Property and Investments:
    Other investments.............................................           446,109            442,704
    Non-utility property, net of accumulated depreciation of
        $1,835 and $1,750.........................................             1,443              1,528
                                                                    ------------------  -----------------
      Total other property and investments........................           447,552            444,232
                                                                    ------------------  -----------------
Current Assets:
    Cash and cash equivalents.....................................             2,639              3,702
    Accounts receivables, net of allowance for uncollectible
        accounts of $12,275 and $15,575...........................            56,042             46,914
    Unbilled revenues.............................................            56,283             65,472
    Other receivables.............................................            46,093             53,052
    Inventories...................................................            37,730             37,230
    Regulatory assets.............................................             5,194             24,027
    Short-term investments........................................                 -             79,630
    Other current assets..........................................            67,564             32,753
                                                                    ------------------  -----------------
      Total current assets........................................           271,545            342,780
                                                                    ------------------  -----------------
Deferred Charges:
    Regulatory assets.............................................           215,713            196,283
    Prepaid retirement costs......................................            86,876             39,665
    Other deferred charges........................................           137,088            129,063
                                                                    ------------------  -----------------
      Total deferred charges......................................           439,677            365,011
                                                                    ------------------  -----------------
                                                                          $3,083,822         $3,019,294
                                                                    ==================  =================

              The accompanying notes are an integral part of these
                             financial statements.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                            June 30,          December 31,
                                                                              2003                2002
                                                                        ------------------  ------------------
                                                                                   (In thousands)
CAPITALIZATION AND LIABILITIES
Capitalization:
    Common stockholders' equity:
       Common stock....................................................         $648,036           $ 624,119
       Accumulated other comprehensive loss, net of tax................          (82,519)            (94,721)
       Retained earnings...............................................          501,416             444,651
                                                                        ------------------  ------------------
          Total common stockholders' equity............................        1,066,933             974,049
    Minority interest..................................................           11,437              11,760
    Cumulative preferred stock without mandatory
         redemption requirements.......................................           12,800              12,800
    Long-term debt.....................................................          953,934             980,092
                                                                        ------------------  ------------------
          Total capitalization.........................................        2,045,104           1,978,701
                                                                        ------------------  ------------------
Current Liabilities:
   Short-term debt.....................................................          174,134             150,000
  Accounts payable.....................................................           42,211              90,355
  Accrued interest and taxes...........................................           71,775              46,189
  Other current liabilities............................................           95,397              99,019
                                                                        ------------------  ------------------
          Total current liabilities....................................          383,517             385,563
                                                                        ------------------  ------------------
Deferred Credits:
  Accumulated deferred income taxes....................................          158,942             125,595
  Accumulated deferred investment tax credits..........................           40,022              41,583
  Regulatory liabilities...............................................           78,728              52,019
  Regulatory liabilities related to accumulated deferred income tax....           14,137              14,137
  Asset retirement obligations.........................................           43,995                   -
  Minimum pension liability............................................          141,175             141,175
  Accrued postretirement benefit costs.................................           16,156              17,335
  Other deferred credits...............................................          162,046             263,186
                                                                        ------------------  ------------------
         Total deferred credits........................................          655,201             655,030
                                                                        ------------------  ------------------
                                                                             $ 3,083,822         $ 3,019,294
                                                                        ==================  ==================


              The accompanying notes are an integral part of these
                             financial statements.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      Six Months Ended
                                                                                        June 30,
                                                                            ----------------------------------
                                                                                 2003               2002
                                                                            ---------------    ---------------
                                                                                     (In thousands)
Cash Flows From Operating Activities:
  Net earnings............................................................       $ 66,059           $ 36,106
  Adjustments to reconcile net earnings to net cash flows
    from operating activities:
       Depreciation and amortization......................................         65,448             56,470
     Accumulated deferred income tax......................................         23,169             (3,885)
     Transition costs write-off...........................................         16,720                  -
     Cumulative effect of a change in accounting principle................        (61,946)                 -
       Net unrealized gains on trading and investing contracts............         (4,167)           (16,131)
  Changes in certain assets and liabilities:
      Accounts receivables................................................         (9,128)            11,455
     Unbilled revenues....................................................          9,189             18,483
     Accrued post-retirement benefit costs................................        (19,440)           (20,678)
     Other assets.........................................................          6,736             11,773
     Accounts payable.....................................................        (48,144)            (2,753)
     Accrued interest and taxes...........................................         25,586            (17,569)
     Other liabilities....................................................         (8,986)           (12,880)
                                                                            ---------------    ---------------
             Net cash flows provided by operating activities..............         61,096             60,391
                                                                            ---------------    ---------------
Cash Flows From Investing Activities:
  Utility plant additions.................................................        (72,732)          (127,752)
  Redemption of short-term investments....................................         80,291             45,000
  Combustion turbine payments.............................................        (11,136)           (13,935)
  Bond purchase...........................................................         (6,675)                 -
  Return of principal of PVNGS lessor notes...............................          9,406              8,996
  Other...................................................................         (4,604)              (452)
                                                                            ---------------    ---------------
             Net cash flows used for investing activities.................         (5,450)           (88,143)
                                                                            ---------------    ---------------
Cash Flows From Financing Activities:
  Short-term borrowings, net..............................................         24,134             65,000
  Long-term borrowings....................................................        182,000                  -
  Long-term debt repayments...............................................       (208,152)                 -
  Refund costs of pollution control bonds.................................        (31,427)                 -
  Exercise of employee stock options......................................         (5,032)            (3,312)
  Dividends paid..........................................................        (17,902)           (16,723)
  Other...................................................................           (330)               581
                                                                            ---------------    ---------------
             Net cash flows (used for) provided by financing activities...        (56,709)            45,546
                                                                            ---------------    ---------------
Increase (decrease) in Cash and Cash Equivalents..........................         (1,063)            17,794
Beginning of Period.......................................................          3,702             28,408
                                                                            ---------------    ---------------
End of Period.............................................................       $  2,639           $ 46,202
                                                                            ===============    ===============
Supplemental Cash Flow Disclosures:
  Interest paid, net of amounts capitalized...............................       $ 36,522           $ 24,919
                                                                            ===============    ===============
  Income taxes paid (refunded), net.......................................      $ (10,657)          $ 41,784
                                                                            ===============    ===============
  Prepaid pension contribution of PNM Resources, Inc. common shares.......       $ 28,950             $    -
                                                                            ===============    ===============

              The accompanying notes are an integral part of these
                             financial statements.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                        Three Months Ended           Six Months Ended
                                                             June 30,                     June 30,
                                                     --------------------------  ---------------------------
                                                        2003          2002          2003           2002
                                                     ------------  ------------  ------------   ------------
                                                                        (In thousands)
Net Earnings Before Preferred
     Stock Dividends................................   $ 17,743       $11,157       $66,059        $36,106
                                                     ------------  ------------  ------------   ------------
  Other Comprehensive Income (Loss),
     net of tax:
  Unrealized gain (loss) on securities:
       Unrealized holding gains (losses)
         arising during the period..................      1,452        (3,765)          873         (2,192)
       Reclassification adjustment for
         (gains) losses included in net income......       (29)          (246)        (494)           (427)
  Mark-to-market adjustment for certain
     derivative transactions:
       Change in fair market value of
        designated cash flow hedges.................     13,031        (1,036)       11,823           (196)
       Reclassification adjustment for
         (gains) losses in net income...............          -           430             -            773
                                                     ------------  ------------  ------------   ------------
Total Other Comprehensive Income (Loss).............     14,454         (4,617)      12,202         (2,042)
                                                     ------------  ------------  ------------   ------------
Total Comprehensive Income..........................    $32,197       $ 6,540       $78,261        $34,064
                                                     ============  ============  ============   ============


                 The accompanying notes are an integral part of
                          these financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                    Three Months Ended                Six Months Ended
                                                         June 30,                         June 30,
                                              -------------------------------  -------------------------------
                                                  2003             2002            2003             2002
                                              --------------   --------------  --------------  ---------------
                                                         (In thousands, except per share amounts)

Operating Revenues:
  Electric...................................     $266,150         $206,136        $507,528         $397,920
  Gas........................................       74,009           43,968         220,262          153,169
                                              --------------   --------------  --------------  ---------------
    Total operating revenues.................      340,159          250,104         727,790          551,089
                                              --------------   --------------  --------------  ---------------
Operating Expenses:
  Cost of energy sold........................      175,335          108,382         401,269          251,987
  Administrative and general.................       38,457           35,847          71,216           62,996
  Energy production costs....................       34,515           34,202          69,609           69,173
  Depreciation and amortization..............       28,551           24,980          56,484           49,753
  Transmission and distribution costs........       15,194           15,451          32,453           31,988
  Taxes, other than income taxes.............        6,547            8,045          15,248           16,081
  Income taxes...............................        8,910            2,733          17,111           12,505
                                              --------------   --------------  --------------  ---------------
    Total operating expenses.................      307,509          229,640         663,390          494,483
                                              --------------   --------------  --------------  ---------------
    Operating income.........................       32,650           20,464          64,400           56,606
                                              --------------   --------------  --------------  ---------------
Other Income and Deductions:
  Other income...............................       11,597            9,128          22,090           19,493
  Other deductions...........................         (962)          (1,626)        (19,443)          (3,752)
  Income tax expense.........................       (3,888)          (2,511)           (974)          (6,884)
                                              --------------   --------------  --------------  ---------------
    Net other income and deductions..........        6,747            4,991           1,673            8,857
                                              --------------   --------------  --------------  ---------------
    Income before interest charges...........       39,397           25,455          66,073           65,463
Interest Charges.............................       17,738           14,802          35,325           29,956
                                              --------------   --------------  --------------  ---------------
Net Earnings from Operations.................       21,659           10,653          30,748           35,507
                                              --------------   --------------  --------------  ---------------
Cumulative Effect of a Change in Accounting
   Principle, Net of Tax of $24,524..........            -                -          37,422                -
                                              --------------   --------------  --------------  ---------------
Net Earnings Before Preferred Stock Dividends       21,659           10,653          68,170           35,507
Preferred Stock Dividend Requirements........          147              147             293              293
                                              --------------   --------------  --------------  ---------------
Net Earnings.................................     $ 21,512         $ 10,506        $ 67,877         $ 35,214
                                              ==============   ==============  ==============  ===============

              The accompanying notes are an integral part of these
                             financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                       June 30,          December 31,
                                                                         2003                2002
                                                                   ------------------  -----------------
                                                                              (In thousands)
ASSETS
Utility Plant:
    Electric plant in service....................................        $2,385,534          $2,301,048
    Gas plant in service.........................................           627,980             615,907
    Common plant in service and plant held for future use........            28,519              18,137
                                                                   ------------------  -----------------
                                                                          3,042,033           2,935,092
    Less accumulated depreciation and amortization...............         1,326,725           1,326,286
                                                                   ------------------  -----------------
                                                                          1,715,308           1,608,806
    Construction work in progress................................           147,241             159,435
    Nuclear fuel, net of accumulated amortization of
        $16,195 and $16,568......................................            25,176              26,832
                                                                   ------------------  -----------------
      Net utility plant..........................................         1,887,725           1,795,073
                                                                   ------------------  -----------------
Other Property and Investments:
    Other investments............................................           422,255             428,823
    Non-utility property.........................................               966                 966
                                                                   ------------------  -----------------
      Total other property and investments.......................           423,221             429,789
                                                                   ------------------  -----------------
Current Assets:
    Cash and cash equivalents....................................             4,162               3,094
    Accounts receivables, net of allowance for uncollectible
        accounts of $12,275 and $15,575..........................            56,042              46,914
    Unbilled revenues............................................            56,283              65,472
    Intercompany receivable......................................                 -               4,593
    Other receivables............................................            45,027              52,783
    Inventories..................................................            37,726              37,228
    Regulatory assets............................................             5,194              24,027
    Other current assets.........................................            56,062              22,872
                                                                   ------------------  -----------------
      Total current assets.......................................           260,496            256,983
                                                                   ------------------  -----------------
Deferred Charges:
    Regulatory assets............................................           215,713            196,242
    Prepaid retirement costs.....................................            86,876             39,665
    Other deferred charges.......................................           136,384            129,083
                                                                   ------------------  -----------------
      Total deferred charges.....................................           438,973            364,990
                                                                   ------------------  -----------------
                                                                         $3,010,415         $2,846,835
                                                                   ==================  =================

              The accompanying notes are an integral part of these
                             financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                          June 30,          December 31,
                                                                            2003                2002
                                                                      ------------------  ------------------
                                                                                 (In thousands)
CAPITALIZATION AND LIABILITIES
Capitalization:
    Common stockholder's equity:
       Common stock.................................................         $ 195,588           $ 195,589
       Additional paid-in capital...................................           540,046             430,043
       Accumulated other comprehensive loss, net of tax.............           (82,550)            (94,130)
       Retained earnings............................................           313,528             256,157
                                                                      ------------------  ------------------
          Total common stockholders' equity.........................           966,612             787,659
    Minority interest...............................................            11,437              11,760
    Cumulative preferred stock without mandatory
         redemption requirements....................................            12,800              12,800
    Long-term debt..................................................           953,934             953,940
                                                                      ------------------  ------------------
          Total capitalization......................................         1,944,783           1,766,159
                                                                      ------------------  ------------------
Current Liabilities:
    Short-term debt.................................................           172,090             150,000
    Intercompany debt...............................................                 -              28,436
    Accounts payable................................................            43,494              88,101
    Intercompany accounts payable...................................            40,578              34,468
    Accrued interest and taxes......................................            57,563              36,450
    Other current liabilities.......................................            96,210              87,701
                                                                      ------------------  ------------------
          Total current liabilities.................................           409,935             425,156
                                                                      ------------------  ------------------
Deferred Credits:
  Accumulated deferred income taxes.................................           162,250             128,383
  Accumulated deferred investment tax credits.......................            40,022              41,583
  Regulatory liabilities............................................            78,728              52,019
  Regulatory liabilities related to accumulated deferred income tax.            14,137              14,137
  Asset retirement obligations......................................            43,995                   -
  Minimum pension liability.........................................           141,175             141,175
  Accrued postretirement benefit costs..............................            16,156              17,335
  Other deferred credits............................................           159,234             260,888
                                                                      ------------------  ------------------
     Total deferred credits.........................................           655,697             655,520
                                                                      ------------------  ------------------
                                                                            $3,010,415          $2,846,835
                                                                      ==================  ==================

              The accompanying notes are an integral part of these
                             financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Six Months Ended
                                                                                  June 30,
                                                                      ----------------------------------
                                                                          2003                2002
                                                                      --------------     ---------------
                                                                               (In thousands)
Cash Flows From Operating Activities:
  Net earnings......................................................      $ 68,170            $ 35,507
  Adjustments to reconcile net earnings to net cash flows
    from operating activities:
     Depreciation and amortization..................................        64,020              56,142
     Accumulated deferred income tax................................        23,169              (1,887)
     Transition costs write-off.....................................        16,720                   -
     Cumulative effect of a change in accounting principle..........       (61,946)                  -
     Net unrealized gains on trading and investing contracts........        (4,167)            (16,131)
  Changes in certain assets and liabilities:
     Accounts receivables...........................................        (9,128)             11,455
     Unbilled revenues..............................................         9,189              18,483
     Accrued post-retirement benefit costs..........................       (19,440)            (20,679)
     Other assets...................................................         9,737              (7,674)
     Accounts payable...............................................       (44,607)             (2,544)
     Accrued interest and taxes.....................................        21,113              (7,755)
     Other liabilities..............................................       (17,370)            (17,930)
                                                                      --------------     ---------------
             Net cash flows provided by operating activities........        55,460              46,987
                                                                      --------------     ---------------
Cash Flows Used for Investing Activities:
  Utility plant additions...........................................       (68,841)           (124,446)
  Combustine turbine payments.......................................       (11,136)            (13,935)
  Eastern Interconnect Project buyout...............................       (37,388)                  -
  Redemption of short-term investments..............................             -              45,000
  Return of principal of PVNGS lessor notes.........................         9,406               8,996
  Other investing...................................................           670                 704
                                                                      --------------     ---------------
        Net cash flows used for investing activities................      (107,289)            (83,681)
                                                                      --------------     ---------------
Cash Flows Used for Financing Activities:
  Short-term borrowings, net........................................        22,090              65,000
  Long-term debt borrowings.........................................       182,000                   -
  Long-term debt repayments.........................................      (182,000)                  -
  Refund costs of pollution control bonds...........................       (31,427)                  -
  Equity contribution from parent...................................       110,000                   -
  Dividends paid....................................................          (293)            (59,273)
  Other financing...................................................          (327)                432
  Change in intercompany debt.......................................       (47,146)             30,385
                                                                      --------------     ---------------
        Net cash flows provided by financing activities.............        52,897              36,544
                                                                      --------------     ---------------
Increase (decrease) in Cash and Cash Equivalents....................         1,068                (150)
Beginning of Period.................................................         3,094              17,028
                                                                      --------------     ---------------
End of Period.......................................................      $  4,162            $ 16,878
                                                                      ==============     ===============
Supplemental Cash Flow Disclosures:
  Interest paid, net of amounts capitalized.........................      $ 35,858            $ 26,246
                                                                      ==============     ===============
  Income taxes paid (refunded), net ................................      $ (4,092)           $ 31,514
                                                                      ==============     ===============

              The accompanying notes are an integral part of these
                              financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                         Three Months Ended          Six Months Ended
                                                              June 30,                    June 30,
                                                      -------------------------  ---------------------------
                                                         2003         2002          2003           2002
                                                      ------------ ------------  ------------   ------------
                                                                         (In thousands)

Net Earnings Before Preferred
     Stock Dividends................................    $ 21,659     $ 10,653      $ 68,170       $ 35,507
                                                      ------------ ------------  ------------   ------------
  Other Comprehensive Income (Loss),
     net of tax:

  Unrealized gain (loss) on securities:
       Unrealized holding gains (losses)
        arising during the period...................        1,260        (903)        1,216            231
       Reclassification adjustment for
        (gains) losses included in net income.......         (29)        (246)          (43)          (427)

  Mark-to-market adjustment for certain
     derivative transactions:
       Change in fair market value of
        designated cash flow hedges.................       11,614      (1,036)        10,407          (196)
       Reclassification adjustment for
        (gains) losses in net income................           -          430             -            773
                                                      ------------ ------------  ------------   ------------
Total Other Comprehensive Income (Loss).............      12,845       (1,755)       11,580            381
                                                      ------------ ------------  ------------   ------------
Total Comprehensive Income..........................    $ 34,504      $ 8,898      $ 79,750        $35,888
                                                      ============ ============  ============   ============

                 The accompanying notes are an integral part of
                          these financial statements.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)    Accounting Policies and Responsibility for Financial Statements

       In the opinion of the management of PNM Resources, Inc. (the "Holding Company") and Subsidiaries and Public Service Company of New Mexico ("PNM") and Subsidiaries, (collectively, the "Company") the accompanying interim consolidated financial statements present fairly the Company's financial position at June 30, 2003 and December 31, 2002, the consolidated results of its operations and comprehensive income for the three months and six months ended June 30, 2003 and 2002 and the consolidated statements of cash flows for the six months ended June 30, 2003 and 2002. These statements are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Accordingly, they are unaudited, and certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these financial statements should refer to the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2002, that are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and as updated by the Company's Current Report on Form 8-K dated June 12, 2003. The results of operations presented in the accompanying financial statements are not necessarily representative of operations for an entire year.

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

Regulatory Accounting

       The Company's accounting policies conform to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71"). SFAS 71 requires a rate-regulated entity to reflect the effects of regulatory decisions in its financial statements. In

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


accordance with SFAS 71, the Company has deferred certain costs and recorded certain liabilities pursuant to the rate actions of the Federal Energy Regulatory Commission ("FERC") and the New Mexico Public Regulation Commission ("PRC") and its predecessor. To the extent that the Company concludes that the recovery of a regulatory asset is no longer probable due to regulatory treatment, the effects of competition or other factors, the amount would be recorded as a charge to earnings in the period in which recovery is determined to no longer be probable.

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

Asset Retirement Obligations ("ARO")

       The Company adopted the provisions of Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143") on January 1, 2003 and accordingly identified certain AROs that are subject to the standard. These obligations included the decommissioning of the Company's nuclear generation facilities and fossil fuel generation plants. The Company's transmission and distribution facilities are also subject to the standard; however, the majority of these assets have an indeterminable useful life and settlement date. As such, an ARO liability for transmission and distribution assets would not be recognized until this information becomes known and is material. The Company did not identify any material AROs associated with the transmission and distribution assets.

       Previously, the Company had recognized decommissioning costs for its fossil fuel and nuclear generation facilities ratably over approved cost recovery periods. Upon implementation of the standard, the net difference between the amounts determined to represent legal AROs under SFAS 143 and the Company's previous method of accounting for decommissioning costs has been recognized as a cumulative effect of a change in accounting principle, net of related income taxes. Additionally, certain amounts accrued for nuclear decommissioning costs over the Company's legal AROs for its nuclear generation facilities have been reclassified as regulatory liabilities.

       The effects of adopting the new standard are based on the Company's interpretation of the standard and determination of underlying assumptions, such as the Company's discount rate, estimates of the future costs for decommissioning and the timing of the removal activities to be performed. Any changes in these assumptions underlying the required calculations may require revisions to the estimated ARO when identified.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


       The following table shows the pro forma effect on the Company's earnings had the Company adopted SFAS 143 at the beginning of each respective period. The pro forma amounts below are based on current information and assumptions, which are reflected in the consolidated statement of earnings. The following table is presented for comparative purposes.

                                                    Six Months
                                                       Ended                       Year Ended
                                                     June 30,                      December 31
                                                       2002           2002            2001           2000
                                                  -------------- -------------- --------------- -------------
                                                                     (In thousands)
Net earnings before cumulative effect of a
   change in accounting principle................      $36,106        $64,272        $150,433      $100,946
Cumulative effect of a change in accounting
   principle.....................................       32,771         37,422          32,771        28,059
                                                  -------------- -------------- --------------- -------------
Net earnings.....................................       68,877        101,694         183,204       129,005
Preferred stock dividend requirements............          293            586             586           586
                                                  -------------- -------------- --------------- -------------
Net earnings applicable to common stock..........      $68,584       $101,108        $182,618      $128,419
                                                  ============== ============== =============== =============
Earnings per share:
Basic earnings per share before cumulative
   effect of a change in accounting principle....      $  0.92        $  1.63         $  3.83       $  2.54
Cumulative effect of a change in accounting
   principle.....................................         0.84           0.95            0.84          0.71
                                                  -------------- -------------- --------------- -------------
Basic earnings per share.........................      $  1.76        $  2.58         $  4.67       $  3.25
                                                  ============== ============== =============== =============
Diluted earnings per share before cumulative
   effect of a change in accounting principle....      $  0.90        $  1.61         $  3.77       $  2.53
                                                  ============== ============== =============== =============
Diluted earnings per share after cumulative
   effect of a change in accounting principle....      $  1.73        $  2.56         $  4.60   $      3.23
                                                  ============== ============== =============== =============
Asset retirement obligation liability............                     $42,201         $38,235
                                                                 ============== ===============





                           (Intentionally left blank)

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


       A reconciliation of the Company's asset retirement obligations is as follows:

                                                        June 30, 2003
                                                        --------------
                                                        (In thousands)

                Upon adoption at January 1, 2003.......     $42,201
                Liabilities incurred...................           -
                Liabilities settled....................           -
                Accretion expense......................       1,794
                Revisions to estimate..................           -
                                                        --------------
                                                            $43,995
                                                        ==============

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








                           (Intentionally left blank)

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


       At June 30, 2003, the Company had three stock-based employee compensation plans. Options continue to be granted under only two of these plans. Had compensation expense for the Company's stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS 123, the effect on the Company's pro forma net earnings and pro forma earnings per share would be as follows (in thousands, except per share data):

                                                  Three Months Ended             Six Months Ended
                                                       June 30,                      June 30,
                                                  2003           2002           2003           2002
                                              -------------  -------------  -------------   ------------
Net earnings: (available for common
   stock)...................................     $17,596        $11,010        $65,766        $35,813
Deduct:  Total stock-based employee
   compensation expense determined
   under fair value based method for all
   awards, net of related tax effects.......        (565)        (1,105)        (1,070)        (2,211)
                                              -------------  -------------  -------------   ------------
Pro forma net earnings......................     $17,031         $9,905        $64,696        $33,602
                                              =============  =============  =============   ============
Earnings per share:
    Basic - as reported.....................      $ 0.45         $ 0.28         $ 1.68         $ 0.92
                                              =============  =============  =============   ============
    Basic - pro forma.......................      $ 0.43         $ 0.25         $ 1.65         $ 0.86
                                              =============  =============  =============   ============
    Diluted - as reported...................      $ 0.44         $ 0.28         $ 1.66         $ 0.90
                                              =============  =============  =============   ============
    Diluted - pro forma.....................      $ 0.43         $ 0.25         $ 1.64         $ 0.85
                                              =============  =============  =============   ============

(2)    Segment Information

       The Holding Company is an investor-owned holding company of energy and energy related businesses. Its principal subsidiary, PNM, is an integrated public utility primarily engaged in the generation, transmission and distribution of electricity; transmission, distribution and sale of natural gas within the State of New Mexico and the sale and marketing of electricity in the Western United States. In addition, the Holding Company provides energy and technology related services through its wholly-owned subsidiary, Avistar Inc. ("Avistar").

       As it currently operates, the Company's principal business segments are Utility Operations and Wholesale Operations ("Wholesale"). Utility Operations include Electric Services ("Electric"), Gas Services ("Gas") and Transmission Services ("Transmission") . These segments model the resource allocations as mandated in the Global Electric Agreement (see Note 5 - Commitments and Contingencies - Global Electric Agreement). Certain prior period amounts have been reclassified to conform to the current year presentation. In addition, Transmission was reclassified from Electric and disclosed as its own business segment.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

Gas

       Gas distributes natural gas to most of the major communities in New Mexico, including New Mexico's two largest metropolitan areas, Albuquerque and Santa Fe. The Company's customer base includes both sales-service customers and transportation-service customers. PNM purchases natural gas in the open market and resells it at cost to its distribution customers. As a result, increases or decreases in gas revenues resulting from wholesale gas price fluctuations do not impact the Company's consolidated gross margin or earnings.

Transmission

       The Company owns or leases transmission lines, interconnected with other utilities in New Mexico and south and east into Texas, west into Arizona, and north into Colorado and Utah. Transmission revenues consist of sales to third parties as well as to Electric and Wholesale.

                              WHOLESALE OPERATIONS

       Wholesale consists of the generation and sale of electricity into the wholesale market based on three product lines that include long-term contracts, forward sales and short-term sales. Long-term contracts include sales to firm-requirements wholesale customers with multi-year arrangements. These contracts range from 2 to 17 years with an average of 7.5 years. Forward sales include sales of excess generation and third party purchases in the forward market that range from 1 month to 3 years. These transactions do not qualify as normal sales and purchases as defined in SFAS 133 and as a result, are generally marked to market. Short-term sales generally include spot market, hour ahead, day ahead and week ahead contracts with terms of 30 days or less. Also included are sales of any excess generation not required to fulfill PNM's retail load and contractual commitments. Short-term sales also cover the revenue credit to retail customers as specified in the Global Electric Agreement.

                               CORPORATE AND OTHER

       The Holding Company performs substantially all of the corporate activities of PNM. These activities are billed to PNM on a cost basis to the extent they are for the corporate management of PNM and are allocated to the operating segments. The Holding Company's wholly-owned subsidiary, Avistar, was

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


formed in August 1999 as a New Mexico corporation and is currently engaged in certain unregulated and non-utility businesses. In January 2002, Avistar was transferred by way of a dividend to the Holding Company pursuant to an order from the PRC.

       Summarized financial information by business segment for the three months ended June 30, 2003 is as follows:

                                                                   Utility
                                      ------------------------------------------------------------------
                                         Electric      Gas       Transmission  Eliminations      Total
                                      ------------- ----------- -------------  ------------ ------------
                                                               (In thousands)
2003:
Operating revenues:
   External customers................    $131,091    $ 74,009      $  2,317      $     -     $ 207,417
   Intersegment revenues.............           -           -        10,554       (7,777)        2,777
Depreciation and amortization........      15,843       5,498         2,337            -        23,678
Interest income......................       8,132         332            58            -         8,522
Interest charges.....................       6,905       3,654         1,041            -        11,600
Total income tax expense (benefit)...       7,381      (1,431)        1,063            -         7,013
Operating income.....................      16,482       1,293         2,636            -        20,411
Segment net income (loss)............      15,299      (2,185)        1,625            -        14,739

Total assets.........................   1,313,108     438,828       243,232            -     1,995,168
Gross property additions.............      12,584      14,013         6,483            -        33,080

                                                     Corporate
                                        Wholesale    and Other  Consolidated
                                      ------------- ----------- ------------
                                                   (In thousands)
2003:
Operating revenues:
   External customers................   $ 132,742      $   52     $ 340,211
   Intersegment revenues.............         900      (3,677)            -
Depreciation and amortization........       3,569       1,603        28,850
Interest income......................       1,313         642        10,477
Interest charges.....................       5,968         196        17,764
Total income tax expense (benefit)...       4,423      (1,221)       10,215
Operating income (loss)..............      12,436      (2,933)       29,914
Segment net income (loss)............       7,529      (4,525)       17,743

Total assets.........................     404,184     684,470     3,083,822
Gross property additions.............       1,646       2,738        37,464

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


       Summarized financial information by business segment for the three months ended June 30, 2002 is as follows:

                                                                   Utility
                                      ------------------------------------------------------------------
                                         Electric      Gas       Transmission  Eliminations      Total
                                      ------------- ----------- -------------  ------------ ------------
                                                                (In thousands)
2002:
Operating revenues:
   External customers...............    $ 134,412     $ 43,968      $  5,912      $     -      $ 184,292
   Intersegment revenues............            -          445         7,798       (7,444)           799
Depreciation and amortization.......       14,752        5,035         2,199            -         21,986
Interest income.....................        7,843           (7)            8            -          7,844
Interest charges....................        7,024        3,317           937            -         11,278
Total income tax expense (benefit)..        5,940       (1,316)        1,282            -          5,906
Operating income (loss).............       15,899          (94)        2,978            -         18,783
Segment net income (loss)...........       13,513       (1,936)        1,984            -         13,561

Total assets........................    1,712,744      449,695       197,928            -      2,360,367
Gross property additions............       47,234       11,035         3,272            -         61,541

                                                     Corporate
                                        Wholesale    and Other  Consolidated
                                      ------------- ----------- ------------
                                                   (In thousands)
2002:
Operating revenues:
   External customers...............     $ 65,812       $   85     $ 250,189
   Intersegment revenues............            -         (799)            -
Depreciation and amortization.......        1,906        1,325        25,217
Interest income.....................        1,273          613         9,730
Interest charges....................        6,100       (2,689)       14,689
Total income tax expense (benefit)..       (2,892)       2,559         5,573
Operating income (loss).............        1,676       (1,010)       19,449
Segment net income (loss)...........       (3,626)       1,222        11,157

Total assets........................      314,998      264,484     2,939,849
Gross property additions............        8,845        1,829        72,215

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


       Summarized financial information by business segment for the six months ended June 30, 2003 is as follows:

                                                                   Utility
                                      ------------------------------------------------------------------
                                         Electric      Gas       Transmission  Eliminations      Total
                                      ------------- ----------- -------------  ------------ ------------
                                                                (In thousands)
2003:
Operating revenues:
   External customers.................   $ 260,135   $ 220,262      $  6,874       $    -    $ 487,271
   Intersegment revenues..............           -           -        18,189      (15,412)       2,777
Depreciation and amortization.........      31,578      10,940         4,659            -       47,177
Interest income.......................      16,056       1,109            58            -       17,223
Interest charges......................      13,352       6,789         3,079            -       23,220
Total income tax expense..............       6,772       2,981         1,242            -       10,995
Operating income......................      32,143      10,689         4,984            -       47,816
Cumulative effect of a change
  in accounting principle, net of tax.      25,093           -             -            -       25,093
Segment net income....................      43,605       4,548         1,910            -       50,063

Total assets..........................   1,313,108     438,828       243,232            -    1,995,168
Gross property additions..............      30,972      21,234        11,330            -       63,536

                                                     Corporate
                                        Wholesale    and Other  Consolidated
                                      ------------- ----------- ------------
                                                   (In thousands)
2003:
Operating revenues:
   External customers.................   $ 240,519     $   112     $ 727,902
   Intersegment revenues..............         900      (3,677)            -
Depreciation and amortization.........       7,060       2,987        57,224
Interest income.......................       2,595       1,359        21,177
Interest charges......................       7,161       5,616        35,997
Total income tax expense..............       5,493         196        16,684
Operating income......................      15,231         293        63,340
Cumulative effect of a change
  in accounting principle, net of tax.      12,329           -        37,422
Segment net income (loss).............      22,178      (6,182)       66,059

Total assets..........................     404,184     684,470     3,083,822
Gross property additions..............      16,518       3,814        83,868

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


       Summarized financial information by business segment for the six months ended June 30, 2002 is as follows:

                                                                   Utility
                                      ------------------------------------------------------------------
                                         Electric      Gas       Transmission  Eliminations      Total
                                      ------------- ----------- -------------  ------------ ------------
                                                                (In thousands)
 2002:
 Operating revenues:
    External customers...............   $ 263,756    $ 153,169      $ 11,810       $    -     $ 428,735
    Intersegment revenues............           -          445        15,435      (15,081)          799
 Depreciation and amortization.......      29,638       10,097         4,321            -        44,056
 Interest income.....................      16,008           81            14            -        16,103
 Interest charges....................      13,309        6,635         2,920            -        22,864
 Total income tax expense............      12,360        3,971         2,122            -        18,453
 Operating income....................      32,138       11,349         6,355            -        49,842
 Segment net income..................      27,669        6,130         3,277            -        37,076

 Total assets........................   1,712,744      449,695       197,928            -     2,360,367
 Gross property additions............      97,805       17,578         6,273            -       121,656


                                                     Corporate
                                        Wholesale    and Other  Consolidated
                                      ------------- ----------- ------------
                                                   (In thousands)
002:
Operating revenues:
   External customers................   $ 122,354      $   917     $ 552,006
   Intersegment revenues.............           -         (799)            -
Depreciation and amortization........       3,762        2,178        49,996
Interest income......................       2,551        2,908        21,562
Interest charges.....................       7,135         (184)       29,815
Total income tax expense (benefit)...      (3,813)       5,141        19,781
Operating income.....................       1,330          964        52,136
Segment net income (loss)............      (4,291)       3,321        36,106

Total assets.........................     314,998      264,484     2,939,849
Gross property additions.............      16,726        3,305       141,687

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

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


       The Company's available-for-sale securities include assets held in trust for its share of decommissioning costs of PVNGS and its executive retirement program. The trusts hold equity and fixed income securities. These amounts are included in other investments on the balance sheet. The amortized cost, gross unrealized gain and losses and estimated fair value of investments in available-for-sale securities are as follows:

                                                                June 30, 2003
                                     --------------------------------------------------------------------
                                     Amortized Cost     Unrealized        Unrealized       Fair Value
                                                           Gains            Losses
                                     ---------------- ----------------  ---------------  ----------------
                                                               (In thousands)
  Available-for-sale:
  Equity securities...............        $ 42,146           $6,920            $(999)          $48,067
  Municipal bonds.................          18,555            1,548               (1)           20,102
  U.S. Government securities......           5,703              618              (18)            6,303
  Corporate bonds.................              11                1                -                12
  Other investments...............           1,678                -               (3)            1,675
                                     ---------------- ----------------  ---------------  ----------------
                                          $ 68,093           $9,087          $(1,021)          $76,159
                                     ================ ================  ===============  ================

                                                              December 31, 2002
                                     --------------------------------------------------------------------
                                     Amortized Cost     Unrealized        Unrealized       Fair Value
                                                           Gains            Losses
                                     ---------------- ----------------  ---------------  ----------------
                                                               (In thousands)
  Available-for-sale:
  Equity securities...............         $32,643           $4,134         $ (1,514)         $ 35,263
  Mortgage-backed securities......          33,145              410              (93)           33,462
  Corporate bonds.................          32,466              438              (19)           32,885
  Municipal bonds.................          21,229            1,394              (24)           22,599
  U.S. Government securities......          12,725              702                -            13,427
  Other investments...............          14,716                -                -            14,716
                                     ---------------- ----------------  ---------------  ----------------
                                          $146,924           $7,078         $ (1,650)         $152,352
                                     ================ ================  ===============  ================






                           (Intentionally left blank)

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


       At June 30, 2003, the available-for-sale investments held by the Company had the following maturities:

                                              Amortized Cost     Fair Value
                                             ---------------- ----------------
                                                     (In thousands)

  Within 1 year.............................       $ 2,053          $ 2,067
  After 1 year through 5 years..............         2,169            2,258
  After 5 years through 10 years............         3,138            3,311
  Over 10 years.............................        17,180           19,049
  Equity securities.........................        42,146           48,067
  Other investments.........................         1,407            1,407
                                             ---------------- ----------------
                                                   $68,093          $76,159
                                             ================ ================

       The proceeds and gross realized gains and losses on the disposition of available-for-sale investments are shown in the following table. Realized gains and losses are determined by specific identification. The short-term investment balance was fully redeemed in the six months ended June 30, 2003 and included in proceeds from sale.

                                      Three Months Ended                  Six Months Ended
                                           June 30,                           June 30,
                               ---------------------------------  ---------------------------------
                                    2003             2002              2003             2002
                               ---------------- ----------------  ---------------  ----------------
                                                         (In thousands)
  Proceeds from sales.........        17,140           51,096          103,984           106,116
  Gross realized gains........         2,939              627            4,756             1,909
  Gross realized losses.......        (1,016)          (1,420)          (2,637)           (3,937)

Natural Gas Contracts

       Pursuant to a 1997 order issued by the New Mexico Public Utility Commission, the predecessor to the PRC, the Company previously entered into swaps to hedge certain portions of natural gas supply contracts in order to protect the Company's natural gas customers from the risk of adverse price fluctuations in the natural gas market. The financial impact of all hedge gains and losses from swaps is recoverable through the Company's purchased gas adjustment clause ("PGAC") if deemed prudently incurred by the PRC. As a result, earnings are not affected by gains or losses generated by these instruments.

       PNM purchased gas options, a type of hedge, to protect its natural gas customers from the risk of price fluctuations during the 2002-2003 heating season. PNM expended $6.0 million to purchase options that limit the maximum amount the Company would pay for gas during the winter heating season. The Company recovered its actual hedging expenditures as a component of the PGAC during the months of October 2002 through February 2003 in equal monthly allotments of $1.2 million.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Electricity Contracts

       The Company's wholesale operations entered into various forward physical contracts for the purchase and sale of electricity with the intent to optimize its net generation position. These contracts do not qualify for normal purchase and sale designation pursuant to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and are marked to market as required by SFAS 133. For the six months ended June 30, 2003, the Company's Wholesale Operations settled forward contracts for the sale of electricity that generated $59.8 million of electric revenues by delivering 1.4 million MWh. The Company purchased $61.0 million or 1.5 million MWh of electricity to support these contractual sales and other open market sales opportunities. For the six months ended June 30, 2002, the Company's Wholesale Operations settled forward contracts for the sale of electricity that generated $20.6 million of electric revenues by delivering 0.6 million MWh. The Company purchased $35.9 million or 0.7 million MWh of electricity to support these contractual sales and other open market sales opportunities.

       As of June 30, 2003, the Company had open contract positions to buy $78.1 million and to sell $80.3 million of electricity. At June 30, 2003, the Company had a gross mark-to-market gain (asset position) on these forward contracts of $17.9 million and gross mark-to-market loss (liability position) of $14.7 million, with net mark-to-market gain (asset position) of $3.2 million recorded in other current assets and liabilities, respectively. The change in mark-to-market valuation is recognized in earnings each period and is recorded in operating revenues.

       The Company's Wholesale Operations also entered into forward physical contracts for the sale of the Company's electric capacity in excess of its retail and wholesale firm requirement needs, including reserves. In addition, the Company entered into forward physical contracts for the purchase of retail needs, including reserves, when resource shortfalls exist. The Company generally accounts for these derivative financial instruments as normal sales and purchases as defined by SFAS 133, as amended. From time to time the Company makes forward purchases to serve its retail needs when the cost of purchased power is less than the incremental cost of its generation. At June 30, 2003, the Company had open forward positions classified as normal sales of electricity of $203.2 million and normal purchases of electricity of $138.3 million, which are not recorded on the financial statements.

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

       The Company is exposed to credit risk in the event of non-performance or non-payment by counterparties of its financial and physical derivative instruments. The Company uses a credit management process to assess and monitor the financial conditions of counterparties. The Company's credit risk with its largest counterparty as of June 30, 2003 and December 31, 2002 was $30.4 million and $18.7 million, respectively.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Forward Starting Interest Rate Swaps

       PNM had $46 million of tax-exempt bonds outstanding that were callable at a premium beginning December 15, 2002, and an additional $136 million that become callable at a premium in August 2003. PNM intended to refinance these bonds and had hedged the entire planned refinancing. The Company received regulatory approval to refund the tax-exempt bonds on October 29, 2002. In order to take advantage of low interest rates, PNM entered into five forward starting interest rate swaps in the fourth quarter of 2001 and the first quarter of 2002. The refinancings were completed on May 23, 2003.

       The forward starting swaps were terminated on May 13, 2003 for a cash settlement of $27.1 million. This amount has been capitalized by the Company as a financing cost and will be amortized over the life of the bonds.

Corporate and Pension Hedge

       The Company has approximately $318 million invested in domestic stocks and approximately $32 million invested in international stocks in various trusts for nuclear decommissioning, pension plan, executive retirement and retiree medical benefits. The Company uses financial derivatives based on the Standard & Poor's ("S&P") 500 Index to limit potential loss on these investments due to adverse market fluctuations. The options are structured as a collar, protecting the portfolio against losses beyond a certain amount and balancing the cost of that downside protection by foregoing gains above a certain level. If the S&P 500 Index is within the specified range when the option contract expires, the Company will not be obligated to pay, nor will the Company have the right to receive cash. During the three months ended June 30, 2003, the Company entered into certain S&P 500 Index contracts, which will expire on December 19, 2003 and March 19, 2004. The range of the floor and ceiling of the collar relative to a December 31, 2002 S&P 500 index of 880 is -3.4% for a floor and 16.7% to 21.0% for a ceiling. For the three months and six months ended June 30, 2003, the change in the market value of its corporate options was immaterial.




                           (Intentionally left blank)

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



(4)    Earnings Per Share

       In accordance with SFAS No. 128, "Earnings per Share" ("SFAS 128"), dual presentation of basic and diluted earnings per share has been presented in the Consolidated Statements of Earnings. The following reconciliation illustrates the impact on the share amounts of potential common shares and the earnings per share amounts for June 30 (in thousands except per share amounts):

                                                       Three Months Ended           Six Months Ended
                                                            June 30,                    June 30,
                                                    -------------------------- ----------------------------
                                                       2003          2002          2003           2002
                                                    ------------ ------------- -------------  -------------
Basic:
Net Earnings from Operations......................     $17,743       $11,157       $28,637        $36,106
Cumulative effect of a change in
   accounting principle, net of tax of $24,524....           -             -        37,422              -
                                                    ------------ ------------- -------------  -------------
Net Earnings......................................      17,743        11,157        66,059         36,106
Preferred Stock Dividend Requirements.............         147           147           293            293
                                                    ------------ ------------- -------------  -------------
Net Earnings Applicable to Common Stock...........      $17,596       $11,010      $65,766        $35,813
                                                    ============ ============= =============  =============
Average Number of Common Shares
   Outstanding....................................       39,364        39,118       39,242         39,118
                                                    ============ ============= =============  =============
Net Earnings per Share of Common Stock                   $ 0.45        $ 0.28       $ 1.68         $ 0.92
                                                    ============ ============= =============  =============
Earnings from operations..........................         0.45          0.28         0.73           0.92
Cumulative effect of a change in
   accounting principle...........................            -             -         0.95              -
                                                    ------------ ------------- -------------  -------------
Net earnings per share of common stock (basic)           $ 0.45        $ 0.28       $ 1.68         $ 0.92
                                                    ============ ============= =============  =============







                           (Intentionally left blank)

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                       Three Months Ended           Six Months Ended
                                                            June 30,                    June 30,
                                                    -------------------------- ----------------------------
                                                       2003          2002          2003           2002
                                                    ------------ ------------- -------------  -------------

Diluted:
Net Earnings from Operations......................      $17,743       $11,157       $28,637        $36,106
Cumulative effect of a change in
   accounting principle, net of tax of $24,524....            -             -        37,422              -
                                                    ------------ ------------- -------------  -------------
Net Earnings......................................       17,743        11,157        66,059         36,106
Preferred Stock Dividend Requirements.............          147           147           293            293
                                                    ------------ ------------- -------------  -------------
Net Earnings Applicable to Common Stock...........      $17,596       $11,010       $65,766        $35,813
                                                    ============ ============= =============  =============
Average Number of Common Shares
   Outstanding....................................       39,364        39,118        39,242         39,118
Dilutive effect of common stock
   equivalents (a)................................          390           468           327            494
                                                    ------------ ------------- -------------  -------------
Average common and common
   equivalent shares outstanding..................       39,754        39,586        39,569         39,612
                                                    ============ ============= =============  =============
Net Earnings per Share of Common Stock
   (Diluted)......................................       $ 0.44        $ 0.28        $ 1.66         $ 0.90
                                                    ============ ============= =============  =============
Earnings from operations..........................         0.44          0.28          0.71           0.90
Cumulative effect of a change in
   accounting principle...........................            -             -          0.95              -
                                                    ------------ ------------- -------------  -------------
Net earnings per share of common stock
   (diluted)......................................       $ 0.44        $ 0.28        $ 1.66          $0.90
                                                    ============ ============= =============  =============

       (a) Excludes the effect of average anti-dilutive common stock equivalents related to out-of-the-money options of 878,681 and 33,462 for the three months ended and 1,886,653 and 23,785 for the six months ended June 30, 2003 and 2002, respectively.

(5)    Commitments and Contingencies

PVNGS Liability and Insurance Matters

       The PVNGS participants have financial protection for public liability resulting from nuclear energy hazards to the full limit of liability under federal law. This potential liability is covered by primary liability insurance provided by commercial insurance carriers in the amount of $300 million and the balance by an industry-wide retrospective assessment program. If losses at any nuclear power plant covered by the programs exceed the primary liability insurance limit, the Company could be assessed retrospective adjustments. Effective August 20, 2003 the maximum assessment per reactor under the program

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


for each nuclear incident increases from approximately $88 million to approximately $101 million. The retrospective assessment is subject to an annual limit of $10 million per reactor per incident. Based upon the Company's 10.2% interest in the three PVNGS units, the Company's maximum potential assessment per incident for all three units is approximately $31 million, with an annual payment limitation of approximately $3 million per incident. If the funds provided by this retrospective assessment program prove to be insufficient, Congress could impose revenue-raising measures on the nuclear industry to pay claims.

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

Global Electric Agreement

       On October 10, 2002, PNM announced that it had agreed with the PRC staff, the New Mexico Attorney General ("AG"), and other consumer groups on a Global Electric Agreement that provided for joint support for the repeal of a majority of the New Mexico Utility Industry Restructuring Act of 1999, as amended, ("Restructuring Act"), a fixed rate path, procedures for the Company's participation in wholesale plant activities and other regulatory issues. The rate-path is effective for services rendered September 1, 2003 through December 31, 2007. Based on the normal time frame for rate proceedings in New Mexico of ten months, a change in rates would not happen until late 2008. The Global Electric Agreement was approved by the PRC on January 28, 2003. Legislation repealing the Restructuring Act and continuing the authorization for utilities to participate in wholesale plant activities for a limited time according to the Global Electric Agreement was passed by the New Mexico Legislature and signed into law by the Governor on April 8, 2003. In the Global Electric Agreement, PNM agreed to forego recovery of the costs incurred in preparing to transition to a competitive retail market in New Mexico under the repealed law. This resulted in a charge of $16.7 million, pre-tax, in the first quarter of 2003. As a result of

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


the repeal of the Restructuring Act, PNM has re-applied the accounting requirements of SFAS 71 to its regulated generation activities effective January 28, 2003, which did not have a material effect on the Company's financial condition or results of operations.

Asset Securitization

       On April 8, 2003, PNM entered into a transaction providing for the securitization of PNM's retail electric service accounts receivable and retail gas service accounts receivable ("AR Securitization"). The total capacity under the AR Securitization is $90 million. Under the AR Securitization, PNM will periodically sell its accounts receivable to a bankruptcy remote subsidiary, PNM Receivables Corp., which in turn pledges an undivided interest in the receivables to an unaffiliated conduit commercial paper issuer. This transaction was previously approved by the PRC on December 17, 2002. As of June 30, 2003, the Company had borrowed $64.6 million under the AR Securitization, which was secured by $78.5 million of accounts receivable. PNM Receivables Corp. is consolidated in the results of PNM Resources, Inc. and Subsidiaries and Public Service Company of New Mexico and Subsidiaries.

Eastern Interconnection Project ("EIP") Purchase

       On April 1, 2003, PNM exercised its early buyout option related to a 60% interest in the EIP transmission line and related facilities held under lease. Through the exercise of the early buyout option, PNM was able to retire all $26.2 million of secured facility bonds , which were issued to finance the sale leaseback transaction which had previously been disclosed as off balance sheet debt in the notes to the Companies' financial statements. The Company will continue to exclude $4.6 million of lease obligations relating to the 40% interest the Company does not own from the consolidated balance sheet.

Debt Refinance

       On May 13, 2003, the Company priced $182 million of tax-exempt pollution control bonds at a one-year interest rate of 2.75%. The bond sale closed on May 23, 2003. The bonds will need to be remarketed at the end of the one-year interest rate period. A portion of the proceeds were used to refund the $46 million of pollution control bonds, which became callable on December 15, 2002. Additionally, the remaining $136 million have been placed in an escrow account to be used to refund the same amount of pollution control bonds. The redemption notice for the remaining $136 million of pollution control bonds was issued and the bonds have been called for redemption on August 15, 2003. Both of these issuances were previously hedged (see Note 3 - Fair Market Value of Financial Instruments - Forward Interest Rate Swaps).

       The premium paid to refinance the pollution control bonds was $3.6 million. The balance of the unamortized debt issuance costs associated with the pollution control bonds that were retired was $3.8 million. These amounts were capitalized as loss on reacquired debt. The portion of unamortized loss on reacquired debt associated with the FERC firm requirements customers and the excluded plant of $1.0 million was written off in conjunction with the

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


refinancing of the pollution control bonds. The remaining balance will be amortized over the life of the new bonds.

Pension and Other Post-Retirement Benefits

       On May 13, 2003, the board of directors approved the use of Holding Company stock in the funding of the Company's defined benefit pension plan as well as its retiree medical trust. Corporate plan sponsors may make contributions of common stock to their defined benefit plans of up to 10% of the value of the portfolio without Department of Labor approval, provided that the contribution does not otherwise constitute a prohibited transaction under Employee Retirement Income Security Act ("ERISA"). On June 11, 2003, a contribution of 1,121,495 PNM Resources common shares (approximately $28.9 million in market value) was made to the Company's retirement plan.

Shelf Registrations

       On June 12, 2003, the Holding Company and PNM both filed universal shelf registration filings with the SEC for a combination of debt and equity securities for $500 million and $285 million, respectively. The PNM shelf registration, when combined with a previously filed shelf, provides $500 million of capacity. The PNM shelf registration was declared effective June 28, 2003. The Holding Company has not asked the SEC to declare its shelf registration effective as of the date of this filing.

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

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Risks and Uncertainties

       The Company's future results may be affected by changes in regional economic conditions; the outcome of labor negotiations with unionized employees; fluctuations in fuel, purchased power and gas prices; the actions of utility regulatory commissions; changes in law and environmental regulations; the success of its planned generation expansion; and external factors such as weather and water supply. Because of pending federal regulatory reforms, the public utility industry is undergoing a fundamental change. New Mexico has repealed the Electric Utility Industry Restructuring Act of 1999 and therefore has abandoned its plans to transform the industry from one of vertically-integrated monopolies to one with deregulated, competitive generation. However, the FERC has proposed a "Standard Market Design" ("SMD") to establish rules for a market-based approach for wholesale transactions over the transmission grid. The FERC's efforts have been opposed by a number of states, primarily in the West and in the Southeast in transmission market, because of concern that the SMD does not adequately take into account regional differences. Congress is currently debating energy legislation which could affect the FERC's activities. In an attempt to ease concerns, on April 28, 2003, the FERC issued a White Paper on "Wholesale Power Market Platform" describing changes it intended to make to its SMD proposed rules. The Company's future results will be impacted by the form the FERC rules take, if adopted; the costs of complying with rules and legislation that may call for regulatory reforms for the industry; and the resulting market prices for electricity and natural gas. In addition, the Company has in place a retail electric rate freeze through 2007 so that the Company's financial results will depend on its ability to control costs and grow revenues, and the implications of uncontrollable factors such as weather, water supply, litigation, and economic conditions.

(6)    Company Realignment

       On August 22, 2002, the Company was realigned due to the changes in the electric industry and particularly, the negative impact on the Company's earnings and growth prospects from wholesale market uncertainty. The changes included consolidation of similar functions. A total of 85 salaried and hourly employees were notified of their termination as part of the realignment. In accordance with Emerging Issues Task Force 94-3 ("EITF 94-3"), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity", the Company incurred a liability of $8.8 million for severance and other related costs associated with the involuntary termination of employees, which was charged to operations in the quarter ended September 30, 2002. The Company had paid $7.6 million as of June 30, 2003 for such costs and the balance of the liability was $1.2 million.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(7)    Other Income and Deductions

       The following table details the components of other income and deductions for PNM Resources, Inc. and Subsidiaries:

                                                   Three Months Ended             Six Months Ended
                                                        June 30,                      June 30,
                                              ----------------------------- ------------------------------
                                                  2003           2002           2003            2002
                                              -------------  -------------- -------------- ---------------
                                                                    (In thousands)
Other income:
Interest income.............................     $10,477          $9,730        $21,177         $21,562
Miscellaneous non-operating income..........       2,268           1,994          2,774           3,889
                                              -------------  -------------- -------------- ---------------
                                                 $12,745         $11,724        $23,951         $25,451
                                              =============  ============== ============== ===============
Other deductions:
Transition costs write-off..................           -               -         16,720               -
Miscellaneous non-operating deductions......       4,020           1,895          5,212           3,392
                                              -------------  -------------- -------------- ---------------
                                                  $4,020          $1,895        $21,932          $3,392
                                              =============  ============== ============== ===============

       The following table details the components of other income and deductions for PNM:

                                                   Three Months Ended             Six Months Ended
                                                        June 30,                      June 30,
                                              ----------------------------- ------------------------------
                                                  2003           2002           2003            2002
                                              -------------  -------------- -------------- ---------------
                                                                    (In thousands)
Other income:
Interest income.............................     $10,084          $8,177        $20,201         $18,188
Miscellaneous non-operating income..........       1,513             951          1,889           1,305
                                              -------------  -------------- -------------- ---------------
                                                 $11,597          $9,128        $22,090         $19,493
                                              =============  ============== ============== ===============
Other deductions:
Transition costs write-off..................           -               -         16,720               -
Miscellaneous non-operating deductions......         962           1,626          2,723           3,752
                                              -------------  -------------- -------------- ---------------
                                                   $ 962          $1,626        $19,443          $3,752
                                              =============  ============== ============== ===============

(8)    New and Proposed Accounting Standards

       Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements" ("FIN 46"). In January 2003, the Financial Accounting Standards Board ("FASB") issued FIN 46 to address the consolidation of variable interest entities. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date and may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


as of the beginning of the first year restated. As of July 1, 2003, FIN 46 did not have a material impact on the Company's financial condition or results of operations.

       EITF 02-3 "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities", EITF 98-10 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" and Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). On October 25, 2002, the EITF reached a final consensus on EITF 02-3 that rescinds EITF 98-10 and requires that all energy contracts held for trading purposes be presented on a net margin basis in the statement of earnings. As a result, the Company has reclassified those contracts previously accounted for under EITF 98-10 to a net margin basis under EITF 02-3 for the three months and six months ended June 30, 2002. The Company will not report revenues and cost of energy sold on a net margin basis on a prospective basis because of the application of EITF 02-3, as none of the Company's current marketing activities meet the definition of trading activities as prescribed by EITF 02-3.

       The following table details wholesale electric revenues as adjusted under EITF 02-3. Energy trading margin is included in electric operating revenues in the Statements of Earnings.

                                               Three Months        Six Months
                                                  Ended               Ended
                                                June 30, 2002     June 30, 2002
                                              ---------------   ----------------
Wholesale revenues..........................      $ 20,408            $38,150
Wholesale purchases (EITF 02-3 adjustment)..       (18,944)           (35,432)
                                               -------------       ------------
Energy trading margin.......................       $ 1,464            $ 2,718
                                               =============       ============

       Statement of Financial Accounting Standards No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). On April 30, 2003, the Financial Accounting Standards Board ("FASB") issued SFAS
149. SFAS 149 amends SFAS 133 for derivative instruments, including certain derivative investments embedded in other contracts and for hedging activities. SFAS 149 also amends certain existing pronouncements. It will require contracts with comparable characteristics to be accounted for similarly. In particular, SFAS 149 clarifies when a contract with an initial net investment meets the characteristics of a derivative and clarifies when a derivative that contains a financing component will require special reporting in the statement of cash flows. The Company must apply SFAS 149 to contracts entered into or modified after June 30, 2003.

       For the companies in the wholesale power marketing industry, SFAS 149 amends previously issued guidance in Derivative Implementation Group Issue Summaries. Specifically, the pronouncement excludes electricity contracts subject to unplanned netting from normal designation under SFAS 133. In addition, the pronouncement amends the definition of a capacity contract. Electricity contracts entered into or modified after June 30, 2003 that meet the

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


amended definition may qualify for normal designation despite being subject to unplanned netting. The Company is currently evaluating the impact of adopting the requirements of SFAS 149 and is unable to determine if SFAS 149 will have a material effect on the Company's financial statements. If the Company's forward contracts that are typically designated as normal pursuant to SFAS 133 do not meet the definition of a capacity contract pursuant to SFAS 149, they may be marked-to-market which will substantially increase the number of the Company's contracts subject to mark-to-market accounting.

       Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). On May 15, 2003, the FASB issued SFAS 150. This statement establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. It requires that issuers classify as liabilities a financial instrument that is within its scope as a liability because that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003. Currently, the Company does not possess any such financial instruments that are covered under this statement.

       EITF 01-8 "Determining Whether an Arrangement Contains a Lease." EITF 01-8 provides guidance on how to determine whether an arrangement contains a lease that is within the scope of Statement of Financial Accounting Standards No. 13, "Accounting for Leases" ("SFAS 13"). The guidance is based on whether the arrangement conveys to the purchaser (lessee) the right to use a specific asset. A consensus was reached on the accounting for substantial services provided by the lessor in these arrangements in which these services are not executory costs as the term is used in SFAS 13. Guidance is also provided as to when an arrangement should be reassessed to determine whether it contains a lease and how to account for these subsequent changes in lease classification. EITF 01-8 should be applied to arrangements agreed to, committed to, modified, or acquired in business combinations initiated in the next reporting period beginning after May 28, 2003. The Company does not expect EITF 01-8 to have a significant impact on its consolidated financial statements.

       EITF 02-9 "Accounting for Changes That Result in a Transferor Regaining Control of Financial Assets Sold." EITF 02-9 addresses how to apply the accounting requirements of paragraph 55 of Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"), with respect to beneficial interests held by the transferor and loans that do not meet the definition of a security, including whether the transferor should recognize a gain or loss when the provisions of paragraph 55 are applied. Paragraph 55 of SFAS No. 140 requires a transferor to recognize in its financial statements assets previously accounted for appropriately as having been sold when one or more of the conditions regarding control of the assets are no longer met. EITF 02-9 should be applied to events occurring after April 2, 2003. The Company does not expect EITF 02-9 to have a significant impact on its consolidated financial statements.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(9)    Subsequent Events

Employee Stock Purchase Plan ("ESPP")

       The ESPP, which allows eligible employees to purchase shares of PNM Resources common stock ("Stock") at a discount, became effective on July 1, 2003. Employees can contribute from 1% to 10% of their pay each pay period towards purchases. The ESPP is organized into two six-month offering periods that run from January 1 through June 30 and from July 1 through December 31. Within each offering period, there are two purchase periods and two purchase dates. The purchase periods run from January 1 through March 31, April 1 through June 30, July 1 through September 30 and October 1 through December 31. The purchase dates are March 31, June 30, September 30 and December 31. At the end of each purchase period, the accumulated contributions are used to purchase full and fractional shares of stock at the discounted purchase price. The discounted purchase price is 85% of the lower of fair market value of the Stock on the two different days each offering period: the first day of the offering period; or the relevant purchase date. Employees cannot purchase more than $25,000 of stock each calendar year. As of July 1, 2003, 347 employees elected to participate in the ESPP. The total amount to be contributed each purchase period is approximately $0.2 million.

Long-term Debt

       As of June 30, 2003, PNM had $268.4 million of long-term debt that matures in August 2005. All other long-term debt of PNM matures in 2016 or later. On June 30, 2003, PNM filed for approval with the PRC to issue up to $300 million of new long term debt maturing in 2008, 2010, 2013 or some combination thereof. Proceeds would be used to retire the $268.4 million maturing in August 2005. The Company filed a conditional notice of redemption on the $268.4 million of long-term debt on July 21, 2003. A hearing on the matter was held July 29, 2003. The PRC approved the issuance of new long-term debt on August 5, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The Management's Discussion and Analysis of Financial Condition and Results of Operations for the Holding Company and its subsidiaries and PNM is presented on a combined basis. The Holding Company performs substantially all of the corporate activities of PNM. These activities are billed to PNM on a cost basis to the extent they are for the corporate management of PNM and are allocated to the operating segments. In January 2002, Avistar and certain inactive subsidiaries were transferred by way of a dividend to the Holding Company pursuant to an order from the PRC. The business of PNM constitutes substantially all of the business of the Company. Therefore, the financial results and results of operations of PNM are virtually identical to the consolidated results of the Holding Company and all its subsidiaries. For discussion purposes, this report will use the term "Company" when discussing matters of common applicability to the Holding Company and Subsidiaries and PNM. Readers of Management's Discussion and Analysis of Financial Condition and Results of Operations should assume that the information presented applies to consolidated results of operations and financial position of both the Holding Company and its subsidiaries and PNM, except where the context or references clearly indicate otherwise. Discussions regarding specific contractual obligations generally reference the company that is legally obligated. In the case of contractual obligations of PNM, these obligations are consolidated with the Holding Company and its subsidiaries under GAAP. Broader operational discussions refer to the Company.

       The following is management's assessment of the Company's financial condition and the significant factors affecting the results of operations. This discussion should be read in conjunction with the Company's consolidated financial statements and related notes. Trends and contingencies of a material nature are discussed to the extent known and considered relevant.

                                    OVERVIEW

       The Holding Company is an investor-owned holding company of energy and energy related companies. Its principal subsidiary, PNM, is an integrated public utility primarily engaged in the generation, transmission and distribution of electricity; transmission, distribution and sale of natural gas within the State of New Mexico; and the sale and marketing of electricity in the Western United States.

                              COMPETITIVE STRATEGY

       The Company is positioned as a "merchant utility," primarily operating as a regulated energy service provider. The Company is also engaged in the sale and marketing of electricity in the competitive energy market place. As a utility, PNM has an obligation to serve its customers under the jurisdiction of the PRC. As a wholesale electricity provider, PNM markets excess production from the utility, as well as unregulated generation, into a competitive marketplace. As part of its electric wholesale power operation, it purchases wholesale electricity in the open market for future resale or to provide energy to retail customers in New Mexico when the Company's generation assets cannot satisfy demand. The wholesale operations utilize an asset-backed strategy, whereby the Company's aggregate net open position for the sale of electricity is covered by the Company's forecasted excess generation capabilities.

       As it currently operates, the Company's principal business segments are Utility Operations and Wholesale Operations ("Wholesale"). Utility Operations include Electric Services ("Electric"), Gas Services ("Gas") and Transmission Services ("Transmission"). Electric consists of the distribution and generation of electricity for retail customers. Wholesale consists of the generation and sale of electricity into the wholesale market based on three product lines that include long-term contracts, forward sales and short-term sales.

       The Utility Operations strategy is directed at supplying reasonably priced and reliable energy to retail customers through customer-driven operational excellence, high quality customer service, cost efficient processes, and improved overall organizational performance.

       The Wholesale Operations strategy calls for increased asset-backed energy sales supported by long-term contracts and the wholesale market. The asset-backed sales are actively monitored by management by the use of stringent risk management policies. The Company's future growth plans call for approximately 75% of its new generation portfolio to be committed through long-term contracts, including sales to retail customers. Growth will be dependent on market development and upon the Company's ability to generate funds for the Company's future expansion. Although the current economic environment has led the Company to scale back its expansion plans, the Company will continue to operate in the wholesale market and seek rationally priced asset additions. Expansion of the Company's generating portfolio will depend upon acquiring favorably priced assets at strategic locations and securing long-term commitments for the purchase of power from the acquired plants.







                           (Intentionally left blank)

                              RESULTS OF OPERATIONS

                        Three Months Ended June 30, 2003
                  Compared to Three Months Ended June 30, 2002

Consolidated

       The Company's net earnings available to common shareholders for the three months ended June 30, 2003 were $17.6 million or $0.44 per diluted share of common stock, a 59.8% increase in net earnings compared to $11.0 million or $0.28 per diluted share of common stock in 2002. This increase primarily reflects new long-term contract sales, improved wholesale market conditions and increased demand in the New Mexico service territory for electricity and natural gas.

       The following discussion is based on the financial information presented in the Consolidated Financial Statements - Segment Information Note 2, in the Notes to the Consolidated Financial Statements. Corporate allocations, income taxes and non-operating items are discussed only on a consolidated basis.

Utility Operations

Electric

       The table below sets forth the operating results for Electric.

                                                Three Months Ended
                                                      June 30,
                                         ----------------------------------
                                               2003              2002           Variance
                                         -----------------   --------------   --------------
                                                             (In thousands)
 Operating revenues:.....................      $ 131,091         $ 134,412          $(3,321)
 Less: Cost of energy....................         50,006            49,733              273
        Energy transfer..................        (11,654)           (8,526)          (3,128)
                                          ----------------   ---------------   --------------
 Gross margin............................         92,739            93,205             (466)
                                          ----------------   ---------------   --------------
 Energy production costs.................         25,427            26,899           (1,472)
 Distribution O&M........................          4,903             5,145             (242)
 Customer related expense................          4,184             4,938             (754)
 Administrative and general..............          2,175             2,391             (216)
                                          ----------------   ---------------   --------------
   Total non-fuel O&M....................         36,689            39,373           (2,684)
 Corporate allocation....................         13,850            12,761            1,089
 Depreciation and amortization...........         15,843            14,752            1,091
 Taxes other than income taxes...........          3,598             4,605           (1,007)
 Income taxes............................          6,277             5,815              462
                                          ----------------   ---------------   --------------
   Total non-fuel operating expenses.....         76,257            77,306           (1,049)
                                          ----------------   ---------------   --------------
 Operating income........................       $ 16,482          $ 15,899           $  583
                                          ----------------   ---------------   --------------

       The following table shows electric revenues by customer class and average customers:

                            Electric Retail Revenues

                                     Three Months Ended
                                          June 30,
                                    2003           2002          Variance
                                -------------  -------------  --------------
                                               (In thousands)
 Residential................          $46,871        $45,696        $1,175
 Commercial.................           62,984         62,577           407
 Industrial.................           16,351         20,792        (4,441)
 Other......................            4,885          5,347          (462)
                                -------------  -------------  --------------
                                     $131,091       $134,412      $ (3,321)
                                =============  =============  ==============
 Average customers..........          394,679        383,589        11,090
                                =============  =============  ==============

       The following table shows electric sales by customer class:

                                 Electric Sales

                                   Three Months Ended
                                        June 30,
                                  2003           2002          Variance
                              -------------  -------------  --------------
                                            (Megawatt hours)
 Residential...............         547,145        534,417        12,728
 Commercial................         830,153        823,218         6,935
 Industrial................         325,243        405,571       (80,328)
 Other.....................          56,783         62,491        (5,708)
                              -------------  -------------  --------------
                                 1,759,324      1,825,697       (66,373)
                              =============  =============  ==============

       Operating revenues decreased $3.3 million or 2.5% for the period. Retail electricity delivery declined to 1.76 million MWh in 2003 compared to 1.83 million MWh delivered in the prior year, resulting in the decrease in revenues. This volume decrease was the result of the reclassification of a significant customer from retail to wholesale electric rates in the first quarter of 2003, partially offset by customer growth year-over-year of 2.9%. Without the customer reclassification, volume increased 1.3% and retail electric revenues increased $1.4 million.

       The gross margin, or operating revenues minus cost of energy sold, decreased $0.5 million or 0.5%. This decrease is due mainly to the customer reclassification, partially offset by customer growth in the Company's retail electric service territory.

       Total non-fuel O&M expenses decreased $2.7 million or 6.8%. Energy production costs decreased $1.5 million or 5.5% primarily due to plant maintenance schedules. As a result of the maintenance schedule timing, maintenance costs decreased $0.7 million at Reeves Generating Station ("Reeves") and $0.9 million at Palo Verde Nuclear Generating Station (`PVNGS") Unit 2 for outages in 2002, which did not recur in 2003. Customer-related expense decreased $0.8 million or 15.3% due to lower salaries and outside services due to the Company realignment (see Note 6 "Company Realignment") and lower bad debt expense of $0.3 million as a result of collection improvements. Depreciation and amortization increased $1.1 million or 7.4% due to an increase of $0.3 million for the change in accounting for costs related to asset retirement obligations, as required by SFAS 143, and a higher depreciable plant base. Taxes other than income taxes decreased $1.0 million or 21.9% due to a decrease in property tax as a result of a change in assessed value and a decrease in social security taxes.

Gas

       The table below sets forth the operating results for Gas.

                                                 Three Months Ended
                                                       June 30,
                                          --------------------------------
                                               2003             2002            Variance
                                          ---------------   --------------   ---------------
                                                           (In thousands)
Operating revenues:
  External customers....................        $74,009          $43,968          $ 30,041
  Intersegment revenues.................              -              445              (445)
                                          ---------------   --------------   ---------------
  Total revenues........................         74,009           44,413            29,596
Less: Cost of energy....................         46,275           18,922            27,353
                                          ---------------   --------------   ---------------
Gross margin............................         27,734           25,491             2,243
                                          ---------------   --------------   ---------------
Energy production costs.................            438              503               (65)
Transmission and distribution O&M.......          7,145            6,592               553
Customer related expense................          4,062            4,281              (219)
Administrative and general..............            924            1,568              (644)
                                          ---------------   --------------   ---------------
  Total non-fuel O&M....................         12,569           12,944              (375)
Corporate allocation....................          8,607            7,875               732
Depreciation and amortization...........          5,498            5,035               463
Taxes other than income taxes...........          1,314            1,967              (653)
Income taxes............................         (1,547)          (2,236)              689
                                          ---------------   --------------   ---------------
  Total non-fuel operating expenses.....         26,441           25,585               856
                                          ---------------   --------------   ---------------
Operating income (loss).................        $ 1,293          $   (94)          $ 1,387
                                          ---------------   --------------   ---------------

       The following table shows gas revenues by customer and average customers:

                                  Gas Revenues

                                   Three Months Ended
                                        June 30,
                                  2003           2002          Variance
                              -------------  -------------  --------------
                                             (In thousands)
 Residential...............         $44,699        $25,612        $19,087
 Commercial................          15,142          8,191          6,951
 Industrial................             434            415             19
 Transportation*...........           6,010          5,134            876
 Other.....................           7,724          5,061          2,663
                              -------------  -------------  --------------
                                    $74,009        $44,413        $29,596
                              =============  =============  ==============
 Average customers.........         451,079        443,514          7,565
                              =============  =============  ==============

       The following table shows gas throughput by customer class:

                                 Gas Throughput

                                          Three Months Ended
                                        June 30,
                                  2003           2002          Variance
                              -------------  -------------  --------------
                                       (Thousands of decatherms)
 Residential...............           3,651          2,984           667
 Commercial................           1,641          1,594            47
 Industrial................              70            124           (54)
 Transportation*...........          16,455         14,076         2,379
 Other.....................           1,026          1,114           (88)
                              -------------  -------------  --------------
                                     22,843         19,892         2,951
                              =============  =============  ==============

       *Customer-owned gas

       Operating revenues increased $29.6 million or 66.6% for the period to $74.0 million, primarily because of higher natural gas prices in 2003 as compared to 2002, customer growth of 1.7% and an increase in gas sales volumes of 14.8%, largely resulting from cooler weather in April 2003. PNM purchases natural gas in the open market and resells it at that open market price to its distribution customers. As a result, increases or decreases in gas revenues driven by gas costs do not impact the Company's consolidated gross margin or earnings.

       The gross margin, or operating revenues minus cost of energy sold, increased $2.2 million or 8.8%. This increase is due mainly to a weather-related increase in gas volumes, partially offset by the expiration in January 2003 of a rate rider for the recovery of certain costs of $0.6 million. The Company currently believes that gas assets are not earning an adequate level of return. As a result, the Company filed a request for increased rates in January 2003. In June 2003, the Company agreed to a negotiated settlement. If approved by the PRC, the agreement will increase gas revenues by $21.6 million annually. The agreement also allows the Company to collect interest on uncollected regulatory assets over the collection period. The revenue increase and interest collection combined generate approximately $22 million of pre-tax value. An order from the PRC is not expected until September 2003 with new rates going into effect in October 2003.

       Total non-fuel O&M expenses decreased $0.4 million or 2.9%. Transmission and distribution O&M increased $0.6 million or 8.4% due to an increase in leak surveys of $0.3 million for safety purposes and a 2002 legal settlement of $0.3 million. Administrative and general costs decreased $0.6 million or 41.1% primarily due to lower costs resulting from increased capital activity and cost control initiatives. Depreciation and amortization increased $0.5 million or 9.2% due to a higher depreciable plant base. Taxes other than income taxes decreased $0.7 million or 33.2% due to a decrease in property tax as a result of a change in assessed value and a decrease in social security taxes.

Transmission

       The table below sets forth the operating results for Transmission.

                                                 Three Months Ended
                                                       June 30,
                                          ----------------------------------
                                                2003              2002           Variance
                                          -----------------   --------------   --------------
                                                            (In thousands)
 Operating revenues:
   External customers.....................        $ 2,317           $ 5,912         $ (3,595)
   Intersegment revenues..................         10,554             7,798            2,756
                                           ----------------   ---------------   --------------
   Total revenues.........................         12,871            13,710             (839)
 Less: Cost of energy.....................          1,183             1,021              162
                                           ----------------   ---------------   --------------
 Gross margin.............................         11,688            12,689           (1,001)
                                           ----------------   ---------------   --------------
 Energy production costs..................            241                (4)             245
 Transmission O&M.........................          3,136             3,705             (569)
 Administrative and general...............            581               669              (88)
                                           ----------------   ---------------   --------------
   Total non-fuel O&M.....................          3,958             4,370             (412)
 Corporate allocation.....................          1,127             1,200              (73)
 Depreciation and amortization............          2,337             2,199              138
 Taxes other than income taxes............            586               604              (18)
 Income taxes.............................          1,044             1,338             (294)
                                           ----------------   ---------------   --------------
   Total non-fuel operating expenses......          9,052             9,711             (659)
                                           ----------------   ---------------   --------------
 Operating income.........................          2,636             2,978          $  (342)
                                           ----------------   ---------------   --------------

       Operating revenues decreased $0.8 million or 6.1% and gross margin decreased $1.0 million or 7.9% for the period. Transmission revenues decreased primarily due to lower demand for wheeling to California from Arizona as a result of lower demand in the California market.

       Total non-fuel O&M expenses decreased $0.4 million or 9.4%. Transmission O&M decreased $0.6 million or 15.4% primarily due to a decrease in lease costs of $1.1 million for the EIP transmission line, a portion of which was repurchased in April 2003. This decrease was partially offset by higher maintenance costs incurred for reliability improvement purposes.

       Wholesale

       The table below sets forth the operating results for Wholesale.

                                                    Three Months Ended
                                                         June 30,
                                            -----------------------------------
                                                 2003                2002            Variance
                                            ----------------    ---------------    --------------
                                                               (In thousands)
   Operating revenues:
     External customers....................      $ 132,742             $65,812          $66,930
     Intersegment revenues.................            900                   -              900
                                            ----------------    ----------------   --------------
     Total revenues........................        133,642              65,812           67,830
   Less: Cost of energy....................         89,327              46,936           42,391
          Energy transfer..................         11,652               8,526            3,126
                                            ----------------    ----------------   --------------
   Gross margin............................         32,663              10,350           22,313
                                            ----------------    ----------------   --------------
   Energy production costs.................          8,409               6,804            1,605
   Administrative and general..............          1,994               1,316              678
                                            ----------------    ----------------   --------------
     Total non-fuel O&M....................         10,403               8,120            2,283
   Corporate allocation....................            965                 918               47
   Depreciation and amortization...........          3,569               1,906            1,663
   Taxes other than income taxes...........          1,050                 630              420
   Income taxes............................          4,240               (2,900)          7,140
                                            ----------------    ----------------   --------------
     Total non-fuel operating expenses.....         20,227               8,674           11,553
                                            ----------------    ----------------   --------------
   Operating income........................       $ 12,436             $ 1,676         $ 10,760
                                            ----------------    ----------------   --------------

       The following table shows revenues by customer class:

                               Wholesale Revenues

                                          Three Months Ended
                                         June 30,
                                   2003           2002          Variance
                               -------------  -------------  --------------
                                              (In thousands)
  Long-term contracts.......         $34,507        $16,045        $18,462
  Forward sales*............          44,010          1,464         42,546
  Short-term sales..........          55,125         48,303          6,822
                               -------------  -------------  --------------
                                    $133,642        $65,812        $67,830
                               =============  =============  ==============

 *Includes mark-to-market gains/(losses).




                           (Intentionally left blank)

       The following table shows sales by customer class:

                           Wholesale Sales

                                    Three Months Ended
                                         June 30,
                                   2003           2002          Variance
                               -------------  -------------  --------------
                                             (Megawatt hours)
  Long-term contracts.......         560,672        227,000       333,672
  Forward sales.............         955,180              -       955,180
  Short-term sales..........       1,352,006      1,771,569      (419,563)
                               -------------  -------------  --------------
                                   2,867,858      1,998,569       869,289
                               =============  =============  ==============

       Operating revenues increased $67.8 million or 103.1% for the period to $133.6 million. This increase in wholesale electric sales primarily reflects new long-term contract sales and improved wholesale market conditions. The Company delivered wholesale (bulk) power of 2.9 million MWh of electricity for the three months ended June 30, 2003 compared to 2.0 million MWh for the same period in 2002. In addition, effective January 1, 2003, the Company adopted EITF 02-3, which resulted in the reclassification of contracts that were previously accounted for under EITF 98-10 to a net margin basis. Therefore, in 2002, $18.9 million of realized purchased power expense was netted against revenues for a net margin of $1.5 million. These sales and purchases were accounted for in the forward sales market.

       The gross margin, or operating revenues minus cost of energy sold, increased $22.3 million or 215.6%. Higher margins were created primarily by new long-term sales contracts, higher market prices and improved market liquidity. The addition of new, multi-year long-term contracts added $12.7 million or 57.0% of the total gross margin increase for the quarter. In addition, long-term contract margin increased due to the transfer of a significant customer from retail to wholesale. Forward sales margin increased $6.4 million or 28.8% of the total gross margin increase reflecting a return to more rational price markets and improved market liquidity. The average price realized by the Company on its forward sales was $42 per MWh in 2003, compared to $35 per MWh in 2002. Short-term sales margin increased $3.2 million or 14.2% of the total gross margin increase due to the commodity price stabilization, partially offset by lower volume due to resources being used for increased long-term sale obligations. The average price on the Company's realized short-term sales was $40 per MWh in 2003, compared to $27 per MWh in 2002. This increase was partially offset by planned and unplanned outages at SJGS and PVNGS, which reduced availability of power for wholesale sales. Overall open market sales (forward and short-term sales) averaged $41 per MWh in 2003 versus $28 per MWh in 2002. Unplanned outages were within the Company's expected ranges for the second quarter 2003. The Company had a favorable change in the unrealized mark-to-market position of the forward sales portfolio of $2.9 million year-over-year ($3.9 million gain in 2003 versus $1.0 million gain in 2002).

       Total non-fuel O&M expenses increased $2.3 million or 28.1%. Energy production costs increased $1.6 million or 23.6% primarily due to costs of $2.5 million related to a PVNGS Unit 3 planned outage in 2003. In addition, the new Afton and Lordsburg gas fired facilities, which became operational in late 2002, incurred operating costs of $0.4 million in 2003. Administrative and general increased $0.7 million or 51.5% primarily due to combustion turbine storage costs of $0.6 million. Depreciation and amortization increased $1.7 million or 87.3% primarily due to the addition of Lordsburg and Afton and an increase of $0.4 million for the change in accounting for costs related to asset retirement obligations as required by SFAS 143.

Corporate and Other

       Corporate administrative and general, which represent costs that are driven primarily by corporate-level activities, is allocated to the business segments and presented in the corporate allocation line item in the segment statements. These costs increased $7.7 million or 36.6% for the period to $28.6 million. Lower prior-year returns on pension investments and increasing healthcare costs were two critical drivers. Bonus accruals were also higher because of higher year-over-year earnings, while environmental costs increased $0.5 million for routine clean-up matters.

       Taxes other than income taxes decreased $1.0 million or 85.8% to $0.2 million due to a decrease in property taxes as a result of a change in assessed value and a decrease in social security tax.

Consolidated

Other Income and Deductions

       Other income increased by $1.0 million or 8.7% due to higher quarter-over-quarter returns on investments reflecting improved market conditions. This increase is partially offset by lower interest income due to a decrease in the short-term investment balance. Cash from the redemption of short-term investments was primarily used for the Company's repayment of the EIP long-term debt, debt refinancing and repayment of short-term debt.

       Other deductions increased $2.1 million or 112.1% primarily due to a write-off of $1.0 million for costs related to long-term debt refunding.

Interest Expense

       Interest expense increased $3.1 million or 20.9% primarily due to increased short-term borrowings and by decreased capitalized interest of $2.3 million due to the completion of the southern New Mexico gas-fired plant construction.

Income Taxes

       The Company's consolidated income tax expense before the cumulative effect of a change in accounting principle was $10.2 million for the three months ended June 30, 2003, compared to $5.6 million for the three months ended June 30, 2002. The increase was due to the impact of higher pre-tax earnings. The Company's effective income tax rates for the three months ended June 30, 2003 and 2002 were 36.54% and 33.31%, respectively. The increase in the effective rate period over period was due to the reduction in permanent tax benefits.

                              RESULTS OF OPERATIONS

                         Six Months Ended June 30, 2003
                   Compared to Six Months Ended June 30, 2002

Consolidated

       The Company's net earnings available to common shareholders for the six months ended June 30, 2003 were $65.8 million or $1.66 per diluted share of common stock, an 83.6% increase in net earnings compared to $35.8 million or $0.90 per diluted share of common stock in 2002. This increase primarily reflects the cumulative effect of a change in accounting principle for the adoption of SFAS 143 of $37.4 million, net of tax and improved operating performance. This increase was partially offset by the write-off of transition costs of $16.7 million that resulted from the repeal of electric deregulation in New Mexico in the first quarter of 2003.

       The following discussion is based on the financial information presented in the Consolidated Financial Statements - Segment Information Note 2, in the Notes to the Consolidated Financial Statements. Corporate allocations, income taxes and non-operating items are discussed only on a consolidated basis.

Utility Operations

Electric

       The table below sets forth the operating results for Electric.

                                                     Six Months Ended
                                                          June 30,
                                           ----------------------------------
                                                 2003              2002           Variance
                                           -----------------   --------------   --------------
                                                             (In thousands)
 Operating revenues:......................       $ 260,135         $ 263,756          $(3,621)
 Less: Cost of energy.....................          97,780            96,352            1,428
        Energy transfer...................         (21,765)          (17,152)          (4,613)
                                            ----------------   ---------------   --------------
 Gross margin.............................         184,120           184,556             (436)
                                            ----------------   ---------------   --------------
 Energy production costs..................          52,877            54,886           (2,009)
 Transmission and distribution O&M........          10,157            10,078               79
 Customer related expense.................           6,463             8,848           (2,385)
 Administrative and general...............           2,882             2,415              467
                                            ----------------   ---------------   --------------
   Total non-fuel O&M.....................          72,379            76,227           (3,848)
 Corporate allocation.....................          26,897            24,932            1,965
 Depreciation and amortization............          31,578            29,638            1,940
 Taxes other than income taxes............           8,808             9,282             (474)
 Income taxes.............................          12,315            12,339              (24)
                                            ----------------   ---------------   --------------
   Total non-fuel operating expenses......         151,977           152,418             (441)
                                            ----------------   ---------------   --------------
 Operating income.........................        $ 32,143          $ 32,138            $   5
                                            ----------------   ---------------   --------------

       The following table shows electric revenues by customer class and average customers:

                            Electric Retail Revenues

                                       Six Months Ended
                                           June 30,
                                     2003           2002          Variance
                                 -------------  -------------  --------------
                                                (In thousands)
   Residential................        $97,834        $96,418         $1,416
   Commercial.................        118,090        117,582            508
   Industrial.................         35,102         40,420         (5,318)
   Other......................          9,109          9,336           (227)
                                 -------------  -------------  --------------
                                     $260,135       $263,756       $ (3,621)
                                 =============  =============  ==============
  Average customers..........         393,635        382,625         11,010
                                 =============  =============  ==============

       The following table shows electric sales by customer class:

                                 Electric Sales

                                      Six Months Ended
                                          June 30,
                                    2003           2002          Variance
                                -------------  -------------  --------------
                                              (Megawatt hours)
   Residential...............      1,139,280      1,123,413         15,867
   Commercial................      1,551,015      1,534,477         16,538
   Industrial................        696,878        797,917       (101,039)
   Other.....................         99,669        109,365         (9,696)
                                -------------  -------------  --------------
                                   3,486,842      3,565,172        (78,330)
                                =============  =============  ==============

       Operating revenues decreased $3.6 million or 1.4% for the period. Retail electricity delivery declined slightly to 3.5 million MWh in 2003 compared to
3.6 million MWh delivered in the prior year, resulting in decreased revenues. Lower volumes were the result of the reclassification of a significant customer from retail to wholesale electric rates in the first quarter of 2003, which was almost completely offset by customer growth of 2.9%. Without the customer reclassification, volume increased 2.8%.

       The gross margin, or operating revenues minus cost of energy sold, decreased $0.4 million or 0.2%. This decrease is due to the customer reclassification, offset by customer growth in the Company's retail electric service territory.

       Total non-fuel O&M expenses decreased $3.8 million or 5.0%. Energy production costs decreased $2.0 million or 3.7% primarily due to lower plant maintenance costs. Contributing to this decrease were decreased costs of $1.0 million at Reeves, $1.8 million at Four Corners and $1.9 million at PVNGS Unit 2 primarily for outages in 2002, which did not recur in 2003. This decrease was partially offset by increased costs of $2.4 million at SJGS related to increased plant outages in 2003. Customer-related expense decreased $2.4 million or 27.0% due to lower bad debt expense of $1.9 million as a result of continued collection improvements and lower salaries and outside services due to the Company realignment. Depreciation and amortization increased $1.9 million or

6.5% due to an increase of $0.7 million for the change in accounting for costs related to asset retirement obligations as required by SFAS 143 and a higher depreciable plant base. Taxes other than income taxes decreased $0.5 million or 5.1% due to a decrease in property tax as a result of a change in assessed value and a decrease in social security taxes.

Gas

       The table below sets forth the operating results for Gas.

                                                    Six Months Ended
                                                         June 30,
                                           --------------------------------
                                                2003             2002            Variance
                                           ---------------   --------------   ---------------
                                                            (In thousands)
Operating revenues:
  External customers.....................       $220,262         $153,169          $ 67,093
  Intersegment revenues..................              -              445              (445)
                                           ---------------   --------------   ---------------
  Total revenues.........................        220,262          153,614            66,648
Less: Cost of energy.....................        151,153           83,671            67,482
                                           ---------------   --------------   ---------------
Gross margin.............................         69,109           69,943              (834)
                                           ---------------   --------------   ---------------
Energy production costs..................            948            1,034               (86)
Transmission and distribution O&M........         15,125           14,523               602
Customer related expense.................          7,850            8,270              (420)
Administrative and general...............          1,019            2,142            (1,123)
                                           ---------------   --------------   ---------------
  Total non-fuel O&M.....................         24,942           25,969            (1,027)
Corporate allocation.....................         16,627           15,428             1,199
Depreciation and amortization............         10,940           10,097               843
Taxes other than income taxes............          3,355            4,010              (655)
Income taxes.............................          2,556            3,090              (534)
                                           ---------------   --------------   ---------------
  Total non-fuel operating expenses......         58,420           58,594              (174)
                                           ---------------   --------------   ---------------
Operating income.........................       $ 10,689         $ 11,349           $  (660)
                                           ---------------   --------------   ---------------






                           (Intentionally left blank)

       The following table shows gas revenues by customer and average customers:

                                  Gas Revenues

                                          Six Months Ended
                                              June 30,
                                        2003           2002          Variance
                                    -------------  -------------  --------------
                                                   (In thousands)
       Residential...............       $142,673        $97,724         $44,949
       Commercial................         45,563         30,590          14,973
       Industrial................          1,465          1,064             401
       Transportation*...........          9,755          8,745           1,010
       Other.....................         20,806         15,491           5,315
                                    -------------  -------------  --------------
                                        $220,262       $153,614         $66,648
                                    =============  =============  ==============
      Average customers.........        451,688        443,720           7,968
                                    =============  =============  ==============

      *Customer-owned gas.

       The following table shows gas throughput by customer class:

                                 Gas Throughput

                                         Six Months Ended
                                             June 30,
                                       2003           2002          Variance
                                   -------------  -------------  --------------
                                            (Thousands of decatherms)
      Residential...............         15,857         16,500           (643)
      Commercial................          5,975          6,564           (589)
      Industrial................            256            296            (40)
      Transportation*...........         25,090         21,473          3,617
      Other.....................          2,969          3,104           (135)
                                   -------------  -------------  --------------
                                         50,147         47,937          2,210
                                   =============  =============  ==============

       *Customer-owned gas.

       Operating revenues increased $66.6 million or 43.4% for the period to $220.3 million, primarily because of higher natural gas prices in 2003 as compared to 2002, customer growth of 1.8% and an increase in gas sales volumes of 4.6%, driven by increased sales to third-party gas transportation customers. This increase was partially offset by a decrease in residential and commercial sales due to warmer weather in the first quarter of 2003. PNM purchases natural gas in the open market and resells it at cost of purchase to its retail gas distribution customers. As a result, increases or decreases in gas revenues driven by gas costs do not impact the Company's consolidated gross margin or earnings.

       The gross margin, or operating revenues minus cost of energy sold, decreased $0.8 million or 1.2%. This decrease is due mainly to an overall weather-related decline in gas volumes and the expiration in January 2003 of a rate rider for the recovery of certain costs of $2.1 million. January 2003 was the warmest January in recorded history in New Mexico. The Company currently believes that gas assets are not earning an adequate level of return. As a result, the Company filed a request for increased rates in January 2003. In June 2003, the Company agreed to a negotiated settlement. If approved by the PRC, the agreement will increase revenues by $21.6 million and operating income by approximately $22 million, annually. An order is not expected until September 2003.

       Total non-fuel O&M expenses decreased $1.0 million or 4.0%. Transmission and distribution O&M increased $0.6 million or 4.1% due to an increase in leak surveys of $0.3 million for safety purposes and a 2002 legal settlement of $0.3 million. Administrative and general costs decreased $1.1 million or 52.4% primarily due to cost control initiatives. Depreciation and amortization increased $0.8 million or 8.3% due to a higher depreciable plant base. Taxes other than income taxes decreased $0.7 million or 16.3% due to a decrease in property tax as a result of a change in assessed values and a decrease in social security taxes.

Transmission

       The table below sets forth the operating results for Transmission.

                                                     Six Months Ended
                                                          June 30,
                                            ----------------------------------
                                                  2003              2002           Variance
                                            -----------------   --------------   --------------
                                                              (In thousands)
 Operating revenues:
   External customers......................         $ 6,874          $ 11,810         $ (4,936)
   Intersegment revenues...................          18,189            15,435            2,754
                                             ----------------   ---------------   --------------
   Total revenues..........................          25,063            27,245           (2,182)
 Less: Cost of energy......................           2,430             2,213              217
                                             ----------------   ---------------   --------------
 Gross margin..............................          22,633            25,032           (2,399)
                                             ----------------   ---------------   --------------
 Energy production costs...................             503               225              278
 Transmission O&M..........................           7,150             7,365             (215)
 Administrative and general................             655             1,177             (522)
                                             ----------------   ---------------   --------------
   Total non-fuel O&M......................           8,308             8,767             (459)
 Corporate allocation......................           2,208             2,115               93
 Depreciation and amortization.............           4,659             4,321              338
 Taxes other than income taxes.............           1,225             1,223                2
 Income taxes..............................           1,249             2,251           (1,002)
                                             ----------------   ---------------   --------------
   Total non-fuel operating expenses.......          17,649            18,677           (1,028)
                                             ----------------   ---------------   --------------
 Operating income..........................         $ 4,984           $ 6,355         $ (1,371)
                                             ----------------   ---------------   --------------

       Operating revenues decreased $2.2 million or 8.0% and gross margin decreased $2.4 or 9.6% for the period. Transmission revenues decreased primarily due to lower demand for wheeling to California from Arizona as a result of lower demand in the California market.

       Total non-fuel O&M expenses decreased $0.5 million or 5.2%. Transmission O&M decreased only slightly as a decrease in lease costs of $1.1 million for the EIP transmission line, a portion of which was repurchased in April 2003, was mostly offset by increased maintenance costs for reliability purposes.

Wholesale

       The table below sets forth the operating results for Wholesale.

                                                       Six Months Ended
                                                           June 30,
                                              -----------------------------------
                                                   2003                2002            Variance
                                              ----------------    ---------------    --------------
                                                                 (In thousands)
   Operating revenues:
     External customers.....................       $ 240,519           $ 122,354         $118,165
     Intersegment revenue...................             900                   -              900
                                              ----------------    ----------------   --------------
     Total revenues.........................         241,419             122,354          119,065
   Less: Cost of energy.....................         168,995              84,942           84,053
          Energy transfer...................          21,764              17,152            4,612
                                              ----------------    ----------------   --------------
   Gross margin.............................          50,660              20,260           30,400
                                              ----------------    ----------------   --------------
   Energy production costs..................          15,281              13,028            2,253
   Administrative and general...............           4,044               2,543            1,501
                                              ----------------    ----------------   --------------
     Total non-fuel O&M.....................          19,325              15,571            3,754
   Corporate allocation.....................           1,894               2,074             (180)
   Depreciation and amortization............           7,060               3,762            3,298
   Taxes other than income taxes............           1,861               1,328              533
   Income taxes.............................           5,289              (3,805)           9,094
                                              ----------------    ----------------   --------------
     Total non-fuel operating expenses......          35,429              18,930           16,499
                                              ----------------    ----------------   --------------
   Operating income.........................        $ 15,231             $ 1,330         $ 13,901
                                              ----------------    ----------------   --------------

       The following table shows revenues by customer class:

                               Wholesale Revenues

                                          Six Months Ended
                                              June 30,
                                        2003           2002          Variance
                                    -------------  -------------  --------------
                                                   (In thousands)
       Long-term contracts.......        $60,686        $33,060         $27,626
       Forward sales*............         66,948          2,718          64,230
       Short-term sales..........        113,785         86,576          27,209
                                    -------------  -------------  --------------
                                        $241,419       $122,354        $119,065
                                    =============  =============  ==============

      *Includes mark-to-market gains/(losses).



                           (Intentionally left blank)

       The following table shows sales by customer class:

                                 Wholesale Sales

                                        Six Months Ended
                                            June 30,
                                      2003           2002          Variance
                                  -------------  -------------  --------------
                                                (Megawatt hours)
     Long-term contracts.......      1,062,117        508,153        553,964
     Forward sales.............      1,517,380              -      1,517,380
     Short-term sales..........      2,808,744      3,609,715       (800,971)
                                  -------------  -------------  --------------
                                     5,388,241      4,117,868      1,270,373
                                  =============  =============  ==============

       Operating revenues increased $119.1 million or 97.3% for the period to $241.4 million. This increase in wholesale electric sales primarily reflects new long-term contract sales, improved wholesale market conditions for open market sales (forward and short-term sales) and the impact of the adoption of EITF 02-3 on 2002 wholesale revenues. The Company delivered wholesale (bulk) power of 5.4 million MWh of electricity for the six months ended June 30, 2003, compared to
4.2 million MWh for the same period in 2002. In addition, effective January 1, 2003, the Company adopted EITF 02-3 which resulted in the reclassification of contracts that were previously accounted for under EITF 98-10 to a net margin basis for the six months ended June 30, 2002. Therefore, in 2002, $35.4 million of purchased power expense was netted against revenues for a net margin of $2.7 million in 2002. These sales and purchases were accounted for in the forward sales market.

       The gross margin, or operating revenues minus cost of energy sold, increased $30.4 million or 150.0%. A higher gross margin was achieved primarily by new long-term sales contracts, a return to more rational electric commodity market prices and improving market liquidity. The addition of long-term contracts added $17.7 million or 58.3% of the total gross margin increase for the period. In addition, long-term contract margin increased due to the transfer of a significant customer from retail to wholesale. Forward sales margin increased $7.3 million or 24.0% of the total gross margin increase reflecting the higher prices and improved market liquidity. The average price realized by the Company on its forward sales was $42 per MWh in 2003, compared to $35 per MWh in 2002. Short-term sales margin increased $5.4 million or 17.7% of the total gross margin increase due to commodity price stability, partially offset by lower volume due to resources being used to service new long-term sales contracts. The average price realized by the Company on its short-term sales was $40 per MWh in 2003, compared to $24 per MWh in 2002. Overall open market sales (forward and short-term sales) averaged $41 per MWh in 2003 versus $26 per MWh in 2002. This increase was partially offset by planned and unplanned outages at SJGS, which reduced availability of power for wholesale sales, largely in the first quarter. In addition, the Company had to buy power in the open market at higher prices to cover its contractual obligations, which resulted in increased power costs. The Company also had a favorable change in the unrealized mark-to-market position of the forward sales portfolio of $0.4 million period-over-period ($2.6 million gain in 2003 versus $2.2 million gain in 2002).

       Total non-fuel O&M expenses increased $3.8 million or 24.1%. Energy production costs increased $2.3 million or 17.3% primarily due to increased costs of $2.5 million for PVNGS Unit 3 and $0.4 million at SJGS related to various planned and unplanned outages. In addition, the new Afton and Lordsburg gas fired facilities, which became operational in late 2002, incurred operating costs of $0.8 million in 2003. These increases were partially offset by decreased decommissioning expense of $1.7 million resulting from the change in accounting for costs related to asset retirement obligations as required by SFAS
143. Administrative and general increased $1.5 million or 59.0% primarily due to combustion turbine storage costs of $1.2 million. Depreciation and amortization increased $3.3 million or 87.7% primarily due to the addition of Lordsburg and Afton and an increase of $0.8 million for the change in accounting for costs related to asset retirement obligations as required by SFAS 143. Taxes other than income taxes increased $0.5 million or 40.1% primarily due to the addition of Afton and Lordsburg.

Corporate and Other

       Corporate administrative and general, which represent costs that are driven primarily by corporate-level activities, is allocated to the business segments and is presented in the corporate allocation line item in the segment statements. These costs increased $9.5 million or 22.5% for the period to $51.6 million. This increase was due to increased pension and benefits expense of $6.4 million, resulting from lower prior-year returns on pension investments and increasing healthcare costs. Bonus accruals were also higher due to higher year-over-year earnings, while environmental costs increased $0.5 million for routine clean-up matters.

       Taxes other than income taxes decreased $2.4 million or 144.5% to income of $0.7 million due to the favorable assessment of outstanding tax issues, a decrease in property taxes as a result of a change in assessed value and a decrease in social security taxes.

Consolidated

Other Income and Deductions

       Other income decreased by $1.5 million or 5.9% reflecting lower year-over-year returns on investments and a decrease in the short-term investment balance. Cash from the redemption of short-term investments was primarily used for the Company's repayment of the EIP long-term debt, debt refinancing, repayment of short-term debt and pension funding.

       Other deductions increased $18.5 million primarily due to a charge of $16.7 million in 2003 for the write-off of transition costs previously capitalized in anticipation of deregulation in New Mexico and a write-off of $1.0 million for costs related to long-term debt refunding.

Interest Expense

       Interest expense increased $6.2 million or 20.7% primarily due to increased short-term borrowings and by decreased capitalized interest of $3.9 million due to the completion of the two southern New Mexico gas-fired plants in 2002.

Income Taxes

       The Company's consolidated income tax expense before the cumulative effect of a change in accounting principle was $16.7 million for the six months ended June 30, 2003, compared to $19.8 million for the six months ended June 30, 2002. The decrease was due to the impact of lower pre-tax earnings. The

Company's effective income tax rates for the six months ended June 30, 2003 and 2002 were 36.81% and 35.39%, respectively. The increase in the effective rate period over period was due to the reduction in permanent tax benefits.

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

                         LIQUIDITY AND CAPITAL RESOURCES

       At June 30, 2003, the Company had cash and short-term investments of $2.6 million compared to $83.3 million in cash and short-term investments at December 31, 2002.

       Cash provided by operating activities for the six months ended June 30, 2003 was $61.1 million compared to $60.4 million for the six months ended June 30, 2002. This increase in cash flows was due to lower tax payments. The Company did not make its first quarter 2001 estimated federal income tax payment of $32.0 million until January 2002 because of an extension granted by the IRS to taxpayers in several counties in New Mexico as a result of wildfires in 2000. This increase in operating cash flows was offset by a decrease in the working capital change year-over-year resulting from higher wholesale electric prices and volume and higher gas prices in the current year. The Company's working capital is negatively affected by the timing difference in gas purchases and collections. The Company pays for gas in the month following purchase. Recovery of gas costs can range up to three months. The negative effect to cash flow of payments and collections increased year-over-year due to the increase in gas prices. In addition, a large portion of the Company's forward and short-term wholesale sales is generated later in the second quarter. This accounts for the increase in accounts receivables. These amounts should be fully collected early in the third quarter.

       Cash used for investing activities was $5.5 million in 2003 compared to $88.1 million in 2002. Payments for combustion turbines were $11.1 million in 2003 compared to $13.9 million in 2002. In addition, cash used for investing activities in 2003 included the repurchase of the Company's EIP bonds in the open market for $6.7 million. Cash used in 2002 for investing activities includes construction expenditures for new generating plants of $82.6 million. The cash used for investing activities in 2003 was largely offset by the redemption of short-term investments of $80.2 million in 2003 at the Holding Company level as compared to $45.0 million in 2002 at PNM. These redemptions were primarily used for the Company's repayment of the EIP long-term debt, repayment of short-term debt, debt refinancing and pension funding.

       Cash used for financing activities was $56.7 million in 2003 compared to cash generated by financing activities of $45.5 million in 2002. Financing activities in 2003 primarily consisted of the repurchase of long-term debt of $26.1 million and costs associated with the refunding of long-term debt of $31.4 million. This decrease in cash flows was partially offset by short-term borrowings of $24.1 million in 2003. Short-term borrowings in 2002 were $65.0 million. Borrowings were greater in 2002 due to short-term liquidity needs.

Pension and Other Post-Retirement Benefits

       On May 13, 2003, the board of directors approved the use of Holding Company stock in the funding of the Company's defined benefit pension plan as well as its retiree medical trust. Corporate plan sponsors may make contributions of common stock to their defined benefit plans of up to 10% of the value of the portfolio without Department of Labor approval, provided that the contribution does not otherwise constitute a prohibited transaction under ERISA. On June 11, 2003, a contribution of 1,121,495 Holding Company common shares (approximately $28.9 million in market value) was made to the Company's retirement plan.

Capital Requirements

       Total capital requirements include construction expenditures as well as other major capital requirements and cash dividend requirements for both common and preferred stock. The main focus of the Company's current construction program is upgrading generation systems, upgrading and expanding the electric and gas transmission and distribution systems and purchasing nuclear fuel. To preserve a strong financial position, the Company announced in 2002 its plans to eliminate capital expenditures for previously planned generation expansion until market conditions warrant further investment. Projections for total capital requirements for 2003 are $176 million and projections for construction expenditures for 2003 are $156 million. For 2003-2007 projections, total capital requirements are $800 million and construction expenditures are $708 million. These estimates are under continuing review and subject to on-going adjustment. This projection excludes any generation fleet expansion capital. Such projects are subject to market opportunities and can not be forecasted to any one time period. However, the Company continues to look for appropriately priced generation acquisition and expansion opportunities to support jurisdictional load growth, the continued expansion of its long-term contract business and to supplement its natural transmission position in the Southwest and West.

       In the six months ended June 30, 2003, the Company utilized cash generated from operations and cash on hand, as well as its liquidity arrangements, to cover its construction commitments. The Company anticipates that internal cash generation and current debt capacity will be sufficient to meet all of its capital requirements for the years 2003 through 2007. To cover the difference in the amounts and timing of cash generation and cash requirements, the Company intends to use short-term borrowings under its current and future liquidity arrangements.

Liquidity

       As of August 1, 2003, PNM had $305 million of liquidity arrangements. The liquidity arrangements consist of $195 million from an unsecured revolving credit facility ("Credit Facility"), $90 million from an accounts receivable securitization program ("AR Securitization") and $20 million in local lines of credit. PNM entered into a new revolving credit facility on December 19, 2002, which increased borrowing capacity from $150 million to $195 million. This facility will mature December 18, 2003. There were $114.8 million in borrowings against the Credit Facility and PNM was using $64.6 million of the AR Securitization capacity as of August 1, 2003. In addition, the Holding Company has $15 million in local lines of credit.

       On April 8, 2003, the Company entered into the AR Securitization providing for the securitization of PNM's retail electric service accounts receivable and retail gas services accounts receivable. The total capacity under the AR Securitization is $90 million. Under the AR Securitization, PNM will periodically sell its accounts receivable to a bankruptcy remote subsidiary, PNM

Receivables Corp, which in turn pledges an undivided interest in the receivables to an unaffiliated conduit commercial paper issuer. This transaction was previously approved by the PRC on December 17, 2002. As of August 1, 2003, the Company had borrowed $64.6 million under the AR Securitization.

       On April 1, 2003, PNM exercised its early buyout option related to a 60% interest in the EIP transmission line and related facilities held under lease. Through the exercise of the early buyout option, PNM was able to retire all $26.2 million of secured facility bonds, which were issued to originally finance the sale leaseback transaction which had previously been disclosed as off balance sheet debt in the notes to the Company's financial statements. The Company will continue to exclude $4.6 million of lease obligations relating to the 40% interest the Company does not own from the consolidated balance sheet.

       On June 12, 2003, the Holding Company and PNM both filed universal shelf registration filings with the SEC for a combination of debt and equity securities for $500 million and $285 million, respectively. The PNM shelf registration, when combined with a previously filed shelf, provides $500 million of capacity. The PNM shelf registration was declared effective June 28, 2003. The Holding Company has not asked the SEC to declare its shelf registration effective as of the date of this filing.

       The Company's ability, if required, to access the capital markets at a reasonable cost and to provide for other capital needs is largely dependent upon its ability to earn a fair return on equity, its results of operations, its credit ratings, obtaining required regulatory approvals and financial and wholesale market conditions. Financing flexibility is enhanced by providing a high percentage of total capital requirements from internal sources and having the ability, if necessary, to issue long-term securities and to obtain short-term credit.

       PNM's credit outlook is considered positive by Moody's Investor Services, Inc. ("Moody's"), Standard and Poor's Ratings Services ("S&P") and Fitch, Inc. ("Fitch"). The Company is committed to maintaining or improving its investment grade ratings. On June 13, 2003, S&P improved PNM's business position to a five
(5) from its previous position of six (6). S&P currently rates PNM's senior unsecured notes ("SUNs") "BBB-" and its preferred stock "BB". Moody's rates PNM's SUNs and senior unsecured pollution control revenue bonds "Baa3" and its preferred stock "Ba1". Fitch rates PNM's SUNs and senior unsecured pollution control revenue bonds "BBB-" and its preferred stock "BB-." Investors are cautioned that a security rating is not a recommendation to buy, sell or hold securities, that it is subject to revision or withdrawal at any time by the assigning rating organization, and that each rating should be evaluated independently of any other rating.

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

Planned Financing Activities

       As of June 30, 2003, PNM had $268.4 million of long-term debt that matures in August 2005. All other long-term debt of PNM matures in 2016 or later. On June 30, 2003, PNM filed for approval with the PRC to issue up to $300 million of new long term debt maturing in 2008, 2010, 2013 or some combination thereof. Proceeds would be used to retire the $268.4 million maturing in August 2005. The Company filed a conditional notice of redemption on the $268.4 million of long-term debt on July 21, 2003. A hearing on the matter was held July 29, 2003. The PRC approved the issuance of new long-term debt on August 5, 2003. This communication shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

       On May 13, 2003, the Company priced $182 million of tax exempt pollution control bonds. The bonds were priced at a one-year interest rate of 2.75%. The bond sale closed on May 23, 2003. The bonds will need to be remarketed at the end of the one-year interest rate period. A portion of the proceeds were used to refund the $46 million of pollution control bonds, which became callable on December 15, 2002. Additionally, the remaining $136 million was placed in an escrow account to be used to refund the same amount of pollution control bonds. The redemption notice for the remaining $136 million of pollution control bonds was issued and the bonds have been called for redemption on August 15, 2003. Both of these issuances were previously hedged (see Note 3 - Fair Value of Financial Instruments - Forward Starting Interest Rate Swaps).

       By the end of August 2003, the Company plans to enter into an unrated private issuance commercial paper program. The Company will periodically issue up to $50 million in unrated commercial paper for up to 120 day periods. The commercial paper is unsecured and the proceeds will be used to reduce revolving credit borrowings. Borrowings under the plan are expected to bear interest at a rate 20 to 40 basis points below the Company's revolving credit facility.

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

Capital Structure

       The Company's capitalization, including current maturities of long-term debt, at June 30, 2003 and December 31, 2002 is shown below:

                                             June 30,           December 31,
                                               2003                 2002
                                         ------------------   -----------------

         Common Equity.................         52.5%                49.5%
         Preferred Stock...............          0.6                  0.7
         Long-term Debt................         46.9                 49.8
                                         ------------------   -----------------
            Total Capitalization*......        100.0%               100.0%
                                         ==================   =================

       * Total capitalization does not include as debt the present value of PNM's operating lease obligations for PVNGS Units 1 and 2, EIP and the Delta operating lease which was $181 million as of June 30, 2003 and $196 million as of December 31, 2002.

                         OTHER ISSUES FACING THE COMPANY

                   RESTRUCTURING THE ELECTRIC UTILITY INDUSTRY

State

       In April 1999, the Restructuring Act was enacted into law. The Restructuring Act would have opened the state's electric power market to customer choice. On October 10, 2002, PNM announced that it had agreed with the PRC Staff, the AG, and other consumer groups on a Global Electric Agreement that provided for joint support to repeal a majority of the Restructuring Act a five-year rate path, procedures for the Company's participation in wholesale plant activities and other regulatory issues. The Global Electric Agreement was approved by the PRC on January 28, 2003. Legislation repealing the Restructuring Act and continuing the authorization for utilities to participate in wholesale plant activities for a limited time was passed by the New Mexico Legislature and signed into law by the Governor on April 8, 2003. In the Global Electric Agreement, PNM agreed to forego recovery of the costs incurred in preparing to transition to a competitive retail market in New Mexico under the repealed law. This resulted in a charge of $16.7 million, pre-tax, in the first quarter of 2003. As a result of the repeal of the Restructuring Act, PNM has re-applied the accounting requirements of SFAS 71 to its regulated generation activities effective January 28, 2003, which did not have a material effect on the Company's financial condition or results of operations.

                                  GAS RATE CASE

       On January 10, 2003, PNM filed a general gas rate case, which asked the PRC to approve an increase in the service fees charged to its 441,000 natural-gas customers. The proposal would have increased both the set monthly service fee and the charge tied to monthly usage. Those fees are separate from the cost of gas charged to customers. The monthly cost of gas charge would not be affected by the fee increase as discussed below. The cost of service rate increase proposed by PNM was $37.6 million, and was designed to provide PNM's gas utility an opportunity to earn a 12% return on equity. PNM's current return on equity from its gas business is below 3%.

       On June 25, 2003, PNM, the PRC Staff, and a group of industrial consumers filed a settlement, which would allow the Company a $20 million annual revenue increase in base cost of service rates, a $1.6 million annual increase in miscellaneous fees and charges and the recovery of $4.4 million in previously approved costs. The settlement rates are proposed to go into effect for bills rendered in November 2003. The settlement rates would provide PNM's gas utility with an opportunity to earn 10.25% return on equity. The settlement is opposed only by the United States Executive Agencies. A hearing was held and concluded in July 2003. An order is not expected until September 2003.

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

       The Four Corners region, in which SJGS and Four Corners are located, has been experiencing drought conditions that may affect the water supply for the plants in 2003, as well as later years, if adequate moisture is not received in the watershed that supplies the area. United States Bureau of Reclamation ("USBR") is working to assess the adequacy of the water supply under PNM's USBR contract for 16,200 acre feet ("A.F.") per year of water that supplies SJGS. Additionally, various stakeholders in the San Juan Basin, including the New Mexico State Engineer, are evaluating what water rights might be affected by the drought conditions, including water rights pursuant to the New Mexico state permit that provide 8,000 A.F. per year of water to SJGS and approximately

28,000 A.F. per year of water for Four Corners. In April 2003, a supplemental water supply contract was negotiated between PNM and the Jicarilla Apache Nation for 8,300 A.F. per year to assist SJGS in meeting its water requirement even if there is a water shortage. USBR has approved a supplemental contract for 8,300 A.F. per year for a one-year term and environmental approvals have been obtained. PNM has also negotiated and signed a voluntary shortage sharing agreement with tribes and other water users in the San Juan Basin for a one-year term. Additionally, PNM does not believe that its operations will be materially affected at this time. However, PNM cannot forecast the weather situation and its ramifications with any degree of certainty or how regulators and legislators may impact PNM's situation in the future, should the drought continue.

                  WESTERN UNITED STATES WHOLESALE POWER MARKET

       Various circumstances, including electric power supply shortages, weather conditions, gas supply costs, transmission constraints, and alleged market manipulation by certain sellers, resulted in the well-publicized "California energy crisis" and in the bankruptcy filings of the California Power Exchange ("Cal PX") and of Pacific Gas and Electric Company ("PG&E"), although the turmoil in the Western markets was not limited to California. However, since the third quarter of 2001, conditions in the Western wholesale power market have changed substantially as the result of regulatory actions, moderate weather conditions, conservation measures, the construction of additional generation and a decline in natural gas prices relative to levels reached during the California energy crisis, as well as the lingering slowdown in the regional economy.

       As a result of the foregoing conditions in the Western market, the FERC and other federal and state governmental authorities are conducting investigations and other proceedings relevant to the Company and other sellers. The more significant of these in relation to the Company are summarized below.

California Refund Proceeding

       By order dated June 19, 2001, in response to a complaint filed by San Diego Gas and Electric Company ("SDG&E") and other California buyers against sellers into the California wholesale electric market, the FERC directed one of its administrative law judges ("ALJ") to convene a settlement conference to address potential refunds owed by sellers into the California market. The settlement conference, in which PNM participated, was ultimately unsuccessful, and the ALJ recommended to the FERC that an evidentiary hearing be held to resolve the dispute, suggesting that refunds were due; however, the estimated refunds were significantly lower than those demanded by California, and in most instances, were offset by the amounts due suppliers from the Cal PX and the California Independent System Operator ("Cal ISO"). The California parties had demanded refunds of approximately $9 billion from power suppliers. Hearings on the refunds were held in September 2002, and the ALJ issued his Proposed Findings on California Refund Liability on December 12, 2002, in which he determined that the Cal ISO had, for the most part, calculated the amounts of the refunds correctly. In his appendix identifying the amounts of the refunds, he identified what he termed "ballpark" figures for the amount of refunds due under his order. PNM was identified as having a refund liability of approximately $4.3 million, while being owed approximately $7 million from the Cal ISO. Pursuant to the FERC's order, PNM filed, in conjunction with the competitive supplier group, initial comments on January 13, 2003 to the ALJ's preliminary findings addressing errors the Company believes the ALJ made in his proposed findings and reply comments on February 3, 2003. On March 26, 2003, the FERC issued an order largely adopting the ALJ's findings, but requiring a change to the formula used to calculate refunds, based upon concerns that the indices for California gas prices, a major element in the formula, had been subject to potential manipulation and were unverifiable. The effect of this change which is not yet final, would be to increase the Company's refund liability, although the precise amount will not be known with certainty until the Cal ISO and Cal PX recalculate refund amounts after the FERC has acted upon requests for rehearing that have been filed by the parties.

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

Pacific Northwest Refund Proceeding

       In addition to the California refund proceedings, Puget Sound Energy, Inc. ("Puget Sound") filed a complaint at the FERC alleging that spot market prices in the Pacific Northwest wholesale electric market were unjust and unreasonable. On September 24, 2001, the ALJ issued a recommended decision and declined to order refunds associated with wholesale electric sales in the Pacific Northwest. On June 25, 2003, the FERC issued an order terminating the proceeding and adopting the ALJ's recommendation that no refunds should be ordered. The Commission's order is subject to potential requests for rehearing, and therefore is not yet final. The Company is unable to predict the ultimate outcome of this FERC proceeding, or whether PNM will be directed to make any refunds as the result of an order by the FERC.

FERC Investigation of "Enron-Like" Trading Practices

       The FERC has also initiated a market manipulation investigation, partially in response to the bankruptcy filing of the Enron Corporation ("Enron") and to allegations that Enron may have engaged in manipulation of portions of the Western wholesale power market. In connection with that investigation, all FERC jurisdictional and non-jurisdictional sellers into Western electric and gas markets have been required to submit data regarding short-term transactions in 2000-2001. PNM made its data submission in April 2002. Subsequently, in May 2002, new Enron documents came to light that raised additional concerns about Enron's trading practices. In light of these new revelations, the FERC issued additional orders in the pending investigation requiring sellers to respond to detailed questions by admitting or denying that they had engaged in trading practices similar to those practiced by Enron and certain other sellers, including so-called "wash" transactions. The FERC issued supplemental requests for data submissions. In its responses to the FERC requests, PNM denied that it had engaged in improper activities such as those identified in Enron's documents and also denied engaging in "wash" transactions.

PNM admitted engaging in certain activities described in the memos that were not improper. Where appropriate, PNM's responses addressed any arguable similarities between any of its wholesale activities and those under investigation by the FERC. In August 2002, the FERC staff issued a preliminary report on its findings, recommending that the FERC initiate formal investigative proceedings directed at three companies and the FERC has done so. The Company was not among the companies named. On March 26, 2003, the FERC staff issued its final report, which addressed various types of conduct that the FERC staff believes may have violated market monitoring protocols in the Cal ISO and Cal PX tariffs. Based on the final report, the FERC has issued orders to certain companies, including Enron, requiring them to show cause why the FERC should not revoke their authorizations to sell electricity at market-based rates. In addition, the FERC staff recommended that the FERC issue orders requiring certain entities to show cause why they should not be required to disgorge profits associated with conduct deemed to violate the Cal ISO and Cal PX tariffs, or be subject to other remedial action. The FERC Staff also recommended that PNM and other entities be required to show cause why they should not disgorge profits related to business dealings with Enron and Enron's employment of certain trading strategies deemed to be manipulative.

FERC Show Cause Orders

       On June 25, 2003, the FERC issued two separate show cause orders against PNM and numerous other entities. In the first (the "Gaming Practices Order"), the FERC asserts that certain entities, including PNM, appear to have participated in activities that constitute gaming and/or anomalous market behavior in violation of the Cal ISO and Cal PX tariffs during the period January 1, 2000 to June 20, 2001. Specifically, PNM is alleged to have engaged in a practice denominated "False Import," in which power was exported from California and then reimported into California in order to avoid price caps on in-California generation. These allegations are based primarily on a Cal ISO report, the basis for which has not yet been fully disclosed. Entities subject to the Gaming Practices Order will have an opportunity to respond to the allegations contained in the order in a trial-type evidentiary proceeding before an ALJ, and to show cause why they should not be found to have engaged in Gaming Practices in violation of the Cal ISO and Cal PX tariffs. The potential remedies include disgorgement of unjust profits, as well as non-monetary remedies such as revocation of a seller's market-based rate authority. For PNM, the potential disgorgement for alleged "False Import" transactions covers the period May 1, 2000 to October 1, 2000. PNM has not yet had an opportunity to respond to the allegations contained in the Gaming Practices Order, but believes that it has not engaged in improper conduct and intends to defend itself vigorously against these allegations.

       In the second show cause order (the "Gaming Partnerships Order"), the FERC asserts that certain entities, including PNM, acted in concert with Enron and other market participants to engage in activities that constitute gaming and/or anomalous market behavior in violation of the Cal ISO and Cal PX tariffs during the period January 1, 2000 to June 20, 2001. Specifically, PNM is alleged to have entered into "partnerships, alliances or other arrangements" with several entities that allegedly may have been used as market manipulation schemes. These entities include Aquila, Inc., Constellation Power Source, Inc., El Paso Merchant Energy, L.P., Idaho Power Company, Koch Energy Trading, Inc., MIECO Inc., Morgan Stanley Capital Group, PECO Energy Company, PacifiCorp, Powerex, Sempra Energy Trading Corporation, TransAlta Energy Marketing (U.S.)

Inc. and TransAlta Energy Marketing (California) Inc. The precise basis for certain of the FERC's allegations is not clear from the Gaming Partnerships Order, although it appears that most arise out of PNM's provision of "parking and lending" services to the identified companies. Entities subject to the Gaming Partnerships Order will have an opportunity to respond to the allegations contained in the order in a trial-type evidentiary proceeding before an ALJ, and to show cause why they should not be found to have engaged in Gaming Practices in violation of the Cal ISO and Cal PX tariffs. The potential remedies include disgorgement of unjust profits, as well as non-monetary remedies such as revocation of a seller's market-based rate authority. PNM has not yet had an opportunity to respond to the allegations contained in the Gaming Partnerships Order, but believes that it has not engaged in improper conduct and intends to defend itself vigorously against these allegations. The Company cannot predict the outcome of these proceedings.

Investigation of Anomalous Bidding Behavior and Practices in the Western Markets

       On June 25, 2003, the FERC issued an order finding that certain bids into the Cal ISO and Cal PX markets during the period May 1 through October 1, 2000 appear to have been excessive, in violation of the prohibitions against anomalous market behavior in the market monitoring protocols of the Cal ISO and Cal PX tariffs. The order directed the FERC's Office of Market Oversight and Investigation ("OMOI") to conduct a further investigation into bids in excess of $250 per MW during that period. On July 2, 2003, PNM received a data request from OMOI to all sellers into the Cal ISO and Cal PX markets that submitted bids in excess of $250 per MW to the Cal ISO and Cal PX during the period covered by the investigation. On July 24, 2003, PNM submitted its response to OMOI's data request, in which PNM provided justification of its bidding strategies during that period. On July 25, 2003, PNM joined with other sellers in filing a request for rehearing of the June 25, 2003 order, challenging the determination made by FERC that it is appropriate to treat bids above $250 per MW into the Cal ISO and Cal PX markets during the period May 1 through October 1, 2000 to be prima facie excessive or in violation of the Cal ISO and Cal PX tariffs.

California Power Exchange and Pacific Gas and Electric Bankruptcies

       In January and February 2001, SCE and PG&E, major purchasers of power from the Cal PX and Cal ISO, defaulted on payments due to Cal PX for power purchased from the Cal PX in 2000. These defaults caused the Cal PX to seek bankruptcy protection. PG&E subsequently also sought bankruptcy protection. PNM has filed its proofs of claims in the Cal PX and PG&E bankruptcy proceedings. Amounts due PNM from the Cal PX or Cal ISO for power sold to them in 2000 and 2001 total approximately $7 million. The Company has provided allowances for the total amount due from the Cal PX and Cal ISO.

California Attorney General Complaint

       In March 2002, the California Attorney General filed a complaint with the FERC against numerous sellers regarding prices for wholesale electric sales into the Cal ISO and Cal PX and to the California Department of Water Resources ("Cal DWR"). PNM was among the sellers identified in this complaint and filed its answer and motion to intervene. In its answer, PNM defended its pricing and challenged the theory of liability underlying the California Attorney General's complaint. On May 31, 2002, the FERC entered an order denying the California Attorney General's request to initiate a refund proceeding, but directed sellers, including PNM, to comply with additional reporting requirements with regard to certain wholesale power transactions. PNM has made filings required by the May 31, 2002 order. The California Attorney General filed a request for rehearing contesting the FERC decision. On September 23, 2002, the FERC issued its order denying the California Attorney General's request for rehearing. The California Attorney General has filed a petition for review in the United States Court of Appeals for the Ninth Circuit. PNM has intervened in the Ninth Circuit appeal and is participating as a party in that proceeding. The Company cannot predict the outcome of this appeal. As addressed below, the California Attorney General has also threatened litigation against PNM in state court in California based on similar allegations.

California Attorney General Threatened Litigation

       The California Attorney General has filed several lawsuits in California state court against certain power marketers for alleged unfair trade practices involving alleged overcharges for electricity. In April 2002, the California Attorney General notified PNM of his intention to file a complaint in California state court against PNM concerning PNM's alleged failure to file rates for wholesale electricity sold in California and for allegedly charging unjust and unreasonable rates in the California markets. The letter invited PNM to contact the California Attorney General's office before the complaint was filed, and PNM has met several times with representatives of the California Attorney General's office. Further discussions are contemplated. To date, a lawsuit has not been filed by the California Attorney General and the Company cannot predict the outcome of this matter.

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

Block Forward Agreement Litigation

       On February 1, 2002, PNM was served with a declaratory relief complaint filed by the State of California in California state court. The state's declaratory relief complaint seeks a determination that the state is not liable for its commandeering of certain energy contracts known as "Block Forward Agreements". The Block Forward Agreements were a form of futures contracts for the purchase of electricity at below-market prices and served as security for payment by PG&E and SCE for their electricity purchases through the Cal PX. When PG&E and SCE defaulted on payment obligations incurred through the Cal PX, the Cal PX moved to liquidate the Block Forward Agreements to satisfy in part the obligations owed by PG&E and SCE. Before the Cal PX could liquidate the Block

Forward Agreements, California commandeered them for its own purposes. In March 2001, PNM and other similarly situated sellers of electricity through the Cal PX filed claims for damages with the California state Victims Compensation and Government Claims Board ("Victims Claims Board") on the theory that the state, by commandeering the Block Forward Agreements, had deprived them of security to which they were entitled under the terms of the Cal PX's tariff. The Victims Claims Board filing was an administrative remedy that served as a mandatory prerequisite to filing suit against the state for recovery of damages related to the commandeering of the Block Forward Agreements. The Victims Claims Board denied PNM `s claim on March 22, 2002. PNM filed a complaint against the State of California in California state court on September 20, 2002 seeking damages for the state's commandeering of the Block Forward Agreements and requesting judicial coordination with the state's declaratory relief action filed in February 2002 on the basis that the two actions raise essentially the same issues. The California state court has stayed the proceedings through July 2003 pending resolution of certain related issues before the FERC, but recently lifted the stay to address procedural matters in light of the delay in rulings from the FERC on the related issues.

                             NEW SOURCE REVIEW RULES

       In November 1999, the Department of Justice at the request of the Environmental Protection Agency ("EPA") filed complaints against seven companies alleging the companies over the past 25 years had made modifications to their plants in violation of the New Source Review ("NSR") requirements and in some cases the New Source Performance Standard ("NSPS") regulations, which could result in the requirement to make costly environmental additions to older power plants. Whether or not the EPA will ultimately prevail is uncertain at this time. The EPA has reached settlements with several of the companies sued by the Justice Department. In addition, on August 7, 2003, in one of the pending enforcement cases against Ohio Edison Company, a federal district judge in Ohio ruled in favor of the EPA and against Ohio Edison. The judge accepted the legal theories advanced by the government and in particular found that eleven construction projects undertaken by the utility in that case between 1984 and 1998 were "modifications" of the plants within the meaning of the Clean Air Act, not "routine maintenance, repair or replacement." That case now proceeds to a remedy phase.

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

       The National Energy Policy released in May 2001 by the National Energy Policy Development Group called for a review of the pending EPA enforcement actions. As a result of that review, on June 14, 2002, the EPA announced its intention to pursue steps to increase energy efficiency, encourage emissions reductions and make improvements and reforms to the NSR program. The EPA announced that, among other things, the NSR program had impeded or resulted in the cancellation of projects that would maintain or improve reliability, efficiency and safety of existing power plants. The EPA's June 2002 announcement contemplated further rulemakings on NSR-related issues and expressly cautioned that the announcement was not intended to affect pending NSR enforcement actions. Thereafter, on December 31, 2002, the EPA promulgated certain long-awaited revisions to the NSR rules, along with proposals to revise the routine maintenance, repair and replacement exclusion contained in the regulations. There is no specific timetable for these revisions and the ultimate resolution of NSR-related issues raised by the enforcement actions remains unclear. If the EPA prevails in the position advanced in the pending litigation, the Company may be required to make significant capital expenditures, which could have a material adverse effect on the Company's financial position and results of operations.

                      Citizen Suit Under the Clean Air Act

       By letter dated January 9, 2002, counsel for the Grand Canyon Trust and Sierra Club (collectively, "GCT") notified PNM of GCT's intent to file a so-called "citizen suit" under the Clean Air Act, alleging that PNM and co-owners of the SJGS violated the Clean Air Act, and the implemention of federal and state regulations, at SJGS. Pursuant to that notification, on May 16, 2002, the GCT filed suit in federal district court in New Mexico against PNM (but not against the other SJGS co-owners). The suit alleges two violations of the Clean Air Act and related regulations and permits. First, GCT argues that the plant has violated, and is currently in violation of, the federal Prevention of Significant Deterioration ("PSD") rules, as well as the corresponding provisions of the New Mexico Administrative Code, at SJGS Units 3 and 4. Second, GCT alleges that the plant has "regularly violated" the 20% opacity limit contained in SJGS's operating permit and set forth in federal and state regulations at Units 1, 3 and 4. The lawsuit seeks penalties as well as injunctive and declaratory relief. PNM filed its answer in federal court on June 6, 2002, denying the material allegations in the complaint. Both sides in the litigation filed motions for partial summary judgment and on May 9, 2003 the court held a hearing on all pending motions. At the conclusion of the hearing, the court denied the summary judgment motions relating to the opacity claims, meaning that the opacity issues will go to trial on the merits. The court took under advisement the summary judgment motions relating to the PSD issues, but indicated that a ruling on those issues would be forthcoming prior to trial. A trial date has been established in early September 2003. Based on its investigation to date, the Company firmly believes that the allegations are without merit and PNM vigorously disputes the allegations. PNM has always adhered to and continues to adhere to high environmental standards as evidenced by its ISO 14000 certification. The Company is, however, unable to predict the ultimate outcome of the matter.

                         LANDOWNER ENVIRONMENTAL CLAIMS

       In March 2002, a lawsuit was filed in New Mexico state court by a landowner owning property in the vicinity of SJGS, against PNM and San Juan Coal Company ("SJCC"). The complaint sought $20 million in damages, plus pre-judgment interest and punitive damages, based on allegations related to the alleged discharge of pollutants into an arroyo near the plant, including damage to the plaintiff's livestock. PNM denied the allegations of wrongdoing. After the court entered an order compelling the plaintiff to answer PNM's discovery requests, the plaintiff filed a motion to dismiss his lawsuit without prejudice. The court has entered an order dismissing the complaint without prejudice and conditioning any attempt by the plaintiff to refile the litigation on the plaintiff's compliance with the PNM discovery requests.

                         ARCHEOLOGICAL SITE DISTURBANCE

       The Company hired a contractor, Great Southwestern Construction, Inc. ("Great Southwestern"), to conduct certain "climb and tighten" activities on a number of electric transmission lines in New Mexico between July 2001 and December 2001. Those lines traverse a mix of federal, state, tribal and private properties in New Mexico. In late May 2002, the U.S. Forest Service ("USFS") notified PNM that apparent disturbances to archeological sites had been discovered in and around the rights-of-way for PNM's transmission lines in the Carson National Forest in New Mexico. Great Southwestern performed "climb and tighten" activities on those transmission lines. PNM has confirmed the existence of the disturbances, as well as disturbances associated with certain arroyos that may raise issues under section 404 of the Clean Water Act. PNM has given the Corps of Engineers notice concerning the disturbances in arroyos. The Corps of Engineers has acknowledged the Company's notice and asked PNM to cooperate in addressing these disturbances. The USFS verbally instructed PNM to undertake an assessment and possible related mitigation measures with respect to the archeological sites in question. PNM contracted for an archeological assessment and a proposed remediation plan with respect to the disturbances and has provided the assessment to the USFS and the federal Bureau of Land Management ("BLM"). The Santa Fe Forest issued a notice of non-compliance to PNM for alleged non-compliance with the terms and conditions of PNM's special use authorization relating to maintenance of PNM's power lines on USFS land. The Santa Fe Forest also issued PNM a bill for collection in the amount of $38,047.45 to be escrowed to cover the costs of USFS oversight of any required damage assessment and mitigation efforts. PNM has provided Great Southwestern with notice and a demand for indemnity. Zurich Insurance, the insurer for Great Southwestern, has denied coverage and indemnity to PNM for this claim but has indicated a willingness to share the cost of investigation of this claim. A subsequent preliminary investigation into other transmission lines that were covered by the "climb and tighten" project indicated that there are disturbances on lands governed by other federal agencies and Indian tribes. PNM and Great Southwestern have provided notice of the potential disturbances to these other agencies and tribes. The Company had been informed that the USFS and BLM had commenced a criminal investigation into Great Southwestern's activities on this project. However, the Company received verbal confirmation that the USFS and the BLM have decided to decline criminal prosecution under the Archeological Resources Act against Southwestern. The State of New Mexico requested information from PNM concerning the location of potential disturbances on state lands. The Navajo Nation has also requested further information concerning disturbances on Navajo land. PNM and Great Southwestern are seeking the consent of BLM and the USFS to address impacted drainages under these agencies jurisdiction. The Company is unable to predict the outcome of this matter and cannot estimate with any certainty the potential impact on the Company's operations.

                          PNM LABOR UNION NEGOTIATIONS

       PNM and the International Brotherhood of Electrical Workers ("IBEW") Local Union 611 successfully completed negotiations for a successor collective bargaining agreement during June 2003. The new agreement, which covers the approximately 580 bargaining unit employees in Electric, took effect July 5, 2003 and will expire on April 30, 2005.

                      NEW AND PROPOSED ACCOUNTING STANDARDS

       See Note 8 - New and Proposed Accounting Standards in the Notes to Consolidated Financial Statements.

                 DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

       Statements made in this filing that relate to future events or the Company's expectations, projections estimates, intentions, goals, targets and strategies are made pursuant to the Private Securities Litigation Reform Act of 1995. Readers are cautioned that all forward-looking statements are based upon current expectations and are subject to risk and uncertainties. The Company assumes no obligation to update this information.

       Because actual results may differ materially from expectations, the Company cautions readers not to place undue reliance on these statements. Future financial results will be affected by a number of factors, including interest rates, weather, fuel costs, changes in supply and demand in the market for electric power, wholesale power prices, market liquidity, the competitive environment in the electric and natural gas industries, the performance of generating units and transmission system, state and federal regulatory and legislative decisions and actions, the outcome of legal proceedings and the performance of state, regional and national economies.

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

       It is the responsibility of each business segment to create its own control procedures and policies within the parameters established by the Finance Committee. The RMC reviews and approves these policies, which are created with the assistance of the Chief Accounting Officer, Director of Internal Audit and the Risk Manager. Each business segment's policies address the following controls: authorized risk exposure limits; authorized instruments and markets; authorized personnel; policies on segregation of duties; policies on mark-to-market accounting; responsibilities for deal capture; confirmation procedures; responsibilities for reporting results; statement on the role of derivative transactions; and limits on individual transaction size (nominal value).

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

       The following table shows the net fair value of mark-to-market energy contracts included in the balance sheet:

                                                         June 30,        December 31,
                                                           2003              2002
                                                      ---------------  ------------------
                                                                (In thousands)
  Mark-to-Market Energy Contracts:
    Current asset.....................................     $16,079            $ 4,531
    Long-term asset...................................       1,839                267
                                                       -------------      -------------
         Total mark-to-market assets..................      17,918              4,798
                                                       -------------      -------------
    Current liability.................................     (13,755)            (5,725)
    Long-term liability...............................        (923)                 -
                                                       -------------      -------------
         Total mark-to-market liabilities.............     (14,678)            (5,725)
                                                       -------------      -------------
  Net fair value of mark-to-market energy contracts...     $ 3,240             $ (927)
                                                       =============      =============

       The mark-to-market energy portfolio positions represent net assets at June 30, 2003 and represent net liabilities at December 31, 2002 after netting all open purchase and sale contracts.

       The market prices used to value PNM's mark-to-market energy portfolio are based on closing exchange prices and broker quotations. As of June 30, 2003 and December 31, 2002, PNM did not have any outstanding contracts that were valued using methods other than quoted prices. The Company did not change its methods for valuing its mark-to-market energy portfolio in 2003 as compared to 2002.

       The following table provides detail of changes in the Company's mark-to-market energy portfolio net asset or liability balance sheet position from one period to the next:

                                                      Six Months Ended
                                                          June 30,
                                                    2003              2002
                                               ---------------    -------------
                                                       (In thousands)
Sources of Fair Value Gain/(Loss)
Fair value at beginning of year..............         $ (927)        $(30,440)

Amount realized on contracts delivered
   during period.............................            299            5,609

Changes in fair value........................          3,868           10,522
                                               ---------------    -------------
Net fair value at end of period..............        $ 3,240         $(14,309)
                                               ===============    =============
Net change recorded as mark-to-market........        $ 4,167         $ 16,131
                                               ===============    =============

       The following table provides the maturity of the net assets/(liabilities) of the Company, giving an indication of when these mark-to-market amounts will settle and generate/(use) cash. The following values were determined using broker quotes:

                           Fair Value at June 30, 2003

                                     Maturities
              ---------------------------------------------------------
                  Less than
                    1 year            1-3 Years            Total
              -------------------   ---------------   -----------------
                                    (In thousands)

                    $2,324              $ 916              $3,240

       As of June 30, 2003, a decrease in market pricing of PNM's mark-to-market energy portfolio by 10% would have resulted in a decrease in net earnings of less than 1%. Conversely, an increase in market pricing of this portfolio by 10% would have resulted in an increase in net earnings of less than 1%.

       The Company assesses the risk of these long-term contracts and wholesale sales activities using the VAR method to maintain the Company's total exposure within management-prescribed limits. The Company utilizes the variance/covariance model of VAR, which is a probabilistic model that measures the risk of loss to earnings in market sensitive instruments. The variance/covariance model relies on statistical relationships to analyze how changes in different markets can affect a portfolio of instruments with different characteristics and market exposure. VAR models are relatively sophisticated; however, the quantitative risk information is limited by the parameters established in creating the model. The instruments being evaluated may trigger a potential loss in excess of calculated amounts if changes in commodity prices exceed the confidence level of the model used. The VAR methodology employs the following critical parameters: volatility estimates, market values of open positions, appropriate market-oriented holding periods and seasonally adjusted correlation estimates. The Company's portfolio VAR calculation considers the Company's forward position for the preceding eighteen months. The mark-to-market VAR is calculated through the contract periods. The Company uses a holding period of three days as the estimate of the length of time that will be needed to liquidate the positions. The volatility and the correlation estimates measure the impact of adverse price movements both at an individual position level as well as at the total portfolio level. The two-tailed confidence level established is 99%. For example, if VAR is calculated at $10 million, it is estimated at a 99% confidence level that if prices move against PNM's positions, the Company's pre-tax gain or loss in liquidating the portfolio would not exceed $10 million in the three days that it would take to liquidate the portfolio.

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

       The Company accounts for the sale of electric generation in excess of its retail needs or the purchase of power for retail needs as normal purchases and sales under SFAS 133. Transactions that do not meet the normal purchase or sale exception or the definition of a hedge under SFAS 133 are accounted for as energy marketing contracts and comprise PNM's mark-to-market portfolio. The VAR for the mark-to-market portfolio was $108 thousand at June 30, 2003. The Company also calculates a portfolio VAR for the preceding 18 months, which in addition to its mark-to-market portfolio includes all contracts designated as normal sales and purchases, hedges, and its estimated excess generation assets. This excess is determined using average peak forecasts for the respective block of power in the forward market. The Company's portfolio VAR was $8.7 million at June 30, 2003.

       The following table shows the high, average and low market risk as measured by VAR on the Company's mark-to-market portfolio:

                                                     Three Months Ended
                                                        June 30, 2003
                                                                                  Period
                                      High         Average           Low           End
                                    ----------   ------------    ------------   -----------
                                                       (In thousands)
Three day holding period, 99%
   two-tailed confidence level.....   $352          $118             $1            $108
One day holding period, 99%
   two-tailed confidence level.....   $203          $ 68             $1            $ 62
Ten day holding period, 95%
   two-tailed confidence level.....   $490          $164             $2            $151

Credit Risk

       PNM is exposed to credit losses in the event of non-performance or non-payment by counterparties. The Company uses a credit management process to assess and monitor the financial conditions of counterparties. Credit exposure is also regularly monitored by the RMC. The Company provides for losses due to market and credit risk. PNM's credit risk with its largest counterparty as of June 30, 2003 was $30.4 million.

       In 2001, in response to the increased credit risk and market price volatility described above, the Company provided an allowance against revenue of $12.0 million for anticipated losses to reflect management's estimate of the increased market and credit risk in the wholesale power market and its impact on 2001 revenues. As of December 31, 2001, $8.9 million was transferred to the allowance for bad debt. Based on information available at June 30, 2003, the Company believes the total allowance for anticipated losses (exclusive of bad debt), currently established at $2.4 million, is adequate for management's estimate of losses from credit risk. The Company will continue to monitor the wholesale power marketplace and adjust its estimates accordingly.

       The following table provides information related to PNM's credit exposure, net of collateral as of June 30, 2003. It further delineates that exposure by the credit worthiness (credit rating) of the counterparties and provides guidance as to the concentration of credit risk to individual counterparties PNM may have. Also provided is an indication of the maturity of a company's credit risk by credit ratings of the counterparties.

              Schedule of Wholesale Operations Credit Risk Exposure
                                  June 30, 2003

                                                                                                Net
                                Exposure                                        Number       Exposure
                                 Before                                           of            of
                                 Credit          Credit                         Counter       Counter
                               Collateral      Collateral     Net Exposure     -parties      -parties
Rating (a)                         (b)             (c)                           >10%           >10%
---------------------------   --------------  --------------  -------------  ------------  --------------
                                                   (Dollars in thousands)

Investment grade...........         $56,850          $    -        $56,850        2              $36,594
Non-investment grade                  1,917               -          1,917                             -
Split rating...............             870               -            870
Internal ratings
   Investment grade........             425               -            425                             -
Non-investment
     grade.................          17,357               -         17,357        1                7,413
                              --------------  --------------  -------------                --------------
        Total..............         $77,419          $    -        $77,419                       $44,007
                              ==============  ==============  =============                ==============
Credit reserves                                                     $2,433
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

                        Maturity of Credit Risk Exposure
                               As of June 30, 2003

                                                                   Exposure
                                                                    Before
                               Less than                            Credit
            Rating              2 Years          2-5 Years        Collateral
---------------------------  --------------    --------------    --------------
                                               (In thousands)

Investment grade...........        $40,473           $16,377           $56,850
Non-investment grade                 1,917                               1,917
Split rating...............            870                 -               870
Internal ratings
   Investment grade........            425                 -               425
   Non-investment
     grade.................         17,357                 -            17,357
                             --------------    --------------    --------------
        Total..............        $61,042           $16,377           $77,419
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

Interest Rate Risk

       As of June 30, 2003 the Company has liquidated its investment portfolio of fixed-rate government obligations and corporate securities.

       PNM has long-term debt which subjects it to the risk of loss associated with movements in market interest rates. The majority of the Company's long-term debt is fixed-rate debt, and therefore, does not expose the Company's earnings to a major risk of loss due to adverse changes in market interest rates. However, the fair value of all long-term debt instruments would increase by approximately 2.95% or $29.7 million if interest rates were to decline by 50 basis points from their levels at June 30, 2003. As of June 30, 2003, the fair value of PNM's long-term debt was $1,008 million as compared to a book-value of $954 million. In general, an increase in fair value would impact earnings and cash flows if PNM were to re-acquire all or a portion of its debt instruments in the open market prior to their maturity.

       During the six months ended June 30, 2003, PNM contributed cash of $20 million and approximately $28.9 million in Holding Company common shares for plan year 2002 and 2003 to the trust for the Company's pension plan. In addition, the Company contributed cash of approximately $3.1 million to other post retirement benefits for plan year 2003. The securities held by the trusts had an estimated fair value of $520.9 million as of June 30, 2003, of which approximately 26% were fixed-rate debt securities that subject the Company to risk of loss of fair value with movements in market interest rates. If rates were to increase by 50 basis points from their levels at June 30, 2003, the decrease in the fair value of the securities would be 3.43% or $4.6 million. PNM does not currently recover or return through rates any losses or gains on these securities; therefore, the Company is at risk for shortfalls in its funding of its obligations due to investment losses. However, the Company does not believe that long-term market returns over the period of funding will be less than required for the Company to meet its obligations.

Equity Market Risk

       PNM contributes to trusts established to fund its share of the decommissioning costs of PVNGS and pension and other post-retirement benefits. The trusts hold certain equity securities as of June 30, 2003. These equity securities also expose the Company to losses in fair value. Approximately 67% of the securities held by the various trusts were equity securities as of June 30, 2003 of which 5.6% is composed of the Holding Company Stock contributed to the pension plan. The Holding Company Stock represents a concentrated position whose change in value may have an impact on the volatility of the pension portfolio. Similar to the debt securities held for funding decommissioning and certain pension and other post-retirement costs, PNM does not recover or earn a return through rates on any losses or gains on these equity securities.

       In 2001, the Company implemented an enhanced cash management strategy using derivative instruments based on the S&P 100, S&P 500, and Nasdaq composite indices. The strategy is designed to capitalize on high market volatility or benefit from market direction. An investment manager is utilized to execute the program. The program is carefully managed by the RMC and has VAR and stop-loss limits established. Trades are typically closed-out before the end of a reporting period and within the same day of execution.

       The enhanced cash management program utilizes a one-day VAR under the variance/covariance model, with a two-tailed confidence interval of 99%. As of June 30, 2003, the program had no open positions.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

       The Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures, based on their evaluation as of the end of the period covered by this report, of these disclosure controls and procedures, are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which the periodic reports are being prepared. There was no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

       By letter dated August 7, 2002, PNM provided written notice to the NMED and the City of Santa Fe that PNM had satisfied its obligations with respect to the gasoline contamination under the amended Settlement Agreement, and PNM also stated its intention to cease operation, effective October 5, 2002, of the wellhead and bioremediation systems, and to discontinue monitoring and reporting with respect to gasoline contamination at the site. The NMED responded with a written notice of determination dated August 16, 2002, stating that PNM is the responsible party for gasoline contamination at the site and requested that PNM refrain from cessation of operation of the remediation systems, monitoring and reporting. In a meeting held on September 5, 2002, the NMED indicated its intention to file a court action seeking an order invalidating the binding arbitration provisions of the amended Settlement Agreement and a declaratory judgment that PNM is the responsible party for the gasoline contamination at the site. PNM, the NMED and the City of Santa Fe have engaged in extensive settlement discussions. As part of the negotiations, PNM agreed to continue operation of the wellhead remediation system through October 1, 2004. The NMED and PNM have reached a tentative settlement agreement whereby under the terms of the proposed settlement, PNM will install additional remediation facilities consisting of an additional extraction well and at least two additional monitoring wells, to address remaining gasoline contamination in the groundwater at and in the vicinity of the site. PNM will continue to operate the remediation facilities until the groundwater is cleaned up to applicable federal standards or until such time as the NMED determines that additional remediation is not required, whichever is earlier. The settlement is conditioned upon final agreement of an amendment to the existing settlement agreement and a modification of the existing memorandum of agreement with the City of Santa Fe for continued operation of the Santa Fe Well.

Citizen Suit Under the Clean Air Act

       See "Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Citizen Suit Under the Clean Air Act".

Landowner Environmental Claims

       See "Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Landowner Environmental Claims".

Archeological Site Disturbance

       See "Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Archeological Site Disturbance".

California AG Threatened Litigation

       See "Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Western United States Wholesale Power Market - California AG Threatened Litigation".

California Attorney General Complaint

       See "Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Issues Facing the Company - Western United States Wholesale Power Market - California Attorney General Complaint".

California Antitrust Litigation

       See "Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Issues Facing the Company - Western United States Wholesale Power - California Antitrust Litigation".

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

       In June 2003, the Holding Company contributed 1,121,495 shares of Holding Company Common Stock to the trust for the Company's defined benefit pension plan, in reliance on the exemption afforded by Section 4(2) under the Securities Act of 1933, as amended. No cash proceeds were received by the Holding Company in connection with this contribution.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Annual Meeting

       The annual meeting of shareholders was held on May 13, 2003. The matters voted on at the meeting and the results were as follows:

       The election of the following nominees to serve as directors as follows:

                                                                  Votes
                                                                 Against
       Director                       Votes For                Or Withheld
       --------                       ---------                -----------


Terms expiring in 2006:
Robert G. Armstrong                   29,767,076                6,035,149
Manuel T. Pacheco                     29,485,406                6,316,819
Robert M. Price                       35,433,778                  368,447

Term expiring in 2005:
Julie A. Dobson                       29,588,299                6,213,926

       As reported in the Definitive 14A Proxy Statement filed April 4, 2003 the name of each director whose term of office as director continues after the meeting is as follows:

       R. Martin Chavez Joyce A. Godwin Paul F. Roth Bonnie S. Reitz Theodore F. Patlovich Jeffry E. Sterba

       The approval of the Employee Stock Purchase Plan as follows:


                                        Votes
                                       Against
        Votes For                    Or Withheld               Abstentions
        ---------                    -----------               -----------

        34,723,522                     928,750                    149,953

       The approval of the selection by the Company's board of directors of Deloitte & Touche LLP as independent auditors for the fiscal year ending December 31, 2003, was voted on, as follows:


                                          Votes
                                         Against
         Votes For                     Or Withheld              Abstentions
         ---------                     -----------              -----------

         29,632,027                     6,096,225                 73,973

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits:

        4.6.2 Fourth Supplemental Indenture, dated as of May 1, 2003, to Indenture, dated as of March 11, 1998, between PNM and JPMorgan Chase Bank (formerly The Chase Manhattan Bank).

        4.6.3 Fifth Supplemental Indenture, dated as of May 1, 2003, to Indenture, dated as of March 11, 1998, between PNM and JPMorgan Chase Bank.

        4.6.4 Sixth Supplemental Indenture, dated as of May 1, 2003, to Indenture, dated as of March 11, 1998, between PNM and JPMorgan Chase Bank.

        10.89 Receivables Sale Agreement, dated as of April 8, 2003, between PNM Receivables Corp., as buyer and PNM as originator.

        10.90 Receivables Purchase Agreement, dated as of April 8, 2003, among PNM Receivables Corp, as seller, PNM, as servicer, EagleFunding Capital Corporation, as conduit investor, Fleet National Bank, as an alternate investor and Fleet Securities, Inc., as managing agent and deal agent.

        12.1 PNM Resources, Inc. and Subsidiaries Ratio of Earnings to Fixed Charges.

        12.2 PNM Resources, Inc. and Subsidiaries Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

        12.3 Public Service Company of New Mexico and Subsidiaries Ratio of Earnings to Fixed Charges.

        12.4 Public Service Company of New Mexico and Subsidiaries Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

        15.1 Letter Re: Unaudited Interim Financial Information for PNM Resources, Inc. and Subsidiaries.

        15.2 Letter Re: Unaudited Interim Financial Information for Public Service Company of New Mexico.

        31.1 Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        31.2 Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32.1 Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        32.2 Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K:

Report dated and filed May 29, 2003 pursuant to Item 5 of Form 8-K that the Company refinanced $182 million in long-term debt.

Report dated and filed June 12, 2003 pursuant to Items 5 and 7 of Form 8-K that the Company conformed its presentation of information contained in its 2002 Annual Report on Form 10-K to reflect matters previously disclosed in its First Quarter 2003 Quarterly Report on Form 10-Q.

Report dated and furnished June 26, 2003 pursuant to Item 9 of Form 8-K that the Company's utility unit agrees to settle gas rate case.

Report dated and filed July 17, 2003 pursuant to Item 5 of Form 8-K that the Company declares quarterly common stock dividend, elects 2 new directors and approves refinancing $300 million in long-term debt.

Report dated and furnished July 22, 2003 pursuant to Item 9 of Form 8-K reporting the Company's Comparative Operating Statistics for the months of April, May, June 2003 and 2002 and the year ended April, May, June 2003 and 2002.

Report dated and furnished July 30, 2003 pursuant to Item 12 of Form 8-K that the Company issued a press release announcing its unaudited results of operations for the three and six months ended June 2003 and 2002 and other select financial information.

Signature
---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                           PNM RESOURCES, INC. AND
                                     PUBLIC SERVICE COMPANY OF NEW MEXICO
                                -----------------------------------------------
                                                (Registrant)


Date:   August 11, 2003                      /s/ Robin A. Lumney
                                -----------------------------------------------
                                               Robin A. Lumney
                                         Vice President, Controller
                                        and Chief Accounting Officer
                                 (Officer duly authorized to sign this report)