Form 10-Q
period 2003-09-30
PUBLIC SERVICE CO OF NEW MEXICO; PNM RESOURCES INC
filed 2003-11-13
CIK 81023, 1108426

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

                                      None.

        Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X    No
                                                               -----     -----

        Indicate  by check mark  whether  the  registrants  are  accelerated
filers (as  defined in Rule 12b-2 of the Exchange Act).  Yes   X     No
                                                             -----      -----

        As of November 1, 2003, 40,248,428 shares of common stock, no par value per share, of PNM Resources, Inc. were outstanding.

                      PNM RESOURCES, INC. AND SUBSIDIARIES

                                      INDEX
                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION:

   Independent Accountants' Report........................................  3

   ITEM 1.  FINANCIAL STATEMENTS (Unaudited)

      PNM Resources, Inc. and Subsidiaries
         Consolidated Statements of Earnings
              Three and Nine Months Ended September 30, 2003 and 2002.....  5
         Consolidated Balance Sheets
              September 30, 2003 and December 31, 2002....................  6
         Consolidated Statements of Cash Flows
              Nine Months Ended September 30, 2003 and 2002...............  8
         Consolidated Statements of Comprehensive Income
              Three and Nine Months Ended September 30, 2003 and 2002.....  9
      Public Service Company of New Mexico and Subsidiaries
         Consolidated Statements of Earnings
              Three and Nine Months Ended September 30, 2003 and 2002..... 10
         Consolidated Balance Sheets
              September 30, 2003 and December 31, 2002.................... 11
         Consolidated Statements of Cash Flows
              Nine Months Ended September 30, 2003 and 2002............... 13
         Consolidated Statements of Comprehensive Income
              Three and Nine Months Ended September 30, 2003 and 2002..... 14
      Notes to Consolidated Financial Statements.......................... 15

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............. 51

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK................................................ 75

   ITEM 4.  CONTROLS AND PROCEDURES....................................... 82

PART II.  OTHER INFORMATION:

   ITEM 1.  LEGAL PROCEEDINGS............................................. 83

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................. 83

   Signature.............................................................. 86

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders of PNM Resources, Inc.
Albuquerque, New Mexico

We have reviewed the accompanying consolidated balance sheet of PNM Resources, Inc. and subsidiaries (the Company) as of September 30, 2003, and the related consolidated statements of earnings and comprehensive income for the three-month and nine-month periods ended September 30, 2003 and 2002, and of cash flows for the nine-month periods ended September 30, 2003 and 2002. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet and consolidated statement of capitalization (not presented herein) of PNM Resources, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of earnings, retained earnings, comprehensive income
(loss), and cash flows for the year then ended (not presented herein); and in our report dated February 11, 2003, (June 5, 2003, as to Notes 2 and 16) (which report includes explanatory paragraphs referring to the realignment of segments for financial reporting purposes and the adoption of EITF 02-3) appearing in the Current Report on Form 8-K dated June 12, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



DELOITTE & TOUCHE LLP
Omaha, Nebraska
November 5, 2003

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholder of Public Service Company of New Mexico
Albuquerque, New Mexico

We have reviewed the accompanying consolidated balance sheet of Public Service Company of New Mexico and subsidiaries (the Company) as of September 30, 2003, and the related consolidated statements of earnings and comprehensive income for the three-month and nine-month periods ended September 30, 2003 and 2002, and of cash flows for the nine-month periods ended September 30, 2003 and 2002. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet and consolidated statement of capitalization (not presented herein) of Public Service Company of New Mexico and subsidiaries as of December 31, 2002, and the related consolidated statements of earnings, retained earnings, comprehensive income (loss), and cash flows for the year then ended (not presented herein); and in our report dated February 11, 2003, (June 5, 2003, as to Notes 2 and 16) (which report includes explanatory paragraphs referring to the realignment of segments for financial reporting purposes and the adoption of EITF 02-3) appearing in the Current Report on Form 8-K dated June 12, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



DELOITTE & TOUCHE LLP
Omaha, Nebraska
November 5, 2003

ITEM 1.  FINANCIAL STATEMENTS

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                       Three Months Ended             Nine Months Ended
                                                         September 30,                  September 30,
                                                   --------------------------  --------------------------
                                                     2003          2002          2003          2002
                                                   ------------  ------------  ------------  ------------
                                                           (In thousands, except per share amounts)
Operating Revenues:
  Electric.......................................    $337,198      $238,096      $844,726      $636,017
  Gas............................................      47,938        36,244       268,200       189,413
  Unregulated businesses.........................          25           335           137         1,252
                                                   ------------  ------------  ------------  ------------
    Total operating revenues.....................     385,161       274,675     1,113,063       826,682
                                                   ------------  ------------  ------------  ------------
 Operating Expenses:
  Cost of energy sold............................     214,416       117,899       615,685       369,887
  Administrative and general.....................      38,599        38,787       113,241       106,494
  Energy production costs........................      34,217        35,238       103,826       104,411
  Depreciation and amortization..................      29,260        25,780        86,484        75,776
  Transmission and distribution costs............      15,150        15,949        46,503        47,937
  Taxes, other than income taxes.................       7,439         7,077        21,945        24,589
  Income taxes...................................      10,199         4,810        26,158        16,317
                                                   ------------  ------------  ------------  ------------
    Total operating expenses.....................     349,280       245,540     1,013,842       745,411
                                                   ------------  ------------  ------------  ------------
    Operating income.............................      35,881        29,135        99,221        81,271
                                                   ------------  ------------  ------------  ------------
Other Income and Deductions:
  Other income...................................      15,455        13,801        39,406        39,252
  Other deductions...............................     (18,761)       (6,842)      (40,693)      (10,234)
  Income tax expense (benefit)...................       1,193        (2,541)          468       (10,815)
                                                   ------------  ------------  ------------  ------------
    Net other income (deductions)................      (2,113)        4,418          (819)       18,203
                                                   ------------  ------------  ------------  ------------
    Income before interest charges...............      33,768        33,553        98,402        99,474

Interest Charges.................................      17,053        15,756        53,050        45,571
Preferred Stock Dividend Requirements
   of Subsidiary.................................         147           147           440           440
                                                   ------------  ------------  ------------  ------------
Net Earnings Before Cumulative Effect of a
   Change in Accounting Principle................      16,568        17,650        44,912        53,463
                                                   ------------  ------------  ------------  ------------
Cumulative Effect of a Change in Accounting
   Principle, Net of Tax of $24,524..............           -             -        37,422             -
                                                   ------------  ------------  ------------  ------------
Net Earnings.....................................    $ 16,568      $ 17,650      $ 82,334      $ 53,463
                                                   ============  ============  ============  ============
Net Earnings per Common Share:

  Basic..........................................     $  0.41       $  0.45       $  2.08       $  1.37
                                                   ============  ============  ============  ============
  Diluted........................................     $  0.41       $  0.45       $  2.06       $  1.35
                                                   ============  ============  ============  ============
Dividends Paid per Share of Common Stock.........     $  0.23       $  0.22       $  0.68       $  0.64
                                                   ============  ============  ============  ============

              The accompanying notes are an integral part of these
                             financial statements.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                      September 30,     December 31,
                                                                          2003             2002
                                                                      --------------  --------------
                                                                              (In thousands)
ASSETS
Utility Plant:
    Electric plant in service........................................   $2,397,862      $2,301,673
    Gas plant in service.............................................      648,064         615,907
    Common plant in service and plant held for future use............       57,094          79,987
                                                                      --------------  --------------
                                                                         3,103,020       2,997,567
    Less accumulated depreciation and amortization...................    1,341,272       1,330,376
                                                                      --------------  --------------
                                                                         1,761,748       1,667,191
    Construction work in progress....................................      153,613         173,248
    Nuclear fuel, net of accumulated amortization of
        $18,864 and $16,568..........................................       24,507          26,832
                                                                      --------------  --------------
      Net utility plant..............................................    1,939,868       1,867,271
                                                                      --------------  --------------
Other Property and Investments:
    Investment in lessor notes.......................................      330,798         350,479
    Other investments................................................      106,795          92,225
    Non-utility property, net of accumulated depreciation of
        $1,754 and $1,750............................................        1,524           1,528
                                                                      --------------  --------------
      Total other property and investments...........................      439,117         444,232
                                                                      --------------  --------------
Current Assets:
    Cash and cash equivalents........................................       12,338           3,702
    Accounts receivables, net of allowance for uncollectible
        accounts of $9,866 and $15,575...............................       56,721          46,914
    Unbilled revenues................................................       62,885          65,472
    Other receivables................................................       32,715          53,052
    Inventories......................................................       41,706          37,230
    Regulatory assets................................................        5,422          24,027
    Short-term investments...........................................            -          79,630
    Other current assets.............................................       46,885          32,753
                                                                      --------------  --------------
      Total current assets...........................................      258,672         342,780
                                                                      --------------  --------------
Deferred Charges:
    Regulatory assets................................................      223,025         196,283
    Prepaid retirement costs.........................................       86,583          39,665
    Other deferred charges...........................................      134,391         129,063
                                                                      --------------  --------------
      Total deferred charges.........................................      443,999         365,011
                                                                      --------------  --------------
                                                                        $3,081,656      $3,019,294
                                                                      ==============  ==============

              The accompanying notes are an integral part of these
                             financial statements.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                        September 30,     December 31,
                                                                             2003             2002
                                                                       ---------------  ---------------
                                                                                (In thousands)
CAPITALIZATION AND LIABILITIES
Capitalization:
    Common stockholders' equity:
       Common stock...................................................      $645,585        $ 624,119
       Accumulated other comprehensive loss, net of tax...............       (82,760)         (94,721)
       Retained earnings..............................................       508,747          444,651
                                                                       ---------------  ---------------
          Total common stockholders' equity...........................     1,071,572          974,049
    Minority interest.................................................        10,348           11,760
    Cumulative preferred stock without mandatory
       redemption requirements........................................        12,800           12,800
    Long-term debt....................................................       987,296          980,092
                                                                       ---------------  ---------------
          Total capitalization........................................     2,082,016        1,978,701
                                                                       ---------------  ---------------
Current Liabilities:
   Short-term debt....................................................       132,885          150,000
  Accounts payable....................................................        50,908           90,355
  Accrued interest and taxes..........................................        68,216           46,189
  Other current liabilities...........................................        77,353           99,019
                                                                       ---------------  ---------------
          Total current liabilities...................................       329,362          385,563
                                                                       ---------------  ---------------
Deferred Credits:
  Accumulated deferred income taxes...................................       174,524          125,595
  Accumulated deferred investment tax credits.........................        39,242           41,583
  Regulatory liabilities..............................................        79,149           52,019
  Regulatory liabilities related to accumulated deferred income tax...        14,137           14,137
  Asset retirement obligations........................................        44,892                -
  Minimum pension liability...........................................       141,175          141,175
  Accrued postretirement benefit costs................................        18,389           17,335
  Other deferred credits..............................................       158,770          263,186
                                                                       ---------------  ---------------
         Total deferred credits.......................................       670,278          655,030
                                                                       ---------------  ---------------
  Commitments and contingencies (Note 5)..............................             -                -
                                                                       ---------------  ---------------
                                                                         $ 3,081,656      $ 3,019,294
                                                                       ===============  ===============

              The accompanying notes are an integral part of these
                             financial statements.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                           -----------------------------
                                                                              2003            2002
                                                                           --------------  -------------
                                                                                    (In thousands)
Cash Flows From Operating Activities:
  Net earnings............................................................     $ 82,334       $ 53,463
  Adjustments to reconcile net earnings to net cash flows
    from operating activities:
       Depreciation and amortization......................................       98,804         85,752
     Accumulated deferred income tax......................................       37,674         (1,511)
     Transition costs write-off...........................................       16,720              -
     Loss on reacquired debt..............................................       16,576              -
     Cumulative effect of a change in accounting principle................      (61,946)             -
       Net unrealized gains on energy and investing contracts.............       (1,111)       (22,107)
  Changes in certain assets and liabilities:
      Accounts receivables................................................       (9,807)         5,218
     Unbilled revenues....................................................        2,587         15,601
     Accrued post-retirement benefit costs................................      (16,913)       (21,086)
     Other assets.........................................................       31,230         21,140
     Accounts payable.....................................................      (39,447)        11,390
     Accrued interest and taxes...........................................       22,027        (12,189)
     Other liabilities....................................................      (16,448)       (35,100)
                                                                           --------------  -------------
             Net cash flows provided by operating activities..............      162,280        100,571
                                                                           --------------  -------------
Cash Flows From Investing Activities:
  Utility plant additions.................................................     (129,334)      (166,640)
  Redemption of short-term investments....................................       80,291         45,000
  Combustion turbine payments.............................................      (11,136)       (19,425)
  Bond purchase...........................................................       (6,675)             -
  Return of principal of PVNGS lessor notes...............................       18,360         17,531
  Other...................................................................       (3,607)       (11,998)
                                                                           --------------  -------------
             Net cash flows used for investing activities.................      (52,101)      (135,532)
                                                                           --------------  -------------
Cash Flows From Financing Activities:
  Short-term borrowings (repayments), net.................................      (17,115)        65,000
  Long-term debt borrowings...............................................      483,882              -
  Long-term debt repayments...............................................     (476,572)             -
  Premium on long-term debt refinancing...................................      (23,905)             -
  Refund costs of pollution control bonds.................................      (31,427)             -
  Exercise of employee stock options......................................       (7,355)        (2,909)
  Dividends paid..........................................................      (27,298)       (25,475)
  Other...................................................................       (1,753)           (72)
                                                                           --------------  -------------
             Net cash flows (used for) provided by financing activities...     (101,543)        36,544
                                                                           --------------  -------------
Increase in Cash and Cash Equivalents.....................................        8,636          1,583
Beginning of Period.......................................................        3,702         28,408
                                                                           --------------  -------------
End of Period.............................................................     $ 12,338       $ 29,991
                                                                           ==============  =============
Supplemental Cash Flow Disclosures:
  Interest paid, net of amounts capitalized...............................     $ 56,040       $ 40,145
                                                                           ==============  =============
  Income taxes paid (refunded), net.......................................     $(11,648)      $ 43,534
                                                                           ==============  =============
  Prepaid pension contribution of PNM Resources, Inc. common shares.......     $ 28,950       $      -
                                                                           ==============  =============

              The accompanying notes are an integral part of these
                             financial statements.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                              Three Months Ended       Nine Months Ended
                                                                 September 30,            September 30,
                                                             ----------------------  ----------------------
                                                               2003        2002        2003        2002
                                                             ----------  ----------  ----------  ----------
                                                                             (In thousands)

  Net Earnings..............................................  $16,568     $17,650     $82,334     $53,463
                                                             ----------  ----------  ----------  ----------
  Other Comprehensive Income (Loss)
   Unrealized gain (loss) on securities:
     Unrealized holding gains arising during the
        period, net of tax expense of $170, $2,216,
        $743 and $779.......................................      261       3,381       1,133       1,189
     Reclassification adjustment for gains included
        in net income, net of tax expense of $58, $32,
        $381 and $311......................................       (88)        (49)       (582)       (475)

   Mark-to-market adjustment for certain
     derivative transactions:
     Change in fair market value of designated cash
        flow hedges, net of tax expense (benefit)
        of $(271), $(8,495), $7,748 and $(8,718)............     (414)    (12,963)     11,410     (13,303)
     Reclassification adjustment for (gains) losses in
        net income, net of tax expense (benefit) of
         $92 and $(508).....................................        -        (141)          -         775
                                                             ----------  ----------  ----------  ----------
Total Other Comprehensive Income (Loss).....................     (241)     (9,772)     11,961     (11,814)
                                                             ----------  ----------  ----------  ----------
Total Comprehensive Income..................................  $16,327     $ 7,878     $94,295     $41,649
                                                             ==========  ==========  ==========  ==========



                 The accompanying notes are an integral part of
                          these financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                          Three Months Ended             Nine Months Ended
                                                            September 30,                  September 30,
                                                      --------------------------  ---------------------------
                                                          2003          2002          2003           2002
                                                      ------------  ------------  ------------  -------------
                                                              (In thousands, except per share amounts)

Operating Revenues:
  Electric...........................................  $ 337,198      $238,097     $ 844,726       $636,017
  Gas................................................     47,938        36,244       268,200        189,413
                                                      ------------  ------------  ------------  -------------
    Total operating revenues.........................    385,136       274,341     1,112,926        825,430
                                                      ------------  ------------  ------------  -------------
Operating Expenses:
  Cost of energy sold................................    214,416       117,835       615,685        369,076
  Administrative and general.........................     39,033        40,768       110,249        104,510
  Energy production costs............................     34,217        35,238       103,826        104,411
  Depreciation and amortization......................     28,803        25,541        85,287         75,294
  Transmission and distribution costs................     15,150        15,949        47,603         47,937
  Taxes, other than income taxes.....................      6,707         7,529        21,955         23,610
  Income taxes.......................................     10,495         8,209        27,606         20,714
                                                      ------------  ------------  ------------  -------------
    Total operating expenses.........................    348,821       251,069     1,012,211        745,552
                                                      ------------  ------------  ------------  -------------
    Operating income.................................     36,315        23,272       100,715         79,878
                                                      ------------  ------------  ------------  -------------
Other Income and Deductions:
  Other income.......................................     14,700        11,355        36,790         30,848
  Other deductions...................................    (18,713)       (4,691)      (38,156)        (8,443)
  Income tax expense (benefit).......................      1,474        (1,986)          500         (8,870)
                                                      ------------  ------------  ------------  -------------
    Net other income (deductions)....................     (2,539)        4,678          (866)        13,535
                                                      ------------  ------------  ------------  -------------
    Income before interest charges...................     33,776        27,950        99,849         93,413

Interest Charges.....................................     17,011        15,788        52,336         45,744
                                                      ------------  ------------  ------------  -------------
Net Earnings Before Cumulative Effect of a
   Change in Accounting Principle....................     16,765        12,162        47,513         47,669
                                                      ------------  ------------  ------------  -------------
Cumulative Effect of a Change in Accounting
   Principle, Net of Tax of $24,524..................          -             -        37,422              -
                                                      ------------  ------------  ------------  -------------
Net Earnings Before Preferred Stock Dividends             16,765        12,162        84,935         47,669
Preferred Stock Dividend Requirements................        147           147           440            440
                                                      ------------  ------------  ------------  -------------
Net Earnings.........................................  $  16,618      $ 12,015     $  84,495       $ 47,229
                                                      ============  ============  ============  =============

              The accompanying notes are an integral part of these
                             financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                   September 30,   December 31,
                                                                      2003             2002
                                                                  --------------  --------------
                                                                         (In thousands)
ASSETS
Utility Plant:
    Electric plant in service....................................   $2,397,862      $2,301,048
    Gas plant in service.........................................      648,064         615,907
    Common plant in service and plant held for future use........       18,179          18,137
                                                                  --------------  --------------
                                                                     3,064,105       2,935,092
    Less accumulated depreciation and amortization...............    1,332,243       1,326,286
                                                                  --------------  --------------
                                                                     1,731,862       1,608,806
    Construction work in progress................................      144,806         159,435
    Nuclear fuel, net of accumulated amortization of
        $18,864 and $16,568......................................       24,507          26,832
                                                                  --------------  --------------
      Net utility plant..........................................    1,901,175       1,795,073
                                                                  --------------  --------------
Other Property and Investments:
    Investment in lessor notes...................................      330,798         350,479
    Other investments............................................       82,912          78,344
    Non-utility property.........................................          966             966
                                                                  --------------  --------------
      Total other property and investments.......................      414,676         429,789
                                                                  --------------  --------------
Current Assets:
    Cash and cash equivalents....................................       14,033           3,094
    Accounts receivables, net of allowance for uncollectible
        accounts of $9,866 and $15,575...........................       56,721          46,914
    Unbilled revenues............................................       62,885          65,472
    Intercompany receivable......................................            -           4,593
    Other receivables............................................       32,444          52,783
    Inventories..................................................       41,697          37,228
    Regulatory assets............................................        5,422          24,027
    Other current assets.........................................       35,156          22,872
                                                                  --------------  --------------
      Total current assets.......................................      248,358         256,983
                                                                  --------------  --------------
Deferred Charges:
    Regulatory assets............................................      223,025         196,242
    Prepaid retirement costs.....................................       86,583          39,665
    Other deferred charges.......................................      134,284         129,083
                                                                  --------------  --------------

      Total deferred charges.....................................      443,892         364,990
                                                                  --------------  --------------
                                                                    $3,008,101      $2,846,835
                                                                  ==============  ==============

              The accompanying notes are an integral part of these
                             financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                         September 30,   December 31,
                                                                            2003            2002
                                                                        --------------  --------------
                                                                                (In thousands)
CAPITALIZATION AND LIABILITIES
Capitalization:
    Common stockholder's equity:
       Common stock....................................................    $ 195,589       $ 195,589
       Additional paid-in capital......................................      540,046         430,043
       Accumulated other comprehensive loss, net of tax................      (82,791)        (94,130)
       Retained earnings...............................................      330,146         256,157
                                                                        --------------  --------------
          Total common stockholder's equity............................      982,990         787,659
    Minority interest..................................................       10,348          11,760
    Cumulative preferred stock without mandatory
         redemption requirements.......................................       12,800          12,800
    Long-term debt.....................................................      987,296         953,940
                                                                        --------------  --------------
          Total capitalization.........................................    1,993,434       1,766,159
                                                                        --------------  --------------
Current Liabilities:
    Short-term debt....................................................      131,346         150,000
    Intercompany debt..................................................            -          28,436
    Accounts payable...................................................       47,495          88,101
    Intercompany accounts payable......................................       51,021          34,468
    Accrued interest and taxes.........................................       53,338          36,450
    Other current liabilities..........................................       59,688          87,701
                                                                        --------------  --------------
          Total current liabilities....................................      342,888         425,156
                                                                        --------------  --------------
Deferred Credits:
  Accumulated deferred income taxes....................................      177,832         128,383
  Accumulated deferred investment tax credits..........................       39,242          41,583
  Regulatory liabilities...............................................       79,149          52,019
  Regulatory liabilities related to accumulated deferred income tax....       14,137          14,137
  Asset retirement obligations.........................................       44,892               -
  Minimum pension liability............................................      141,175         141,175
  Accrued postretirement benefit costs.................................       18,389          17,335
  Other deferred credits...............................................      156,963         260,888
                                                                        --------------  --------------
     Total deferred credits............................................      671,779         655,520
                                                                        --------------  --------------
  Commitments and contingencies (Note 5)...............................            -               -
                                                                        --------------  --------------
                                                                          $3,008,101      $2,846,835
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

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                          --------------------------
                                                                            2003          2002
                                                                          -------------  -----------
                                                                                (In thousands)
Cash Flows From Operating Activities:
  Net earnings...........................................................    $ 84,495     $ 47,229
  Adjustments to reconcile net earnings to net cash flows
    from operating activities:
     Depreciation and amortization.......................................      97,602       85,143
     Accumulated deferred income tax.....................................      38,351          949
     Transition costs write-off..........................................      16,720            -
     Loss on reacquired debt.............................................      16,576            -
     Cumulative effect of a change in accounting principle...............     (61,946)           -
     Net unrealized gains on energy and investing contracts..............      (1,111)     (22,107)
  Changes in certain assets and liabilities:
     Accounts receivables................................................      (9,807)       5,218
     Unbilled revenues...................................................       2,587       15,601
     Accrued post-retirement benefit costs...............................     (16,913)     (21,086)
     Other assets........................................................      33,389        2,494
     Accounts payable....................................................     (40,606)       5,474
     Accrued interest and taxes..........................................      16,888          854
     Other liabilities...................................................     (33,219)     (41,104)
                                                                          -------------  -----------
        Net cash flows provided by operating activities                       143,006       78,665
                                                                          -------------  -----------
Cash Flows Used for Investing Activities:
  Utility plant additions................................................    (124,255)    (162,813)
  Combustion turbine payments............................................     (11,136)     (19,425)
  Eastern Interconnect Project buyout....................................     (36,925)           -
  Redemption of short-term investments...................................           -       45,000
  Return of principal of PVNGS lessor notes..............................      18,360       17,531
  Other investing........................................................       1,696        3,361
                                                                          -------------  -----------
        Net cash flows used for investing activities.....................    (152,260)    (116,346)
                                                                          -------------  -----------
 Cash Flows Used for Financing Activities:
   Short-term borrowings, net............................................     (18,654)       65,000
   Long-term debt borrowings.............................................     483,882             -
   Long-term debt repayments.............................................    (450,420)            -
   Premium on long-term debt refinancing.................................     (23,905)            -
   Refund costs of pollution control bonds...............................     (31,427)            -
   Equity contribution from parent.......................................     110,000             -
   Dividends paid........................................................     (10,946)      (59,420)
   Other financing.......................................................      (1,634)         (114)
   Change in intercompany borrowings.....................................     (36,703)       35,605
                                                                          -------------  ------------
         Net cash flows provided by financing activities.................      20,193        41,071
                                                                          -------------  ------------
 Increase in Cash and Cash Equivalents...................................      10,939         3,390
 Beginning of Period.....................................................       3,094        17,028
                                                                          -------------  ------------
 End of Period...........................................................    $ 14,033      $ 20,418
                                                                          =============  ============
 Supplemental Cash Flow Disclosures:
   Interest paid, net of amounts capitalized............................     $ 55,334      $ 40,311
                                                                          =============  ============
   Income taxes paid (refunded), net.....................................    $ (5,084)     $ 31,514
                                                                          =============  ============

              The accompanying notes are an integral part of these
                             financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                               Three Months Ended        Nine Months Ended
                                                                 September 30,              September 30,
                                                            ------------------------  ----------------------
                                                                2003         2002        2003        2002
                                                            -----------  -----------  ----------  ----------
                                                                             (In thousands)

  Net Earnings Before Preferred Stock Dividend
     Requirements..........................................  $ 16,765      $12,162     $84,935     $47,669
                                                            -----------  -----------  ----------  ----------
  Other Comprehensive Income (Loss)
  Unrealized gain (loss) on securities:
     Unrealized holding gains arising during the
        period, net of tax expense of $171, $332,
        $968 and $483......................................       261          507       1,477         737
     Reclassification adjustment for gains included in
        net income, net of tax expense of $58, $32,
        $86 and $311.......................................       (88)         (49)       (131)       (475)

  Mark-to-market adjustment for certain
     derivative transactions:
     Change in fair market value of designated cash
        flow hedges, net of tax expense (benefit)
        of $(271), $(7,820), $6,549 and $(8,042)...........      (414)     (11,932)      9,993     (12,271)
     Reclassification adjustment for (gains) losses in
        net income, net of tax expense (benefit) of
        $92 and $(508).....................................         -         (141)          -         775
                                                            -----------  -----------  ----------  ----------
Total Other Comprehensive Income (Loss)....................      (241)     (11,615)     11,339     (11,234)
                                                            -----------  -----------  ----------  ----------
Total Comprehensive Income.................................  $ 16,524       $  547     $96,274     $36,435
                                                            ===========  ===========  ==========  ==========

                 The accompanying notes are an integral part of
                          these financial statements.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)    Accounting Policies and Responsibility for Financial Statements

       In the opinion of the management of PNM Resources, Inc. (the "Holding Company") and Subsidiaries and Public Service Company of New Mexico ("PNM") and Subsidiaries, (collectively, the "Company") the accompanying unaudited interim consolidated financial statements present fairly the Company's financial position at September 30, 2003 and December 31, 2002, the consolidated results of its operations and comprehensive income for the three months and nine months ended September 30, 2003 and 2002 and the consolidated statements of cash flows for the nine months ended September 30, 2003 and 2002. These financial statements are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Accordingly, they are unaudited, and certain information and note disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these financial statements should refer to the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2002, that are included in the Company's Annual Reports on Form 10-K for the year ended December 31, 2002 and as updated by the Company's Current Reports on Form 8-K dated June 12, 2003. The results of operations presented in the accompanying financial statements are not necessarily representative of operations for an entire year.

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

Regulatory Accounting

       The Company's accounting policies conform to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71"). SFAS 71 requires a rate-regulated entity to

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


reflect the effects of regulatory decisions in its financial statements. In accordance with SFAS 71, the Company has deferred certain costs and recorded certain liabilities pursuant to the rate actions of the United States Federal Energy Regulatory Commission ("FERC") and the New Mexico Public Regulation Commission ("PRC") and its predecessor. To the extent that the Company concludes that the recovery of a regulatory asset is no longer probable due to regulatory treatment, the effects of competition or other factors, the amount would be recorded as a charge to earnings in the period in which recovery is determined to no longer be probable.

       As of December 31, 1999, the Company discontinued the application of SFAS 71 to the generation portion of its business effective with the passage of the Electric Utility Industry Restructuring Act of 1999 ("Restructuring Act") in accordance with Statement of Financial Accounting Standards No. 101, "Accounting for the Discontinuation of Application of the Financial Accounting Standards Board ("FASB") FASB Statement No. 71" ("SFAS 101"). Due to the repeal of the Restructuring Act (see Note 5 - "Commitments and Contingencies - Global Electric Agreement"), the Company re-applied the accounting requirements of SFAS 71 to the generation portion of its business as of January 28, 2003.

Asset Retirement Obligations ("ARO")

       The Company adopted the provisions of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), on January 1, 2003 and accordingly identified certain AROs that are subject to the standard. These obligations included the decommissioning of the Company's nuclear generation facilities and fossil fuel generation plants. The Company's transmission and distribution facilities are also subject to SFAS 143, However, an ARO liability for transmission and distribution assets will not be recognized until the assets' useful life and settlement date become known and are material. The Company did not identify any material AROs associated with the transmission and distribution assets, because the majority of these assets have an indeterminable useful life and settlement date.

       Previously, the Company had recognized decommissioning costs for its fossil fuel and nuclear generation facilities ratably over approved cost recovery periods. Upon implementation of the standard, the net difference between the amounts determined to represent legal AROs under SFAS 143 and the Company's previous method of accounting for decommissioning costs has been recognized as a cumulative effect of a change in accounting principle of $37.4 million, net of related income taxes. Additionally, certain amounts accrued for nuclear decommissioning costs over the Company's legal AROs for its nuclear generation facilities have been reclassified as regulatory liabilities.

       The effects of adopting SFAS 143 are based on the Company's interpretation of the standard and its determination of underlying assumptions, such as the Company's discount rate, estimates of the future costs for decommissioning and the timing of the removal activities to be performed. Any changes in these assumptions underlying the required calculations may require revisions to the estimated ARO when identified.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


       Pro forma net income and earnings per share have not been presented for the nine months ended September 30, 2002 or the years ended December 31, 2002, 2001 and 2000 because the pro forma application of SFAS 143 would result in pro forma net income and earnings per share not materially different from the amounts previously reported for those periods.

       A reconciliation of the Company's asset retirement obligations is as follows:

                                                   September 30, 2003
                                                   ------------------
                                                      (In thousands)

           Upon adoption at January 1, 2003.......    $    42,201
           Liabilities incurred...................              -
           Liabilities settled....................              -
           Accretion expense......................          2,691
           Revisions to estimate..................              -
                                                      --------------
                                                      $    44,892
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








                           (Intentionally left blank)

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


       At September 30, 2003, the Company had three stock-based employee compensation plans. Options continue to be granted under only two of these plans. Had compensation expense for the Company's stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS 123, the effect on the Company's pro forma net earnings and pro forma earnings per share would be as follows (in thousands, except per share data):

                                                  Three Months Ended        Nine Months Ended
                                                     September 30,            September 30,
                                                  2003          2002         2003        2002
                                               -----------  -----------  -----------  ----------
Net earnings.................................    $16,568      $17,650      $82,334     $53,463
Deduct:  Total stock-based employee
   compensation expense determined
   under fair value based method for all
   awards, net of related tax effects........       (490)      (1,091)      (1,560)     (3,302)
                                               -----------  -----------  -----------  ----------
Pro forma net earnings.......................    $16,078      $16,559      $80,774     $50,161
                                               ===========  ===========  ===========  ==========
Earnings per share:
    Basic - as reported......................    $  0.41      $  0.45      $  2.08     $  1.37
                                               ===========  ===========  ===========  ==========
    Basic - pro forma........................    $  0.40      $  0.42      $  2.04     $  1.28
                                               ===========  ===========  ===========  ==========
    Diluted - as reported....................    $  0.41      $  0.45      $  2.06     $  1.35
                                               ===========  ===========  ===========  ==========
    Diluted - pro forma......................    $  0.39      $  0.42      $  2.02     $  1.27
                                               ===========  ===========  ===========  ==========

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

       As it currently operates, the Company's principal business segments, whose operating results are regularly reviewed by the Company's management, are Utility Operations and Wholesale Operations ("Wholesale"). Utility Operations include Electric Services ("Electric"), Gas Services ("Gas") and Transmission Services ("Transmission"). These segments model the resource allocations as mandated in the Global Electric Agreement (see Note 5 - Commitments and Contingencies - Global Electric Agreement). Certain prior period amounts have been reclassified to conform to the current year presentation. In addition, Transmission was reclassified from Electric and disclosed as its own business segment.

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

Gas

       Gas distributes natural gas to most of the major communities in New Mexico, including two of New Mexico's three largest metropolitan areas, Albuquerque and Santa Fe. The Company's customer base includes both sales-service customers and transportation-service customers. PNM purchases natural gas in the open market and resells it at cost to its distribution customers. As a result, increases or decreases in gas revenues resulting from wholesale gas price fluctuations do not impact the Company's consolidated gross margin or earnings.

Transmission

       The Company owns or leases transmission lines, interconnected with other utilities in New Mexico and south and east into Texas, west into Arizona, and north into Colorado and Utah. Transmission revenues consist of sales to third parties as well as to Electric and Wholesale.

                              WHOLESALE OPERATIONS

       Wholesale consists of the generation and sale of electricity into the wholesale market based on three product lines that include long-term contracts, forward sales and short-term sales. The source of these sales is supply created by selling the unused capacity of jurisdictional assets as well as the capacity of the Company's wholesale unregulated fleet. Both regulated and unregulated generation is jointly dispatched and sold exclusively for the benefit of shareholders.

       Long-term contracts include sales to firm-requirements wholesale customers with multi-year arrangements. These contracts range from 2 to 17 years with an average of 7.5 years. Forward sales include sales of excess generation and third party purchases in the forward market that range from 1 month to 3 years. These transactions do not qualify as normal sales and purchases as defined in Statement of Financial Accounting Standards No. SFAS 133, "Accounting for Derivative Instruments and Hedging Activites", as amended ("SFAS 133"), and thus are generally marked to market. Short-term sales generally include spot market, hour ahead, day ahead and week ahead contracts with terms of 30 days or less. Also included in short-term sales are sales of any excess generation not required to fulfill PNM's retail load and contractual commitments. Short-term sales also cover the revenue credit to retail customers as specified in the Global Electric Agreement.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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






                           (Intentionally left blank)

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


       Summarized financial information by business segment for the three months ended September 30, 2003 is as follows:

                                                                       Utility
                                         -------------------------------------------------------------------
                                            Electric        Gas       Transmission  Eliminations    Total
                                         ------------- ------------- -------------- ------------ -----------
                                                                     (In thousands)
2003:
Operating revenues:
   External customers..................     $154,746      $ 47,938        $ 8,920     $     -     $ 211,604
   Intersegment revenues...............            -             -          6,447      (4,349)        2,098
Depreciation and amortization..........       15,910         5,613          2,689           -        24,212
Interest income........................        6,666           685            170           -         7,521
Interest charges.......................        6,023         3,566          1,724           -        11,313
Total income tax expense (benefit).....       19,971        (3,244)         1,810           -        18,537
Operating income (loss)................       22,262        (1,333)         4,210           -        25,139
Segment net income (loss)..............       22,296        (4,950)         2,748           -        20,094

Total assets...........................    1,302,254       444,742        254,063           -     2,001,059
Gross property additions...............       20,095        11,973         15,378           -        47,446

                                                         Corporate
                                           Wholesale     and Other    Consolidated
                                         ------------- ------------- ---------------
                                                      (In thousands)
2003:
Operating revenues:
   External customers..................     $ 173,532       $   25        $385,161
   Intersegment revenues...............           635       (2,733)              -
Depreciation and amortization..........         3,579        1,469          29,260
Interest income........................         1,638        1,632          10,791
Interest charges.......................         4,191        1,549          17,053
Total income tax expense (benefit).....         5,066      (14,597)          9,006
Operating income.......................         9,287        1,455          35,881
Segment net income (loss)..............         6,263       (9,789)         16,568

Total assets...........................       397,052      683,545       3,081,656
Gross property additions...............         3,794        5,366          56,606


                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


       Summarized financial information by business segment for the three months ended September 30, 2002 is as follows:

                                                                       Utility
                                         -------------------------------------------------------------------
                                            Electric        Gas       Transmission  Eliminations    Total
                                         ------------- ------------- -------------- ------------ -----------
                                                                     (In thousands)

2002:
Operating revenues:
   External customers..................     $ 150,670      $ 36,244        $ 5,693     $     -    $ 192,607
   Intersegment revenues...............             -           691          8,779      (8,603)         867
Depreciation and amortization..........        14,871         5,160          2,158           -       22,189
Interest income........................         6,559           (60)            56           -        6,555
Interest charges.......................         7,029         3,493          1,563           -       12,085
Total income tax expense (benefit).....        16,315        (3,505)         1,212           -       14,022
Operating income (loss)................        19,068        (1,825)         3,457           -       20,700
Segment net income (loss)..............        16,086        (5,419)         1,813           -       12,480

Total assets...........................     1,658,113       441,370        203,862           -    2,303,345
Gross property additions...............        20,234         5,696          3,498           -       29,428

                                                         Corporate
                                           Wholesale     and Other    Consolidated
                                         ------------- ------------- ---------------
                                                      (In thousands)
2002:
Operating revenues:
   External customers....................    $ 81,733        $  335      $ 274,675
   Intersegment revenues.................           -          (867)             -
Depreciation and amortization............       2,417         1,174         25,780
Interest income..........................       1,501         3,170         11,226
Interest charges.........................       3,768           (97)        15,756
Total income tax expense (benefit).......       1,826        (8,497)         7,351
Operating income.........................       4,537         3,898         29,135
Segment net income.......................       1,258         3,912         17,650

Total assets.............................     371,571       232,382      2,907,298
Gross property additions.................       4,918         4,542         38,888


                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


       Summarized financial information by business segment for the nine months ended September 30, 2003 is as follows:

                                                                       Utility
                                         -------------------------------------------------------------------
                                            Electric        Gas       Transmission  Eliminations    Total
                                         ------------- ------------- -------------- ------------ -----------
                                                                     (In thousands)
2003:
Operating revenues:
   External customers..................    $ 414,881     $ 268,200      $ 15,794       $    -    $ 698,875
   Intersegment revenues...............            -             -        24,636      (24,636)           -
Depreciation and amortization..........       47,488        16,553         7,348            -       71,389
Interest income........................       22,722         1,794           228            -       24,744
Interest charges.......................       19,375        10,355         4,803            -       34,533
Total income tax expense (benefit).....       26,743          (263)        3,052            -       29,532
Operating income.......................       54,404         9,356         9,194            -       72,954
Cumulative effect of a change
  in accounting principle, net of tax..       25,092             -             -            -       25,092
Segment net income (loss)..............       65,901          (402)        4,658            -       70,157

Total assets...........................    1,302,254       444,742       254,063            -    2,001,059
Gross property additions...............       51,066        33,206        26,707            -      110,979

                                                         Corporate
                                           Wholesale     and Other    Consolidated
                                         ------------- ------------- ---------------
                                                      (In thousands)
2003:
Operating revenues:
   External customers...................   $ 414,051       $   137   $ 1,113,063
   Intersegment revenues................       1,535        (1,535)            -
Depreciation and amortization...........      10,639         4,456        86,484
Interest income.........................       4,233         2,991        31,968
Interest charges........................      11,352         7,165        53,050
Total income tax expense (benefit)......      10,559       (14,401)       25,690
Operating income........................      24,518         1,749        99,221
Cumulative effect of a change
  in accounting principle, net of tax...      12,330             -        37,422
Segment net income (loss)...............      28,441       (16,264)       82,334

Total assets............................     397,052       683,545     3,081,656
Gross property additions................       9,176         9,179       129,334


                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


       Summarized financial information by business segment for the nine months ended September 30, 2002 is as follows:

                                                                       Utility
                                         -------------------------------------------------------------------
                                            Electric        Gas       Transmission  Eliminations    Total
                                         ------------- ------------- -------------- ------------ -----------
                                                                     (In thousands)
2002:
Operating revenues:
   External customers..................   $ 414,426      $ 189,413      $ 17,504       $    -     $ 621,343
   Intersegment revenues...............           -          1,136        24,214      (23,684)        1,666
Depreciation and amortization..........      44,509         15,257         6,479            -        66,245
Interest income........................      22,567             21            70            -        22,658
Interest charges.......................      20,338         10,128         4,483            -        34,949
Total income tax expense...............      28,675            466         3,334            -        32,475
Operating income.......................      51,206          9,524         9,812            -        70,542
Segment net income.....................      43,755            711         5,090            -        49,556

Total assets...........................   1,658,113        441,370       203,862            -     2,303,345
Gross property additions...............     106,055         23,274         9,771            -       139,100

                                                         Corporate
                                           Wholesale     and Other    Consolidated
                                         ------------- ------------- ---------------
                                                      (In thousands)
2002:
Operating revenues:
   External customers..................   $ 204,087       $ 1,252      $ 826,682
   Intersegment revenues...............           -        (1,666)             -
Depreciation and amortization..........       6,179         3,352         75,776
Interest income........................       4,052         6,078         32,788
Interest charges.......................      10,903          (281)        45,571
Total income tax expense (benefit).....      (1,987)       (3,356)        27,132
Operating income.......................       5,867         4,862         81,271
Segment net income (loss)..............      (3,033)        6,940         53,463

Total assets...........................     371,571       232,382      2,907,298
Gross property additions...............      19,693         7,847        166,640

(3)    Fair Value of Financial Instruments

       GAAP defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current transaction. Fair value is based on market quotes provided by the Company's investment bankers and trust advisors.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


       The Company's available-for-sale securities include assets held in trust for its share of decommissioning costs of PVNGS and its executive retirement program. The trusts hold equity and fixed income securities. These amounts are included in other investments on the balance sheet. The amortized cost, gross unrealized gains and losses and estimated fair value of investments in available-for-sale securities are as follows:

                                                            September 30, 2003
                                    --------------------------------------------------------------------
                                     Amortized Cost     Unrealized        Unrealized       Fair Value
                                                           Gains            Losses
                                    ---------------- ----------------  ---------------  ----------------
                                                              (In thousands)
  Available-for-sale:
  Equity securities..............        $ 40,237          $ 8,383            $(650)          $47,970
  Municipal bonds................          18,637            1,352              (11)           19,978
  U.S. Government securities.....           4,856              458              (21)            5,293
  Corporate bonds................              12                -                -                12
  Other investments..............           4,697                -               (9)            4,688
                                    ---------------- ----------------  ---------------  ----------------
                                         $ 68,439         $ 10,193            $(691)          $77,941
                                    ================ ================  ===============  ================

                                                             December 31, 2002
                                    --------------------------------------------------------------------
                                     Amortized Cost     Unrealized        Unrealized       Fair Value
                                                           Gains            Losses
                                    ---------------- ----------------  ---------------  ----------------
                                                              (In thousands)
  Available-for-sale:
  Equity securities..............         $32,643          $ 4,134         $ (1,514)          $35,263
  Mortgage-backed securities.....          33,145              410              (93)           33,462
  Corporate bonds................          32,466              438              (19)           32,885
  Municipal bonds................          21,229            1,394              (24)           22,599
  U.S. Government securities.....          12,725              702                -            13,427
  Other investments..............          14,716                -                -            14,716
                                    ---------------- ----------------  ---------------  ----------------
                                         $146,924          $ 7,078         $ (1,650)         $152,352
                                    ================ ================  ===============  ================






                           (Intentionally left blank)

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


       At September 30, 2003, the available-for-sale investments held by the Company had the following maturities:

                                             Amortized Cost     Fair Value
                                             ---------------- ----------------
                                                     (In thousands)

  Within 1 year.............................       $ 1,513          $ 1,503
  After 1 year through 5 years..............         2,584            2,652
  After 5 years through 10 years............         2,545            2,670
  Over 10 years.............................        17,135           18,721
  Equity securities.........................        40,237           47,970
  Other investments.........................         4,425            4,425
                                             ---------------- ----------------
                                                   $68,439          $77,941
                                             ================ ================

       The proceeds and gross realized gains and losses on the disposition of available-for-sale investments are shown in the following table. Realized gains and losses are determined by specific identification. The short-term investment balance was fully redeemed in the nine months ended September 30, 2003 and included in proceeds from sales.

                                    Three Months Ended      Nine Months Ended
                                      September 30,           September 30,
                                 ----------------------  -----------------------
                                    2003        2002         2003        2002
                                 ---------- -----------  ----------  -----------
                                   (In thousands)
  Proceeds from sales...........   9,147      55,754      113,131      161,870
  Gross realized gains..........     752         317        5,508        2,226
  Gross realized losses.........    (532)     (2,738)      (3,169)      (6,675)

Natural Gas Contracts

       Pursuant to a 1997 order issued by the New Mexico Public Utility Commission, the predecessor to the PRC, the Company previously entered into swaps to hedge certain portions of natural gas supply contracts to protect the Company's natural gas customers from the risk of adverse price fluctuations in the natural gas market. All hedge gains and losses from swaps are recoverable through the Company's purchased gas adjustment clause ("PGAC") if deemed prudently incurred by the PRC. As a result, earnings are not affected by gains or losses generated by these instruments.

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

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


         PNM purchased gas options, a type of hedge, to protect its natural gas customers from the risk of price fluctuations during the 2003-2004 heating season. PNM expended $9.5 million to purchase gas options that limit the maximum amount the Company would pay for gas during the winter heating season. The Company will recover its actual hedging expenditures as a component of the PGAC during the months of October 2003 through February 2004 in equal monthly allotments of $1.9 million.

Electricity Contracts

       The Company's wholesale operations entered into various forward physical contracts for the purchase and sale of electricity with the intent to optimize its net generation position. Some of these contracts do not qualify for normal purchase and sale designation pursuant to SFAS 133, and are marked to market as required by SFAS 133.

       For the three months ended September 30, 2003, the Company's Wholesale Operations settled forward contracts for the sale of electricity that generated $65.5 million of electric revenues by delivering 1.1 million megawatt hours ("MWh"). The Company purchased $59.8 million or 1.0 million MWh of electricity to support these contractual sales and other open market sales opportunities. For the three months ended September 30, 2002, the Company's Wholesale Operations settled forward contracts for the sale of electricity that generated $10.7 million of electric revenues by delivering 0.2 million MWh. The Company purchased $19.5 million or 0.3 million MWh of electricity to support these contractual sales and other open market sales opportunities.

       For the nine months ended September 30, 2003, the Company's Wholesale Operations settled forward contracts for the sale of electricity that generated $125.3 million of electric revenues by delivering 2.5 million MWh. The Company purchased $120.8 million or 2.5 million MWh of electricity to support these contractual sales and other open market sales opportunities. For the nine months ended September 30, 2002, the Company's Wholesale Operations settled forward contracts for the sale of electricity that generated $31.3 million of electric revenues by delivering 0.8 million MWh. The Company purchased $55.4 million or
1.0 million MWh of electricity to support these contractual sales and other open market sales opportunities.

       As of September 30, 2003, the Company had open contract positions to buy $42.5 million and to sell $42.3 million of electricity. At September 30, 2003, the Company had a gross mark-to-market gain (asset position) on these forward contracts of $4.8 million and a gross mark-to-market loss (liability position) of $4.6 million, with a net mark-to-market gain (asset position) of $184 thousand recorded in other current assets and liabilities, respectively. The change in mark-to-market valuation is recognized in earnings each period and is recorded in operating revenues.

       The Company's Wholesale Operations also entered into forward physical contracts for the sale of the Company's electric capacity in excess of its retail and wholesale firm requirement needs, including reserves. In addition, the Company entered into forward physical contracts for the purchase of retail needs, including reserves, when resource shortfalls exist. The Company generally

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


accounts for these derivative financial instruments as normal sales and purchases as defined by SFAS 133, as amended. From time to time the Company makes forward purchases to serve its retail needs when the cost of purchased power is less than the incremental cost of its generation. At September 30, 2003, the Company had open forward positions classified as normal sales of electricity of $201.2 million and normal purchases of electricity of $124.9 million, both of which are not recorded in the financial statements.

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

       The Company is exposed to credit risk in the event of non-performance or non-payment by counterparties of its financial and physical derivative instruments. The Company uses a credit management process to assess and monitor the financial conditions of counterparties. The Company's credit risk with its largest counterparty as of September 30, 2003 and December 31, 2002 was $23.9 million and $18.7 million, respectively.

Forward Starting Interest Rate Swaps

       PNM had $46 million of tax-exempt bonds outstanding that were callable at a premium beginning December 15, 2002, and an additional $136 million that became callable at a premium in August 2003. With the intention of refinancing these bonds, PNM had hedged the entire planned refinancing by entering into five forward starting interest rate swaps in the fourth quarter of 2001 and the first quarter of 2002. The Company received regulatory approval to refund the tax-exempt bonds on October 29, 2002. The refinancings were completed on May 23, 2003.

       The forward starting interest rate swaps were terminated on May 13, 2003 for a cash settlement of $27.1 million. This amount has been capitalized by the Company as a financing cost and will be amortized over the life of the bonds.

Corporate and Pension Hedge

       The Company has approximately $296 million invested in domestic stocks and approximately $35 million invested in international stocks in various trusts for nuclear decommissioning, pension plan, executive retirement and retiree medical benefits. The trusts for nuclear decommissioning and the executive retirement plan are included on the balance sheet in other investments. The Company uses financial derivatives based on the Standard & Poor's ("S&P") 500 Index to limit potential loss on these investments due to adverse market fluctuations. The options are structured as a collar, protecting the portfolio against losses beyond a certain amount and balancing the cost of that downside protection by foregoing gains above a certain level. If the S&P 500 Index is

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


within the specified range when the option contract expires, the Company will not be obligated to pay, nor will the Company have the right to receive cash. In the second quarter of 2003, the Company entered into certain S&P 500 Index contracts, which will expire on December 19, 2003 and March 19, 2004. The range of the floor and ceiling of the collar relative to a December 31, 2002 S&P 500 Index of 880 is -3.4% for a floor and 16.7% to 21.0% for a ceiling. For the three months and nine months ended September 30, 2003, the change in the market value of the corporate options was not significant.

(4)    Earnings Per Share

       In accordance with SFAS No. 128, "Earnings per Share" ("SFAS 128"), dual presentation of basic and diluted earnings per share has been presented in the Consolidated Statements of Earnings. The following reconciliation illustrates the impact on the share amounts of potential common shares and the earnings per share amounts for the periods ended September 30 (in thousands except per share amounts):

                                                      Three Months Ended         Nine Months Ended
                                                         September 30,             September 30,
                                                    ------------------------ ------------------------
                                                       2003         2002        2003         2002
                                                    -----------  ----------- -----------  -----------
Basic:
Net Earnings before cumulative effect of a
   change in accounting principle..................   $16,568      $17,650     $44,912      $53,463
Cumulative effect of a change in
   accounting principle, net of tax of $24,524.....         -            -      37,422            -
                                                    -----------  ----------- -----------  -----------
Net Earnings.......................................   $16,568      $17,650     $82,334      $53,463
                                                    ===========  =========== ===========  ===========
Average Number of Common Shares
   Outstanding.....................................    40,239       39,118      39,578       39,118
                                                    ===========  =========== ===========  ===========
Net Earnings per Share of Common Stock (Basic)         $ 0.41       $ 0.45      $ 2.08       $ 1.37
                                                    ===========  =========== ===========  ===========
Earnings before cumulative effect of a
   change in accounting principle..................      0.41         0.45        1.13         1.37
Cumulative effect of a change in
   accounting principle, net of tax of $0.62.......         -            -        0.95            -
                                                    -----------  ----------- -----------  -----------
Net Earnings per Share of Common Stock (Basic)         $ 0.41       $ 0.45      $ 2.08       $ 1.37
                                                    ===========  =========== ===========  ===========

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                        Three Months Ended     Nine Months Ended
                                                           September 30,          September 30,
                                                       --------------------- ----------------------
                                                          2003       2002       2003        2002
                                                       ---------- ---------- ----------  ----------
Diluted:
Net Earnings Before Cumulative Effect of a
   Change in Accounting Principle....................    $16,568    $17,650    $44,912     $53,463
Cumulative Effect of a Change in
   Accounting Principle, net of tax of $24,524.......          -          -     37,422           -
                                                       ---------- ---------- ----------  ----------
Net Earnings.........................................    $16,568    $17,650    $82,334     $53,463
                                                       ========== ========== ==========  ==========
Average Number of Common Shares
   Outstanding.......................................     40,239     39,118     39,578      39,118
Dilutive Effect of Common Stock
   Equivalents (a)...................................        467        207        358         366
                                                       ---------- ---------- ----------  ----------
Average Common and Common
   Equivalent Shares Outstanding.....................     40,706     39,325     39,936      39,484
                                                       ========== ========== ==========  ==========
Net Earnings per Share of Common Stock
   (Diluted).........................................     $ 0.41     $ 0.45     $ 2.06      $ 1.35
                                                       ========== ========== ==========  ==========
Earnings Before Cumulative Effect of a
   Change in Accounting Principle....................       0.41       0.45       1.12        1.35
Cumulative Effect of a Change in
   Accounting Principle, net of tax of  $0.61........          -          -       0.94           -
                                                       ---------- ---------- ----------  ----------
Net Earnings per Share of Common Stock
   (Diluted).........................................     $ 0.41     $ 0.45     $ 2.06      $ 1.35
                                                       ========== ========== ==========  ==========

       (a) Excludes the effect of average anti-dilutive common stock equivalents related to out-of-the-money options of 50,000 and 1,881,588 for the three months ended and 876,061 and 718,745 for the nine months ended September 30, 2003 and 2002, respectively.

(5)    Commitments and Contingencies

                      PVNGS Liability and Insurance Matters

       The Palo Verde Nuclear Generating Station ("PVNGS") participants have financial protection for public liability resulting from nuclear energy hazards to the full limit of liability under federal law. This potential liability is covered by primary liability insurance provided by commercial insurance carriers in the amount of $300.0 million and the balance by an industry-wide retrospective assessment program. If losses at any nuclear power plant covered by the programs exceed the primary liability insurance limit, the Company could be assessed retrospective adjustments. Effective August 20, 2003, the maximum assessment per reactor under the program for each nuclear incident increases

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


from approximately $88 million to approximately $101 million. The retrospective assessment is subject to an annual limit of $10.0 million per reactor per incident. Based upon the Company's 10.2% interest in the three PVNGS units, the Company's maximum potential assessment per incident for all three units is approximately $31 million, with an annual payment limitation of approximately $3 million per incident. If the funds provided by this retrospective assessment program prove to be insufficient, Congress could impose revenue-raising measures on the nuclear industry to pay claims.

                       Possible Price-Anderson Act Changes

       Versions of comprehensive energy bills proposed for adoption by Congress contain provisions that would amend Federal Law (the "Price-Anderson Act") addressing public liability from nuclear energy hazards in ways that would increase the annual limit on retrospective assessments (see "PVNGS Liability and Insurance Matters" above) from $10 million to $15 million per reactor per incident with the Company's annual exposure per incident increasing from $3 million to $4.5 million.

       The Company believes that such changes in applicable law, if enacted, would not result in a "deemed loss event" being declared by the equity investors in respect of the Company's sale and leaseback transactions of PVNGS Units 1 and 2.

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

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                            Global Electric Agreement

       On October 10, 2002, PNM announced that it had agreed with the PRC staff, the New Mexico Attorney General ("AG"), and other consumer groups on a Global Electric Agreement that provided for joint support for the repeal of a majority of the New Mexico Electric Utility Industry Restructuring Act of 1999, as amended, ("Restructuring Act"), a fixed rate path, procedures for the Company's participation in unregulated generating plant activities and other regulatory issues. The rate-path is effective for services rendered September 1, 2003 through December 31, 2007. Based on the normal time frame for rate proceedings in New Mexico of ten months, a change in rates would not happen until late 2008. The Global Electric Agreement was approved by the PRC on January 28, 2003. Legislation repealing the Restructuring Act and continuing the authorization for utilities to participate in unregulated generating plant activities for a limited time according to the Global Electric Agreement was passed by the New Mexico Legislature and signed into law by the Governor on April 8, 2003. In the Global Electric Agreement, PNM agreed to forego recovery of the costs incurred in preparing to transition to a competitive retail market in New Mexico under the repealed law. This resulted in a charge of $16.7 million, pre-tax, in the first quarter of 2003. As a result of the repeal of the Restructuring Act, PNM has re-applied the accounting requirements of SFAS 71 to its regulated generation activities effective January 28, 2003, which did not have a material effect on the Company's financial condition or results of operations.

                              Asset Securitization

       On April 8, 2003, PNM entered into a transaction providing for the securitization of PNM's retail electric service accounts receivable and retail gas service accounts receivable ("AR Securitization"). The total capacity under the AR Securitization is $90.0 million. Under the AR Securitization, PNM will periodically sell its accounts receivable, principally retail receivables, to a bankruptcy remote subsidiary, PNM Receivables Corp., which in turn pledges an undivided interest in the receivables to an unaffiliated conduit commercial paper issuer. This transaction was previously approved by the PRC on December 17, 2002. As of September 30, 2003, the Company had borrowed $35.0 million under the AR Securitization, which was secured by $86.6 million of accounts receivable. PNM Receivables Corp. is consolidated in the Company's financial statements.

                Eastern Interconnection Project ("EIP") Purchase

       On April 1, 2003, PNM exercised its early buyout option related to a 60% interest in the EIP transmission line and related facilities held under lease. Through the exercise of the early buyout option, PNM was able to retire all $26.2 million of secured facility bonds, which were issued to finance the sale leaseback transaction which had previously been disclosed as off balance sheet debt in the notes to the Companies' financial statements. The Company will continue to exclude $4.5 million of lease obligations relating to the 40% interest that the Company does not own from the consolidated balance sheet.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                              Financing Activities

       On May 13, 2003, the Company priced $182 million of tax-exempt pollution control bonds at a one-year interest rate of 2.75%. The bond sale closed on May 23, 2003. The bonds will need to be remarketed at the end of the one-year interest rate period. A portion of the proceeds were used to refund the $46.0 million of pollution control bonds, which became callable on December 15, 2002. Additionally, the remaining $136.0 million were placed in an escrow account to be used to refund the same amount of pollution control bonds. The remaining $136.0 million of pollution control bonds were redeemed on August 15, 2003. Both of these issuances were previously hedged (see Note 3 - Fair Market Value of Financial Instruments - Forward Starting Interest Rate Swaps).

       The premium paid to refinance the pollution control bonds was $3.6 million. The balance of the unamortized debt issuance costs associated with the pollution control bonds that were retired was $3.8 million. These amounts were capitalized as loss on reacquired debt. The portion of unamortized loss on reacquired debt associated with the FERC firm requirements customers and the excluded plant of $1.0 million was written off in conjunction with the refinancing of the pollution control bonds. The remaining balance will be amortized over the life of the new bonds.

       Pursuant to PRC approval, on September 9, 2003, PNM sold $300.0 million of senior unsecured notes with a coupon of 4.40% that mature September 15, 2008. The transaction closed on September 17, 2003 and the proceeds were used to retire $268.4 million of long-term debt with a 7.10% interest rate that would otherwise have matured in August 2005, pay the transaction costs, and improve working capital. The premium paid to refinance the long-term debt was $23.9 million of which $16.6 million was charged against earnings based on prior regulatory agreements. The remaining balance was capitalized as loss on reacquired debt and will be amortized over the life of the new debt.

       On August 27, 2003, the Company entered into an unrated private issuance commercial paper program. The Company will periodically issue up to $50 million in unrated commercial paper for the shorter of 120 days or the maturity of the Company's Credit Facility. The commercial paper is unsecured and the proceeds were used to reduce revolving credit borrowings. The Company's Credit Facility serves as a backstop for the outstanding commercial paper. As of September 30, 2003, $30.8 million was outstanding.

                   Pension and Other Post-Retirement Benefits

       On May 13, 2003, the board of directors approved the use of Holding Company stock in the funding of the Company's defined benefit pension plan as well as its retiree medical trust. Corporate plan sponsors may make contributions of common stock to their defined benefit plans of up to 10% of the value of the portfolio without the approval of the United States Department of Labor ("DOL") provided that the contribution does not otherwise constitute a prohibited transaction under the Employee Retirement Income Security Act ("ERISA"). On June 11, 2003, a contribution of 1,121,495 Holding Company common shares (approximately $28.9 million in market value) was made to the Company's retirement plan.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                               Shelf Registrations

       On June 12, 2003, the Holding Company and PNM each filed universal shelf registration filings with the SEC for a combination of debt and equity securities for $500.0 million and $285.0 million, respectively. The PNM shelf registration, when combined with a previously filed shelf, provided $500.0 million of capacity. The PNM and Holding Company shelf registrations were declared effective June 28, 2003 and August 28, 2003, respectively. On September 9, 2003, PNM sold $300.0 million of debt under its shelf registration (see "Financing Activities" above). As of September 30, 2003, the Holding Company and PNM had remaining securities registered under the shelf registrations of $500.0 million and $200.0 million, respectively.

                                  Gas Rate Case


        On January 10, 2003, PNM filed a general gas rate case, requesting that the PRC approve an increase in the service fees charged to its 441,000 natural-gas customers. PNM's proposal would have increased both the set monthly service fee and the charge tied to monthly usage. Such fees are separate from the cost of gas charged to customers. The monthly cost of gas charge would not be affected by the fee increase as discussed below. The cost of service rate increase proposed by PNM was $37.6 million, and was designed to provide PNM's gas utility an opportunity to earn a 12% return on equity. PNM's current return on equity from its gas business is below 3%.

        On June 25, 2003, PNM, the PRC Staff, and a group of industrial consumers filed a settlement allowing the Company a $20 million annual revenue increase in base cost of service rates, a $1.6 million annual increase in miscellaneous fees and charges and the recovery of $4.4 million in previously approved costs. The agreement also allows the Company to collect interest on uncollected regulatory assets over the collection period. The revenue increase and interest collection combined generate approximately $22 million of revenue and a 10.25% return on equity. The settlement rates were proposed to go into effect for bills rendered in November 2003. On November 3, 2003 the PRC rejected the proposed settlement. On November 7, 2003, the Company filed a request for rehearing. In its motion for rehearing, the Company proposed two options for consideration. Under the first option, the Company agreed to delay implementation of the increase for residential customers until April 1, 2004. This delay would reduce revenues that the Company would have collected over the winter heating season by $10.8 million. Under this option new rates for other customer classes would take effect in November. Under the second option, the Company agreed to defer collection of the winter heating season revenues from residential customers until April 2004. During the April 2004 through October 2004 time period, the Company would surcharge residential customers to collect the amounts deferred. The Company then commits to contribute $5.4 million, which would be half of the amount collected through the deferral charge, to assist the Company's low income residential customers winter gas bills over the next three heating seasons. The PRC granted the request for rehearing on the two proposed options on November 13, 2003. A recommended decision is expected in December 2003. The Company is also exploring possible judicial remedies. The Company is unable to predict the ultimate outcome of this matter.

                                  Water Supply

       Because of New Mexico's arid climate and current drought conditions, there is a growing concern in New Mexico about the use of water for power plants. The availability of water supplies to meet all the needs of the state, including growth, is a major issue. The Company has secured sufficient water rights in connection with the building of the Afton and Lordsburg plants and water availability does not appear to be an issue for these plants at this time.

       The Four Corners region, in which SJGS and Four Corners are located, has been experiencing drought conditions that may affect the water supply for the Company's generation plants. If adequate precipitation is not received in the

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


watershed that supplies the Four Corners areas, the plants may be affected in 2004 and the future. The United States Bureau of Reclamation ("USBR") has approved a supplemental contract for 8,300 acre feet per year for a one-year term ending December 31, 2003, and environmental approvals are in the process of being obtained. A renewal request for 2004 is pending. PNM has also negotiated and signed a voluntary shortage sharing agreement with tribes and other water users in the San Juan Basin for a one-year term ending December 31, 2003. Discussions for a similar agreement in 2004 are underway. Although PNM does not believe that its operations will be materially affected by the drought conditions at this time, it cannot forecast the weather situation or its ramifications, or how regulations and legislation may impact PNM's situation in the future, should the drought continue.

                  Western United States Wholesale Power Market

       Various circumstances, including electric power supply shortages, weather conditions, gas supply costs, transmission constraints, and alleged market manipulation by certain sellers, resulted in the well-publicized "California energy crisis" and in the bankruptcy filings of the California Power Exchange ("Cal PX") and of Pacific Gas and Electric Company ("PG&E"). However, since the third quarter of 2001, conditions in the Western wholesale power market have changed substantially because of regulatory actions, conservation measures, the construction of additional generation, a decline in natural gas prices relative to levels reached during the California energy crisis and regional economic conditions.

       As a result of the foregoing conditions in the Western market, the FERC and other federal and state governmental authorities are conducting investigations and other proceedings relevant to the Company and other sellers. The more significant of these in relation to the Company are summarized below.

California Refund Proceeding

       By order dated June 19, 2001, in response to a complaint filed by San Diego Gas and Electric Company ("SDG&E") and other California buyers against sellers into the California wholesale electric market, the FERC directed one of its administrative law judges ("ALJ") to convene a settlement conference to address potential refunds owed by sellers into the California market. The settlement conference, in which PNM participated, was ultimately unsuccessful, and the ALJ recommended to the FERC that an evidentiary hearing be held to resolve the dispute, suggesting that refunds were due. The estimated refunds, however, were significantly lower than those demanded by California and, in most instances, were offset by the amounts due suppliers from the Cal PX and the California Independent System Operator ("Cal ISO"). The California parties had demanded refunds of approximately $9 billion from power suppliers. Hearings on the refunds were held in September 2002, and the ALJ issued the "Proposed Findings on California Refund Liability" on December 12, 2002, in which it was determined that the Cal ISO had, for the most part, calculated the amounts of the refunds correctly. The ALJ identified what were termed "ballpark" figures for the amount of refunds due under the order in an appendix to the proposed findings document. PNM was identified as having a refund liability of

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


approximately $4.3 million, while being owed approximately $7 million from the Cal ISO. Pursuant to the FERC's order, PNM filed, in conjunction with the competitive supplier group, initial comments on January 13, 2003 to the ALJ's preliminary findings addressing errors the Company believes the ALJ made in the proposed findings, and filed reply comments on February 3, 2003. On March 26, 2003, the FERC issued an order substantially adopting the ALJ's findings, but requiring a change to the formula used to calculate refunds. The FERC raised concerns that the indices for California gas prices, a major element in the formula, had been subject to potential manipulation and were unverifiable. The effect of this change which is not yet final, would be to increase PNM's refund liability. On October 16, 2003, FERC issued its Order on rehearing in which it affirmed its decision to change the gas price indices used to calculate the refund amounts. This has the effect of increasing the Company's amount of refund. The precise amounts, however, will not be certain until the Cal ISO and Cal PX recalculate refund amounts which FERC required that they do as soon as possible, but no later than five months after its October 16, 2003 Order. The Company is unable to predict the ultimate outcome of this FERC proceeding, or whether PNM will be directed to make any refunds as the result of the FERC order.

       In addition, prior to the December 12, 2002 ALJ decision, the Ninth Circuit Court of Appeals ordered the FERC to allow the parties in the case to provide additional evidence regarding alleged market manipulation by sellers. Several California parties submitted additional evidence on March 3, 2003 to support their position that virtually all market participants, including PNM, either engaged in specific market manipulation strategies or facilitated such strategies. PNM maintains that it did not engage in improper wholesale activities, and filed reply evidence on March 20, 2003, denying the allegations against it. PNM cannot predict what effect the FERC's review of this additional evidence will have on its rulings in the refund proceeding or in other proceedings involving wholesale electric transactions in California during the so-called "California energy crisis".

Pacific Northwest Refund Proceeding

       In addition to the California refund proceedings, Puget Sound Energy, Inc. filed a complaint at the FERC alleging that spot market prices in the Pacific Northwest wholesale electric market were unjust and unreasonable. On September 24, 2001, the ALJ issued a recommended decision and declined to order refunds associated with wholesale electric sales in the Pacific Northwest. In a ruling similar to the one issued in the California refund proceeding, the FERC allowed the submission of additional evidence in the case on March 3, 2003. On June 25, 2003, the FERC issued an order terminating the proceeding and adopting the ALJ's recommendation that no refunds should be ordered. Several parties in the proceeding filed requests for rehearing on July 25, 2003, which are currently pending before the FERC. The Company is unable to predict the ultimate outcome of this FERC proceeding, or whether PNM will be directed to make any refunds as the result of an order by the FERC.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


FERC Investigation of "Enron-Like" Trading Practices

       The FERC has also initiated a market manipulation investigation, partially in response to the bankruptcy filing of the Enron Corporation ("Enron") and to allegations that Enron may have engaged in manipulation of portions of the Western wholesale power market. In connection with that investigation, all sellers into Western electric and gas markets have been required to submit data regarding short-term transactions in 2000-2001. PNM made its data submission in April 2002. Subsequently, in May 2002, new Enron documents came to light that raised additional concerns about Enron's trading practices. In light of these new revelations, the FERC issued additional orders in the pending investigation requiring sellers to respond to detailed questions by admitting or denying that they had engaged in trading practices similar to those practiced by Enron and certain other sellers, including so-called "wash" transactions. The FERC issued supplemental requests for data submissions. In its responses to the FERC requests, PNM denied that it had engaged in improper activities such as those identified in Enron's documents and also denied engaging in "wash" transactions. PNM acknowledged that it had engaged in certain activities described in the Enron documents but asserted that its activities were legitimate and not manipulative. Where appropriate, PNM's responses addressed any arguable similarities between any of its wholesale activities and those under investigation by the FERC. In August 2002, the FERC staff issued a preliminary report on its findings, recommending that the FERC initiate formal investigative proceedings directed at three companies and the FERC has done so. The Company was not among the companies named. On March 26, 2003, the FERC staff issued its final report, which addressed various types of conduct that the FERC staff believes may have violated market monitoring protocols in the Cal ISO and Cal PX tariffs. Based on the final report, the FERC has issued orders to certain companies, including Enron, requiring them to show cause why the FERC should not revoke their authorizations to sell electricity at market-based rates. In addition, the FERC staff recommended that the FERC issue orders requiring certain entities to show cause why they should not be required to disgorge profits associated with conduct deemed to violate the Cal ISO and Cal PX tariffs, or be subject to other remedial action. The FERC staff also recommended that PNM and other entities be required to show cause why they should not disgorge profits related to business dealings with Enron and the employment of certain trading strategies deemed to be manipulative.

FERC Show Cause Orders

       On June 25, 2003, the FERC issued two separate orders to show cause against PNM and over sixty other companies. In the first order (the "Gaming Practices Order"), the FERC asserted that certain entities, including PNM, appeared to have participated in activities that constitute gaming and/or anomalous market behavior in violation of the Cal ISO and Cal PX tariffs during the period January 1, 2000 to June 20, 2001. Specifically, PNM is alleged to have engaged in a practice termed "False Import," which FERC defined as the practice of exporting power generated by California and then reimported into California in order to avoid price caps on in-California generation. These allegations are based primarily on an initial Cal ISO report and the additional evidentiary submission by California parties. Entities subject to the Gaming Practices Order will have an opportunity to respond to the allegations contained

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


in the order in a trial-type evidentiary proceeding before an ALJ, and to show cause why they should not be found to have engaged in Gaming Practices in violation of the Cal ISO and Cal PX tariffs. The potential remedies include disgorgement of unjust profits, as well as non-monetary remedies such as revocation of a seller's market-based rate authority. The Cal ISO was ordered to submit additional information on which the entities subject to the Show Cause Order should respond. For PNM, the potential disgorgement for alleged "False Import" transactions covers the period May 1, 2000 to October 1, 2000. After review of the additional Cal ISO data and consultation with PNM, the FERC trial staff filed a motion to dismiss PNM from the case on August 25, 2003. On September 30, 2003, the California parties filed their objection to the dismissal of PNM from the case. PNM believes that it has not engaged in improper conduct and intends to defend itself vigorously against these allegations. The Company cannot predict the outcome of these proceedings.

       In the second order to show cause (the "Gaming Partnerships Order"), the FERC asserts that certain entities, including PNM, acted in concert with Enron and other market participants to engage in activities that constitute gaming and/or anomalous market behavior in violation of the Cal ISO and Cal PX tariffs during the period January 1, 2000 to June 20, 2001. Specifically, PNM is alleged to have entered into "partnerships, alliances or other arrangements" with several entities that allegedly may have been used as market manipulation schemes. These entities include Aquila, Inc., Constellation Power Source, Inc., El Paso Merchant Energy, L.P., Idaho Power Company, Koch Energy Trading, Inc., MIECO Inc., Morgan Stanley Capital Group, PECO Energy Company, PacifiCorp, Powerex, Sempra Energy Trading Corporation, TransAlta Energy Marketing (U.S.) Inc. and TransAlta Energy Marketing (California) Inc. The precise basis for certain of the FERC's allegations is not clear from the Gaming Partnerships Order, although it appears that most arise out of PNM's provision of "parking and lending" services to the identified companies. The potential remedies include disgorgement of unjust profits, as well as non-monetary remedies such as revocation of a seller's market-based rate authority. On September 2, 2003, PNM filed its responses to the Gaming Partnerships Order indicating that it did not engage in the alleged "partnerships, alliances or other arrangements" with the alleged parties. The FERC ALJ has issued a procedural schedule in the case and on October 3, 2003, PNM filed testimony and exhibits in the case reasserting its response previously filed. The ALJ has set a hearing in the case for April 13, 2004. PNM believes that it has not engaged in improper conduct and intends to defend itself vigorously against these allegations.

Investigation of Anomalous Bidding Behavior and Practices in the Western Markets

       On June 25, 2003, the FERC issued an order finding that certain bids into the Cal ISO and Cal PX markets during the period May 1 through October 1, 2000 appear to have been excessive, in violation of the prohibitions against anomalous market behavior in the market monitoring protocols of the Cal ISO and Cal PX tariffs. The order directed the FERC's Office of Market Oversight and Investigation ("OMOI") to conduct a further investigation into bids in excess of $250 per MW during that period. On July 2, 2003, PNM received a data request from OMOI to all sellers into the Cal ISO and Cal PX markets that submitted bids in excess of $250 per MW to the Cal ISO and Cal PX during the period covered by

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


the investigation. On July 24, 2003, PNM submitted its response to OMOI's data request, in which PNM provided justification of its bidding strategies during that period. On July 25, 2003, PNM joined with other sellers in filing a request for rehearing of the June 25, 2003 order, challenging the FERC's determination that bids above $250 per MW into the Cal ISO and Cal PX markets during the period May 1 through October 1, 2000 were prima facie excessive or in violation of the Cal ISO and Cal PX tariffs. The investigation is currently pending and PNM has received additional requests for information and data from OMOI. PNM is responding to OMOI's additional questions. The Company cannot predict the outcome of OMOI's investigation, but intends to vigorously defend itself against any allegation of wrongdoing.

California Power Exchange and Pacific Gas and Electric Bankruptcies

       In January and February 2001, Southern California Edison ("SCE") and PG&E, major purchasers of power from the Cal PX and Cal ISO, defaulted on payments due to Cal PX for power purchased from the Cal PX in 2000. These defaults caused the Cal PX to seek bankruptcy protection. PG&E subsequently also sought bankruptcy protection. PNM has filed its proofs of claims in the Cal PX and PG&E bankruptcy proceedings. Amounts due to PNM from the Cal PX or Cal ISO for power sold to them in 2000 and 2001 total approximately $7 million. The Company has provided allowances for the total amount due from the Cal PX and Cal ISO.

California Attorney General Complaint

       In March 2002, the California Attorney General filed a complaint with the FERC against numerous sellers regarding prices for wholesale electric sales into the Cal ISO and Cal PX and to the California Department of Water Resources ("Cal DWR"). PNM was among the sellers identified in this complaint and filed its answer and motion to intervene. In its answer, PNM defended its pricing and challenged the theory of liability underlying the California Attorney General's complaint. On May 31, 2002, the FERC entered an order denying the California Attorney General's request to initiate a refund proceeding, but directed sellers, including PNM, to comply with additional reporting requirements with regard to certain wholesale power transactions. PNM has made filings required by the May 31, 2002 order. The California Attorney General filed a request for rehearing contesting the FERC decision. On September 23, 2002, the FERC issued its order denying the California Attorney General's request for rehearing. The California Attorney General has filed a petition for review in the United States Court of Appeals for the Ninth Circuit. PNM has intervened in the Ninth Circuit appeal and is participating as a party in that proceeding. The Ninth Circuit held oral arguments in the case on October 9, 2003. The Company cannot predict the outcome of this appeal. As addressed below, the California Attorney General has also threatened litigation against PNM in state court in California based on similar allegations.

California Attorney General Threatened Litigation

       The California Attorney General has filed several lawsuits in California state court against certain power marketers for alleged unfair trade practices involving overcharges for electricity. In April 2002, the California Attorney General notified PNM of his intention to file a complaint in California state

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


court against PNM concerning PNM's alleged failure to file rates for wholesale electricity sold in California and for allegedly charging unjust and unreasonable rates in the California markets. The letter invited PNM to contact the California Attorney General's office before the complaint was filed, and PNM has met several times with representatives of the California Attorney General's office. Further discussions are contemplated. To date, a lawsuit has not been filed by the California Attorney General and the Company cannot predict the outcome of this matter.

California Antitrust Litigation

       Several class action lawsuits have been filed in California state courts against electric generators and marketers, alleging that the defendants violated the law by manipulating the market to grossly inflate electricity prices. Named defendants in these lawsuits include Duke Energy Corporation ("Duke") and related entities along with other named sellers into the California market and numerous other "unidentified defendants." Certain of these lawsuits were consolidated for hearing in state court in San Diego, California. In May 2002, the Duke defendants served a cross-claim on PNM. Duke also cross-claimed against many of the other sellers into California. Duke asked for declaratory relief and for indemnification for any damages that might ultimately be imposed on Duke. Several defendants removed the case to federal court in California. The federal judge has entered an order remanding the matter to state court, but the effect of that ruling has been stayed pending appeal. PNM has joined with other cross-defendants in motions to dismiss the cross-claim. The Company believes it has meritorious defenses but cannot predict the outcome of this matter.

Block Forward Agreement Litigation

       On February 1, 2002, PNM was served with a declaratory relief complaint filed by the State of California in California state court. The state's declaratory relief complaint seeks a determination that the state is not liable for its commandeering of certain energy contracts known as "Block Forward Agreements". The Block Forward Agreements were a form of futures contracts for the purchase of electricity at below-market prices and served as security for payment by PG&E and SCE for their electricity purchases through the Cal PX. When PG&E and SCE defaulted on payment obligations incurred through the Cal PX, the Cal PX moved to liquidate the Block Forward Agreements to satisfy in part the obligations owed by PG&E and SCE. Before the Cal PX could liquidate the Block Forward Agreements, California commandeered them for its own purposes. In March 2001, PNM and other similarly situated sellers of electricity through the Cal PX filed claims for damages with the California state Victims Compensation and Government Claims Board ("Victims Claims Board") on the theory that the state, by commandeering the Block Forward Agreements, had deprived them of security to which they were entitled under the terms of the Cal PX's tariff. The Victims Claims Board filing was an administrative remedy that served as a mandatory prerequisite to filing suit against the state for recovery of damages related to the commandeering of the Block Forward Agreements. The Victims Claims Board denied PNM `s claim on March 22, 2002. PNM filed a complaint against the State of California in California state court on September 20, 2002, seeking damages for the state's commandeering of the Block Forward Agreements and requesting

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


judicial coordination with the state's declaratory relief action filed in February 2002 on the basis that the two actions raise essentially the same issues. The California state court stayed the proceedings through July 2003 pending resolution of certain related issues before the FERC, but recently lifted the stay to address procedural matters in light of the delay in rulings from the FERC on the related issues. Although the stay was lifted, the judge delayed establishing a procedural schedule for the case pending a determination of the Cal PX's status in the litigation. At a hearing held on October 2, 2003, the judge held that the Cal PX could represent the interests of Cal PX participants in the litigation. However, the judge declined to set a procedural schedule because of his impending retirement and the anticipation that a new judge would be appointed to preside over the hearing.

                             New Source Review Rules

       In November 1999, the United States Department of Justice ("DOJ"), at the request of the Environmental Protection Agency ("EPA"), filed complaints against seven companies, alleging that the companies over the past 25 years had made modifications to their plants in violation of the New Source Review ("NSR") requirements and in some cases the New Source Performance Standard ("NSPS") regulations, which could result in the requirement to make costly environmental additions to older power plants. Whether or not the EPA will ultimately prevail is uncertain at this time. The EPA has reached settlements with several of the companies sued by the DOJ. In August 2003, in one of the pending enforcement cases against Ohio Edison Company, a federal district judge in Ohio ruled in favor of the EPA and against Ohio Edison. The judge accepted the legal theories advanced by the government and in particular found that eleven construction projects undertaken by the utility in that case between 1984 and 1998 were "modifications" of the plants within the meaning of the Clean Air Act, not "routine maintenance, repair or replacement" ("RMRR"). That case now proceeds to a remedy phase. By contrast, in a separate federal district court proceeding against Duke Energy Company, the court has made certain rulings in summary judgment motions that appeared to potentially validate elements of the industry position. If the EPA prevails in the position advanced in the pending litigation, PNM may be required to make significant capital expenditures, which could have a material adverse effect on the Company's financial position and results of operations.

       No complaint has been filed against PNM by the EPA, and the Company believes that all of the routine maintenance, repair, and replacement work undertaken at its power plants was and continues to be in accordance with the requirements of NSR and NSPS. However, by letter dated October 23, 2000, the New Mexico Environmental Department ("NMED") made an information request of PNM, advising PNM that the NMED was in the process of assisting the EPA in the EPA's nationwide effort "of verifying that changes made at the country's utilities have not inadvertently triggered a modification under the Clean Air Act's Prevention of Significant Deterioration ("PSD") policies." PNM has responded to the NMED information request. In late June 2002, PNM received another information request from the NMED for a list of capital projects budgeted or completed in 2001 or 2002. PNM has responded to the additional NMED information request.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


       The National Energy Policy Development Group released the National Energy Policy in May 2001 which called for a review of the pending EPA enforcement actions. As a result of that review, on June 14, 2002, the EPA announced its intention to pursue steps to increase energy efficiency, encourage emissions reductions and make improvements and reforms to the NSR program. The EPA announced that, among other things, the NSR program had impeded or resulted in the cancellation of projects that would maintain or improve reliability, efficiency and safety of existing power plants. The EPA's June 2002 announcement contemplated further rulemakings on NSR-related issues and expressly cautioned that the announcement was not intended to affect pending NSR enforcement actions. Thereafter, on December 31, 2002, the EPA promulgated certain long-awaited revisions to the NSR rules, along with proposals to revise the RMRR exclusion contained in the regulations. On August 27, 2003, the EPA issued its rule regarding RMRR. The new RMRR rule clarifies what constitutes RMRR of damaged or worn equipment, subject to safeguards to assure consistency with the Clean Air Act. It provides that replacements of equipment are routine only if the new equipment is (i) identical or functionally equivalent to the equipment being replaced; (ii) does not cost more than 20% of the replacement value of the unit of which the equipment is a part; (iii) does not change the basic design parameters of the unit; and (iv) does not cause the unit to exceed any of its permitted emissions limits. Legal challenges to the RMRR rule have been filed by several states and how such challenges will be resolved cannot be predicted.

                      Citizen Suit Under the Clean Air Act

       By letter dated January 9, 2002, counsel for the Grand Canyon Trust and Sierra Club (collectively, "GCT") notified PNM of GCT's intent to file a so-called "citizen suit" under the Clean Air Act, alleging that PNM and co-owners of the SJGS violated the Clean Air Act, and the implemention of federal and state regulations, at SJGS. Pursuant to that notification, on May 16, 2002, the GCT filed suit in federal district court in New Mexico against PNM (but not against the other SJGS co-owners). The suit alleged two violations of the Clean Air Act and related regulations and permits. First, GCT argued that the plant has violated, and is currently in violation of, the federal Prevention of Significant Deterioration ("PSD") rules, as well as the corresponding provisions of the New Mexico Administrative Code, at SJGS Units 3 and 4. Second, GCT alleged that the plant has "regularly violated" the 20% opacity limit contained in SJGS's operating permit and set forth in federal and state regulations at Units 1, 3 and 4. The lawsuit seeks penalties as well as injunctive and declaratory relief. PNM filed its answer in federal court on June 6, 2002, denying the material allegations in the complaint.

       Both sides in the litigation filed motions for partial summary judgment and on May 9, 2003 the court held a hearing on all pending motions. At the conclusion of the hearing, the court denied the summary judgment motions relating to the opacity claims, meaning that the opacity issues will go to trial on the merits. The court took under advisement the summary judgment motions relating to the PSD issues, but thereafter entered an order granting PNM's motion for summary judgment on the PSD issues and dismissing that portion of the case against PNM. A trial date on certain other preliminary liability issues has been established to start on November 17, 2003. On October 8, 2003, the court

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


entered an order granting in part and denying in part GCT's motion seeking to limit the evidence PNM could present at the November 17 trial. The court excluded evidence PNM wished to present that certain measurement methods relied on by GCT were not proper to measure compliance and that they unlawfully created a more stringent standard. The court will allow PNM, however, to present evidence that specific data relied on by GCT does not meet the standards of other measurement methods and that the measurement methods relied on by GCT are contradicted by other measurement methods or by other qualified scientific data. The court will also allow evidence demonstrating the inaccuracy of the data relied on by GCT or that particular data relied on by GCT should not be considered evidence of a violation for other appropriate reasons. A trial on remaining liability issues, if necessary, and also on remedy issues, if necessary, would be scheduled at a later date. The Company believes that it has meritorious defenses and vigorously disputes the allegations. PNM's corporate policy continues to be to adhere to high environmental standards as evidenced by its ISO 14000 certification. The Company is, however, unable to predict the ultimate outcome of the matter.

                         Archeological Site Disturbance

       The Company hired a contractor, Great Southwestern Construction, Inc. ("Great Southwestern"), to conduct certain "climb and tighten" activities on a number of electric transmission lines in New Mexico between July 2001 and December 2001. Those lines traverse a combination of federal, state, tribal and private properties in New Mexico. In late May 2002, the U.S. Forest Service ("USFS") notified PNM that apparent disturbances to archeological sites had been discovered in and around the rights-of-way for PNM's transmission lines in the Carson National Forest in New Mexico. Great Southwestern had performed "climb and tighten" activities on those transmission lines. PNM has confirmed the existence of the disturbances, as well as disturbances associated with certain arroyos that may raise issues under section 404 of the Clean Water Act. PNM has given the Corps of Engineers notice concerning the disturbances in arroyos. The Corps of Engineers has acknowledged the Company's notice and asked PNM to cooperate in addressing these disturbances. The USFS verbally instructed PNM to undertake an assessment and possible related mitigation measures with respect to the archeological sites in question. PNM contracted for an archeological assessment and a proposed remediation plan with respect to the disturbances and has provided the assessment to the USFS and the federal Bureau of Land Management ("BLM"). The Santa Fe Forest issued a notice of non-compliance to PNM for alleged non-compliance with the terms and conditions of PNM's special use authorization relating to maintenance of PNM's power lines on USFS land. PNM has provided Great Southwestern with notice and a demand for indemnity. Zurich Insurance, the insurer for Great Southwestern, has denied coverage and indemnity to PNM for this claim but has agreed to share the cost of a portion of the investigation of this claim. A subsequent preliminary investigation into other transmission lines that were covered by the "climb and tighten" project indicated that there are disturbances on lands governed by other federal agencies and Indian tribes. PNM and Great Southwestern have provided notice of the potential disturbances to these other agencies and tribes. The Company had been informed that the USFS and BLM had commenced a criminal investigation into Great Southwestern's activities on this project. However, the Company received verbal confirmation that the USFS and the BLM have decided to decline criminal prosecution under the Archeological Resources Protection Act ("ARPA") against

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


PNM and Great Southwestern. The State of New Mexico requested information from PNM concerning the location of potential disturbances on state lands. The Navajo Nation has also requested further information concerning disturbances on Navajo land, but has provided written declination of criminal charges under ARPA against PNM and Great Southwestern. The Navajo Nation has indicated that it may pursue civil damages under ARPA. PNM and Great Southwestern are seeking the consent of BLM and the USFS to address impacted drainages under these agencies jurisdiction. The Company is unable to predict the outcome of this matter and cannot estimate with any certainty the potential impact on the Company's operations.

                            Excess Emissions Reports

       As required by law, whenever there are excess emissions from SJGS, due to such causes as start-up, shutdown, upset, breakdown or certain other conditions, PNM makes filings with the NMED. For more than two years, PNM has been in discussions with NMED concerning excess emissions reports for the period after January 1997. During this period, NMED investigated the circumstances of these excess emissions and whether these emissions involve any violation of applicable permits and regulations. PNM and NMED have entered into several agreements tolling the running of the statute of limitations in order to allow NMED to complete its review of these filings. The present tolling agreement expires December 31, 2003. By letter dated September 12, 2003, the NMED advised PNM that NMED would not excuse certain of the emissions exceeding the operation permit emission permits. The letter also stated that PNM had violated the opacity limits in the operating permit and articulated a construction of the standards that NMED would apply in evaluating opacity exceedances. Attached to the September 12 letter was what was identified as a "draft" compliance order assessing unspecified civil penalties. The September 12 letter invited PNM to enter into discussions concerning the contents of the letter and of the draft compliance order and PNM has advised the NMED that PNM will enter into such discussion. The compliance order has not yet been finalized and no proceeding against PNM has yet been commenced by NMED. PNM disagrees with the construction of its operating permit that is contained in the September 12 letter which represents a construction of the operating permit never previously advanced by NMED. PNM is unable to predict the outcome of this matter and cannot estimate the potential impact on the Company's operations.

                           Santa Fe Generating Station

       PNM and the NMED conducted investigations of the gasoline and chlorinated solvent groundwater contamination detected beneath PNM's former Santa Fe Generating Station ("Santa Fe Station") site to determine the source of the contamination pursuant to a 1992 Settlement Agreement ("Settlement Agreement") between PNM and the NMED. No source of gasoline contamination in the groundwater was identified as originating from the site. However, in June 1996, PNM received a letter from the NMED, indicating that the NMED believed that PNM was the source of gasoline contamination in a City of Santa Fe municipal supply well and in groundwater underlying the Santa Fe Station site. Further, the NMED letter stated that PNM was required to proceed with interim remediation of the

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


contamination pursuant to the New Mexico Water Quality Control Commission regulations. In October 1996, PNM and the NMED signed an amendment to the Settlement Agreement concerning the groundwater contamination underlying the site. As part of the amendment, PNM agreed to spend approximately $1.2 million for certain costs related to sampling, monitoring and the development and implementation of a remediation plan with respect to gasoline contamination in the groundwater.

       Pursuant to the terms of the Settlement Agreement, on October 5, 1998, a new remediation system began operation to treat groundwater produced by the Santa Fe well to drinking water standards for municipal distribution and bioremediation of gasoline contamination beneath the Santa Fe Station site. Since the reactivation of the Santa Fe well, the groundwater treatment and bioremediation systems have resulted in a marked reduction in contaminant concentrations at the wellhead. However, contaminant concentrations at the property boundary remain high.

       The amended Settlement Agreement did not, however, provide PNM with a full release from potential further liability for remediation of the gasoline contamination in the groundwater. If the NMED continued to assert that PNM was responsible for the gasoline contamination after the specified settlement amount was exhausted, the Settlement Agreement called for binding arbitration on the question of whether PNM was the source of gasoline contamination. Under the terms of the Settlement Agreement, NMED had the burden of proof to establish the Santa Fe Generating Station as the source for the gasoline contamination.

       By letter dated August 7, 2002, PNM provided written notice to the NMED and the City of Santa Fe that PNM had satisfied its obligations with respect to the gasoline contamination under the amended Settlement Agreement, and PNM also stated its intention to cease operation, effective October 5, 2002, of the wellhead and bioremediation systems, and to discontinue monitoring and reporting with respect to gasoline contamination at the site. The NMED responded with a written notice of determination dated August 16, 2002, stating that PNM is the responsible party for gasoline contamination at the site and requested that PNM refrain from cessation of operation of the remediation systems, monitoring and reporting. In a meeting held on September 5, 2002, the NMED indicated its intention to file a court action seeking an order invalidating the binding arbitration provisions of the amended Settlement Agreement and a declaratory judgment that PNM is the responsible party for the gasoline contamination at the site. PNM is of the opinion that the data compiled indicates observed groundwater contamination originated from off-site sources. In August 2003, PNM elected to enter into a fifth amendment ("Fifth Amendment") to the Settlement Agreement with the NMED to avoid a prolonged legal dispute whereby PNM agreed to install additional remediation facilities consisting of an additional extraction well and two additional monitoring wells to address remaining gasoline contamination in the groundwater at and in the vicinity of the site. PNM will continue to operate the remediation facilities until the groundwater is cleaned up to applicable federal standards or until such time as the NMED determines that additional remediation is not required, whichever is earlier. The City of Santa Fe, the NMED and PNM entered into an amended Memorandum of Understanding relating to the continued operation of the Santa Fe Well and the remediation facilities called for under the latest Amended Settlement Agreement.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


       The Fifth Amendment notes the continued presence of chlorinated solvents in the groundwater under the former Santa Fe Generating Station and provides that once the remediation standards are met, the NMED anticipates that it will not require PNM to undertake any further investigation or remediation with respect to chlorinated solvents. In the event that chlorinated solvent concentrations remain at levels requiring further action, the NMED will not require PNM to take any further action with respect to the chlorinated solvent contamination until the NMED has reviewed any new data relating to the chlorinated solvent contamination and undertaken a good faith investigation into other potential sources. The NMED has acknowledged that at least a portion of the chlorinated solvent contaminated observed beneath the Santa Fe Generating Station site has originated from off-site sources. In September 2003, PNM was verbally informed that the Superfund Oversight Section of the NMED is conducting an investigation into the chlorinated solvent contamination at the former Santa Fe Generating Station site, including other possible sources for the chlorinated solvents in the groundwater. The NMED states that it expects to have the results of its investigation complete by September of 2004.

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

       The Company is involved in various legal proceedings in the normal course of its business. The associated legal costs for these legal matters are accrued when incurred. It is also the Company's policy to accrue for legal costs expected to be incurred in connection with Statement of Financial Accounting Standards No. 5 "Accounting for Contingencies" ("SFAS 5") legal matters when it is probable that a SFAS 5 liability has been incurred and the amount of expected legal costs to be incurred is reasonably estimable. These estimates include costs for external counsel professional fees.

                             Risks and Uncertainties

       The Company's future results may be affected by various factors outside of its control, including: changes in regional economic conditions; the outcome of labor negotiations with unionized employees; fluctuations in fuel, purchased power and gas prices; the actions of utility regulatory commissions; changes in law and environmental regulations; the success of its planned generation expansion; the cost and outcome of litigation and other legal proceedings and investigations; the performance of generation facilities; changes in accounting

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


rules and standards; and external factors such as weather and water supply. Because of pending federal regulatory reforms, the public utility industry is undergoing a fundamental change. New Mexico has repealed the Electric Utility Industry Restructuring Act of 1999 and therefore has abandoned its plans to transform the industry from one of vertically-integrated monopolies to one with deregulated, competitive generation. However, the FERC has proposed a "Standard Market Design" ("SMD") to establish rules for a market-based approach for wholesale transactions over the transmission grid. The FERC's efforts have been opposed by a number of states, primarily in the West and in the Southeast in transmission market, because of concern that the SMD does not adequately take into account regional differences. Moreover, Congress is currently debating energy legislation which could affect the FERC's activities. In an attempt to ease concerns, on April 28, 2003, the FERC issued a White Paper on "Wholesale Power Market Platform" describing changes it intended to make to its SMD proposed rules. The Company's future results will be impacted by the form of the FERC rules, if adopted; the costs of complying with rules and legislation that may call for regulatory reforms for the industry; and the resulting market prices for electricity and natural gas. In addition, the Company has in place a retail electric rate freeze through 2007 so that the Company's financial results will depend on its ability to control costs and grow revenues, and the implications of uncontrollable factors such as weather, water supply, litigation and economic conditions.

(6)    Company Realignment

       On August 22, 2002, the Company was realigned because of the changes in the electric industry and particularly, the negative impact on the Company's earnings and growth prospects from wholesale market uncertainty. The changes included consolidation of similar functions. A total of 85 salaried and hourly employees were notified of their termination as part of the realignment. In accordance with Emerging Issues Task Force 94-3 ("EITF 94-3"), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity", the Company incurred a liability of $8.8 million for severance and other related costs associated with the involuntary termination of employees, which was charged to operations in the quarter ended September 30, 2002. The Company had paid $8.0 million as of September 30, 2003 for such costs and the balance of the liability was $0.8 million.






                           (Intentionally left blank)

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(7)    Other Income and Deductions

       The following table details the components of other income and deductions for PNM Resources, Inc. and Subsidiaries:

                                                  Three Months Ended              Nine Months Ended
                                                     September 30,                  September 30,
                                             ------------------------------ ------------------------------
                                                 2003            2002           2003            2002
                                             --------------  -------------- -------------- ---------------
                                                                    (In thousands)
Other income:
Interest income.............................     $10,791         $11,226        $31,968         $32,788
Miscellaneous non-operating income..........       4,664           2,575          7,438           6,464
                                             --------------  -------------- -------------- ---------------
                                                  15,455          13,801         39,406          39,252
                                             ==============  ============== ============== ===============
Other deductions:
Loss on reacquired debt write-off...........      16,576               -         16,576               -
Transition costs write-off..................           -               -         16,720               -
Miscellaneous non-operating deductions......       2,185           6,842          7,397          10,234
                                             --------------  -------------- -------------- ---------------
                                                  18,761           6,842         40,693          10,234
                                             ==============  ============== ============== ===============

       The following table details the components of other income and deductions for PNM:

                                                  Three Months Ended             Nine Months Ended
                                                    September 30,                  September 30,
                                             ----------------------------- ------------------------------
                                                 2003           2002           2003            2002
                                             -------------- -------------- --------------  --------------
                                                                   (In thousands)
Other income:
Interest income.............................     $10,500        $ 8,884        $30,701         $27,072
Miscellaneous non-operating income..........       4,200          2,471          6,089           3,776
                                             -------------- -------------- --------------  --------------
                                                 $14,700       $ 11,355        $36,790         $30,848
                                             ============== ============== ==============  ==============
Other deductions:
Loss on reacquired debt write-off...........      16,576              -         16,576               -
Transition costs write-off..................           -              -         16,720               -
Miscellaneous non-operating deductions......       2,137          4,691          4,860           8,443
                                             -------------- -------------- --------------  --------------
                                                 $18,713        $ 4,691        $38,156         $ 8,443
                                             ============== ============== ==============  ==============

(8)    New and Proposed Accounting Standards

       Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements" ("FIN 46"). In January 2003, the Financial Accounting Standards Board ("FASB") issued FIN 46 to address the consolidation of variable interest entities. FIN 46 applies immediately to variable interest entities created after January 31,

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 may also be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. Upon adoption, FIN 46 did not have a material impact on the Company's financial condition or results of operations.

       EITF 02-3 "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities", EITF 98-10 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" and Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). On October 25, 2002, the EITF reached a final consensus on EITF 02-3 that rescinds EITF 98-10 and requires that all energy contracts held for trading purposes be presented on a net margin basis in the statement of earnings. As a result, the Company has reclassified those contracts previously accounted for under EITF 98-10 to a net margin basis under EITF 02-3 for the three months and nine months ended September 30, 2002. The Company will not report revenues and cost of energy sold on a net margin basis on a prospective basis under EITF 02-3, as none of the Company's current marketing activities meet the definition of trading activities as prescribed by EITF 02-3.

       The following table details wholesale electric revenues as adjusted under EITF 02-3. Energy trading margin is included in electric operating revenues in the Consolidated Statements of Earnings.

                                                Three Months    Nine Months
                                                   Ended           Ended
                                                September 30,   September 30,
                                                    2002            2002
                                                -------------   -------------

Wholesale revenues...........................     $ 18,792         $56,942
Wholesale purchases (EITF 02-3 adjustment)...      (19,463)        (54,895)
                                                -------------  --------------
Energy trading margin........................       $ (671)        $ 2,047
                                                =============  ==============

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

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


       For the companies in the wholesale power marketing industry, SFAS 149 amends previously issued guidance in Derivative Implementation Group Issue Summaries. Specifically, the pronouncement excludes electricity contracts subject to unplanned netting from normal designation under SFAS 133. In addition, the pronouncement amends the definition of a capacity contract. Electricity contracts entered into or modified after June 30, 2003 that meet the amended definition may qualify for normal designation despite being subject to unplanned netting.

       The impact of SFAS 149 in the quarter ended September 30, 2003 was immaterial. However, the Company historically has entered into certain forward physical contracts for the sale and/or purchase of power as part of its wholesale power marketing operations. These contracts have typically been classified as "normal" pursuant to SFAS 133 and not marked-to-market. If the Company's forward contracts that are typically designated as normal pursuant to SFAS 133 do not meet the definition of a capacity contract pursuant to SFAS 149, they would be marked to market which will substantially increase the number of the Company's contracts subject to mark-to-market accounting.

       Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). On May 15, 2003, the FASB issued SFAS 150. SFAS 150 established standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. Under SFAS 150, issuers are required to classify as liabilities a financial instrument that is within its scope as a liability because that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. The FASB has indefinitely deferred the adoption of SFAS 150 in relation to limited life entities. Currently, the Company is evaluating the impact of such financial instruments that are covered under this statement and is unable to predict its effect on the Company's presentation in its Consolidated Balance Sheet.

       EITF Issue No. 03-11 "Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), and Not "Held for Trading Purposes" as Defined in EITF Issue No. 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities". The EITF reached a consensus that determining whether realized gains and losses on derivative contracts not held for trading purposes should be reported on a net or gross basis is a matter of judgment that depends on the relevant facts and circumstances. Guidance in EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" and APB Opinion No. 29, "Accounting for Nonmonetary Transactions" may be considered in making the determination. EITF Issue No. 03-11 should be applied to derivative instruments entered into after September 30, 2003. The Company is currently evaluating the impact of implementing EITF Issue No. 03-11 and is unable to predict its effect on the Company's presentation of operating results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The Management's Discussion and Analysis of Financial Condition and Results of Operations for the Holding Company and its subsidiaries and PNM and its subsidiaries is presented on a combined basis. The Holding Company performs substantially all of the corporate activities of PNM. These activities are billed to PNM on a cost basis to the extent they are for the corporate management of PNM and are allocated to the operating segments. In January 2002, Avistar and certain inactive subsidiaries were transferred by way of a dividend to the Holding Company pursuant to an order from the PRC. The business of PNM constitutes substantially all of the business of the Company. Therefore, the results of operations of PNM are virtually identical to the consolidated results of the Holding Company and all its subsidiaries. For discussion purposes, this report will use the term "Company" when discussing matters of common applicability to the Holding Company and Subsidiaries and PNM. Readers of Management's Discussion and Analysis of Financial Condition and Results of Operations should assume that the information presented applies to consolidated results of operations of both the Holding Company and its subsidiaries and PNM, except where the context or references clearly indicate otherwise. Discussions regarding specific contractual obligations generally reference the company that is legally obligated. In the case of contractual obligations of PNM, these obligations are consolidated with the Holding Company and its subsidiaries under GAAP. Broader operational discussions refer to the Company.

       The following is management's assessment of the Company's financial condition and the significant factors affecting the results of operations. This discussion should be read in conjunction with the Company's consolidated financial statements and related notes. Trends and contingencies of a material nature are discussed to the extent known.

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

                              COMPETITIVE STRATEGY

       The Company is positioned as a "merchant utility," primarily operating as a regulated energy service provider. The Company is also engaged in the sale and marketing of electricity in the competitive energy marketplace. As a utility, PNM has an obligation to serve its customers under the jurisdiction of the PRC. As a wholesale electricity provider, PNM markets excess production from the utility, as well as unregulated generation, into a competitive marketplace. As part of its electric wholesale power operation, it purchases wholesale electricity in the open market for future resale or to provide energy to retail customers in New Mexico when the Company's generation assets cannot satisfy demand. The wholesale operations utilize an asset-backed strategy, whereby the Company's aggregate net open position for the sale of electricity is covered by the Company's forecasted excess generation capabilities.

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







                           (Intentionally left blank)

                              RESULTS OF OPERATIONS

                      Three Months Ended September 30, 2003
                Compared to Three Months Ended September 30, 2002

Consolidated

       The Company's net earnings for the three months ended September 30, 2003 were $16.6 million or $0.41 per diluted share of common stock, a 6.1% decrease in net earnings compared to $17.7 million or $0.45 per diluted share of common stock in 2002. This decrease primarily reflects a write-off of $16.6 million for costs incurred to early retire long term debt, partially offset by new long-term contract sales, improved wholesale market conditions and increased demand in the New Mexico service territory for electricity and natural gas.

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

                                                Three Months Ended
                                                  September 30,
                                            --------------------------
                                                 2003         2002        Variance
                                            -------------  -----------   -----------
                                                         (In thousands)
 Operating revenues:                          $ 154,746     $ 150,670       $ 4,076
 Less: Cost of energy......................      58,690        55,498         3,192
        Intersegment energy transfer.......      (8,696)       (5,319)       (3,377)
                                            -------------  ------------  ------------
 Gross margin..............................     104,752       100,491         4,261
                                            -------------  ------------  ------------
 Energy production costs...................      26,511        27,229          (718)
 Distribution O&M..........................       5,013         4,898           115
 Customer related expense..................       3,779         4,286          (507)
 Administrative and general................         915           634           281
                                            -------------  ------------  ------------
   Total non-fuel O&M......................      36,218        37,047          (829)
 Corporate allocation......................      15,122        17,257        (2,135)
 Depreciation and amortization.............      15,910        14,871         1,039
 Taxes other than income taxes.............       4,599         4,358           241
 Income taxes..............................      10,641         7,890         2,751
                                            -------------  ------------  ------------
   Total non-fuel operating expenses.......      82,490        81,423         1,067
                                            -------------  ------------  ------------
 Operating income..........................    $ 22,262      $ 19,068       $ 3,194
                                            -------------  ------------  ------------


       The following table shows electric revenues by customer class and average customers:

                            Electric Retail Revenues

                                     Three Months Ended
                                       September 30,
                                    2003           2002          Variance
                                -------------  -------------  --------------
                                               (In thousands)
      Residential.............       $ 58,301       $ 53,213        $5,088
      Commercial..............         73,918         69,800         4,118
      Industrial..............         16,689         21,819        (5,130)
      Other...................          5,838          5,838             -
                                -------------  -------------  --------------
                                     $154,746       $150,670        $4,076
                                =============  =============  ==============
      Average customers.......        397,489        385,468        12,021
                                =============  =============  ==============

       The following table shows electric sales by customer class:

                                 Electric Sales

                                     Three Months Ended
                                       September 30,
                                    2003           2002          Variance
                                -------------  -------------  --------------
                                              (Megawatt hours)
        Residential...........        688,617        620,299        68,318
        Commercial............        995,470        928,250        67,220
        Industrial............        332,747        427,481       (94,734)
        Other.................         76,305         80,711        (4,406)
                                -------------  -------------  --------------
                                    2,093,139      2,056,741        36,398
                                =============  =============  ==============

       Operating revenues increased $4.1 million or 2.7% over the prior year period. Retail electricity delivery grew to 2.09 million MWh in 2003 compared to
2.06 million MWh delivered in the prior year, resulting in an increase in revenues. This volume increase was the result of customer growth year-over-year of 3.1% and warmer weather, which resulted in increased revenues of $10.5 million. This increase was partially offset by the transfer of a significant customer from retail to wholesale electric rates in the first quarter of 2003 and the first month impact of the electric rate reduction of $1.3 million. Without the customer transfer, volume increased 6.7% and retail electric revenues increased $9.1 million. Beginning in September 2003, the Company reduced its retail electric rates based on the Global Electric Agreement, which was approved in January 2003.

       The gross margin, or operating revenues minus cost of energy sold and intersegment energy transfer, increased $4.3 million or 4.2% over the prior year period. This increase is due mainly to customer growth in the Company's retail electric service territory and warmer weather, partially offset by the customer transfer.

       Total non-fuel O&M expenses decreased $0.8 million or 2.2% over the prior year period. Energy production costs decreased $0.7 million or 2.6% primarily due to a decrease in decommissioning expense. Customer-related expense decreased $0.5 million or 11.8% as a result of a favorable outcome of a customer bankruptcy proceeding. Depreciation and amortization increased $1.0 million or 7.0% due to an increase of $0.4 million for the change in accounting for costs related to asset retirement obligations required by SFAS 143 and a higher depreciable plant base.

Gas

       The table below sets forth the operating results for Gas.

                                           Three Months Ended
                                              September 30,
                                       --------------------------
                                           2003          2002         Variance
                                       ------------  ------------  -------------
                                                    (In thousands)
Operating revenues:
  External customers..................    $47,938       $36,244       $ 11,694
  Intersegment revenues...............          -           691           (691)
                                       ------------  ------------  -------------
  Total revenues......................     47,938        36,935         11,003
Less: Cost of energy..................     23,227        12,905         10,322
                                       ------------  ------------  -------------
Gross margin..........................     24,711        24,030            681
                                       ------------  ------------  -------------
Energy production costs...............        510           486             24
Transmission and distribution O&M.....      7,299         7,313            (14)
Customer related expense..............      4,805         4,019            786
Administrative and general............         28           717           (689)
                                       ------------  ------------  -------------
  Total non-fuel O&M..................     12,642        12,535            107
Corporate allocation..................      9,159         9,747           (588)
Depreciation and amortization.........      5,613         5,160            453
Taxes other than income taxes.........      1,841         1,899            (58)
Income taxes..........................     (3,211)       (3,486)           275
                                       ------------  ------------  -------------
  Total non-fuel operating expenses...     26,044        25,855            189
                                       ------------  ------------  -------------
Operating income (loss)...............   $ (1,333)     $ (1,825)        $  492
                                       ------------  ------------  -------------

       The following table shows gas revenues by customer and average customers:

                                  Gas Revenues

                                      Three Months Ended
                                        September 30,
                                     2003           2002          Variance
                                 -------------  -------------  --------------
                                                (In thousands)
        Residential.............       $25,852        $20,550        $ 5,302
        Commercial..............         9,281          6,249          3,032
        Industrial..............           391            348             43
        Transportation*.........         5,584          4,941            643
        Other...................         6,830          4,847          1,983
                                 -------------  -------------  --------------
                                       $47,938        $36,935        $11,003
                                 =============  =============  ==============
        Average customers.......       450,378        439,638         10,740
                                 =============  =============  ==============

       The following table shows gas throughput by customer class:

                                 Gas Throughput

                                    Three Months Ended
                                      September 30,
                                     2003        2002      Variance
                                  ----------  ----------  -----------
                                       (Thousands of decatherms)
        Residential..............      2,212       2,291        (79)
        Commercial...............      1,306       1,263         43
        Industrial...............         62          94        (32)
        Transportation*..........     17,613      13,753      3,860
        Other....................        955         800        155
                                  ----------  ----------  -----------
                                      22,148      18,201      3,947
                                  ==========  ==========  ===========

       *Customer-owned gas

       Operating revenues increased $11.0 million or 29.8% over the prior year period to $47.9 million primarily because of higher natural gas prices in 2003 as compared to 2002, customer growth of 2.4% and an increase in gas sales volumes of 21.7%, largely resulting from gas line extensions increasing off-system sales. PNM purchases natural gas in the open market and resells it at that open market price to its distribution customers. As a result, increases or decreases in gas revenues driven by gas costs do not impact the Company's consolidated gross margin or earnings.

       The gross margin, or operating revenues minus cost of energy sold, increased $0.7 million or 2.8% over the prior year period. This increase is due mainly to customer growth of 2.4% and increased off-system sales, partially offset by the expiration in January 2003 of a rate rider for the recovery of certain costs of $0.7 million. The Company currently believes that its gas assets are not earning an adequate level of return. As a result, the Company filed a request for increased rates in January 2003. For additional information see Note 5 - "Commitments and Contingencies - Gas Rate Case" in the Notes to Consolidated Financial Statements.

       Total non-fuel O&M expenses increased $0.1 million or 0.9% over the prior year period. Customer related expense increased $0.8 million or 19.6% due to increased bad debt expense resulting from higher gas costs. Administrative and general costs decreased $0.7 million or 96.1% primarily due to consulting costs for process improvement in 2002, which did not recur in 2003. Depreciation and amortization increased $0.5 million or 8.8% primarily due to a gas line expansion.

Transmission

       The table below sets forth the operating results for Transmission.

                                           Three Months Ended
                                              September 30,
                                        -------------------------
                                           2003          2002        Variance
                                        ------------  -----------   ----------
                                                    (In thousands)
 Operating revenues:
   External customers..................    $ 8,920       $ 5,693      $ 3,227
   Intersegment revenues...............      6,447         8,779       (2,332)
                                        ------------  ------------  -----------
   Total revenues......................     15,367        14,472          895
 Less: Cost of energy..................      1,210           841          369
                                        ------------  ------------  -----------
 Gross margin..........................     14,157        13,631          526
                                        ------------  ------------  -----------
 Energy production costs...............        296           218           78
 Transmission O&M......................      2,815         3,725         (910)
 Administrative and general............        611           503          108
                                        ------------  ------------  -----------
   Total non-fuel O&M..................      3,722         4,446         (724)
 Corporate allocation..................      1,298         1,736         (438)
 Depreciation and amortization.........      2,689         2,158          531
 Taxes other than income taxes.........        610           594           16
 Income taxes..........................      1,628         1,240          388
                                        ------------  ------------  -----------
   Total non-fuel operating expenses...      9,947        10,174         (227)
                                        ------------  ------------  -----------
 Operating income......................    $ 4,210       $ 3,457       $  753
                                        ------------  ------------  -----------

       Operating revenues increased $0.9 million or 6.2% and gross margin increased $0.5 million or 3.9% over the prior year period primarily due to higher New Mexico retail sales.

       Total non-fuel O&M expenses decreased $0.7 million or 16.3% over the prior year period. Transmission O&M decreased $0.9 million or 24.4% primarily due to a decrease in lease costs of $1.1 million for the EIP transmission line, a portion of which was repurchased in April 2003.





                           (Intentionally left blank)

Wholesale

       The table below sets forth the operating results for Wholesale.

                                             Three Months Ended
                                               September 30,
                                         -------------------------
                                             2003         2002        Variance
                                         ------------  -----------  ------------
                                                      (In thousands)
   Operating revenues:
     External customers.................  $ 173,532      $ 81,733     $ 91,799
     Intersegment revenues..............        635             -          635
                                         ------------  ------------ ------------
     Total revenues.....................    174,167        81,733       92,434
   Less: Cost of energy.................    138,371        58,003       80,368
          Intersegment energy transfer..      8,696         5,319        3,377
                                         ------------  ------------ ------------
   Gross margin.........................     27,100        18,411        8,689
                                         ------------  ------------ ------------
   Energy production costs..............      6,900         7,305         (405)
   Administrative and general...........      2,233         1,669          564
                                         ------------  ------------ ------------
     Total non-fuel O&M.................      9,133         8,974          159
   Corporate allocation.................      1,105         1,301         (196)
   Depreciation and amortization........      3,579         2,417        1,162
   Taxes other than income taxes........        656           677          (21)
   Income taxes.........................      3,340           505        2,835
                                         ------------  ------------ ------------
     Total non-fuel operating expenses..     17,813        13,874        3,939
                                         ------------  ------------ ------------
   Operating income.....................    $ 9,287       $ 4,537      $ 4,750
                                         ------------  ------------ ------------

       The following table shows revenues by customer class:

                               Wholesale Revenues

                                      Three Months Ended
                                        September 30,
                                     2003           2002          Variance
                                 -------------  -------------  --------------
                                                (In thousands)
        Long-term contracts.....      $ 41,337      $12,682          $28,655
        Forward sales*..........        58,708         (671)          59,379
        Short-term sales........        74,122       69,722            4,400
                                 -------------  -------------  --------------
                                      $174,167      $81,733          $92,434
                                 =============  =============  ==============

       *Includes mark-to-market gains/(losses).




                           (Intentionally left blank)

       The following table shows sales by customer class:

                                 Wholesale Sales

                                      Three Months Ended
                                        September 30,
                                     2003           2002          Variance
                                 -------------  -------------  --------------
                                               (Megawatt hours)
        Long-term contracts.....       730,536        160,947       569,589
        Forward sales...........     1,063,000              -     1,063,000
        Short-term sales........     1,514,924      2,013,673      (498,749)
                                 -------------  -------------  --------------
                                     3,308,460      2,174,620     1,133,840
                                 =============  =============  ==============

       Operating revenues increased $92.4 million or 113.1% over the prior year period to $174.2 million. This increase in wholesale electric sales primarily reflects additional long-term contract sales and more normalized wholesale market conditions. The Company delivered wholesale (bulk) power of 3.3 million MWh of electricity for the three months ended September 30, 2003 compared to 2.2 million MWh for the same period in 2002. In addition, effective January 1, 2003, the Company adopted EITF 02-3, which resulted in the reclassification of contracts that were previously accounted for gross under EITF 98-10 to a net margin basis. Therefore, in 2002, $19.5 million of realized purchased power expense was netted against revenues for a net margin loss of $0.7 million. These sales and purchases were accounted for in the forward sales market.

       The gross margin, or operating revenues minus cost of energy sold and intersegment energy transfer, increased $8.7 million or 47.2% over the prior year period. Higher margins were created primarily by additional long-term sales under new and existing contracts, higher market prices and improved market liquidity. The addition of new, multi-year long-term contracts added $7.6 million. In addition, long-term contract margin increased due to the transfer of a significant customer from retail to wholesale. Forward sales margin increased $4.4 million reflecting higher market prices and improved market liquidity. The average price realized by the Company on its forward sales was $58 per MWh in 2003, compared to $47 per MWh in 2002. These margin increases were partially offset by short-term sales margin which decreased $3.3 million due to retail growth, increased long-term sale obligations and fewer available resources caused by increased outages. The average price on the Company's realized short-term sales was $49 per MWh in 2003, compared to $35 per MWh in 2002. Overall open market sales (forward and short-term sales) averaged $53 per MWh in 2003 versus $36 per MWh in 2002. The Company had a favorable change in the unrealized mark-to-market position of the forward sales portfolio of $1.4 million year-over-year ($0.6 million gain in 2003 versus $0.8 million loss in 2002).

       Total non-fuel O&M expenses increased $0.2 million or 1.8% over the prior year period. Administrative and general increased $0.6 million or 33.8% primarily due to increased pension and benefits expenses at PVNGS. Depreciation and amortization increased $1.2 million or 48.1% primarily due to the addition of Lordsburg and Afton.

Corporate and Other

       Corporate administrative and general, which represent costs that are driven primarily by corporate-level activities, is allocated to the business segments and presented in the corporate allocation line item in the segment statements. These costs decreased $0.8 million or 2.8% over the prior year period to $26.2 million. In 2002, the Company incurred severance costs of $8.8 million resulting from a realignment of the Company's business structure, which did not recur in 2003. This decrease was offset by increased pension and benefits expense of $5.7 million resulting from lower prior-year returns on pension investments and increasing healthcare costs. In addition, consulting expenses increased $1.5 million for Sarbanes-Oxley Act compliance and other corporate initiatives.

Consolidated

Other Income and Deductions

       Other income increased by $1.7 million or 12.0% over the prior year period due to higher quarter-over-quarter returns on investments reflecting improved market conditions. This increase is partially offset by lower interest income due to a decrease in the short-term investment balance. Cash from the redemption of short-term investments was primarily used for the Company's repayment of the EIP long-term debt, debt refinancing and repayment of short-term debt in the second quarter 2003.

       Other deductions increased $11.9 million over the prior year period primarily due to a write-off of $16.6 million for costs related to long-term debt refinancing, partially offset by decreased realized losses on investments of $2.2 million.

Interest Expense

       Interest expense increased $1.3 million or 8.2% over the prior year period primarily from decreased capitalized interest of $1.0 million due to the completion of the southern New Mexico gas-fired plant construction in 2002.

Income Taxes

       The Company's consolidated income tax expense was $9.0 million for the three months ended September 30, 2003, compared to $7.4 million for the three months ended September 30, 2002. The Company's effective income tax rates for the three months ended September 30, 2003 and 2002 were 35.0% and 29.2%, respectively. The increase in the effective rate period over period was due to the reduction in permanent tax benefits.

                              RESULTS OF OPERATIONS

                      Nine Months Ended September 30, 2003
                Compared to Nine Months Ended September 30, 2002

Consolidated

       The Company's net earnings for the nine months ended September 30, 2003 were $82.3 million or $2.06 per diluted share of common stock, a 54.0% increase in net earnings compared to $53.5 million or $1.35 per diluted share of common stock in 2002. This increase primarily reflects the cumulative effect of a change in accounting principle for the adoption of SFAS 143 of $37.4 million, net of tax and improved operating performance. This increase was partially offset by the write-off of transition costs of $16.7 million that resulted from the repeal of electric deregulation in New Mexico in the first quarter of 2003 and a write-off of $16.6 million for costs related to long-term debt refinancing.

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

                                             Nine Months Ended
                                                September 30,
                                         -------------------------
                                             2003         2002       Variance
                                         ------------  -----------  ----------
                                                      (In thousands)
 Operating revenues:                      $ 414,881     $ 414,426      $  455
 Less: Cost of energy...................    156,470       151,850       4,620
        Intersegment energy transfer....    (30,460)      (22,471)     (7,989)
                                         ------------  ------------ -----------
 Gross margin...........................    288,871       285,047       3,824
                                         ------------  ------------ -----------
 Energy production costs................     79,388        82,115      (2,727)
 Transmission and distribution O&M......     15,170        14,976         194
 Customer related expense...............     10,242        13,134      (2,892)
 Administrative and general.............      3,797         3,049         748
                                         ------------  ------------ -----------
   Total non-fuel O&M...................    108,597       113,274      (4,677)
 Corporate allocation...................     42,019        42,189        (170)
 Depreciation and amortization..........     47,488        44,509       2,979
 Taxes other than income taxes..........     13,407        13,640        (233)
 Income taxes...........................     22,956        20,229       2,727
                                         ------------  ------------ -----------
   Total non-fuel operating expenses....    234,467       233,841         626
                                         ------------  ------------ -----------
 Operating income.......................   $ 54,404      $ 51,206     $ 3,198
                                         ------------  ------------ -----------

       The following table shows electric revenues by customer class and average customers:

                            Electric Retail Revenues

                                      Nine Months Ended
                                        September 30,
                                     2003           2002          Variance
                                 -------------  -------------  --------------
                                                (In thousands)
       Residential.............     $ 156,135      $ 149,631         $6,504
       Commercial..............       192,008        187,382          4,626
       Industrial..............        51,791         62,239        (10,448)
       Other...................        14,947         15,174           (227)
                                 -------------  -------------  --------------
                                    $ 414,881       $414,426          $ 455
                                 =============  =============  ==============
       Average customers.......       394,878        383,572         11,306
                                 =============  =============  ==============

       The following table shows electric sales by customer class:

                                 Electric Sales

                                      Nine Months Ended
                                        September 30,
                                     2003           2002          Variance
                                 -------------  -------------  --------------
                                               (Megawatt hours)
        Residential............     1,827,897      1,743,712         84,185
        Commercial.............     2,546,486      2,462,727         83,759
        Industrial.............     1,029,625      1,225,398       (195,773)
        Other..................       189,612        203,736        (14,124)
                                 -------------  -------------  --------------
                                    5,593,620      5,635,573        (41,953)
                                 =============  =============  ==============

       Operating revenues increased $0.5 million or 0.1% over the prior year period primarily due to customer growth of 2.9%. Retail electricity delivery declined slightly to 5.59 million MWh in 2003 compared to 5.64 million MWh delivered in the prior year. Lower volumes were the result of the transfer of a significant customer from retail to wholesale electric rates in the first quarter of 2003. Without the customer transfer, volume increased 4.2% due customer growth and warmer weather.

       The gross margin, or operating revenues minus cost of energy sold and intersegment energy transfer, increased $3.8 million or 1.3% over the prior year period. This increase is due primarily to customer growth in the Company's retail electric service territory and warmer weather, partially offset by the customer transfer and the first month of the electric rate reduction.

       Total non-fuel O&M expenses decreased $4.7 million or 4.1% over the prior year period. Energy production costs decreased $2.7 million or 3.3% primarily due to decreased decommissioning expenses of $1.8 million. Additionally, these costs decreased due to lower plant maintenance costs of $1.0 million at Reeves and $1.4 million at Four Corners for outages in 2002, which did not recur in 2003. This decrease was partially offset by increased costs of $2.3 million at SJGS related to increased plant outages in 2003. Customer-related expense decreased $2.9 million or 22.0% due to lower bad debt expense of $2.5 million as a result of continued collection efforts. Administrative and general costs increased $0.7 million or 24.5% due to increased pension and benefits costs of $2.3 million at SJGS and PVNGS, offset by salary decreases due to the Company realignment. Depreciation and amortization increased $3.0 million or 6.7% due to an increase of $1.2 million for the change in accounting for costs related to asset retirement obligations as required by SFAS 143 and a higher depreciable plant base.

Gas

       The table below sets forth the operating results for Gas.

                                            Nine Months Ended
                                               September 30,
                                        -------------------------
                                            2003         2002        Variance
                                        ------------  -----------  ------------
                                                   (In thousands)
Operating revenues:
  External customers...................  $ 268,200    $ 189,413      $ 78,787
  Intersegment revenues................          -        1,136        (1,136)
                                        ------------  -----------  ------------
  Total revenues.......................    268,200      190,549        77,651
Less: Cost of energy...................    174,380       96,576        77,804
                                        ------------  -----------  ------------
Gross margin...........................     93,820       93,973          (153)
                                        ------------  -----------  ------------
Energy production costs................      1,458        1,520           (62)
Transmission and distribution O&M......     22,424       21,836           588
Customer related expense...............     12,715       12,289           426
Administrative and general.............        987        2,859        (1,872)
                                        ------------  -----------  ------------
  Total non-fuel O&M...................     37,584       38,504          (920)
Corporate allocation...................     25,786       25,175           611
Depreciation and amortization..........     16,553       15,257         1,296
Taxes other than income taxes..........      5,196        5,909          (713)
Income taxes...........................       (655)        (396)         (259)
                                        ------------  -----------  ------------
  Total non-fuel operating expenses....     84,464       84,449            15
                                        ------------  -----------  ------------
Operating income.......................    $ 9,356      $ 9,524       $  (168)
                                        ------------  -----------  ------------






                           (Intentionally left blank)

       The following table shows gas revenues by customer and average customers:

                                  Gas Revenues

                                      Nine Months Ended
                                        September 30,
                                     2003           2002          Variance
                                 -------------  -------------  --------------
                                                (In thousands)
        Residential............      $168,525       $118,274        $ 50,251
        Commercial.............        54,844         36,839          18,005
        Industrial.............         1,856          1,412             444
        Transportation*........        15,339         13,686           1,653
        Other..................        27,636         20,338           7,298
                                 -------------  -------------  --------------
                                     $268,200       $190,549        $ 77,651
                                 =============  =============  ==============
        Average customers......       451,164        442,360           8,804
                                 =============  =============  ==============

       *Customer-owned gas.

       The following table shows gas throughput by customer class:

                                 Gas Throughput

                                      Nine Months Ended
                                        September 30,
                                     2003           2002          Variance
                                 -------------  -------------  --------------
                                          (Thousands of decatherms)
        Residential............        18,069         18,791           (722)
        Commercial.............         7,281          7,827           (546)
        Industrial.............           318            390            (72)
        Transportation*........        42,703         35,226          7,477
        Other..................         3,924          3,904             20
                                 -------------  -------------  --------------
                                       72,295         66,138          6,157
                                 =============  =============  ==============

       *Customer-owned gas.

       Operating revenues increased $77.7 million or 40.8% over the prior year period to $268.2 million, primarily because of higher natural gas prices in 2003 as compared to 2002, customer growth of 2.0% and an increase in gas sales volumes of 9.3%, driven by increased sales to third-party gas transportation customers. This volume increase was partially offset by a decrease in residential and commercial sales due to warmer weather in the first quarter of 2003. PNM purchases natural gas in the open market and resells it at cost of purchase to its retail gas distribution customers. As a result, increases or decreases in gas revenues driven by gas costs do not impact the Company's consolidated gross margin or earnings.

       The gross margin, or operating revenues minus cost of energy sold, decreased $0.2 million or 0.2% over the prior year period. This decrease is due mainly to an overall weather-related decline in gas volumes and the expiration in January 2003 of a rate rider for the recovery of certain costs of $3.0 million. January 2003 was the warmest January in recorded history in New Mexico.

The Company currently believes that its gas assets are not earning an adequate level of return. As a result, the Company filed a request for increased rates in January 2003. For additional information see Note 5 - "Commitments and Contingencies - Gas Rate Case".

       Total non-fuel O&M expenses decreased $0.9 million or 2.4% over the prior year period. Transmission and distribution O&M increased $0.6 million or 2.7% due to an increase in transportation costs of $0.4 million and a non-recurring 2002 legal settlement of $0.2 million. Administrative and general costs decreased $1.9 million or 65.5% primarily due to consulting costs of $0.7 million for process improvement in 2002, which did not recur in 2003 and the resulting cost control initiatives in 2003. Depreciation and amortization increased $1.3 million or 8.5% due to a higher depreciable plant base. Taxes other than income taxes decreased $0.7 million or 12.1% due to a decrease in property tax as a result of a change in assessed values and a decrease in social security taxes.

Transmission

       The table below sets forth the operating results for Transmission.

                                           Nine Months Ended
                                              September 30,
                                        -------------------------
                                           2003          2002       Variance
                                        ------------  -----------  -----------
                                                    (In thousands)
 Operating revenues:
   External customers..................   $ 15,794      $ 17,504     $ (1,710)
   Intersegment revenues...............     24,636        24,214          422
                                        ------------  ------------ ------------
   Total revenues......................     40,430        41,718       (1,288)
 Less: Cost of energy..................      3,640         3,054          586
                                        ------------  ------------ ------------
 Gross margin..........................     36,790        38,664       (1,874)
                                        ------------  ------------ ------------
 Energy production costs...............        799           443          356
 Transmission O&M......................      9,965        11,090       (1,125)
 Administrative and general............      1,266         1,680         (414)
                                        ------------  ------------ ------------
   Total non-fuel O&M..................     12,030        13,213       (1,183)
 Corporate allocation..................      3,506         3,851         (345)
 Depreciation and amortization.........      7,348         6,479          869
 Taxes other than income taxes.........      1,835         1,818           17
 Income taxes..........................      2,877         3,491         (614)
                                        ------------  ------------ ------------
   Total non-fuel operating expenses...     27,596        28,852       (1,256)
                                        ------------  ------------ ------------
 Operating income......................    $ 9,194       $ 9,812      $  (618)
                                        ------------  ------------ ------------

       Operating revenues decreased $1.3 million or 3.1% and gross margin decreased $1.9 or 4.8% over the prior year period primarily due to lower demand for wheeling of $2.4 million to California from Arizona as a result of lower demand in the California market, partially offset by higher New Mexico retail sales of $1.5 million.

       Total non-fuel O&M expenses decreased $1.2 million or 9.0% over the prior year period. Transmission O&M decreased $1.1 million or 10.1% due to a decrease in lease costs of $2.2 million for the EIP transmission line, a portion of which was repurchased in April 2003, partially offset by increased maintenance costs for reliability purposes.

Wholesale

       The table below sets forth the operating results for Wholesale.

                                             Nine Months Ended
                                               September 30,
                                         -------------------------
                                             2003         2002        Variance
                                         ------------  -----------  ------------
                                                      In thousands)
   Operating revenues:
     External customers.................  $ 414,051     $ 204,087     $209,964
     Intersegment revenues..............      1,535             -        1,535
                                         ------------  ------------ ------------
     Total revenues.....................    415,586       204,087      211,499
   Less: Cost of energy.................    307,366       142,945      164,421
          Intersegment energy transfer..     30,460        22,471        7,989
                                         ------------  ------------ ------------
   Gross margin.........................     77,760        38,671       39,089
                                         ------------  ------------ ------------
   Energy production costs..............     22,181        20,333        1,848
   Administrative and general...........      6,277         4,212        2,065
                                         ------------  ------------ ------------
     Total non-fuel O&M.................     28,458        24,545        3,913
   Corporate allocation.................      2,999         3,375         (376)
   Depreciation and amortization........     10,639         6,179        4,460
   Taxes other than income taxes........      2,517         2,005          512
   Income taxes.........................      8,629        (3,300)      11,929
                                         ------------  ------------ ------------
     Total non-fuel operating expenses..     53,242        32,804       20,438
                                         ------------  ------------ ------------
   Operating income.....................   $ 24,518       $ 5,867     $ 18,651
                                         ------------  ------------ ------------

       The following table shows revenues by customer class:

                               Wholesale Revenues

                                      Nine Months Ended
                                        September 30,
                                     2003           2002          Variance
                                 -------------  -------------  --------------
                                                (In thousands)
        Long-term contracts....      $102,023        $45,742         $56,281
        Forward sales*.........       125,656          2,047         123,609
        Short-term sales.......       187,907        156,298          31,609
                                 -------------  -------------  --------------
                                     $415,586       $204,087        $211,499
                                 =============  =============  ==============

       *Includes mark-to-market gains/(losses).

       The following table shows sales by customer class:

                                 Wholesale Sales

                                     Nine Months Ended
                                       September 30,
                                    2003           2002          Variance
                                -------------  -------------  ---------------
                                              (Megawatt hours)
        Long-term contracts....    1,792,653        669,100       1,123,553
        Forward sales..........    2,580,380              -       2,580,380
        Short-term sales.......    4,323,668      5,623,388      (1,299,720)
                                -------------  -------------  ---------------
                                   8,696,701      6,292,488       2,404,213
                                =============  =============  ===============

       Operating revenues increased $211.5 million or 103.6% over the prior year period to $415.6 million. This increase in wholesale electric sales primarily reflects additional long-term contract sales and more normalized wholesale market conditions. The Company delivered wholesale (bulk) power of 8.7 million MWh of electricity for the nine months ended September 30, 2003, compared to 6.3 million MWh for the same period in 2002. In addition, effective January 1, 2003, the Company adopted EITF 02-3 which resulted in the reclassification of contracts that were previously accounted for under EITF 98-10 to a net margin basis. Therefore, in 2002, $54.9 million of purchased power expense was netted against revenues for a net margin of $2.0 million in 2002. These sales and purchases were accounted for in the forward sales market.

       The gross margin, or operating revenues minus cost of energy sold and intersegment energy transfer, increased $39.1 million or 101.1% over the prior year period. A higher gross margin was achieved primarily by additional long-term sales under new and existing contracts, a return to more rational electric commodity market prices and improving market liquidity. The addition of long-term contracts added $25.3 million or 64.6% of the total gross margin increase for the period. In addition, long-term contract margin increased due to the transfer of a significant customer from retail to wholesale. Forward sales margin increased $11.7 million or 29.9% of the total gross margin increase reflecting the higher prices. The average price realized by the Company on its forward sales was $49 per MWh in 2003, compared to $38 per MWh in 2002. Short-term sales margin increased $2.1 million or 5.4% of the total gross margin increase due to commodity price stability, partially offset by lower volume due to retail growth, increased long-term sales contracts and fewer available resources caused by increased outages. The average price realized by the Company on its short-term sales was $43 per MWh in 2003, compared to $28 per MWh in 2002. Overall open market sales (forward and short-term sales) averaged $45 per MWh in 2003 versus $29 per MWh in 2002. This increase was partially offset by planned and unplanned outages at SJGS, which reduced availability of power for wholesale sales, largely in the first quarter. In addition, the Company had to buy power in the open market at higher prices to cover its contractual obligations, which resulted in increased power costs. The Company also had a favorable change in the unrealized mark-to-market position of the forward sales portfolio of $1.9 million period-over-period ($3.2 million gain in 2003 versus $1.4 million gain in 2002).

       Total non-fuel O&M expenses increased $3.9 million or 15.9% over the prior year period. Energy production costs increased $1.8 million or 9.1% primarily due to increased costs of $2.5 million for PVNGS Unit 3 and $0.4 million at SJGS related to various planned and unplanned outages. In addition, the new Afton and Lordsburg gas fired facilities, which became operational in late 2002, incurred operating costs of $1.1 million in 2003. These increases were partially offset by decreased decommissioning expense of $2.4 million. Administrative and general increased $2.1 million or 49.0% primarily due to combustion turbine storage costs of $1.0 million and increased pension and benefits costs of $1.4 million at SJGS and PVNGS. Depreciation and amortization increased $4.5 million or 72.2% primarily due to the addition of Lordsburg and Afton. Taxes other than income taxes increased $0.5 million or 25.5% primarily due to the addition of Afton and Lordsburg.

Corporate and Other

       Corporate administrative and general, which represent costs that are driven primarily by corporate-level activities, is allocated to the business segments and is presented in the corporate allocation line item in the segment statements. These costs increased $8.7 million or 12.6% over the prior year period to $77.8 million. This increase was due to increased pension and benefits expense of $12.6 million, resulting from lower prior-year returns on pension investments and increasing healthcare costs. Labor costs increased $1.5 million due to a transfer of employees to Corporate. Consulting expenses increased $1.7 million primarily for Sarbanes-Oxley Act compliance and other corporate initiatives. The Company had system conversion expenses of $0.8 million for new information system implementations. In addition, regulatory commission expenses increased $0.6 million from environmental costs. These increases were partially offset by non-recurring 2002 severance costs of $8.8 million due to the realignment.

       Taxes other than income taxes decreased $2.2 million over the prior year period to a benefit of $1.0 million due to the favorable assessment of outstanding tax issues, a decrease in property taxes as a result of a change in assessed value and a decrease in social security taxes resulting from lower payroll costs.

Consolidated

Other Income and Deductions

       Other income increased $0.2 million or 0.4% over the prior year period reflecting higher year-over-year returns on investments of $1.0, mostly offset by a decrease in the short-term investment balance resulting in decreased interest income of $0.8 million. Cash from the redemption of short-term investments was primarily used for the Company's repayment of the EIP long-term debt, debt refinancing, repayment of short-term debt and pension funding.

       Other deductions increased $30.5 million over the prior year period primarily due to a charge of $16.7 million in 2003 for the write-off of transition costs due to the repeal of deregulation in New Mexico and a write-off of $16.6 million for costs related to long-term debt refinancing. These decreases were partially offset by decreased realized losses on investments of $3.5 million.

Interest Expense

       Interest expense increased $7.5 million or 16.4% over the prior year period primarily due to decreased capitalized interest of $4.6 million due to the completion of the two southern New Mexico gas-fired plants in 2002. Higher average short term borrowing levels also contributed to the increase.

Income Taxes

       The Company's consolidated income tax expense before the cumulative effect of a change in accounting principle was $25.7 million for the nine months ended September 30, 2003, compared to $27.1 million for the nine months ended September 30, 2002. The decrease was due to the impact of lower pre-tax earnings. The Company's effective income tax rates for the nine months ended September 30, 2003 and 2002 were 36.2% and 33.5%, respectively. The increase in the effective rate period over period was due to a reduction in permanent tax benefits.

Cumulative Effect of a Change in Accounting Principle

       Effective January 1, 2003, the Company adopted SFAS 143. The effect of the initial application of the new standard is reported as a cumulative effect of a change in accounting principle. As a result, the Company recorded additional earnings, net of taxes, of approximately $37.4 million, or $0.94 per diluted common share, representing amounts expensed in prior years in excess of legal obligations related to fossil-fuel and nuclear generation plants.

                          CRITICAL ACCOUNTING POLICIES

       As of September 30, 2003, other than the adoption of SFAS No. 143, there have been no significant changes with regard to the critical accounting policies disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The policies disclosed included the accounting for: revenue recognition; regulatory assets and liabilities; asset impairment, pension and other post-retirement benefits; decommissioning costs; self-insurance; contingent liabilities; environmental issues; legal fees and risk management. See Note 1 to the Consolidated Financial Statements for a discussion regarding asset retirement obligations.

                         LIQUIDITY AND CAPITAL RESOURCES

       At September 30, 2003, the Company had cash and short-term investments of $12.3 million compared to $83.3 million in cash and short-term investments at December 31, 2002.

       Cash provided by operating activities for the nine months ended September 30, 2003 was $162.3 million compared to $100.6 million for the nine months ended September 30, 2002. This increase in cash flows was due to increased profitability in the Company's wholesale power operations, higher gas sales volumes and lower tax payments. The Company did not make its first quarter 2001 estimated federal income tax payment of $32.0 million until January 2002 because of an extension granted by the IRS to taxpayers in several counties in New Mexico as a result of wildfires in 2000. This increase in operating cash flows was offset by a decrease in the working capital change year-over-year resulting from higher wholesale electric prices and volume and higher gas prices in the current year. The Company's working capital is negatively affected by the timing difference in gas purchases and collections. The Company pays for gas in the month following purchase. Recovery of gas costs has typically taken up to three months. The negative effect of this mismatch in cash flows was greater in 2003 due to the increase in gas prices. The increase in accounts receivable reflects higher wholesale electric prices in 2003.

       Cash used for investing activities was $52.1 million in 2003 compared to $135.5 million in 2002. Cash used in 2002 for investing activities included construction expenditures for new generating plants of $77.3 million. Payments for combustion turbines were $11.1 million in 2003 compared to $19.4 million in 2002. Cash used for investing activities in 2003 also included the repurchase of the Company's EIP bonds in the open market for $6.7 million. The cash used for investing activities in 2003 was largely offset by the redemption of short-term investments of $80.3 million in 2003 at the Holding Company level as compared to $45.0 million in 2002 at PNM. These redemptions were primarily used for the Company's repayment of the EIP long-term debt, repayment of short-term debt, debt refinancing and pension funding.

       Cash used for financing activities was $101.5 million in 2003 compared to cash generated by financing activities of $36.5 million in 2002. Financing activities in 2003 primarily consisted of the repurchase of long-term debt of $26.1 million, costs associated with the refunding and refinancing of long-term debt of $55.3 million and short-term debt repayments of $17.1 million. In 2002, the Company had short-term borrowings of $65.0 million for short-term liquidity needs.

Pension and Other Post-Retirement Benefits

       On May 13, 2003, the board of directors approved the use of Holding Company stock in the funding of the Company's defined benefit pension plan as well as its retiree medical trust. Corporate plan sponsors may make contributions of common stock to their defined benefit plans of up to 10% of the value of the portfolio without DOL approval, provided that the contribution does not otherwise constitute a prohibited transaction under ERISA. On June 11, 2003, a contribution of 1,121,495 Holding Company common shares (approximately $28.9 million in market value) was made to the Company's retirement plan.

Capital Requirements

       Total capital requirements include construction expenditures as well as other major capital requirements and cash dividend requirements for both common and preferred stock. The main focus of the Company's current construction program is upgrading generation systems, upgrading and expanding the electric and gas transmission and distribution systems and purchasing nuclear fuel. To preserve a strong financial position, the Company announced in 2002 its plans to eliminate capital expenditures for previously planned generation expansion until market conditions warrant further investment. Projections for total capital requirements for 2003 are $176 million and projections for construction expenditures for 2003 are $156 million. Total capital requirements are projected to be $800 million and construction expenditures are projected to be $708 million for 2003-2007. These estimates are under continuing review and subject to on-going adjustment. This projection excludes any generation fleet expansion capital. Such projects are subject to market opportunities and can not be forecasted to any one time period. However, the Company continues to look for appropriately priced generation acquisition and expansion opportunities to support retail electric load growth, the continued expansion of its long-term contract business and to supplement its natural transmission position in the Southwest and West.

       In the nine months ended September 30, 2003, the Company utilized cash generated from operations and cash on hand, as well as its liquidity arrangements, to cover its construction commitments. The Company anticipates that internal cash generation and current debt capacity will be sufficient to meet all of its capital requirements for the years 2003 through 2007. To cover the difference in the amounts and timing of cash generation and cash requirements, the Company intends to use short-term borrowings under its current and future liquidity arrangements.

Liquidity

       As of October 31, 2003, PNM had $305 million of liquidity arrangements. The liquidity arrangements consist of $195.0 million from an unsecured revolving credit facility ("Credit Facility"), $90.0 million from an accounts receivable securitization program ("AR Securitization") and $20.0 million in local lines of credit. PNM entered into a new revolving credit facility on December 19, 2002, which increased borrowing capacity from $150.0 million to $195.0 million. This facility will mature December 18, 2003. PNM is currently in the process of renewing its Credit Facility. PNM anticipates the new facility to provide committed borrowing capacity of $300.0 million with a three-year term and currently intends for it to be in place before the end of November 2003. There were $50.7 million in borrowings against the Credit Facility and PNM was using $25.0 million of the AR Securitization capacity. PNM had $49.9 of commercial paper outstanding as of October 31, 2003. In addition, the Holding Company has $15.0 million in local lines of credit.

       On April 8, 2003, the Company entered into the AR Securitization providing for the securitization of PNM's retail electric service accounts receivable and retail gas services accounts receivable. The total capacity under the AR Securitization is $90.0 million. Under the AR Securitization, PNM will periodically sell its accounts receivable, principally retail receivables, to a bankruptcy remote subsidiary, PNM Receivables Corp, which in turn pledges an undivided interest in the receivables to an unaffiliated conduit commercial paper issuer. This transaction was previously approved by the PRC on December 17, 2002.

       On April 1, 2003, PNM exercised its early buyout option related to a 60% interest in the EIP transmission line and related facilities held under lease. Through the exercise of the early buyout option, PNM was able to retire all $26.2 million of secured facility bonds, which were issued to originally finance the sale-leaseback transaction. The secured facility bonds had previously been disclosed as off balance sheet debt in the notes to the Company's financial statements. The Company will continue to exclude $4.5 million of lease obligations relating to the 40% interest the Company does not own from the consolidated balance sheet.

       On June 12, 2003, the Holding Company and PNM both filed universal shelf registration filings with the SEC for a combination of debt and equity securities for $500.0 million and $285.0 million, respectively. The PNM shelf registration, when combined with a previously filed shelf, provides $500.0 million of capacity. The PNM and Holding Company shelf registrations were declared effective June 28, 2003 and August 28, 2003, respectively. On September 9, 2003, PNM sold $300.0 million of debt under its shelf registration (see "Financing Activities" below). As of September 30, 2003, the Holding Company and PNM had remaining securities registered under the shelf registrations of $500.0 million and $200.0 million, respectively.

       On August 27, 2003, the Company entered into an unrated private issuance commercial paper program. The Company will periodically issue up to $50.0 million in unrated commercial paper for the shorter of 120 days or the maturity of the Company's Credit Facility. The commercial paper is unsecured and the proceeds will be used to reduce revolving credit borrowings. The Company's Credit Facility serves as a backstop for the outstanding commercial paper.

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

       PNM's credit outlook is considered positive by Moody's Investor Services, Inc. ("Moody's"), Standard and Poor's Ratings Services ("S&P") and Fitch, Inc. ("Fitch"). The Company is committed to maintaining or improving its investment grade ratings. On June 13, 2003, S&P improved PNM's business position to a five from its previous position of six. S&P currently rates PNM's senior unsecured notes ("SUNs") "BBB-" and its preferred stock "BB". Moody's rates PNM's SUNs and senior unsecured pollution control revenue bonds "Baa3" and its preferred stock "Ba2". Fitch rates PNM's SUNs and senior unsecured pollution control revenue bonds "BBB-" and its preferred stock "BB-." Investors are cautioned that a security rating is not a recommendation to buy, sell or hold securities, that it is subject to revision or withdrawal at any time by the assigning rating organization, and that each rating should be evaluated independently of any other rating.

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

       PNM's committed Credit Facility contains a "ratings trigger," for pricing purposes only. If PNM is downgraded or upgraded by the ratings agencies, the result would be an increase or decrease in interest cost, respectively. PNM's committed Credit Facility contains a MAC provision which, if triggered, could prevent PNM from drawing on its unused capacity under the Credit Facility. In addition, the Credit Facility contains a contingent requirement that requires

PNM to maintain a debt-to-capital ratio, inclusive of off-balance sheet debt, of less than 65% as well as maintenance of an earnings before interest, taxes, depreciation and amortization ("EBITDA")/interest coverage ratio of three times. If PNM's debt-to-capital ratio, inclusive of off-balance sheet debt, were to exceed 65% or its interest coverage ratio falls below 3.0, PNM could be required to repay all borrowings under the Credit Facility, be prevented from drawing on the unused capacity under the Credit Facility, and be required to provide security for all outstanding letters of credit issued under the Credit Facility.

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

Financing Activities

       Pursuant to PRC approval, on September 9, 2003, PNM sold $300.0 million of senior unsecured notes with a coupon of 4.40% that mature September 15, 2008. The transaction closed on September 17, 2003 and the proceeds were used to retire $268.4 million of long-term debt that would otherwise have matured in August 2005, pay the transaction costs, and improve working capital. All other long-term debt of PNM matures in 2016 or later. The premium paid to refinance the long-term debt was $23.9 million of which $16.6 million was charged against earnings based on prior regulatory agreements. The remaining balance was capitalized as loss on reacquired debt and will be amortized over the life of the new debt.

       On May 13, 2003, the Company priced $182.0 million of tax exempt pollution control bonds. The bonds were priced at a one-year interest rate of 2.75%. The bond sale closed on May 23, 2003. The bonds will need to be remarketed at the end of the one-year interest rate period. A portion of the proceeds were used to refund the $46.0 million of pollution control bonds, which became callable on December 15, 2002. Additionally, the remaining $136.0 million was placed in an escrow account to be used to refund the same amount of pollution control bonds. The remaining $136.0 million of pollution control bonds were redeemed on August 15, 2003. Both of these issuances were previously hedged (see Note 3 - Fair Value of Financial Instruments - Forward Starting Interest Rate Swaps).

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

Capital Structure

       The Company's capitalization, including current maturities of long-term debt, is shown below:

                                               September 30,  December 31,
                                                    2003          2002
                                               -------------  ------------
         Common Equity.......................      51.7%          49.5%
         Preferred Stock.....................       0.6            0.7
         Long-term Debt......................      47.7           49.8
                                               -------------  ------------
            Total Capitalization*............     100.0%         100.0%
                                               =============  ============

       * Total capitalization does not include as debt the present value of PNM's operating lease obligations for PVNGS Units 1 and 2, EIP and the Delta operating lease which was $180.3 million as of September 30, 2003 and $195.8 million as of December 31, 2002.

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

                         OTHER ISSUES FACING THE COMPANY

       See Note 5 - "Commitments and Contingencies" in the Notes to Consolidated Financial Statements.

                      NEW AND PROPOSED ACCOUNTING STANDARDS

       See Note 8 - "New and Proposed Accounting Standards" in the Notes to Consolidated Financial Statements.

                 DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

       Statements made in this filing that relate to future events or the Company's expectations, projections, estimates, intentions, goals, targets and strategies are made pursuant to the Private Securities Litigation Reform Act of 1995. Readers are cautioned that all forward-looking statements are based upon current expectations and are subject to risk and uncertainties. The Company assumes no obligation to update this information.

       Because actual results may differ materially from expectations, projections, estimates, goals and targets, the Company cautions readers not to place undue reliance on these forward-looking statements. Future financial results will be affected by a number of factors, including interest rates, weather, fuel costs, changes in supply and demand in the market for electric power, wholesale power prices, market liquidity, the competitive environment in the electric and natural gas industries, the performance of generating units and transmission system, state and federal regulatory and legislative decisions and actions, the outcome of legal proceedings and the performance of state, regional and national economies.

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

       To the extent an open position exists, fluctuating commodity prices can impact financial results and financial position, either favorably or unfavorably. As a result, the Company cannot predict with certainty the impact that its risk management decisions may have on its businesses, operating results or financial position.

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

       Under the derivative accounting rules and the related accounting rules for energy contracts, the Company accounts for its various financial derivative instruments for the purchase and sale of energy differently based on management's intent when entering into the contract. Energy contracts which meet the definition of a derivative under SFAS 133 and do not qualify for a normal purchase or sale designation are recorded on the balance sheet at fair market value at each period end. The changes in fair market value are recognized in earnings unless specific hedge accounting criteria are met. Should an energy transaction qualify as a hedge under SFAS 133, fair market value changes from year to year are recognized on the balance sheet with a corresponding charge to other comprehensive income. Gains or losses are recognized when the hedged transaction settles. Derivatives that meet the normal sales and purchases exceptions within SFAS 133 are not marked to market but rather recorded in results of operations when the underlying transaction settles. However, if the Company's forward contracts that are typically designated as normal pursuant to SFAS 133 do not meet the definition of a capacity contract pursuant to SFAS 149, they would be marked to market which will substantially increase the number of the Company's contracts subject to mark-to-market accounting.




                           (Intentionally left blank)

       The following table shows the net fair value of mark-to-market energy contracts included in the balance sheet:

                                                     September 30,  December 31,
                                                          2003          2002
                                                     -------------  ------------
                                                            (In thousands)
  Mark-to-Market Energy Contracts:
    Current asset...................................     $ 3,681       $ 4,531
    Long-term asset.................................       1,074           267
                                                     -------------  ------------
         Total mark-to-market assets................       4,755         4,798
                                                     -------------  ------------
    Current liability...............................      (3,816)       (5,725)
    Long-term liability.............................        (755)            -
                                                     -------------  ------------
         Total mark-to-market liabilities...........      (4,571)       (5,725)
                                                     -------------  ------------
 Net fair value of mark-to-market energy contracts..     $   184       $  (927)
                                                     =============  ============

       The mark-to-market energy portfolio positions represent net assets at September 30, 2003 and represent net liabilities at December 31, 2002 after netting all applicable open purchase and sale contracts.

       The market prices used to value PNM's mark-to-market energy portfolio are based on closing exchange prices and broker quotations. As of September 30, 2003 and December 31, 2002, PNM did not have any outstanding contracts that were valued using methods other than quoted prices. The Company did not change its methods for valuing its mark-to-market energy portfolio in 2003 as compared to 2002.

       The following table provides detail of changes in the Company's mark-to-market energy portfolio net asset or liability balance sheet position from one period to the next:

                                                     Nine Months Ended
                                                       September 30,
                                                    2003            2002
                                                 ------------   ------------
                                                       (In thousands)
    Sources of Fair Value Gain/(Loss)
    Fair value at beginning of year............      $ (927)      $(30,440)

    Amount realized on contracts delivered
       during period...........................      (3,271)         6,220

    Changes in fair value......................       4,382         15,887
                                                 ------------   ------------
    Net fair value at end of period............      $  184        $(8,333)
                                                 ============   ============
    Net change recorded as mark-to-market......     $ 1,111       $ 22,107
                                                 ============   ============

       The following table provides the maturity of the net assets/(liabilities) of the Company, giving an indication of when these mark-to-market amounts will settle and generate/(use) cash. The following values were determined using broker quotes:

                         Fair Value at September 30, 2003

                                  Maturities
                 ---------------------------------------------
                   Less than
                    1 year         1-3 Years        Total
                 --------------  --------------  -------------
                                 (In thousands)

                    $ (135)          $ 319          $ 184

       As of September 30, 2003, a decrease in market pricing of PNM's mark-to-market energy portfolio by 10% would have resulted in a decrease in net earnings of less than 1%. Conversely, an increase in market pricing of this portfolio by 10% would have resulted in an increase in net earnings of less than 1%.

       The Company assesses the risk of these long-term contracts and wholesale sales activities using the VAR method to maintain the Company's total exposure within management-prescribed limits. The Company utilizes the variance/covariance model of VAR, which is a probabilistic model that measures the risk of loss to earnings in market sensitive instruments. The variance/covariance model relies on statistical relationships to analyze how changes in different markets can affect a portfolio of instruments with different characteristics and market exposure. VAR models are relatively sophisticated. The quantitative risk information, however, is limited by the parameters established in creating the model. The instruments being evaluated may trigger a potential loss in excess of calculated amounts if changes in commodity prices exceed the confidence level of the model used. The VAR methodology employs the following critical parameters: volatility estimates, market values of open positions, appropriate market-oriented holding periods and seasonally adjusted correlation estimates. The Company's portfolio VAR calculation considers the Company's forward position for the preceding eighteen months. The mark-to-market VAR is calculated through the contract periods. The Company uses a holding period of three days as the estimate of the length of time that will be needed to liquidate the positions. The volatility and the correlation estimates measure the impact of adverse price movements both at an individual position level as well as at the total portfolio level. The two-tailed confidence level established is 99%. For example, if VAR is calculated at $10.0 million, it is estimated at a 99% confidence level that if prices move against PNM's positions, the Company's pre-tax gain or loss in liquidating the portfolio would not exceed $10.0 million in the three days that it would take to liquidate the portfolio.

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

       The Company accounts for the sale of electric generation in excess of its retail needs or the purchase of power for retail needs as normal purchases and sales under SFAS 133. Transactions that do not meet the normal purchase or sale exception or the definition of a hedge under SFAS 133 are accounted for as energy marketing contracts and comprise PNM's mark-to-market portfolio. The VAR for the mark-to-market portfolio was $86 thousand at September 30, 2003. The Company also calculates a portfolio VAR for the preceding 18 months, which in addition to its mark-to-market portfolio includes all contracts designated as normal sales and purchases, hedges, and its estimated excess generation assets. This excess is determined using average peak forecasts for the respective block of power in the forward market. The Company's portfolio VAR was $3.6 million at September 30, 2003.

       The following table shows the high, average and low market risk as measured by VAR on the Company's mark-to-market portfolio:

                                                   Three Months Ended
                                                   September 30, 2003
                                                                        Period
                                          High      Average    Low       End
                                        --------   --------- --------  --------
                                                      (In thousands)
Three day holding period, 99%
   two-tailed confidence level.........   $394       $101      $6        $ 86
One day holding period, 99%
   two-tailed confidence level.........   $227       $ 59      $3        $ 50
Ten day holding period, 95%
   two-tailed confidence level.........   $548       $141      $8        $120

Credit Risk

       PNM is exposed to credit losses in the event of non-performance or non-payment by counterparties. The Company uses a credit management process to assess and monitor the financial conditions of counterparties. Credit exposure is also regularly monitored by the RMC. The Company provides for losses due to market and credit risk. PNM's credit risk with its largest counterparty as of September 30, 2003 was $23.9 million.

       In 2001, in response to the increased credit risk and market price volatility described above, the Company provided an allowance against revenue of $12.0 million for anticipated losses to reflect management's estimate of the increased market and credit risk in the wholesale power market and its impact on 2001 revenues. As of December 31, 2001, $8.9 million was transferred to the allowance for bad debt. Based on information available at September 30, 2003, the Company believes the total allowance for anticipated losses (exclusive of bad debt), currently established at $2.4 million, is adequate for management's estimate of losses from credit risk. The Company will continue to monitor the wholesale power marketplace and adjust its estimates accordingly.

       The following table provides information related to PNM's credit exposure as of September 30, 2003. The Company does not hold any credit collateral as of September 30, 2003. The table further delineates that exposure by the credit worthiness (credit rating) of the counterparties and provides guidance as to the concentration of credit risk to individual counterparties PNM may have. Also provided is an indication of the maturity of a company's credit risk by credit ratings of the counterparties.

              Schedule of Wholesale Operations Credit Risk Exposure
                               September 30, 2003

                                                                      Net
                                      (b)          Number           Exposure
                                      Net            of                of
                                    Credit         Counter          Counter-
                                     Risk          -parties         -parties
Rating (a)                         Exposure          >10%             >10%
-------------------------------  ------------    -----------    -------------
                                           (Dollars in thousands)

Investment grade...............      $55,112          2              $31,543
Non-investment grade...........          568                             -
Split rating...................          362                             -
Internal ratings
   Investment grade............        3,080                             -
   Non-investment grade........       15,081          1                7,768
                                 ------------                   -------------
        Total..................      $74,203                         $39,311
                                 ============                   =============
Credit reserves                       $2,433
                                 ============

(a) Rating - Included in "Investment Grade" are counterparties with a minimum S&P rating of BBB- or Moody's rating of Baa3. If the counterparty has provided a guarantee by a higher rated entity (e.g., its parent), determination is based on the rating of its guarantor. The "Internal Ratings - Investment Grade" includes those counterparties that are internally rated as investment grade in accordance with the guidelines established in the Company's credit policy.

(b) The Net Credit Risk Exposure is the net credit exposure to PNM from its Wholesale Operations. This includes long-term contracts, forward sales and short-term sales. The exposure captures the net amounts due to PNM from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses (pursuant to contract terms). Exposures are offset according to legally enforceable netting arrangements and reduced by credit collateral. Credit collateral includes cash deposits, letters of credit and performance bonds received from counterparties. Amounts are presented before those reserves that are determined on a portfolio basis.

                        Maturity of Credit Risk Exposure
                            As of September 30, 2003



                               Less than                           Total Net
               Rating           2 Years          2-5 Years         Exposure
---------------------------  --------------    --------------    --------------
                                              (In thousands)

Investment grade...........        $47,063           $ 8,049           $55,112
Non-investment grade.......            568                                 568
Split rating...............            362                 -               362
Internal ratings
   Investment grade........          3,080                 -             3,080
   Non-investment grade....         15,081                 -            15,081
                             --------------    --------------    --------------
        Total..............        $66,154           $ 8,049           $74,203
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

Interest Rate Risk

       As of September 30, 2003 the Company had liquidated its investment portfolio of fixed-rate government obligations and corporate securities.

       PNM has long-term debt which subjects it to the risk of loss associated with movements in market interest rates. The majority of the Company's long-term debt is fixed-rate debt, and therefore, does not expose the Company's earnings to a major risk of loss due to adverse changes in market interest rates. However, the fair value of all long-term debt instruments would increase by approximately 3.3% or $33.1 million if interest rates were to decline by 50 basis points from their levels at September 30, 2003. As of September 30, 2003, the fair value of PNM's long-term debt was $1,004 million as compared to a book-value of $987 million. In general, an increase in fair value would impact earnings and cash flows if PNM were to re-acquire all or a portion of its debt instruments in the open market prior to their maturity.

       During the nine months ended September 30, 2003, PNM contributed cash of $20.4 million and approximately $28.9 million in Holding Company common shares for plan year 2002 and 2003 to the trust for the Company's pension plan. In addition, the Company contributed cash of approximately $4.6 million to other post retirement benefits for plan year 2003. The securities held by the trusts had an estimated fair value of $530.3 million as of September 30, 2003, of which approximately 31.2% were fixed-rate debt securities that subject the Company to risk of loss of fair value with movements in market interest rates. If rates were to increase by 50 basis points from their levels at September 30, 2003, the decrease in the fair value of the securities would be 2.73% or $4.5 million. PNM does not currently recover or return through rates any losses or gains on these securities; therefore, the Company is at risk for shortfalls in its funding of its obligations due to investment losses. The Company does not believe that long-term market returns over the period of funding will be less than required for the Company to meet its obligations. However, this belief is based on assumptions about future returns that are inherently uncertain.

Equity Market Risk

       PNM contributes to trusts established to fund its share of the decommissioning costs of PVNGS and pension and other post-retirement benefits. The trusts hold certain equity securities as of September 30, 2003. These equity securities also expose the Company to losses in fair value. Approximately 62.3% of the securities held by the various trusts were equity securities as of September 30, 2003 of which 3.4% is composed of the Holding Company Stock contributed to the pension plan. The Holding Company Stock represents a concentrated position whose change in value may have an impact on the volatility of the pension portfolio. The Company is currently implementing a change in the asset allocation in the pension portfolio, which will reduce the domestic equity exposure from 55% to 47.5%. Similar to the debt securities held for funding decommissioning and certain pension and other post-retirement costs, PNM does not recover or earn a return through rates on any losses or gains on these equity securities.

       In 2001, the Company implemented an enhanced cash management strategy using derivative instruments based on the S&P 100, S&P 500, and Nasdaq composite indices. The strategy is designed to capitalize on high market volatility or benefit from market direction. An investment manager is utilized to execute the program. The risk related to the program is carefully managed by the RMC and has VAR and stop-loss limits established. Trades are typically closed-out before the end of a reporting period and within the same day of execution.

       The enhanced cash management program utilizes a one-day VAR under the variance/covariance model, with a two-tailed confidence interval of 99%. As of September 30, 2003, the program had no open positions.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

       The Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures, based on their evaluation of these disclosure controls and procedures, as of the end of the period covered by this report, are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which the periodic reports are being prepared. There was no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Santa Fe Generating Station

       See "Part I - Item 1. Financial Statements - Notes to Consolidated Financial Statements - Note 5 - Commitments and Contingencies - Santa Fe Generating Station".

Citizen Suit Under the Clean Air Act

       See "Part I - Item 1. Financial Statements - Notes to Consolidated Financial Statements - Note 5 - Commitments and Contingencies - Citizen Suit Under the Clean Air Act".

Archeological Site Disturbance

       See "Part I - Item 1. Financial Statements - Notes to Consolidated Financial Statements - Note 5 - Commitments and Contingencies - Archeological Site Disturbance".

California AG Threatened Litigation

       See "Part I - Item 1. Financial Statements - Notes to Consolidated Financial Statements - Note 5 - Commitments and Contingencies - Western United States Wholesale Power Market - California AG Threatened Litigation".

California Attorney General Complaint

       See "Part I - Item 1. Financial Statements - Notes to Consolidated Financial Statements - Note 5 - Commitments and Contingencies - Western United States Wholesale Power Market - California Attorney General Complaint".

California Antitrust Litigation

       See "Part I - Item 1. Financial Statements - Notes to Consolidated Financial Statements - Note 5 - Commitments and Contingencies - Western United States Wholesale Power - California Antitrust Litigation".

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits:

        4.7.1 Second Supplemental Indenture dated as of September 1, 2003 to Indenture dated as of August 1, 1998, between PNM and JPMorgan Chase Bank, as Trustee.

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

Report dated and furnished August 21, 2003 pursuant to Item 9 of Form 8-K reporting the Company's Comparative Operating Statistics for the month of July 2003 and 2002 and the year ended July 2003 and 2002.

Report dated and filed August 22, 2003 pursuant to Item 5 of Form 8-K that the Company plans to issue up to $300 million in new Senior Unsecured Notes ("Suns") in September 2003.

Report dated and furnished August 22, 2003 pursuant to Item 9 of Form 8-K reporting the Company's Comparative Operating Statistics for the months of January, February and March 2003 and 2002 and the year ended January, February and March 2003 and 2002.

Report dated and filed September 11, 2003 pursuant to Item 5 of Form 8-K reporting the Company issues new debt. Lower cost debt will save the company $5.0 million in annual interest expense.

Report dated and furnished September 15, 2003 pursuant to Item 9 of Form 8-K reporting the Company's Comparative Operating Statistics for the month of August 2003 and 2002 and the eight months ended August 2003 and 2002.

Report dated and furnished September 18, 2003 pursuant to Item 9 of Form 8-K reporting the Company's Senior Vice President and Chief Financial Officer John Loyack reaffirmed the company's existing earnings guidance for 2003.

Report dated and filed September 23, 2003 pursuant to Item 5 of Form 8-K reporting the Company plans to redeem $268 million in existing Senior Unsecured Notes ("SUNs") that pay 7.10% interest.

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

                                              PNM RESOURCES, INC. AND
                                        PUBLIC SERVICE COMPANY OF NEW MEXICO
                                   ---------------------------------------------
                                                   (Registrant)


Date:   November 13, 2003                       /s/ Robin A. Lumney
                                   ---------------------------------------------
                                                  Robin A. Lumney
                                            Vice President, Controller
                                           and Chief Accounting Officer
                                   (Officer duly authorized to sign this report)