Form 10-K
period 2003-12-31
PUBLIC SERVICE CO OF NEW MEXICO; PNM RESOURCES INC
filed 2004-03-10
CIK 81023, 1108426

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

                   For the Fiscal Year Ended December 31, 2003

Commission    Registrants, State of Incorporation,             I.R.S. Employer
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
              (505) 241-2700

           Securities Registered Pursuant To Section 12(b) Of The Act:

                                                          Name of Each Exchange
Registrant            Title of Each Class                  on Which Registered
----------            -------------------                -----------------------
PNM Resources, Inc.   Common Stock, No Par Value         New York Stock Exchange

           Securities Registered Pursuant To Section 12(g) Of The Act:

Registrant                                     Title of Each Class
----------                                     -------------------
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

   Indicate by check mark whether the  registrant  is an  accelerated  filer
(as defined in Rule 12b-2 of the Act).   YES   |X|    NO
                                               ---        -----

   The total number of shares of Common Stock of PNM Resources, Inc. outstanding as of January 31, 2004 was 40,258,997.

   On June 30, 2003, the aggregate market value of the voting stock held by non-affiliates of PNM Resources, Inc. as computed by reference to the New York Stock Exchange composite transaction closing price of $26.75 per share reported by The Wall Street Journal, was $1,076,401,115.

DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the following document are incorporated by reference into the indicated part of this report:

   Proxy Statement to be filed by PNM Resources, Inc. with the Securities and Exchange Commission pursuant to Regulation 14A relating to the annual meeting of stockholders of PNM Resources, Inc. to be held on May 18, 2004 - PART III.

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

                                TABLE OF CONTENTS
                                                                            Page
GLOSSARY....................................................................  v

                                     PART I
ITEM  1. BUSINESS...........................................................  1
              THE COMPANY...................................................  1
              COMPANY WEBSITE...............................................  1
              UTILITY OPERATIONS............................................  2
                  Electric..................................................  2
                  Gas.......................................................  3
                  Transmission..............................................  4
              WHOLESALE OPERATIONS..........................................  4
                 Power Sales................................................  5
              CORPORATE AND OTHER...........................................
                 Sources of Power...........................................  6
                 Market Reach...............................................  7
                 Fuel and Water Supply......................................  7
              RATES AND REGULATION..........................................  8
                  SEC Ruling/Enron (PUHCA of 1935)..........................
                  Mandated Regional Transmission Organizations..............  9
                  El Paso Electric - Afton Generating Station Matter........ 10
                  FERC Rulemakings.......................................... 11
                  Renewable Resources Rulemakings........................... 13
              ENVIRONMENTAL MATTERS......................................... 13
              COMPETITION................................................... 15
              EMPLOYEES..................................................... 15

ITEM  2. PROPERTIES......................................................... 16
              ELECTRIC...................................................... 16
                  Fossil-Fueled Plants...................................... 16
                  Nuclear Plant............................................. 17
              TRANSMISSION AND DISTRIBUTION................................. 18
              GAS........................................................... 19
              OTHER INFORMATION............................................. 19

ITEM  3. LEGAL PROCEEDINGS.................................................. 19
                 Navajo Nation Environmental Issues......................... 19
                 PVNGS Water Supply Litigation.............................. 20
                 San Juan River Adjudication................................ 20
                 Former AG&E Manufactured Gas Plant Site.................... 20
                 Santa Fe Generating Station ("Santa Fe Station")........... 21
                 Natural Gas Royalties Qui Tam Litigation................... 21
                 Citizen Suit Under the Clean Air Act....................... 21
                 California Attorney General Complaint...................... 21
                 California Antitrust Litigation............................ 21
                 San Angelo Electric Service Company ("SESCO") Matter....... 21

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................ 22


                                     PART II


ITEM  5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND
                RELATED STOCKHOLDER MATTERS................................. 25

ITEM  6.   SELECTED FINANCIAL DATA.......................................... 26

ITEM  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATION.......................... 30

ITEM  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                MARKET RISK................................................. 63

ITEM  8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................F-1

ITEM  9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE.........................E-1

ITEM 9A. CONTROLS AND PROCEDURES............................................E-1

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY..................E-1

ITEM 11.   EXECUTIVE COMPENSATION...........................................E-1

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENTAND RELATED STOCKHOLDER MATTERS...................E-1

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................E-1

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................E-1

                                                  PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                ON FORM 8-K.................................................E-2

SIGNATURES.................................................................E-25

                                    GLOSSARY

Act...................................   The Clean Air Act Amendments of 1990
Afton.................................   Afton Generating Station
Avistar...............................   Avistar, Inc., an unregulated
                                            subsidiary of PNM Resources, Inc.
AG....................................   New Mexico Attorney General
AG&E..................................   Albuquerque Gas and Electric Company
Anaheim...............................   City of Anaheim, California
APS...................................   Arizona Public Service Company
BHP...................................   BHP Billiton
BLM...................................   Bureau of Land Management
BNCC..................................   BHP Navajo Coal Company
BTU...................................   British Thermal Unit
COA...................................   City of Albuquerque, New Mexico
Decatherm.............................   1,000,000 BTUs
Delta.................................      Delta-Person Limited Partnership, a
                                            New Mexico limited partnership
DOE...................................   United States Department of Energy
EIP...................................   Eastern Interconnection Project
El Paso...............................   El Paso Electric Company
EPA...................................   United States Environmental Protection
                                            Agency
Exchange Act..........................   SEC Exchange Act of 1934
FASB..................................   Financial Accounting Standards Board
Farmington............................   City of Farmington, New Mexico
FERC..................................   Federal Energy Regulatory Commission
Four Corners..........................   Four Corners Power Plant
FPL...................................   FPL Energy LLC
Gathering Company.....................   Sunterra  Gas  Gathering  Company,  a
                                            wholly-owned   subsidiary  of  PNM
                                            Resources, Inc.
ISO...................................   Independent System Operator
Kv....................................   Kilovolt
KW....................................   Kilowatt
KWh...................................   Kilowatt Hour
Lordsburg.............................   Lordsburg Generating Station
Los Alamos............................   The County of Los Alamos, New Mexico
MW....................................   Megawatt
MWh...................................   Megawatt Hour
NMED..................................   New Mexico Environment Department
NMPUC.................................   New Mexico Public Utility Commission
NMWE..................................   New Mexico Wind Energy Center
NOPR..................................   Notice of Proposed Rulemaking
NRC...................................   United States Nuclear Regulatory
                                            Commission
NSPS..................................   New Source Performance Standards
NSR...................................   New Source Review
OMOI..................................   Office of Market Oversight and
                                            Investigation
PGAC..................................   PNM's Purchased Gas Adjustment Clause

PG&E..................................   Pacific Gas and Electric Co.
PPA...................................   Power Purchase Agreement
PRC...................................   New Mexico Public Regulation
                                            Commission, successor to the NMPUC
Processing Company....................   Sunterra  Gas  Processing  Company,  a
                                             wholly-owned  subsidiary  of  PNM
                                             Resources, Inc.
PSD...................................   Prevention of Significant Deterioration
PVNGS.................................   Palo Verde Nuclear Generating Station
RCRA..................................   Resource Conservation and Recovery Act
RTO...................................   Regional Transmission Organization
Reeves Station........................   Reeves Generating Station
Salt River Project....................   Salt River Project Agricultural
                                            Improvement and Power   District
SCE...................................   Southern California Edison Company
SCPPA.................................   Southern California Public Power
                                            Authority
SDG&E.................................   San Diego Gas and Electric Company
SEC...................................   Securities and Exchange Commission
SJCC..................................   San Juan Coal Company
SJGS..................................   San Juan Generating Station
SO2...................................   Sulfur Dioxide
SPS...................................   Southwestern Public Service Company
TNP...................................   Texas-New Mexico Power Company
Throughput............................   Volumes of gas delivered, whether or
                                             not owned by the   Company
Tri-State.............................   Tri-State Generation and Transmission
                                            Association, Inc.
Tucson................................   Tucson Electric Power Company
UAMPS.................................   Utah Associated Municipal Power Systems
USBR..................................   United States Bureau of Reclamation
USEC..................................   United States Enrichment Corporation
Waste Act.............................   Nuclear Waste Policy Act of 1982, as
                                             amended in 1987

                                     PART I

ITEM 1.  BUSINESS

                                   THE COMPANY

       PNM Resources, Inc. ("Holding Company") was incorporated in the State of New Mexico on March 3, 2000. The Holding Company's principal subsidiary Public Service Company of New Mexico ("PNM") was incorporated in the State of New Mexico on May 9, 1917. This filing for PNM Resources, Inc. and Subsidiaries and PNM is presented on a combined basis. The Holding Company and PNM have their principal offices at Alvarado Square, Albuquerque, New Mexico 87158 (telephone number 505-241-2700). The Holding Company is an investor-owned holding company of energy and energy-related companies. PNM is a public utility primarily engaged in the generation, transmission, distribution, sale and marketing of electricity, and in the transmission, distribution and sale of natural gas within the State of New Mexico. The business of PNM constitutes substantially all of the business of the Holding Company and its subsidiaries. Therefore, the financial results and results of operations of PNM are virtually identical to the consolidated results of the Holding Company and all its subsidiaries. For ease of discussion, this report may use the term "Company" when referring to PNM or when discussing matters of common applicability to the Holding Company and PNM.

       Upon the completion on December 31, 2001 of a one-for-one share exchange between PNM and the Holding Company, the Holding Company became the parent company of PNM. Prior to the share exchange, the Holding Company had existed as a subsidiary of PNM. The new parent company began trading on the New York Stock Exchange under the same PNM symbol beginning on December 31, 2001.

       As it currently operates, the Company's principal business segments, whose operating results are regularly reviewed by the Company's management, are Utility Operations and Wholesale Operations ("Wholesale"). Utility Operations include Electric Services ("Electric"), Gas Services ("Gas") and Transmission Services ("Transmission"). The Company allocates its business and results between the Electric and Wholesale segments for financial reporting purposes based on the asset allocations mandated in the Global Electric Agreement (see
Note 13 - "Commitments and Contingencies - Global Electric Agreement" in the Notes to Consolidated Financial Statements). Electric consists of the generation and distribution of electricity for retail electric customers in New Mexico. Gas consists of the transportation and distribution of natural gas to end-users. Transmission consists of the transmission of electricity for third parties as well as for Electric and Wholesale. Wholesale consists of the generation and sale of electricity into the wholesale market based on three product lines, that include long-term contracts, forward sales and short-term sales.

       Financial information relating to amounts of sales, revenue, net income and total assets of the Company's reportable segments is contained in "Part II,
Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 - "Segment Information" in the Notes to Consolidated Financial Statements.

                                 COMPANY WEBSITE

         The Company's internet address is http://www.pnm.com. The contents of this website address are not a part of this Form 10-K. The Company's filings with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are accessible free of charge at http://www.pnm.com as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC, and, upon request, are available in print from the Company free of charge. Additionally, the Company's Corporate Governance Principles, code of ethics (Do the Right Thing-Principles of Business Conduct) and charters of the Company's Audit and Ethics Committee, Governance and Public Policy Committee, Human Resources and Compensation Committee and Finance Committee are available on the Company's website at http://www.pnm.com/governance and such information is available in print to any shareholder who requests it.

                               UTILITY OPERATIONS

Electric

       The Company provides jurisdictional retail electric service to a large area of north central New Mexico, including the COA and the City of Santa Fe, and certain other areas of New Mexico. The largest retail electric customer served by the Company accounted for approximately 4.9% of the Company's total retail electric revenues for the year ended December 31, 2003.

       For the years 2001 through 2003, retail MWh sales have grown at a compound annual rate of approximately 0.7%. The Company's system peak demands for its retail customers and firm requirements customers in the summer and the winter for the last three years are shown in the following table:

                               SYSTEM PEAK DEMANDS

                                   (Megawatts)

                                        2003         2002         2001
                                      ---------    ---------    ---------

Summer.............................      1,661        1,478        1,431
Winter.............................      1,434        1,309        1,353

       The Company holds long-term, non-exclusive franchise agreements for its electric retail operations, which will expire between December 2005 and November 2028. These franchise agreements allow the Company to access public rights-of-way for placement of the Company's electric facilities. The COA, City of Santa Fe, Bernalillo County, Sandoval County, San Miguel County, Village of Bosque Farms, Pueblo de Cochiti, Village of Tijeras, McKinley County and the City of Las Vegas franchise agreements have expired. The Company remains obligated under New Mexico state law to provide service to customers in these franchise areas despite the absence of an effective franchise agreement. The COA metropolitan area accounted for approximately 54% of the Company's 2003 total electric utility operating revenues, and no other franchise area represents more than approximately 9%. The Company continues to collect and pay franchise fees to the COA, City of Santa Fe, the Town of Cochiti, Village of Bosque Farms, Village of Tijeras and the City of Las Vegas. The Company currently does not pay franchise fees to Bernalillo County, Luna County, Sandoval County, McKinley County, Pueblo de Cochiti and San Miguel County.

Gas

       Gas operations distributes natural gas to most of the major communities in New Mexico, including the COA and the City of Santa Fe. The COA metropolitan area accounted for approximately 43% of the total gas revenues in 2003. No single sales-service customer accounted for more than 1.1% of the Company's therm sales in 2003. The Company holds long-term, non-exclusive franchises with varying expiration dates in all incorporated communities requiring franchise agreements except for the COA, City of Santa Fe, Aztec, Village of Bosque Farms, Town of Cochiti Lake, Los Ranchos de Albuquerque and Tatum. The Company remains obligated to serve these franchise areas pursuant to state law despite the absence of an effective franchise agreement.

       The Company's customer base includes both sales-service customers and transportation-service customers. Sales-service customers purchase natural gas and receive transportation and delivery services from the Company for which the Company receives both cost-of-gas and cost-of-service revenues. Cost-of-gas revenues collected from sales-service customers are recovered in accordance with PRC regulations through the Company's PGAC and represent a pass-through of the Company's cost of natural gas to the customer. Therefore, the Company's operating results are not affected by an increase or decrease in natural gas prices. Additionally, the Company makes occasional gas sales to off-system sales customers. Off-system sales deliveries generally occur at pipeline interconnects with the Company's system and profits are shared between the Company and its customers on a 30%/70% sharing basis. A final order was issued in 2001 that approved an agreement among the parties regarding PNM's hedging strategy and the implementation of a price management fund program which includes a continuous monthly balancing account with a carrying charge. This carrying charge has the effect of keeping PNM whole on gas purchase transactions since it is now compensated for the time value of money.

       The Company had approximately 40 transportation-service customers in 2003, which procure gas for their end users independently of the Company's end users. Transportation-service customers are gas marketers and producers contracting with the Company for transportation services to their end users and for other related services that provide the Company with cost-of-service revenues only. Transportation services are provided to transportation-service customers at locations throughout the Company's distribution systems, as well as points on and off the Company's transmission pipelines. The Company provided gas transportation deliveries to approximately 1,200 transportation end users during 2003.

       In 2003, approximately 53% of the Company's total gas throughput was related to transportation gas deliveries. The Company's transportation rates are unbundled, and transportation customers only pay for the service they receive. In 2003, revenues from transportation customers accounted for approximately 5% of the Company's total gas revenue. Revenues from sales customers account for the remaining 95%. Of this percentage, 67% is related to the cost of gas on which the Company makes no margin. Because a major portion of the Company's load is related to heating, levels of therm sales are affected by the weather. Approximately 61% of the Company's total therm sales in 2003 occurred in the months of January, February, March and December.

       The Company obtains its supply of natural gas primarily from sources within New Mexico by contracting with third party producers and marketers. These contracts are generally sufficient to meet the Company's peak-day demand. The Company serves certain cities, which depend on El Paso Natural Gas Company or Transwestern Pipeline Company, for transportation of gas supplies. Because these cities are not directly connected to the Company's transmission facilities, gas transported by these companies is the sole supply source for those cities. Such transportation is regulated by FERC. As a result of FERC Order 636, the Company's options for transporting gas to these cities and other portions of its distribution system have increased.

Transmission

       The Company owns or leases 2,902 circuit miles of transmission lines, interconnected with other utilities in New Mexico, east and south into Texas, west into Arizona, and north into Colorado and Utah. Due to rapid load growth in the Company's service territory in recent years and the lack of transmission development, most of the capacity on this transmission system is fully committed and there is very little or no additional access available on a firm commitment basis. These factors result in physical constraints on the system and limit the ability to wheel power into the Company's service area from outside of New Mexico.

                              WHOLESALE OPERATIONS

       The Company's Wholesale Operations consist of the generation and sale of electricity into the wholesale market based on three product lines, which are long-term contracts, forward sales and short-term sales. Long-term contracts include sales to firm-requirements and other wholesale customers with multi-year arrangements. These contracts range from 2 to 17 year terms with an average term of 7.5 years. Forward sales include third party purchases in the forward market that range from 1 month to 3 years. These transactions do not qualify as normal sales and purchases as defined in SFAS 133 and as a result, are marked to market. Short-term sales generally include spot market, hour ahead, day ahead and week ahead contracts with terms of 30 days or less. Also included are sales of any excess generation not required to fulfill PNM's retail load and contractual commitments. Short-term sales also cover the revenue credit to retail customers as specified in the Global Electric Agreement (see Note 13 - "Commitments and Contingencies - Global Electric Agreement" in the Notes to Consolidated Financial Statements).

       The Wholesale Operations strategy calls for increased net asset-backed energy sales supported by long-term contracts in the wholesale market, whereby the Company's aggregate net open forward electric sales position, including short term sales, forward sales and long-term contracts, is covered by its forecasted excess generation capacity. The net asset-backed sales are actively monitored by management by the use of stringent risk management policies. The Company's future growth plans call for approximately 75% of its new generation portfolio to be committed through long-term contracts, including sales to retail customers. The 75% threshold is in compliance with the Global Electric Agreement. Growth will be dependent on market development and on the Company's ability to generate funds for the Company's future expansion. Although the current economic environment has led the Company to scale back its expansion plans, the Company continues to operate in the wholesale market and seek appropriately priced asset additions. Expansion of the Company's generating portfolio will depend on the Company's ability to acquire favorably priced assets at strategic locations and to secure long-term commitments for the purchase of power from the acquired plants.

Power Sales

       In 2003, the Company's revenues from the wholesale marketplace stabilized following the preceding years when volatility was high. The years 2000 and 2001 saw high volatility combined with high power prices. During 2002, power prices declined significantly due to lower natural gas prices, an average Pacific Northwest hydro generation year, an increase in new generation coming on-line, and a shift by various large California utilities to long-term contracts rather than spot market purchases. The year 2003 continued the trend of 2002, except that power prices were generally higher due primarily to higher natural gas prices and abnormally hot summer temperatures in the Southwestern United States. While price volatility has remained low over the years 2002 and 2003, the Company has been successful in developing its wholesale power marketing activities in the Western United States. Management believes this success is due to its niche business strategy of providing electric power customized to meet the special needs of its customers. This niche marketing strategy is based on the Company's net asset-backed methodology, which can help to mitigate the risks inherent in the Company's wholesale power marketing activities. The Company also utilizes long-term transactions to enhance its product offerings.

       Certain Company generation assets are excluded from retail electric rates. As a result, the Company developed a wholesale power marketing strategy to sell the generation from its assets that are excluded from rate base. This strategy also includes the forward purchase and sale of electricity to take advantage of market price opportunities in the electric wholesale market. During 2003, 2002 and 2001, the Company's sales in the wholesale electric markets accounted for approximately 62%, 56% and 64% respectively, of its total MWh sales. Of the total wholesale electric sales made in 2003, 2002 and 2001, 82%, 77% and 77% respectively were transacted through purchases for resale.

       In 1990, the NMPUC established an off-system sales methodology that provided for a sharing mechanism whereby a certain amount of revenues from off-system sales were credited to reduce retail cost of service. Off-system sales above the amounts credited to retail customers accrue to the benefit of shareholders. Subsequent rate cases continued to utilize this methodology.

       In January 2003, the PRC approved the Global Electric Agreement which sets a rate path through 2007. PNM agreed to decrease retail electric rates by 6.5% in two phases over three years. The first phase of the rate reductions became effective in September 2003. In addition, certain plant and purchased power contracts previously excluded from retail rates are now included as generation resources to serve PNM's New Mexico retail and firm wholesale requirements customers' load. These resources include San Juan Unit 4 and PNM's contracts to purchase power from SPS, Tri-State and Delta. PVNGS Unit 3 remains excluded as are the Lordsburg and Afton plants. (See Note 13 - "Commitments and Contingencies - Global Electric Agreement" in the Notes to Consolidated Financial Statements).

       The Company has entered into various firm wholesale electric sales contracts. These contracts contain fixed capacity charges in addition to energy charges. Capacity charges are fixed monthly payments for a commitment of resources to service the contract requirements. Energy charges are payments based on the amount of electricity delivered to the customer intended to compensate the Company for its variable costs incurred to provide the energy. The Company's firm-requirements demand was 254 MW in 2003, and is expected to be

261 MW in 2004, 252 MW in 2005, 262 MW in 2006 and 267 MW in 2007. No
firm-requirements wholesale customer accounted for more than 7% of the Company's total electric sales for resale revenues for the year ended December 31, 2003.

                               CORPORATE AND OTHER

       The Holding Company performs substantially all of the corporate activities of PNM. These activities are billed to PNM on a cost basis to the extent they are for the corporate management of PNM and these costs are allocated to the operating segments. The Holding Company's wholly-owned subsidiary, Avistar, was formed in August 1999 as a New Mexico corporation and is currently engaged in certain unregulated and non-utility businesses. In January 2002, Avistar was dividended by PNM to the Holding Company pursuant to an order from the PRC.

Sources of Power

       As of December 31, 2003, the total net generation capacity of facilities owned or leased by the Company was 1,742 MW, or 2,074 MW including the operating lease and wind generation facility discussed below. The Company is committed to increasing the utilization of the major generation capacity at SJGS, Four Corners and PVNGS. SJGS is operated by the Company. SJGS's equivalent availability and capacity factor were 82.1% and 77.8% respectively, for the twelve months ended December 31, 2003, as compared to 89.7% and 85.3%, respectively for 2002. Capacity factors for Four Corners and PVNGS were 89.8% and 87.3%, respectively, in 2003, as compared to 73.3% and 94.4%, respectively, in 2002. Four Corners and PVNGS are operated by APS. (See "Item 2. Properties".)

       The Company's Lordsburg and Afton plants became fully operational in 2002. These plants were not built to serve New Mexico retail customers and, therefore, are not currently included in the rate base. However, it is possible that these plants may be needed in the future to serve the growing retail load. If so, these plants would have to be certified by the PRC and would then be subject to inclusion in the Company's rate base in the following rate case. These plants were built in furtherance of the Company's ongoing strategy of increasing generation capacity over time to serve increasing retail load, sales under long-term contracts and other sales.

       In addition to generating its own power, the Company purchases power in the market. The Company's purchase contract capacity, including the contracts described below, was 594 MW in 2003 and is expected to be 798 MW in 2004, 653 MW in 2005, 603 MW in 2006, and 536 MW in 2007. The Company also purchases power in the forward, day-ahead and real-time market.

       In 1996, the Company entered into an operating lease agreement for the rights to all the output of the Delta gas-fired generating plant for 20 years. The plant received FERC approval for "exempt wholesale generator" status. The maximum dependable capacity under the lease is 132 MW. In July 2000, the plant went into operation. The gas turbine generating unit is operated by Delta and is located on the Company's retired Person Generating Station site in the COA. The site for the generating unit was chosen, in part, to provide needed benefits to the Company's constrained transmission system. Primary fuel for the gas turbine generating unit is natural gas provided by wholesale gas purchases. In addition, the unit has the capability to utilize low sulfur fuel oil if natural gas is neither available nor cost effective.

       In 2002, the Company entered into an agreement with FPL, a subsidiary of FPL Group, Inc., to develop a 200 MW wind generation facility in New Mexico. The Company began receiving commercial power from the project in June 2003. FPL Energy owns and operates the NMWE, which consists of 136 wind-powered turbines on a site in eastern New Mexico. The Company has a contract to purchase all the power generated by the NMWE for 25 years. In 2003, the Company received approval from the PRC for a voluntary tariff that allows PNM retail customers to buy wind-generated electricity for a small monthly premium. Power from the facility is used to service load under the voluntary tariff and as part of the Company's electric supply mix for meeting retail load. Any wind-generated electricity in excess of these amounts is sold on the wholesale power market, either within New Mexico or outside the state.

Market Reach

       In addition to owning purchased power contracts, the Company owns firm transmission capacity to the Mead market hub in the amount of 240 MW, which serves various wholesale power markets and loads in the greater Las Vegas, Nevada area, and serves as an injection point for the California ISO. In addition, the Company owns transmission capacity to serve major load centers in the Phoenix, Arizona area in the amount of 140 MW.

Fuel and Water Supply

       The percentages of the Company's generation of electricity (on the basis of KWh) fueled by coal, nuclear fuel and gas and oil, and the average costs to the Company of those fuels (in cents per million BTU), during the past three years were as follows:

                            Coal             Nuclear            Gas and Oil
                 Percent of   Average  Percent of  Average  Percent of  Average
                 Generation     Cost   Generation    Cost   Generation    Cost
                 ----------   -------  ----------  -------  ----------  -------

2003...........     68.0       163.8      29.5       44.5      2.5       625.2
2002...........     67.7       171.0      30.7       46.1      1.6       505.6
2001...........     66.9       179.6      28.4       45.7      4.7       524.5

       The generation mix for 2004 is expected to be 66.8% coal, 29.9% nuclear and 3.3% gas and oil. Due to locally available natural gas and oil supplies, the utilization of locally available coal deposits and the generally abundant supply of nuclear fuel, the Company believes that adequate sources of fuel are available for its generating stations into the foreseeable future.

Coal

       See Note 13 - "Commitments and Contingencies - Coal Supply" in the Notes to Consolidated Financial Statements.

Natural Gas

       The natural gas used as fuel for the electric generating plant located in COA (Reeves Station and the Delta operating lease) is procured on the open market and delivered by Gas through its transportation services. The Company's Wholesale Operations procures its gas supply independently of Gas but obtains gas transportation services from Gas.

Nuclear Fuel

     The Company is one of several participants in PVNGS. See Note 11 - "Construction Program and Jointly-Owned Plants" in the Notes to Consolidated Financial Statements. The fuel cycle for PVNGS is comprised of the following stages:

     o    mining and milling of uranium ore to produce uranium concentrates;
     o    conversion of uranium concentrates to uranium hexafluoride;
     o    enrichment of uranium hexafluoride;
     o    fabrication of fuel assemblies;
     o    utilization of fuel assemblies in reactors; and
     o    storage and disposal of spent nuclear fuel.

       The PVNGS participants have contracted for all of PVNGS requirements for uranium, uranium concentrates and conversion services through 2008. The PVNGS participants have also contracted for all of PVNGS enrichment services through 2010 and fuel assembly fabrication services until at least 2015.

       The plant used by PVNGS for conversion services has been shut down due to operational problems. It is not currently known when that plant will resume operations. PVNGS is working to assure that adequate amounts of uranium hexafluoride are available to support the Unit 3 fall 2004 refueling and subsequent refueling.

Water Supply

       See Note 13 - "Commitments and Contingencies - Water Supply" in the Notes to Consolidated Financial Statements.

                              RATES AND REGULATION

       PNM is subject to the jurisdiction of the PRC, with respect to its retail electric and gas rates, service, accounting, issuance of securities, construction of major new generation and transmission facilities and other matters regarding retail utility services provided in New Mexico. The FERC has jurisdiction over rates and other matters related to wholesale electric sales and cost recovery for a portion of its transmission network. The FERC has begun to take more aggressive action with regard to the exercise of its jurisdictional authority over wholesale electric sales. In February 2000, in response in part to the allegations of wrong-doing in the California spot market, the FERC announced it was establishing the OMOI as one prong of its strategic plan. The stated purpose of the FERC OMOI is to engage in the vigilant oversight of energy markets to ensure effective regulation and remediation of market problems, while vigorously enforcing compliance with the FERC's rules and regulations. The FERC has moved forward to staff its OMOI and it is now a fully functioning branch of the FERC.

SEC Ruling/Enron (PUHCA of 1935)

       On December 29, 2003, the SEC issued an order affirming an Administrative Law Judge ("ALJ") decision that Enron was not entitled to an exemption from the Public Utility Holding Company Act because it had failed to establish that its utility subsidiary, Portland General Electric ("PGE"), was predominantly intrastate in character and operates substantially in a single State. In reaching its decision, the SEC considered a number of factors, including the amount of generating and transmission plant owned, the percentage of gross revenues earned from out of state operations in the previous three years and the impact of the holding company on state regulation. PNM Resources has claimed an exemption from PUHCA since it was established as a holding company. Filings for continued exemption must be made annually. The Company filed its claim for exemption on February 27, 2004.

Electric Rates and Regulation

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

       Order 888 also encouraged utilities to investigate the formation of ISOs to operate transmission assets and provided guidance for the formation, operation and governance of ISOs. In 1999, the FERC issued Order 2000 on RTOs, which established timelines for transmission-owning entities to join an RTO and defined the minimum characteristics and functions of an RTO.

       PNM, along with other RTOs, originally pursued the formation of an RTO through Desert STAR, a non-profit organization. Because of the FERC's subsequent acceptance of a for-profit RTO model and because a for-profit RTO was viewed as having the proper motivation to efficiently facilitate competitive markets, PNM, together with the RTOs, in October 2001, filed a request with FERC seeking a declaratory order. That filing sought an order that a proposed for-profit transmission company that adopted the procedures and tariff set forth in the filing would meet the criteria of Order 2000. The proposed company would be a limited liability company named WestConnect RTO, LLC ("WestConnect"). There were over 50 intervenors in the WestConnect docket, including the New Mexico Attorney General, New Mexico Industrial Energy Consumers and the PRC, which filed comments or concerns regarding WestConnect's declaratory order petition. In October 2002, the FERC issued its Declaratory Order in the case providing guidance and conditions under which the proposal for formation of the WestConnect RTO would be deemed to satisfy the FERC's requirements for RTO status under its Order 2000. Several parties to the proceeding, including PNM as a proposed member of WestConnect, filed motions for rehearing and clarification of the FERC's Declaratory Order. On December 23, 2002, the FERC issued its order granting in part and denying in part the requests for rehearing and provided clarification on certain issues raised by the parties in the case. This order on rehearing provided for certain filings that need to be made by WestConnect's proposed participants. On January 22, 2003, the WestConnect participants requested further clarification and rehearing of the FERC's order of December 23, 2002. On September 15, 2003, FERC issued its order granting clarification and rehearing in part.

       In July 2002, the FERC issued a Notice of Proposed Rulemaking, which if approved, would modify Order 888 by instituting a Standard Market Design ("SMD") for electric wholesale markets. The WestConnect participants and many other interested parties filed comments that questioned the assumptions supporting the SMD proposal and objected to many of its provisions. Prior to any additional action on the SMD proposal, the FERC, issued a "white paper" that expressed flexibility from the SMD proposal in April 2003. Based on the white paper, the WestConnect participants are evaluating several options they may pursue in order to comply with Orders 888 and 2000. As a result of the white paper, technical conferences are being held throughout the United States. The WestConnect participants, including PNM, and other interested parties participated in such a technical conference in September 2003. In addition, the white paper stated that if it is demonstrated that the costs of implementing any feature of the SMD outweigh its benefits, the FERC would not require the RTO to implement that feature. The WestConnect participants and other utilities have authorized a cost benefit study to be completed to examine the cost/benefit of the various features of the SMD. The cost/benefit study has commenced with the initial findings expected to be completed during the first quarter of 2004. The FERC has not set a schedule for additional proceedings involving the SMD issues as modified by the white paper.

       As part of the cost/benefit evaluation, the WestConnect applicants and others are studying a phased approach to implementing an RTO. Under the phased approach, the cost/benefit relation of each phase would be studied to determine if the benefits for each phase would justify the costs associated with the implementation of that phase.

       Uncertainty continues to exist regarding the FERC's evolving RTO policy. PNM, together with the WestConnect participants, is continuing to monitor the various activities and exploring its options.

               El Paso Electric - Afton Generating Station Matter

       With the Company's construction of Afton, PNM representatives have been engaged in a FERC proceeding with El Paso to obtain transmission capacity on El Paso's transmission system to transmit 135 MW of power generated at Afton, north to PNM's load center. El Paso had originally executed an agreement to transmit only 30 MW of power on a firm service basis and offered to supply an additional 20 MW of contingent transmission service. At PNM's request in the FERC proceeding, El Paso filed with the FERC an unexecuted transmission service agreement to provide 20 MW of contingent transmission service to PNM. In November 2002, PNM filed a protest with the FERC, challenging El Paso's denial of PNM's request for the full 135 MW of transmission service. In an order issued by the FERC in December 2002, FERC ordered the matter to be set for hearing.

       In July 2003, El Paso and PNM jointly moved to suspend the procedural schedule advising that they had reached a settlement in principle that would resolve all issues in this proceeding.

       In November 2003, El Paso and PNM reached agreement on the terms under which the issues in this proceeding would be settled, and a settlement agreement ("settlement") between El Paso and PNM was filed at the FERC. Under the terms of the settlement, El Paso will provide PNM with 135 MW of Firm Transmission Service (as defined in the settlement) from Afton to El Paso's point of interconnection with PNM at the West Mesa Switching Station. In addition, El Paso will determine whether it can provide an additional 6 MW of transmission service without facility upgrades. The settlement provides for 30 MW of the transmission service to be provided under the existing 30 MW Service Agreement under the El Paso Open Access Transmission Tariff ("OATT"), and the remaining 105 MW of transmission service (subject to increase to 111 MW) to be provided in accordance with the rates, terms and conditions of El Paso's OATT, except as specified in the settlement. Additionally, the settlement specifies that the 105 MW of service is generation dependent, under the terms of the settlement.

       The FERC Commission Trial Staff filed comments in support of the settlement stating it achieves a reasonable resolution of the issue for the customer's benefit. Peoples Energy Resources Company, LLC ("Peoples Energy"), which had previously tried but was unsuccessful in an attempt to intervene in this proceeding, filed comments opposing the settlement arguing that it violates the FERC's policy on non-discriminatory, open access transmission because the settlement provides PNM with generation dependent transmission service that is different from the services available to all transmission customers under El Paso's OATT. PNM filed reply comments in opposition to the Peoples Energy comments. The FERC Commission Trial Staff also filed reply comments to People's Energy comments arguing that since Peoples' Energy is not a party to the proceeding, the settlement should be certified as an uncontested settlement.

       On December 17, 2003, the FERC ALJ issued a Certification of Uncontested Settlement stating that the settlement provides a reasonable solution to the issues in the proceeding. He also advised the FERC that a non-party (i.e., Peoples Energy) raised policy issues with the settlement that may influence whether it should be adopted, even though it is uncontested. On February 11, 2004, the FERC approved the settlement.

                                FERC Rulemakings

       Over the past couple of years, the FERC has issued numerous rulemakings that have an impact on the wholesale energy business. PNM has followed the rulemakings and either has or will submit comments either individually or in conjunction with the Edison Electric Institute ("EEI") or the American Gas Association ("AGA"). The WestConnect members have also followed these rulemakings, attended workshops and commented on the rulemakings, which affect the member companies, including PNM. One rulemaking of particular interest to PNM is the SMD rule, in which the FERC is attempting to remedy what it sees as undue discrimination in the provision of interstate transmission services, and to ensure just and reasonable rates for electric energy within and among regional power markets. The proposed rule would put all transmission customers, including bundled retail customers, under new pro forma transmission rates for new transmission service. All transmission would be operated under independent transmission providers (including RTOs) and congestion management would be handled under locational marginal pricing with tradable congestion revenue rights. See "Mandated Regional Transmission Organization" above for further discussion.

       In addition, the FERC has issued final rules in other pending rulemakings that PNM monitored and participated in, either alone or in conjunction with the WestConnect participants. These FERC rules likewise have an impact on the wholesale energy business and participants in the wholesale energy markets, including PNM. The FERC issued its final rule on standardized generator interconnection procedures, which requires electric utilities that own or control electric transmission facilities to set out standard procedures and a standard agreement for interconnecting generators larger than 20 MW, and to make such revisions as necessary to its OATT to comply with the requirements of the new rule. In October 2003, the FERC issued an order delaying the effective date of its final rule until January 20, 2004, and delaying the date for companies to make their compliance filings to the same date. PNM has made its compliance filing and will continue to monitor the implementation of the requirements.

       In November 2003, the FERC issued two orders amending blanket sales certificates to establish what it termed market behavior rules for resellers of natural gas and electricity. The orders apply to all holders of blanket market certificates, which allow them to engage in the resale of natural gas or electricity in interstate commerce, including PNM. The orders require all holders of blanket market certificates to comply with the FERC's rules for engaging in wholesale sales in interstate commerce as a condition of their market based rate authority. The orders establish rules that prohibit certain market conduct that the FERC deemed to be market manipulation, and established reporting and record keeping requirements. The order required holders of blanket market certificates to notify the FERC whether they report transaction information to publishers of electric or natural gas price indices. PNM complied with the notification requirement under the order and has been, and continues to be, in compliance with the requirements of the market behavior rules.

       In November 2003, the FERC issued its final rule adopting standards of conduct for electric and natural gas transmission providers. The final rule expands on the FERC's prior orders establishing standards of conduct and combines the prior electric and natural gas standards so that there is now one standard for both electric and natural gas transmission providers. The revised standards of conduct generally continue the requirement of transmission providers, including PNM, to treat all transmission customers, affiliated or non-affiliated, on a non-discriminatory basis, and prohibits transmission providers from operating their system to preferentially benefit an energy or marketing affiliate. The rule became effective on February 9, 2004, and all entities are to be in compliance by June 1, 2004. The FERC's order established a requirement for transmission providers to make a filing, indicating whether they believe they are in compliance with the final rule by February 9, 2004, and if not, identify a plan and schedule for implementing the requirements of the final rule, and the projected costs to come into compliance. PNM made the required February 9, 2004 compliance filing stating that under its current organizational structure, it is in compliance with the FERC order and the accompanying regulations as currently drafted.

       In cases involving several regional utilities, the FERC in November 2001 announced a new test it was planning to use as a screen to determine if applicants for market based rate ("MBR") authority could potentially exercise horizontal generation based market power. For those applicants that failed the screen, known as the supply margin assessment ("SMA") screen, the FERC would deny the MBR application or condition its approval with certain mitigation requirements to address the market power concern. After motions for rehearing and concerns expressed by industry groups, including EEI, the FERC did not immediately implement the SMA screen. In December 2003, the FERC staff issued a White Paper that contained alternatives to the SMA screen test and FERC held a technical conference wherein market participants had an opportunity to provide comments on the staff White Paper. The Company participated in the comments filed by EEI identifying concerns with the SMA screen and proposed alternatives. FERC has not, to date, revised its SMA screen to be applied to make market power determinations in MBR applications. The Company will be making its three-year market power study as part of its application to renew its MBR authority in March 2004. The Company is unable to predict at this time whether FERC will move forward to change its SMA screen or if PNM's MBR authority will be granted or conditionally renewed.

PRC

                         Renewable Resources Rulemakings

       The PRC issued a Renewable Resources Rule in December 2002 to encourage the development of renewable energy in New Mexico. The rule includes a provision requiring the use of a minimum of 5% renewable energy by January 1, 2006, with the minimum amount to increase 1% per year for each year until a renewable portfolio standard of 10% is reached in the year 2011. The rule also provides that each kilowatt hour of electricity generated by solar technology will count as three KWhs and each kilowatt hour generated by bio-mass, geothermal landfill gas, or fuel cell sources will count as two KWhs. All remaining sources of renewable energy, including wind and hydroelectric technologies, will count as one KWh for each KWh generated. The rule also requires utilities to offer a voluntary renewable energy tariff. El Paso Electric filed an appeal with the New Mexico Supreme Court seeking to reverse the final order. PNM did not join the appeal. PNM expects the appeal will be withdrawn as a result of legislation passed by the New Mexico Legislature in 2004.

       The New Mexico Legislature has passed legislation that would establish a mandatory renewable energy portfolio standard similar to the structure established by the PRC in its rulemaking. Senate Bill 43, the Renewable Energy Act, would provide for streamlined proceedings for utilities to get approval of procurement plans and would require the PRC to establish a reasonable cost threshold for the procurement of renewable energy to prevent excessive costs being added to rates. Under the bill, if renewable energy cannot be acquired under the threshold, the mandate would be suspended. The bill provides certainty to utilities and protection for customers. PNM has collaborated with environmental groups, the PRC, the Governor's office, other state agencies, consumer groups, and renewable energy producers in drafting the bill. The bill would require the PRC to revise its rule to eliminate any inconsistencies with the new law. The Governor signed the bill on March 4, 2004. It becomes effective May 19, 2004.

Gas Rates and Regulation

Gas Rate Case

       See Note 13 - "Commitments and Contingencies - Gas Rate Case" in the Notes to Consolidated Financial Statements.

                              ENVIRONMENTAL MATTERS

       The Company, in common with other electric and gas utilities, is subject to stringent laws and regulations for protection of the environment by local, state, Federal and tribal authorities. In addition, PVNGS is subject to the jurisdiction of the NRC, which has the authority to issue permits and licenses and to regulate nuclear facilities in order to protect the health and safety of the public from radioactive hazards and to conduct environmental reviews pursuant to the National Environmental Policy Act. The liabilities under these laws and regulations can be material and, in some instances, may be imposed without regard to fault, or may be imposed for past acts, whether or not such acts may have been lawful at the time they occurred. (See "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Contingent Liabilities - Environmental Issues" for a discussion of applicable accounting policies.)

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

Person Station

       The Company, in compliance with a Corrective Action Directive issued by the NMED, determined that groundwater contamination existed in the deep and shallow groundwater at the Company's Person Station site. The Company is required to delineate the extent of the contamination and remediate the contaminants in the groundwater at the Person Station site. The extent of shallow and deep groundwater contamination was assessed and the results were reported to the NMED. The Company has received the renewal of the RCRA post-closure care permit for the facility. Remedial actions for the shallow and deep groundwater were incorporated into the new permit. The Company has installed and is operating a pump and treatment system for the shallow groundwater. The renewed RCRA post-closure care permit allows remediation of the deep groundwater contamination through natural attenuation. The Company's current estimate to decommission its retired fossil-fueled plants (discussed below) includes approximately $3.7 million in additional expenses to complete the groundwater remediation program at Person Station. The remediation program continues on schedule.

Retired Fossil-Fueled Plant Decommissioning Costs

       The Company's retired fossil-fueled generating stations, Person, Prager and Santa Fe Stations, have incurred dismantling and reclamation costs as they are decommissioned. The Company's decommissioning costs for these fossil-fueled generating stations is projected to be approximately $24 million stated in 2002 dollars (of which $19.0 million has already been expended).

New Source Review Rules

       See Note 13 - "Commitments and Contingencies" in the Notes to Consolidated Financial Statements.

Citizen Suit Under the Clean Air Act

       See Note 13 - "Commitments and Contingencies" in the Notes to Consolidated Financial Statements.

                                   COMPETITION

       Under current law, the Company is not in any direct retail competition with any other regulated electric and gas utility, except for sales of natural gas. Nevertheless, the Company is subject to varying degrees of competition in certain territories adjacent to or within the areas it serves with other utilities in its region as well as with rural electric cooperatives and municipal utilities.

       The Company's wholesale operations is involved in the generation and sale of electricity into the wholesale market. It is subject to competition from regional utilities with similar opportunities to generate and sell energy at market-based prices and larger trading entities that do not own or operate generating assets. The Company believes that it is well positioned to compete in this market due to its long history in the marketplace, its niche product offerings, and stringent risk management practices. The Company's energy marketers are operationally trained and maintain effective marketing relationships with its competitors and counterparties. Additionally, the Company has maintained an investment-grade rating despite turbulent wholesale markets, which enables the Company to fully participate in the marketplace.

                                    EMPLOYEES

       As of December 31, 2003, the Company had 2,637 full-time employees. The following table sets forth the number of employees by business segment as of December 31, 2003:

                                                          Number
                                                        ----------
      Corporate (1)...................................        496
      Electric Services...............................      1,041
      Transmission Services...........................         58
      Gas Services....................................        495
      Wholesale Operations............................        531
      Corporate and Other.............................         16
                                                        ----------
         Total........................................      2,637
                                                        ==========

       (1) These employees resided at the Holding Company level at December 31, 2003.

       The number of employees of the Company who are represented by unions or other collective bargaining groups include (i) Electric, 239; (ii) Gas, 55; and
(iii) Wholesale, 336.






                           (Intentionally left blank)

ITEM 2. PROPERTIES

                                    ELECTRIC

       PNM's ownership and capacity in electric generating stations in commercial service as of December 31, 2003 were as follows:

                                                                     Total Net
                                                                     Generation
                                                                      Capacity
       Type                    Name                  Location           (MW)
-------------------   ------------------   -----------------------  ------------

Coal...............   SJGS (a)             Waterflow, New Mexico         765
Coal...............   Four Corners (b)     Fruitland, New Mexico         192
Gas/Oil............   Reeves               Albuquerque, New Mexico       154
Gas/Oil............   Las Vegas (c)        Las Vegas, New Mexico          20
Gas/Oil............   Afton                La Mesa, New Mexico           141
Gas................   Lordsburg            Lordsburg, New Mexico          80
Nuclear............   PVNGS (d)            Wintersburg, Arizona          390 (e)
                                                                      -------
                                                                       1,742
Delta Operating Lease (f)                                                132
New Mexico Wind Energy Center (g)                                        200
                                                                      -------
                                                                       2,074
                                                                      =======

         (a) SJGS Units 1, 2 and 3 are 50% owned by PNM; SJGS Unit 4 is 38.5% owned by the Company.
         (b)   Four Corners Units 4 and 5 are 13% owned by PNM.
         (c) The Company anticipates the closure of the Las Vegas generating station in 2005.
         (d) PNM is entitled to 10.2% of the power and energy generated by PVNGS. PNM has a 10.2% ownership interest in Unit 3 and has leasehold interests in approximately 7.9% of Units 1 and 2 and an ownership interest in approximately 2.3% of Units 1 and 2.
         (e) For load and resource purposes, the Company has notified the PRC that it recognizes the maximum dependable capacity rating for PVNGS to be 381 MW.
         (f) The Company has an operating lease for the rights to all output of a gas fired generating plant with maximum dependable capacity of 132 MW. The agreement expires in June 2020.
         (g) The Company has a contract to purchase all the power generated by the New Mexico Wind Energy Center for 25 years, expiring July 2028.

Fossil-Fueled Plants

       SJGS is located in northwestern New Mexico, and consists of four units operated by PNM. Units 1, 2, 3 and 4 at SJGS have net rated capacities of 327 MW, 316 MW, 497 MW and 507 MW, respectively. SJGS Units 1 and 2 are owned on a 50% shared basis with Tucson. SJGS Unit 3 is owned 50% by the Company, 41.8% by SCPPA and 8.2% by Tri-State. SJGS Unit 4 is owned 38.457% by the Company, 28.8% by M-S-R, 10.04% by Anaheim, 8.475% by Farmington, 7.2% by Los Alamos and 7.028% by UAMPS.

       PNM also owns 192 MW of net rated capacity derived from its 13% interest in Units 4 and 5 of Four Corners located in northwestern New Mexico on land leased from the Navajo Nation and adjacent to available coal deposits. Units 4 and 5 at Four Corners are jointly owned with SCE, APS, Salt River Project, Tucson and El Paso and are operated by APS.

       Four Corners and a portion of the facilities adjacent to SJGS are located on land held under easements from the United States and also under leases from the Navajo Nation. The enforcement of these leases could require Congressional consent. The Company does not deem the risk that is associated with the enforcement of these easements and leases to be material. However, the Company is dependent in some measure upon the willingness and ability of the Navajo Nation to protect these leased properties.

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

Sale and Leaseback Transactions of PVNGS Units 1 and 2

       In 1985 and 1986, the Company entered into a total of eleven sale and lease back transactions with owner trusts under which it sold and leased back its entire 10.2% interest in PVNGS Units 1 and 2, together with portions of the Company's undivided interest in certain PVNGS common facilities. The leases under each of the sale and leaseback transactions have initial lease terms expiring either on January 15, 2015 (with respect to the Unit 1 leases) or on January 15, 2016 (with respect to the Unit 2 leases). Each of the leases allows the Company to extend the term of the lease and includes a repurchase option. The lease expense for the Company's PVNGS leases is approximately $66.3 million per year. Throughout the terms of the leases, the Company continues to have full and exclusive authority and responsibility to exercise and perform all of the rights and duties of a participant in PVNGS under the Arizona Nuclear Power Project Participation Agreement and retains the exclusive right to sell and dispose of its 10.2% share of the power and energy generated by PVNGS Units 1 and 2. The Company also retains its responsibility to pay its share of all taxes, insurance premiums, operating and maintenance costs, costs related to capital improvements and decommissioning and all other similar costs and expenses associated with the leased facilities. In 1992, the Company purchased approximately 22% of the beneficial interests in the PVNGS Units 1 and 2 leases through the purchase of ownership interest in the trusts which held the leases. The related ownership interests were subsequently reacquired by the Company when the Company's trust ownership was collapsed and the Company assumed direct ownership. In connection with the $30 million retail rate reduction approved by the NMPUC in 1994, the Company wrote down the purchased beneficial interests in PVNGS Units 1 and 2 leases to $46.7 million.

       Each lease describes certain events, "Events of Loss" or "Deemed Loss Events", the occurrence of which could require the Company to, among other things, (i) pay the lessor and the equity investor, in return for the investor's interest in PVNGS, cash in the amount provided in the lease and (ii) assume debt obligations relating to the PVNGS lease. The "Events of Loss" generally relate to casualties, accidents and other events at PVNGS, which would severely, adversely affect the ability of the operating agent, APS, to operate, and the ability of the Company to earn a return on its interests in, PVNGS. The "Deemed Loss Events" consist mostly of legal and regulatory changes (such as changes in law making the sale and leaseback transactions illegal, or changes in law making the lessors liable for nuclear decommissioning obligations). The Company believes that the probability of such "Events of Loss" or "Deemed Loss Events" occurring is remote for the following reasons: (i) to a large extent, prevention of "Events of Loss" and some "Deemed Loss Events" is within the control of the PVNGS participants, including the Company, and the PVNGS operating agent, through the general PVNGS operational and safety oversight process and (ii) with respect to other "Deemed Loss Events," which would involve a significant change in current law and policy, the Company is unaware of any pending proposals or proposals being considered for introduction in Congress, or in any state legislative or regulatory body that, if adopted, would cause any of those events.

Other PVNGS Matters

       See Note 13 in the Notes to Consolidated Financial Statements for information on PVNGS Decommissioning Funding, Nuclear Spent Fuel and Waste Disposal and PVNGS Liability and Insurance Matters.

                          TRANSMISSION AND DISTRIBUTION

       As of December 31, 2003, the Company owned, jointly owned or leased, 2,902 circuit miles of electric transmission lines, 4,232 miles of distribution overhead lines, 4,093 cable miles of underground distribution lines (excluding street lighting) and 249 substations.

                                       GAS

       The natural gas properties as of December 31, 2003, consisted primarily of natural gas storage, transmission and distribution systems. Provisions for storage made by the Company include ownership and operation of an underground storage facility located near Albuquerque, New Mexico. The transmission systems consisted of approximately 1,543 miles of pipe with appurtenant compression facilities. The distribution systems consisted of approximately 11,553 miles of pipe.

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

       In July 1995, the Navajo Nation enacted the Navajo Nation Air Pollution Prevention and Control Act, the Navajo Nation Safe Drinking Water Act, and the Navajo Nation Pesticide Act (collectively, the "Navajo Acts"). The Navajo Acts purport to give the Navajo Nation Environmental Protection Agency authority to promulgate regulations covering air quality, drinking water, and pesticide activities, including those activities that occur at Four Corners. On October 17, 1995, the Four Corners participants filed a lawsuit in the District Court of the Navajo Nation, Window Rock District, challenging the applicability of the Navajo Nation as to Four Corners. The Court has stayed these proceedings pursuant to a request by the parties, and the parties are seeking to negotiate a settlement.

       In February 1998, the EPA issued regulations identifying those Clean Air Act provisions for which it is appropriate to treat Native American tribes in the same manner as states. The EPA has announced that it has not yet determined whether the Clean Air Act would supersede pre-existing binding agreements between the Navajo Nation and the Four Corners participants that could limit the Navajo Nation's environmental regulatory authority over Four Corners. The Company believes that the Clean Air Act does not supersede these pre-existing agreements. The Company cannot currently predict the outcome of this matter.

       In April 2000, the Navajo Tribal Council approved operating permit regulations under the Navajo Nation Air Pollution Prevention and Control Act. The Four Corners participants believe that the regulations fail to recognize that the Navajo Nation did not intend to assert jurisdiction over Four Corners. On July 12, 2000, each of the Four Corners participants filed a petition with the Navajo Supreme Court for review of the operating permit regulations. Those proceedings have been stayed, pending the settlement negotiations mentioned above. The Company cannot currently predict the outcome of this matter.

PVNGS Water Supply Litigation

       The Company understands that a summons served on APS in 1986 required all water claimants in the Lower Gila River Watershed of Arizona to assert any claims to water on or before January 20, 1987, in an action pending in the Maricopa County Superior Court. PVNGS is located within the geographic area subject to the summons and the rights of the PVNGS participants, including the Company, to the use of groundwater and effluent at PVNGS are potentially at issue in this action. APS, as the PVNGS project manager, filed claims that dispute the court's jurisdiction over the PVNGS participants' groundwater rights and their contractual rights to effluent relating to PVNGS and, alternatively, seek confirmation of those rights. In November 1999, the Arizona Supreme Court issued a decision confirming that certain groundwater rights may be available to the federal government and Indian tribes. In addition, the Arizona Supreme Court issued a decision in September 2000 affirming the lower court's criteria for resolving groundwater claims. Litigation on both these issues will continue in the trial court. No trial date concerning the PVNGS participants water rights claims has been set in this matter. Although this matter remains subject to further evaluation, the Company expects that the described litigation will not have a material adverse impact on its financial position, results of operations or liquidity.

San Juan River Adjudication

       In 1975, the State of New Mexico filed an action entitled "State of New Mexico v. United States, et al.", in the District Court of San Juan County, New Mexico, to adjudicate all water rights in the "San Juan River Stream System". The Company was made a defendant in the litigation in 1976. The action is expected to adjudicate water rights used at Four Corners and at SJGS (See Note 13 - "Commitment and Contingencies - Water Supply" in the Notes to Consolidated Financial Statements). Recently, the Navajo Nation and various parties announced a preliminary settlement of the Nation's reserved surface water rights. Discussions are still ongoing and Congressional legislation as well as other approvals will be required to implement the settlement, if it is finalized. The Company cannot at this time anticipate the effect, if any, of any water rights adjudication on the present arrangements for water at SJGS and Four Corners. It is PNM's understanding that final resolution of the case cannot be expected for several years. PNM is unable to predict the ultimate outcome.

Former AG&E Manufactured Gas Plant Site

       On December 8, 1999, PNM received a letter from the NMED notifying PNM that it had been designated as a "responsible person" under the New Mexico Water Quality Control abatement regulations. PNM submitted an abatement plan to investigate alleged contamination detected in the vicinity of a former manufactured gas plant ("MGP") owned and operated by AG&E in southeast Albuquerque. The contamination identified in the December 8 letter was described as "tar" and "Volatile Organic Compounds." PNM agreed to conduct voluntary abatement.

        By letter dated November 30, 2000, the NMED conditionally approved PNM's voluntary stage 1 abatement plan. PNM submitted its voluntary stage 1 abatement plan report ("Report") on October 12, 2001. Completion of remedial activities occurred in the second quarter 2003.

Santa Fe Generating Station ("Santa Fe Station")

       See Note 13 - "Commitments and Contingencies - Santa Fe Generating Station" in the Notes to Consolidated Financial Statements.

Natural Gas Royalties Qui Tam Litigation

       See Note 13 - "Commitments and Contingencies - Natural Gas Royalties Qui Tam Litigation" in the Notes to Consolidated Financial Statements.

Citizen Suit Under the Clean Air Act

       See Note 13 - "Commitments and Contingencies - Citizen Suit Under the Clean Air Act" in the Notes to Consolidated Financial Statements.

California Attorney General Complaint

       See Note 13 - "Commitments and Contingencies - Western United States Wholesale Power Market - California Attorney General Complaint" in the Notes to Consolidated Financial Statements.

California Antitrust Litigation

       See Note 13 - "Commitments and Contingencies - Western United States Wholesale Power Market - California Antitrust Litigation" in the Notes to Consolidated Financial Statements.

San Angelo Electric Service Company ("SESCO") Matter

       See Note 13 - "Commitments and Contingencies - San Angelo Electric Service Company ("SESCO") Matter" in the Notes to Consolidated Financial Statements.






                           (Intentionally left blank)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF PNM RESOURCES

       Executive officers, their ages, offices held with PNM Resources since December 31, 2001 (effective date of the Holding Company):

       Name             Age              Office                                 Initial Effective Date
       ----             ---              ------                                 ----------------------

J. E. Sterba...........  48   Chairman, President and Chief Executive
                                 Officer                                           December 31, 2001

R. J. Flynn............  61   Executive Vice President and Chief
                              Operating Officer                                        July 23, 2002
                              Executive Vice President, Electric and Gas
                                 Services                                          December 31, 2001

A. A. Cobb.............  56   Senior Vice President, Peoples Services and
                                 Development                                       December 31, 2001

J. R. Loyack...........  40   Senior Vice President and Chief
                                 Financial Officer                                   January 1, 2003
                              Vice President, Controller and
                                 Chief Accounting Officer                          December 31, 2001

M. H. Maerki*..........  64   Senior Vice President, Corporate Strategy
                                and Development and President and
                                 Chief Executive Officer, Avistar, Inc.              January 1, 2003
                              Senior Vice President and Chief Financial
                                 Officer and President and Chief
                                 Executive Officer, Avistar, Inc.                  December 31, 2001

P. T. Ortiz............  54   Senior Vice President, General Counsel and
                                   Secretary                                       December 31, 2001

E. Padilla, Jr.........  50   Senior Vice President, Bulk Power
                                 Marketing and Development                         December 31, 2001

W.J. Real..............  55   Senior Vice President, Public Policy                     July 23, 2002
                              Executive Vice President, Power Production
                                 and Marketing                                     December 31, 2001

T. G. Sategna..........  50   Vice President and Corporate Controller,               October 31,2003
                              Controller, Utility Operations                         August 22, 2002
                              Controller, Electric and Gas                         December 31, 2001


(See Public Service Company of New Mexico on pages 23-24 for prior positions held).

     All officers are elected annually by the Board of Directors of the Holding Company.

*    As of February 27, 2004, M. H. Maerki retired from the company.

EXECUTIVE OFFICERS OF PUBLIC SERVICE COMPANY OF NEW MEXICO

       Executive officers, their ages, offices held with Public Service Company of New Mexico in the past five years, (or other companies if less than five years with PNM) and initial effective dates thereof, except as otherwise noted:

       Name             Age              Office                                 Initial Effective Date
       ----             ---              ------                                 ----------------------
J. E. Sterba........... 48   Chairman, President and Chief Executive
                                Officer                                              October 1, 2000
                             President and Chief Executive Officer                      June 6, 2000
                             President                                                 March 1, 2000
                             Executive Vice President, USEC, Inc.                  December 31, 1998
                             Executive Vice President and Chief
                                Operating Officer (of the Company)                    March 11, 1997
                             Senior Vice President, Bulk Power Services
                                (of the Company)                                    December 6, 1994

R. J. Flynn............ 61   Executive Vice President and Chief
                                Operating Officer                                      July 23, 2002
                             Executive Vice President, Electric and Gas
                                Services                                            January 18, 1999
                             Senior Vice President, Electric Services               December 1, 1994

A. A. Cobb............. 56   Senior Vice President, Peoples Services and
                                Development                                       September 11, 2001
                             Global Human Resources Officer,
                                Clientlogic                                        November 22, 1999
                             Executive Vice President, Human
                                Resources, Aames Financial                          February 2, 1999
                             Senior Vice President, Human Resources,
                              Aames Financial                                     November 1, 1996

J. R. Loyack........... 40   Senior Vice President and Chief
                                Financial Officer                                    January 1, 2003
                             Vice President, Controller and
                                Chief Accounting Officer                               July 19, 1999
                             Director, Financial Reporting,
                                Union Pacific Corporation                            October 1, 1998

P. T. Ortiz............ 54   Senior Vice President, General Counsel
                                and Secretary                                        August 10, 1999
                             Senior Vice President and General Counsel              January 18, 1999
                             Senior Vice President, Regulatory Policy,
                                General Counsel and Secretary                       December 7, 1993



       Name             Age              Office                                 Initial Effective Date
       ----             ---              ------                                 ----------------------

M. H. Maerki*........... 64   Senior Vice President, Corporate Strategy
                                and Development and President and
                                 Chief Executive Officer, Avistar, Inc.              January 1, 2003
                              Senior Vice President and Chief Financial
                                 Officer, and President and Chief
                                 Executive Officer, Avistar, Inc.                  eptember 14, 2001
                              Senior Vice President and Chief Financial
                                 Officer                                            December 7, 1993

E. Padilla, Jr.......... 50   Senior Vice President, Bulk Power
                                 Marketing and Development                          February 8, 2000
                              Vice President, Bulk Power Marketing
                                 and Development                                   December 14, 1996

W. J. Real.............. 55   Senior Vice President, Public Policy                     July 23, 2002
                              Executive Vice President, Power
                                 Production and Marketing                           January 18, 1999
                              Senior Vice President, Gas Services                   December 6, 1994

T. G. Sategna........... 50   Vice President and Corporate Controller               October 31, 2003
                              Controller, Utility Operations                         August 22, 2002
                              Controller, Electric and Gas Services                      May 4, 2000
                              Assistant Controller                                      June 4, 1993

---------------------

         The President is elected annually by the Holding Company Board of Directors. All other officers are elected annually by the Board of Directors of PNM.

*    As of February 27, 2004, M. H. Maerki retired from the company.








                           (Intentionally left blank)

                                     PART II

ITEM 5.       MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

       The Company's common stock is traded on the New York Stock Exchange. Ranges of sales prices of the Company's common stock, reported as composite transactions (Symbol: PNM), and dividends declared on the common stock for 2003 and 2002, by quarters, are as follows:

                                                Range of
    Quarter Ended                             Sales Prices
 ----------------------                 --------------------------   Dividends
                                            High          Low        Per Share
                                        --------------------------  -----------
 2003
    December 31 .......................    29.47         26.29         $0.23
    September 30 ......................    28.97         25.31          0.23
    June 30 ...........................    27.85         21.85          0.23
    March 31 ..........................    23.99         18.95          0.23
                                                                       -----
      Fiscal Year .....................    29.47         18.95         $0.92
                                                                       =====

 2002
    December 31 .......................    24.67         17.47         $0.22
    September 30 ......................    24.33         17.25          0.22
    June 30 ...........................    30.55         23.30          0.22
    March 31 ..........................    30.76         25.33          0.22
                                                                       -----
      Fiscal Year .....................    30.76         17.25         $0.88
                                                                       =====

       On December 17, 2003, the Company's Board of Directors ("Board") declared a quarterly cash dividend of $0.23 per share of common stock payable February 13, 2004 to the Company's shareholders of record as of February 2, 2004.

       On January 31, 2004, there were 14,762 holders of record of the Company's common stock.

       On February 17, 2004, the Holding Company's board of directors approved a 4.3% increase in the common stock dividend. The increase raised the quarterly dividend to $0.24 per share, for an indicated annual dividend of $0.96 per share.

       See "Part II. Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources - Dividends," for a discussion on the payment of future dividends.

       See Part III. Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters".

Cumulative Preferred Stock

       Although isolated sales of PNM's cumulative preferred stock have occurred in the past, PNM is not aware of any active trading market for its cumulative preferred stock. Quarterly cash dividends were paid on PNM's cumulative preferred stock at the stated rates during 2003 and 2002.

ITEM 6.       SELECTED FINANCIAL DATA

       The selected financial data and comparative operating statistics should be read in conjunction with the consolidated financial statements, the notes to consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                       PNM RESOURCES INC. AND SUBSIDIARIES

                                                          2003           2002            2001          2000           1999
                                                      -------------  -------------   -------------  ------------  -------------
                                                                 (In thousands except per share amounts and ratios)
Total Operating Revenues.............................  $1,455,714     $1,118,694      $2,254,178    $1,526,835     $1,121,362
Earnings from Continuing Operations..................  $   58,552     $   63,686      $  149,847    $  100,360     $   79,028
Net Earnings.........................................  $   95,173     $   63,686      $  149,847    $  100,360     $   82,569
Earnings per Common Share:
  Continuing Operations..............................  $     1.47     $     1.63      $     3.83    $     2.54     $     1.93
  Basic..............................................  $     2.39     $     1.63      $     3.83    $     2.54     $     2.01
  Diluted............................................  $     2.37     $     1.61      $     3.77    $     2.53     $     2.01
Cash Flow Data:
  Net cash flows provided from operating activities..  $  228,692     $   97,359      $  327,346    $  239,515     $  213,045
  Net cash flows used in investing activities........  $ (101,567)    $ (200,427)     $ (407,014)   $ (157,500)    $  (55,886)
  Net cash flows generated (used)
     by financing activities.........................  $ (118,133)    $   78,362      $      385    $  (94,723)    $  (98,040)
Total Assets.........................................  $3,378,629     $3,247,227      $3,127,602    $3,092,494     $2,911,731
Long-Term Debt, including current maturities.........  $  987,210     $  980,092      $  953,884    $  953,823     $  988,489
Common Stock Data:
  Market price per common share at year end..........  $   28.100     $   23.820      $   27.950    $   26.813     $   16.250
  Book value per common share at year end............  $    27.09     $    24.90      $    25.87    $    23.42     $    21.79
  Average number of common shares outstanding........      39,747         39,118          39,118        39,487         41,038
  Cash dividend declared per common share............  $     0.92     $     0.88      $     0.80    $     0.80     $     1.00
  Return on Average Common Equity....................         9.3%           6.4%           15.5%         11.1%           9.4%
Capitalization:
  Common stock equity................................        51.9%          49.5%           50.8%         48.6%          46.7%
  Preferred stock without mandatory redemption
    Requirements.....................................         0.6            0.7             0.6           0.7            0.7
  Long-term debt, less current maturities............        47.5           49.8            48.6          50.7           52.6
                                                      -------------  -------------  --------------  ------------  -------------
                                                           100.00%        100.00%         100.00%       100.00%        100.00%
                                                      =============  =============  ==============  ============  =============


              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

                                                   2003           2002            2001          2000           1999
                                               -------------  -------------   -------------  ------------  -------------
                                                          (In thousands except per share amounts and ratios)
Total Operating Revenues......................  $1,455,403     $1,117,290      $2,254,178    $1,526,835     $1,121,362
Earnings from Continuing Operations...........  $   59,978     $   62,216      $  150,433    $  100,360     $   79,028
Net Earnings..................................  $   96,013     $   61,630      $  149,847    $  100,360     $   82,569
Earnings per Common Share:
  Continuing Operations.......................         N/A            N/A      $     3.83    $     2.54     $     1.93
  Basic.......................................         N/A            N/A      $     3.83    $     2.54     $     2.01
  Diluted.....................................         N/A            N/A      $     3.77    $     2.53     $     2.01
Total Assets..................................  $3,299,304     $3,074,768      $3,127,602    $3,092,494     $2,911,731
Long-Term Debt, including current maturities..  $  987,210     $  953,940      $  953,884    $  953,823     $  988,489
  Cash dividend declared per common share.....         N/A            N/A      $     0.80    $     0.80     $     1.00





                           (Intentionally left blank)

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO
                        COMPARATIVE OPERATING STATISTICS

                                                  2003           2002            2001           2000           1999
                                             --------------- --------------  -------------- -------------- -------------
Utility Operations Sales:
Energy Sales--KWh (in thousands):
  Residential...............................      2,405,488      2,298,542       2,197,889      2,171,945     2,027,589
  Commercial................................      3,379,147      3,254,576       3,213,208      3,133,996     2,981,656
  Industrial................................      1,346,940      1,612,723       1,603,266      1,544,367     1,559,155
  Other ultimate customers..................        221,137        240,665         240,934        238,635       235,183
                                             --------------- --------------  -------------- -------------- -------------
    Total KWh sales.........................      7,352,712      7,406,506       7,255,297      7,088,943     6,803,583
                                             =============== ==============  ============== ============== =============
Gas Throughput--Decatherms (in thousands):
  Residential...............................         27,416         29,627          27,848         28,810        32,121
  Commercial................................         10,810         12,009          10,421          9,859        11,106
  Industrial................................            485            749           3,920          5,038         2,338
  Other.....................................          5,510          4,807           4,355          6,426         6,538
                                             --------------- --------------  -------------- -------------- -------------
    Total gas sales.........................         44,221         47,192          46,544         50,133        52,103
  Transportation throughput.................         50,756         44,889          51,395         44,871        40,161
                                             --------------- --------------  -------------- -------------- -------------
    Total gas throughput....................         94,977         92,081          97,939         95,004        92,264
                                             =============== ==============  ============== ============== =============
Revenues (in thousands):
Electric Revenues:
  Residential...............................      $ 203,710      $ 197,174       $ 187,600      $ 186,133     $ 184,088
  Commercial................................        252,876        247,800         242,372        238,243       238,830
  Industrial................................         67,388         82,009          82,752         79,671        85,828
  Other ultimate customers..................         14,069         14,942          14,795         14,618        13,777
                                             --------------- --------------  -------------- -------------- -------------
    Total revenues to ultimate customers....        538,043        541,925         527,519        518,665       522,523
  Transmission revenues.....................         19,453         23,150          26,553         16,855        15,519
  Miscellaneous electric revenues...........          5,807          5,014           5,154          3,163         2,826
                                             --------------- --------------  -------------- -------------- -------------
    Total electric revenues.................      $ 563,303      $ 570,089       $ 559,226      $ 538,683     $ 540,868
                                             --------------- --------------  -------------- -------------- -------------
Gas Revenues:
  Residential...............................      $ 226,799      $ 176,284       $ 221,409      $ 203,208     $ 160,311
  Commercial................................         72,269         53,734          65,654         56,283        39,311
  Industrial................................          2,820          2,872          27,519         24,206         8,550
  Other.....................................         37,473         26,781          36,495         37,360        26,168
                                             --------------- --------------  -------------- -------------- -------------
  Revenues from gas sales...................        339,361        259,671         351,077        321,057       234,340
  Transportation............................         18,906         17,735          20,188         14,163        12,390
                                             --------------- --------------  -------------- -------------- -------------
    Total gas revenues......................      $ 358,267      $ 277,406       $ 371,265      $ 335,220     $ 246,730
                                             --------------- --------------  -------------- -------------- -------------
         Total Utility Revenues.............      $ 921,570      $ 847,495       $ 930,491      $ 873,903     $ 787,598
                                             =============== ==============  ============== ============== =============


                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO
                        COMPARATIVE OPERATING STATISTICS

                                                  2003           2002            2001           2000           1999
                                             --------------- --------------  -------------- -------------- -------------
Utility Customers at Year End:
Electric:
  Residential...............................       358,099        345,588         340,656        332,332       321,949
  Commercial................................        42,391         41,092          40,065         39,525        38,435
  Industrial................................           296            311             377            371           375
  Other ultimate customers..................           822            796             924            625           625
                                             --------------- --------------  -------------- -------------- -------------
    Total ultimate customers................       401,608        387,787         382,022        372,853       361,384
  Sales for Resale..........................            72             76              79             81            83
                                             --------------- --------------  -------------- -------------- -------------
    Total customers.........................       401,680        387,863         382,101        372,934       361,467
                                             =============== ==============  ============== ============== =============
Gas:
  Residential...............................       421,104        411,642         404,753        398,623       390,428
  Commercial................................        34,645         35,194          32,894         32,626        32,116
  Industrial................................            46             58              50             50            51
  Other.....................................         2,983          3,664           3,528          3,612         3,688
  Transportation............................            40             27              34             32            32
                                             --------------- --------------  -------------- -------------- -------------
    Total customers.........................       458,818        450,585         441,259        434,943       426,315
                                             =============== ==============  ============== ============== =============
Wholesale Operations Sales:
Energy Sales--MWh:
  Long-term contracts.......................     2,719,432        844,168       1,463,031        330,003     1,185,916
  Forward sales.............................     3,237,525              -               -              -             -
  Short-term sales..........................     5,531,019      7,269,242      10,596,004     10,213,725     8,585,705
                                             --------------- --------------  -------------- -------------- -------------
    Total sales to ultimate customers.......    11,487,976      8,113,410      12,059,035     10,543,728     9,771,621
                                             =============== ==============  ============== ============== =============
Revenues (in thousands):
  Long-term contracts.......................     $ 147,447       $ 58,546      $   77,250      $  87,731     $  66,353
  Forward sales.............................       151,543          3,575          (2,572)       (14,768)       (2,300)
  Short-term sales..........................       234,843        207,674       1,247,471        577,811       260,856
                                             --------------- --------------  -------------- -------------- -------------
    Total wholesale revenues................     $ 533,833       $269,795      $1,322,149      $ 650,774     $ 324,909
                                             =============== ==============  ============== ============== =============
Customers at Year End:
Wholesale...................................            72             76              79             81            83
                                             =============== ==============  ============== ============== =============
Generation Statistics:
Reliable Net Capability--KW.................      1,742,000      1,734,000       1,521,000      1,521,000     1,521,000
Coincidental Peak Demand--KW................      1,661,000      1,456,000       1,397,000      1,368,000     1,291,000
Average Fuel Cost per Million BTU...........      $ 1.4120       $ 1.3910       $  1.6007      $  1.3827     $  1.3169
BTU per KWh of Net Generation...............        10,854         10,568          10,549         10,547        10,490

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The Management's Discussion and Analysis of Financial Condition and Results of Operations for PNM Resources, Inc. ("Holding Company") and Subsidiaries and Public Service Company of New Mexico ("PNM") and Subsidiaries is presented on a combined basis. The Holding Company performs substantially all of the corporate activities of PNM. These activities are billed to PNM on a cost basis to the extent they are for the corporate management of PNM and are allocated to the operating segments. In January 2002, Avistar and certain inactive subsidiaries were dividended by PNM to the Holding Company pursuant to an order from the PRC. The business of PNM constitutes substantially all of the business of the Company. Therefore, the results of operations of PNM are virtually identical to the consolidated results of the Holding Company and all its subsidiaries. For discussion purposes, this report will use the term "Company" when discussing matters of common applicability to the Holding Company and Subsidiaries and PNM. Readers of Management's Discussion and Analysis of Financial Condition and Results of Operations should assume that the information presented applies to consolidated results of operations of both the Holding Company and its subsidiaries, including PNM, except where the context or references clearly indicate otherwise. Discussions regarding specific contractual obligations generally reference the company that is legally obligated. In the case of contractual obligations of PNM, these obligations are consolidated with the Holding Company and its subsidiaries under GAAP. Broader operational discussions refer to the Company.

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

                              COMPETITIVE STRATEGY

       The Company is positioned as a "merchant utility," primarily operating as a regulated energy service provider. The Company is also engaged in the sale and marketing of electricity in the competitive energy marketplace. As a utility, PNM has an obligation to serve its customers under the jurisdiction of the PRC. As a wholesale electricity provider, PNM markets excess production from the utility, as well as unregulated generation, into a competitive marketplace. As part of its electric wholesale power operation, it purchases wholesale electricity in the open market for future resale or to provide energy to retail customers in New Mexico when the Company's generation assets cannot satisfy demand. The wholesale operations utilize a net asset-backed strategy, whereby the Company's aggregate net open position for the sale of electricity is covered by the Company's forecasted excess generation capabilities.

       As it currently operates, the Company's principal business segments, whose operating results are regularly reviewed by the Company's management, are Utility Operations and Wholesale Operations ("Wholesale"). Utility Operations include Electric Services ("Electric"), Gas Services ("Gas") and Transmission Services ("Transmission"). These segments model the resource allocations as mandated in the Global Electric Agreement (see Note 13 - "Commitments and Contingencies - Global Electric Agreement" in the Notes to Consolidated Financial Statements). Electric consists of the distribution and generation of electricity for retail electric customers in New Mexico. Gas includes the transportation and distribution of natural gas to end-users. Transmission consists of the transmission of electricity to third parties as well as to Electric and Wholesale. Wholesale consists of the generation and sale of electricity into the wholesale market based on three product lines, that include long-term contracts, forward sales and short-term sales.

       The Utility Operations strategy is directed at supplying reasonably priced and reliable energy to retail customers through customer-driven operational excellence, high quality customer service, cost efficient processes, and improved overall organizational performance.

       The Wholesale Operations strategy calls for increased net asset-backed energy sales supported by long-term contracts and the wholesale market, whereby the Company's aggregate net open forward electric sales position, including short term sales, forward sales and long-term contracts, is covered by its forecasted excess generation capacity. The net asset-backed sales are actively monitored by management by the use of stringent risk management policies. The Company's future growth plans call for approximately 75% of its new generation portfolio to be committed through long-term contracts as required by the Global Electric Agreement. Growth will be dependent on market development and on the Company's ability to generate funds for the Company's future expansion. Although the current economic environment has led the Company to scale back its expansion plans, the Company will continue to operate in the wholesale market and seek reasonably priced asset additions. Expansion of the Company's generating portfolio will depend on the Company's ability to acquire favorably priced assets at strategic locations and to secure long-term commitments for the purchase of power from the acquired plants.

                                 OVERALL OUTLOOK

       Earnings growth in 2003 was primarily due to the addition of new long-term power contracts, coupled with customer growth in the Company's Utility Operations and the Company's ongoing cost control efforts. The gains made in the Company's Wholesale Operations more than offset a retail electric rate reduction that took effect in September and a reduction in gas utility revenues due to warmer weather in 2003.

       Wholesale Operations was the biggest contributor to the Company's earnings growth in 2003, aided by a more stable price environment. The Company continued to grow its wholesale sales by adding long-term contracts to ensure a reliable and sustainable revenue source to support its Wholesale Operations. In 2003, the Company added more than 330 MW's of new long-term contracts, of which contracts for 57 MW's were added in late 2003 or do not commence until 2004. In addition, the Company added 200 MW of generating capacity in 2003 to support retail and enhance wholesale operations. These developments allowed the Company to improve its velocity, the Company's ability to repurchase and remarket previously sold capacity. The Company's velocity ratio, which is defined as total electric wholesale and retail sales divided by total output of its generation plants, increased to 1.9 in 2003 from 1.6 in 2002. These gains were partially offset by extended scheduled outages and unplanned outages at SJGS and PVNGS and the associated increases in purchase power costs.

       Retail Operations also contributed to the Company's earnings growth with increased load growth of 3% in Electric and 2% in Gas. The Company benefited from improved efficiencies and cost cutting measures, including lower power production costs. On an operations and maintenance expense ("O&M") per revenue unit of sale basis, the Company's O&M costs decreased significantly from $0.0172 in 2002 to $0.0154 in 2003. The year 2003 was one of the warmest in recent New Mexico history. The warmer temperatures increased retail electric sales during the summer months but significantly reduced demand for natural gas during the colder months.

       Certain developments affecting the Company, and which will have a more meaningful impact on its operating results in 2004 are as follows:

       o On January 13, 2004, PRC approved a $22 million revenue increase for the Company's gas utility. Increased rates for commercial customers took effect immediately, while the increase for residential customers will begin April 1, 2004.
       o On December 22, 2003, the Company entered into an agreement to provide an Arizona municipal utility with up to 35 MW of power. The ten year contract is expected to produce about $6.5 million in revenues for the Company in 2004.
       o In the fourth quarter of 2003, the coal mine operations that supply SJGS reached commercial operation status. In addition, the mine completed on schedule its first long-wall mine change-over to a new area of the coal seam. Coal costs in 2003 were significantly lower than in 2002, and although coal costs cannot be predicted with certainty, the Company currently estimates that coal costs will remain lower in 2004 than average 2002 levels.

       In 2004, the Company intends to continue its efforts to expand its wholesale business by building on existing relationships and forming new relationships with long-term contract customers. The Company expects its 2004 earnings to benefit from higher gas rates, forecasted lower fuel costs from the new SJGS underground mine and planned productivity improvements. Other factors that will be critical to achieving earnings goals in 2004 include continued stable wholesale market prices and improved plant performance.

                              RESULTS OF OPERATIONS

      YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

Consolidated

       The Company's net earnings for the year ended December 31, 2003 were $95.2 million or $2.37 per diluted share of common stock, a 49.5% increase in net earnings compared to $63.7 million or $1.61 per diluted share of common stock in 2002. This increase primarily reflects the cumulative effect of a change in accounting principle for the adoption of SFAS 143 of $37.4 million, net of income taxes, and improved operating performance. This increase was partially offset by the write-off of transition costs of $16.7 million, net of income taxes, that resulted from the repeal of electric deregulation in New Mexico in the first quarter of 2003 and a write-off of $16.6 million, net of income taxes, for costs related to long-term debt refinancing.

       The following discussion is based on the methodology that the Company's management uses for making operating decisions and assessing performance of its various business activities. As such, these statements report operating results without regard to the effect of accounting or regulatory changes, and similar one-time items not related to normal operations. See Note 2 - "Segment Information" in the Notes to Consolidated Financial Statements for additional information regarding these results and the consolidated financial statements.

       In addition, adjustments related to EITF Issue 02-03 "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities" and 03-11 "Reporting Realized Gains and Losses on Derivative Instruments that are subject to FASB statement No. 133 and Not Held for Trading Purposes" are excluded. These accounting pronouncements require a net presentation of trading gains and losses and realized gains and loss for certain non-trading derivatives. Management evaluates wholesale operations on a gross presentation basis due to its net-asset-backed marketing strategy and the importance it places on velocity.

       Corporate costs, income taxes and non-operating items are discussed only on a consolidated basis and are in conformity with the presentation in the consolidated financial statements.






                           (Intentionally left blank)

Utility Operations

Electric

       The table below sets forth the operating results for Electric.

                                                         Year Ended
                                                        December 31,
                                             -----------------------------------
                                                  2003               2002           Variance
                                             ----------------   ----------------  -------------
                                                              (In thousands)
Operating revenues:                                $543,850         $ 546,939         $(3,089)
Less: Cost of energy.......................         204,610           194,138          10,472
       Intersegment energy transfer........        (32,474)           (29,155)         (3,319)
                                             ----------------   ---------------   -------------
Gross margin...............................         371,714           381,956         (10,242)
                                             ----------------   ---------------   -------------
Energy production costs....................         107,683           113,257          (5,574)
Distribution O&M...........................          19,249            19,987            (738)
Customer related expense...................          15,524            17,372          (1,848)
Administrative and general.................           5,362             5,408             (46)
                                             ----------------   ---------------   -------------
  Total non-fuel O&M.......................         147,818           156,024          (8,206)
Corporate allocation.......................          65,071            52,878          12,193
Depreciation and amortization..............          63,428            59,654           3,774
Taxes other than income taxes..............          17,937            18,251            (314)
Income taxes...............................          20,873            26,779          (5,906)
                                             ----------------   ---------------   -------------
  Total non-fuel operating expenses........         315,127           313,586            1,541
                                             ----------------   ---------------   -------------
Operating income...........................        $ 56,587          $ 68,370        $(11,783)
                                             ----------------   ---------------   -------------

       The following table shows electric revenues by customer class and average customers:

                            Electric Retail Revenues

                                          Year Ended
                                         December 31,
                                     2003           2002          Variance
                                 -------------  -------------  --------------
                                                (In thousands)
   Residential................      $ 203,710      $ 197,174        $ 6,536
   Commercial.................        252,876        247,800          5,076
   Industrial.................         67,388         82,009        (14,621)
   Other......................         19,876         19,956            (80)
                                 -------------  -------------  --------------
                                    $ 543,850       $546,939        $(3,089)
                                 =============  =============  ==============
   Average customers..........        396,303        384,478         11,825
                                 =============  =============  ==============

       The following table shows electric sales by customer class:

                                 Electric Sales

                                          Year Ended
                                         December 31,
                                     2003           2002          Variance
                                 -------------  -------------  --------------
                                                (Megawatt hours)
    Residential...............      2,405,488      2,298,542        106,946
    Commercial................      3,379,147      3,254,576        124,571
    Industrial................      1,346,940      1,612,723       (265,783)
    Other.....................        247,255        267,070        (19,815)
                                 -------------  -------------  --------------
                                    7,378,830      7,432,911        (54,081)
                                 =============  =============  ==============

       Operating revenues decreased $3.1 million or 0.6% over the prior year period primarily due to the transfer of a significant customer from retail to wholesale electric rates in the first quarter of 2003 and a 4% retail electric rate reduction, which became effective in September 2003. Rates will decrease again by 2.5% in September 2005 and remain at that level through 2007. The customer transfer reduced retail revenues $14.3 million. The rate reduction resulted in a decrease in revenues of approximately $6.9 million. These decreases were partially offset by average customer growth of approximately 3.1%. After adjusting 2002 MWh sales for the transfer of the significant customer from retail to wholesale for comparative purposes, retail electric MWh sales increased due to customer growth.

       The gross margin, or operating revenues minus cost of energy sold and intersegment energy transfer, decreased $10.2 million or 2.7% over the prior year period. This decrease is due primarily to the rate decrease, an increase in cost of energy due to outages at Palo Verde Nuclear Generating Station ("PVNGS") Unit 2 during the fourth quarter of 2003 for a steam-generator replacement project, and the customer transfer described above of $12.8 million. These decreases were partially offset by customer growth and lower cost of generation.

       Total non-fuel O&M expenses decreased $8.2 million or 5.3% over the prior year period. Energy production costs decreased $5.6 million or 4.9% primarily due to 2002 outages at the Four Corners Power Plant ("Four Corners") and Reeves Generating Station ("Reeves"), which did not recur in 2003, for $1.3 million and $1.0 million, respectively and reduced PVNGS plant maintenance costs of $0.5 million due to increased capitalized expenditures related to the steam-generator replacement project. Customer-related expense decreased $1.8 million or 10.6% due to decreased bad debt expense as a result of continued collection efforts and the favorable outcome of a customer bankruptcy proceeding. Depreciation and amortization increased $3.8 million or 6.3% due to a higher depreciable plant base for new service delivery. In addition, lower energy production costs related to decreased decommissioning expenses of $2.7 million were mostly offset by an increase in depreciation expense of $2.2 million for the change in accounting for costs related to asset retirement obligations as required by SFAS 143

Gas

       The table below sets forth the operating results for Gas.

                                                     Year Ended
                                                    December 31,
                                           --------------------------------
                                                2003             2002            Variance
                                           ---------------   --------------   ---------------
                                                            (In thousands)
Operating revenues.......................       $358,267         $277,406          $ 80,861
Less: Cost of energy.....................        228,345          144,333            84,012
                                           ---------------   --------------   ---------------
Gross margin.............................        129,922          133,073            (3,151)
                                           ---------------   --------------   ---------------
Energy production costs..................          1,930            1,937                (7)
Transmission and distribution O&M........         29,515           29,306               209
Customer related expense.................         16,832           16,607               225
Administrative and general...............          2,040            2,943              (903)
                                           ---------------   --------------   ---------------
  Total non-fuel O&M.....................         50,317           50,793              (476)
Corporate allocation.....................         40,363           33,516             6,847
Depreciation and amortization............         22,186           20,673             1,513
Taxes other than income taxes............          6,886            7,716              (830)
Income taxes.............................         (1,281)           2,703            (3,984)
                                           ---------------   --------------   ---------------
  Total non-fuel operating expenses......        118,471          115,401             3,070
                                           ---------------   --------------   ---------------
Operating income.........................       $ 11,451         $ 17,672          $ (6,221)
                                           ---------------   --------------   ---------------

       The following table shows gas revenues by customer and average customers:

                                  Gas Revenues

                                          Year Ended
                                         December 31,
                                     2003           2002          Variance
                                 -------------  -------------  --------------
                                                (In thousands)
    Residential...............       $226,799       $176,284       $ 50,515
    Commercial................         72,269         53,734         18,535
    Industrial................          2,820          2,872            (52)
    Transportation*...........         18,906         17,735          1,171
    Other.....................         37,473         26,781         10,692
                                 -------------  -------------  --------------
                                     $358,267       $277,406       $ 80,861
                                 =============  =============  ==============
    Average customers.........        452,328        443,396          8,932
                                 =============  =============  ==============

   *Customer-owned gas.

       The following table shows gas throughput by customer class:

                                 Gas Throughput

                                        Year Ended
                                       December 31,
                                   2003           2002          Variance
                               -------------  -------------  --------------
                                         (Thousands of decatherms)
  Residential...............         27,416         29,627         (2,211)
  Commercial................         10,810         12,009         (1,199)
  Industrial................            485            749           (264)
  Transportation*...........         50,756         44,889          5,867
  Other.....................          5,510          4,807            703
                               -------------  -------------  --------------
                                     94,977         92,081          2,896
                               =============  =============  ==============

       *Customer-owned gas.

       Operating revenues increased $80.9 million or 29.2% over the prior year period to $358.3 million, primarily because of higher natural gas prices in 2003 as compared to 2002. PNM purchases natural gas in the open market and resells it at cost of purchase to its retail gas distribution customers. As a result, increases or decreases in gas revenues driven by gas costs do not impact the Company's consolidated gross margin or earnings.

       The gross margin, or operating revenues minus cost of energy sold, decreased $3.2 million or 2.4% over the prior year period. This decrease is due mainly to the expiration in January 2003 of a rate rider for the recovery of certain costs of $4.1 million. The price decrease was offset by an increase in volume. Transportation throughput increased by 5.9 million decatherms, or 13.1% driven by gas pipe line extensions, increasing off-system sales. Despite customer growth of 2.0%, volume from other customers decreased 3.0 million decatherms, or 6.3% caused by warmer weather in 2003. In January 2004, the PRC approved a cost of service gas rate increase, which will improve gas earnings by approximately $22 million annually. The Company estimates that approximately two-thirds of this increase will be realized in 2004 earnings due to a delay in implementing the residential increase until April 2004.

       Total non-fuel O&M expenses decreased $0.5 million or 0.9% over the prior year period. Administrative and general costs decreased $0.9 million or 30.7% primarily due to lower consulting costs of $1.0 million. Depreciation and amortization increased $1.5 million or 7.3% due to a higher depreciable plant base for new service delivery and transportation gas line extensions. Taxes other than income taxes decreased $0.8 million or 10.8% due to a decrease in property tax of $0.2 million as a result of a change in assessed values and a decrease in PRC supervision and lower inspection fees of $0.6 million.

Transmission

       The table below sets forth the operating results for Transmission.

                                                       Year Ended
                                                      December 31,
                                           -----------------------------------
                                                 2003               2002           Variance
                                           -----------------    --------------   --------------
                                                                (In thousands)
 Operating revenues:
   External customers.....................        $ 19,453          $ 23,150         $ (3,697)
   Intersegment revenues..................          32,499            31,950              549
                                           -----------------   ---------------   --------------
   Total revenues.........................          51,952            55,100           (3,148)
 Less: Cost of energy.....................           4,255             3,888              367
                                           -----------------   ---------------   --------------
 Gross margin.............................          47,697            51,212           (3,515)
                                           -----------------   ---------------   --------------
 Energy production costs..................           1,051               690              361
 Transmission O&M.........................          12,347            14,531           (2,184)
 Customer related expense.................              19                 9               10
 Administrative and general...............           1,610             2,216             (606)
                                           -----------------   ---------------   --------------
   Total non-fuel O&M.....................          15,027            17,446           (2,419)
 Corporate allocation.....................           5,387             4,703              684
 Depreciation and amortization............          10,104             8,741            1,363
 Taxes other than income taxes............           2,583             2,464              119
 Income taxes.............................           3,179             4,699           (1,520)
                                           -----------------   ---------------   --------------
   Total non-fuel operating expenses......          36,280            38,053           (1,773)
                                           -----------------   ---------------   --------------
 Operating income.........................        $ 11,417          $ 13,159         $ (1,742)
                                           -----------------   ---------------   --------------

       Operating revenues decreased $3.1 million or 5.7% over the prior year period primarily due to lower demand for wheeling of $7.4 million to California from Arizona as a result of lower demand in the California market, partially offset by increased demand for wheeling in New Mexico of $1.7 million and $2.3 million in new 2003 contract revenue. This contract was not renewed for 2004. Cost of energy represents purchased transmission to support transmission offerings. This cost and the resulting gross margin do not fully represent cost of services as these purchases are incidental to the services provided.

       Total non-fuel O&M expenses decreased $2.4 million or 13.9% over the prior year period. Transmission O&M decreased $2.2 million or 15.0% due to a decrease in lease costs of $3.3 million for the EIP transmission line, a portion of which was repurchased in April 2003, offset by increased maintenance costs incurred for reliability purposes. Depreciation and amortization increased $1.4 million or 15.6% primarily due to the purchase of additional transmission lines.

Wholesale

       The table below sets forth the operating results for Wholesale.

                                                            Year Ended
                                                           December 31,
                                                 ----------------------------------
                                                      2003               2002            Variance
                                                 ---------------     --------------   ---------------
                                                                     (In thousands)
   Operating revenues:
     External sales...........................        $548,847          $ 343,780          $205,067
     Intersegment sales.......................           1,535                  -             1,535
                                                 ---------------    ---------------   ---------------
     Total revenues...........................         550,382            343,780           206,602
   Less: Cost of energy.......................         414,550            262,517           152,033
          Intersegment energy transfer........          32,474             29,155             3,319
                                                 ---------------    ---------------   ---------------
   Gross margin...............................         103,358             52,108            51,250
                                                 ---------------    ---------------   ---------------
   Energy production costs....................          29,919             32,507            (2,588)
   Transmission and distribution O&M..........              59                 45                14
   Customer related expense...................             711                754               (43)
   Administrative and general.................           8,390              3,199             5,191
                                                 ---------------    ---------------   ---------------
     Total non-fuel O&M.......................          39,079             36,505             2,574
   Corporate allocation.......................           5,673              4,023             1,650
   Depreciation and amortization..............          14,230              8,808             5,422
   Taxes other than income taxes..............           3,263              2,619               644
   Income taxes...............................          10,116             (3,245)           13,361
                                                 ---------------    ---------------   ---------------
     Total non-fuel operating expenses........          72,361             48,710            23,651
                                                 ---------------    ---------------   ---------------
   Operating income...........................        $ 30,997            $ 3,398          $ 27,599
                                                 ---------------    ---------------   ---------------

       The following table shows revenues by customer class:

                               Wholesale Revenues

                                           Year Ended
                                          December 31,
                                      2003           2002          Variance
                                  -------------  -------------  --------------
                                                 (In thousands)
     Long-term contracts.......       $147,447        $58,546         $88,901
     Forward sales*............        166,557         77,560          88,997
     Short-term sales..........        234,843        207,674          27,169
     Intersegment sales........          1,535              -           1,535
                                  -------------  -------------  --------------
                                      $550,382       $343,780        $206,602
                                  =============  =============  ==============

       *Includes mark-to-market gains/(losses).

       The following table shows sales by customer class:

                                 Wholesale Sales

                                         Year Ended
                                        December 31,
                                    2003            2002          Variance
                               --------------  --------------  --------------
                                              (Megawatt hours)
  Long-term contracts.......       2,719,432         844,169      1,875,263
  Forward sales.............       3,597,325       1,336,745      2,260,580
  Short-term sales..........       5,531,019       7,269,240     (1,738,221)
                               --------------  --------------  --------------
                                  11,847,776       9,450,154      2,397,622
                               ==============  ==============  ==============

       Operating revenues increased $206.6 million or 60.1% over the prior year period to $550.4 million. This increase in wholesale electric sales primarily reflects additional long-term contract sales and more stable wholesale market conditions. The Company sold wholesale (bulk) power of 11.8 million MWh of electricity for the year ended December 31, 2003, compared to 9.5 million MWh for 2002.

       The gross margin, or operating revenues minus cost of energy sold and intersegment energy transfer, increased $51.3 million or 98.4% over the prior year period. A higher gross margin was achieved primarily by additional long-term sales under new and existing contracts, a return to more stable market prices and improved market liquidity. The addition of 273 MW of long-term contracts added $37.4 million or 72.9% of the total gross margin increase for the year. In December 2003 and January 2004, the Company added an additional 57 MW of long-term contracts. In addition, long-term contract margin increased due to the transfer of a significant customer from retail to wholesale. Forward sales margin increased $14.3 million or 27.9% of the total gross margin increase reflecting higher prices. The average price realized by the Company on its forward sales was $46 per MWh in 2003, compared to $37 per MWh in 2002. Liquidity returning to the market helped drive improvement of forward sales, as the Company had velocity of 1.9 vs. 1.6 a year ago. Short-term sales margin decreased $0.4 million or 0.8% of total gross margin due to lower volume from retail growth, increased long-term sales contracts and fewer available resources caused by a significant outage schedule in 2003, mostly offset by higher prices. The average price realized by the Company on its short-term sales was $42 per MWh in 2003, compared to $29 per MWh in 2002. Overall open market sales (forward and short-term sales) averaged $44 per MWh in 2003 versus $33 per MWh in 2002. This increase was partially offset by increased purchased power costs resulting fromthe 2003 outage schedule, which reduced availability of generation for wholesale sales. In addition, the Company had to buy power in the open market at higher prices to cover its contractual obligations, which resulted in increased purchased power costs of $20.5 million. The Company had a favorable change in the unrealized mark-to-market position of the forward sales portfolio of $1.0 million period-over-period ($3.5 million gain in 2003 versus $2.5 million gain in 2002).

       Total non-fuel O&M expenses increased $2.6 million or 7.1% over the prior year period. Energy production costs decreased $2.6 million or 8.0% primarily due to decreased decommissioning costs of $3.1 million and prior period, non-recurring engineering costs of $4.0 million related to the start-up of the

Afton plant. These cost decreases were offset by increases of $2.3 million for the operation of the new Afton and Lordsburg gas fired facilities and $1.8 million due to increased Palo Verde Unit 3 outages. Administrative and general costs increased $5.2 million or 162.3% primarily due to transportation and storage costs of $1.2 million turbines that will be utilized in future construction for merchant plant growth and increased pension and benefits costs of $4.0 million at SJGS and PVNGS. Depreciation and amortization increased $5.4 million or 61.6% primarily due to the addition of Lordsburg and Afton, which added $3.6 million of depreciation expense and an increase of $1.6 million for the change in accounting for asset retirement obligations as required by SFAS
143. Taxes other than income taxes increased $0.6 million or 24.6% primarily due to increased property taxes from the addition of Afton and Lordsburg.

Corporate and Other

       Corporate administrative and general expenses, which represent costs that are driven primarily by corporate-level activities, is allocated to the business segments and is presented in the corporate allocation line item in the segment statements. These costs increased $19.7 million or 22.4% over the prior year period to $107.9 million. This increase was due to increased pension and benefits expense of $17.9 million, resulting from lower prior-year returns on pension investments and increasing healthcare costs. Consulting expenses increased $1.5 million primarily for Sarbanes-Oxley Act compliance and other strategic corporate initiatives.

       Taxes other than income decreased $2.5 million, or 79.6% over the prior year period due to the favorable resolution of certain outstanding tax issues and a decrease in social security taxes from lower payroll costs.

Consolidated

Other Income and Deductions

       Other income increased $4.3 million or 9.0% over the prior year period reflecting higher year-over-year returns on investments of $6.3 million, and an increase in the equity component of AFUDC of $2.6 million. These increases were offset by decreased interest income of $4.5 million due to the redemption of short-term investments early in 2003. Cash from the redemption of these investments was primarily used for the Company's retirement of the EIP long-term debt, debt refinancing, repayment of short-term debt and pension funding (see "Liquidity" below).

       Other deductions increased $33.8 million over the prior year period primarily due to a charge of $16.7 million in 2003 for the write-off of transition costs due to the repeal of deregulation in New Mexico and a write-off of $16.6 million for costs related to long-term debt refinancing (see "Financing Activities" below).

Interest Expense

       Interest expense increased $4.8 million or 7.8% over the prior year period primarily due to decreased capitalized interest of $3.9 million from the completion of the Afton and Lordsburg gas-fired plants in southern New Mexico. Higher average short term borrowing levels also contributed to the increase.

Income Taxes

       The Company's consolidated income tax expense before the cumulative effect of a change in accounting principle was $27.9 million for the year ended December 31, 2003, compared to $33.0 million for the prior year period. The decrease was due to the impact of lower pre-tax earnings. The Company's effective income tax rates for the years ended December 31, 2003 and 2002 were 32.05% and 33.95%, respectively. The decrease in the effective tax rate, year-over-year, was due to an increase in permanent tax differences, resulting from AFUDC and research and development credits in 2003.

Cumulative Effect of a Change in Accounting Principle

       Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). The effect of the initial application of the new standard is reported as a cumulative effect of a change in accounting principle. As a result, the Company recorded income, net of income taxes, of approximately $37.4 million, or $0.93 per diluted common share, representing amounts expensed in prior years for its asset retirement obligations in excess of the actual legal obligations as established under the new accounting standard.

       In 2003, the Company changed its valuation date for its pension and post retirement benefits plans from September 30 to December 31 to better reflect the actual plan balances as of the Company's year end balance sheet date. The effect of the change in the pension plans' valuation date is reported as a cumulative effect of a change in accounting principle. The Company recorded additional expense, net of income taxes, of approximately $0.8 million, or $0.02 per diluted common share reflecting the effect of changing the valuation date.

      YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

Consolidated

       The Company's net earnings available to common shareholders for the year ended December 31, 2002 were $63.7 million, a 57.5% decrease in net earnings from $149.8 million in 2001. This decrease primarily reflected the slowdown in the wholesale electric market, where both prices and market liquidity were significantly lower than the prior year. Despite the slowdown in the wholesale electric market, PNM's electric utility operations recorded a gross margin growth of 4.5%. This growth came from a combination of load growth and utilization of lower cost generation demonstrating the balance that the regulated utility can provide in the Company's "merchant utility" strategy.

       The following discussion is based on the methodology that the Company's management uses for making operating decisions and assessing performance of its various business activities. As such, these statements report operating results without regard to the effect of accounting or regulatory changes, and similar one-time items not related to normal operations. See Note 2 - "Segment Information" in the Notes to Consolidated Financial Statements for reconciliation between these results and the consolidated financial statements.

       Corporate costs, income taxes and non-operating items are discussed only on a consolidated basis and are in conformity with the presentation in the consolidated financial statements.

Electric

       The table below sets forth the operating results for Electric.

                                                 Year Ended December 31,
                                             ---------------------------------
                                                 2002               2001            Variance
                                             --------------     --------------    -------------
                                                              (In thousands)
 Operating revenues.......................      $ 546,939           $532,673          $14,266
 Less: Cost of energy.....................        194,138            189,055            5,083
        Energy transfer...................        (29,155)           (21,999)          (7,156)
                                             --------------     --------------   --------------
 Gross margin.............................        381,956            365,617           16,339
                                             --------------     --------------   --------------
 Energy production costs..................        113,257            120,353           (7,096)
 Distribution O&M.........................         19,987             20,712             (725)
 Customer related expense.................         17,372             19,388           (2,016)
 Administrative and general...............          5,408              8,398           (2,990)
                                             --------------     --------------   --------------
    Total non-fuel O&M.....................       156,024            168,851          (12,827)
 Corporate allocation.....................         52,878             54,488           (1,610)
 Depreciation and amortization............         59,654             59,352              302
 Taxes other than income taxes............         18,251             16,272            1,979
 Income taxes.............................         26,779             13,788           12,991
                                             --------------     --------------   --------------
   Total non-fuel operating expenses......        313,586            312,751              835
                                             --------------     --------------   --------------
 Operating income.........................       $ 68,370            $52,866          $15,504
                                             --------------     --------------   --------------

       The following table shows electric revenues by customer class and average customers:

                                Electric Revenues

                                        Year Ended
                                       December 31,
                              --------------------------------
                                  2002              2001           Variance
                              --------------    --------------   --------------
                                               (In thousands)
   Residential..............     $ 197,174         $ 187,600           $9,574
   Commercial...............       247,800           242,372            5,428
   Industrial...............        82,009            82,752             (743)
   Other....................        19,956            19,949                7
                              --------------    --------------   --------------
                                 $ 546,939         $ 532,673          $14,266
                              ==============    ==============   ==============
   Average customers........       384,478           377,589            6,889
                              ==============    ==============   ==============

       The following table shows electric sales by customer class:

                                 Electric Sales
                                (Megawatt hours)

                                        Year Ended
                                       December 31,
                            --------------------------------
                                 2002             2001            Variance
                            ---------------   --------------   ---------------
                                             (In thousands)
Residential..............       2,298,542        2,197,889           100,653
Commercial...............       3,254,576        3,213,208            41,368
Industrial...............       1,612,723        1,603,266             9,457
Other....................         267,070          265,668             1,402
                            ---------------   --------------   ---------------
                                7,432,911        7,280,031           152,880
                            ===============   ==============   ===============

       Operating revenues increased $14.3 million or 2.7% for the period to $546.9 million. Retail electricity delivery grew 2.4% to 7.4 million MWh in 2002 compared to 7.3 million MWh delivered in the prior year, resulting in increased revenues of $14.3 million year-over-year. This volume increase was the result of a weather-driven increase in consumption and continued customer growth. Year over year, customer growth was 1.8%.

       The gross margin, or operating revenues minus cost of energy sold, increased $16.3 million or 4.5%, which reflects the increased energy sales and the utilization of lower cost purchased power to serve jurisdictional needs based on a change in negotiated contract rates. Electric exclusively purchases transmission services from Transmission. These intercompany revenues and expenses are eliminated in the consolidated results.

       Total non-fuel O&M decreased $12.8 million or 7.6%. Energy production costs decreased $7.1 million or 5.9% for the period reflecting the benefits of $2.0 million for the acceleration into 2001 of a planned outage at SJGS, decreased costs of $3.0 million for planned outages at SJGS and an adjustment of $3.1 million to prior year PVNGS billings from Arizona Public Service Company, the operator of PVNGS. These cost decreases were partially offset by costs of $1.2 million for planned and unplanned outages at Four Corners. Distribution costs decreased $0.7 million or 3.5% primarily due to maintenance performed in 2001 to improve system reliability, which did not recur in 2002. Customer related expense decreased $2.0 million or 10.4% due to lower bad debt expense as a result of collection improvements and the absence of losses from the bankruptcy of a significant customer in 2001. Administrative and other costs decreased $3.0 million or 35.6% due to an adjustment of $1.4 million to prior year SJGS participant billings and lower labor due to the transfer of employees from Electric to Corporate. Taxes other than income increased $2.0 million or 12.2% reflecting adjustments recorded in the prior year for favorable audit outcomes by certain tax authorities.

Gas

       The table below sets forth the operating results for Gas.

                                                 Year Ended December 31,
                                             ---------------------------------
                                                  2002              2001            Variance
                                             ---------------    --------------   ---------------
                                                               (In thousands)
Operating revenues.........................       $277,406          $371,265         $ (93,859)
Cost of energy.............................        144,333           237,143           (92,810)
                                             ---------------    --------------   ---------------
Gross margin...............................        133,073           134,122            (1,049)
                                             ---------------    --------------   ---------------
Energy production costs....................          1,937             1,946                (9)
Distribution O&M...........................         29,306            31,064            (1,758)
Customer related expense...................         16,607            19,814            (3,207)
Administrative and general.................          2,943             6,736            (3,793)
                                             ---------------    --------------   ---------------
  Total non-fuel O&M.......................         50,793            59,560            (8,767)
Corporate allocation.......................         33,516            30,908             2,608
Depreciation and amortization..............         20,673            20,362               311
Taxes other than income taxes..............          7,716             6,768               948
Income taxes...............................          2,703             1,867               836
                                             ---------------    --------------   ---------------
  Total non-fuel operating expenses........        115,401           119,465            (4,064)
                                             ---------------    --------------   ---------------
Operating income...........................       $ 17,672           $14,657           $ 3,015
                                             ---------------    --------------   ---------------

       The following table shows gas revenues by customer and average customers:

                                  Gas Revenues

                                         Year Ended
                                        December 31,
                               --------------------------------
                                   2002              2001           Variance
                               --------------    --------------   --------------
                                                 (In thousands)
   Residential...............     $ 176,284         $ 221,409         $(45,125)
   Commercial................        53,734            65,654          (11,920)
   Industrial................         2,872            27,519          (24,647)
   Transportation*...........        17,735            20,188           (2,453)
   Other.....................        26,781            36,495           (9,714)
                               --------------    --------------   --------------
                                  $ 277,406         $ 371,265         $(93,859)
                               ==============    ==============   ==============
  Average customers.........        443,396           434,591            8,805
                               ==============    ==============   ==============

       The following table shows gas throughput by customer class:

                                 Gas Throughput

                                      Year Ended
                                     December 31,
                            --------------------------------
                                2002              2001           Variance
                            --------------   ---------------   --------------
                                       (Thousands of decatherms)
Residential..............         29,627            27,848            1,779
Commercial...............         12,009            10,421            1,588
Industrial...............            749             3,920           (3,171)
Transportation*..........         44,889            51,395           (6,506)
Other....................          4,807             4,355              452
                            --------------   ---------------   --------------
                                  92,081            97,939           (5,858)
                            ==============   ===============   ==============

       * Customer owned gas

       Operating revenues decreased $93.9 million or 25.3% for the period to $277.4 million, primarily because of lower natural gas prices in 2002 as compared to 2001. PNM purchases natural gas in the open market and resells it at cost of purchase to its retail gas distribution customers. As a result, increases or decreases in gas revenues driven by gas costs do not impact the Company's consolidated gross margin or earnings.

       The gross margin, or operating revenues minus cost of energy sold, decreased $1.0 million or 0.8%. This decrease is due mainly to lower consumption of gas for electric generation of $6.0 million partially offset by a 2.0% growth in customer base of $5.0 million.

       Total non-fuel O&M decreased $8.8 million or 14.7%. Distribution costs decreased $1.8 million or 5.7% primarily due to maintenance performed in 2001 to improve system reliability, which did not recur in 2002. Customer related expense decreased $3.2 million or 16.2% due to lower bad debt expense because of collection improvements and the absence of losses from the bankruptcy of a significant customer in 2001. Administrative and other costs decreased $3.8 million due to lower amortization costs of $1.2 million for SFAS 106 deferred costs (which were fully amortized in 2001), and lower consulting expenses of $0.5 million in connection with cost control and process improvement initiatives in 2001 and lower legal expenses of $0.5 million for routine business matters. Taxes other than income taxes increased $0.9 million or 14.0% due to the absence of favorable audit outcomes by certain tax authorities recognized in 2001.

Transmission

       The table below sets forth the operating results for Transmission.

                                               Year Ended December 31,
                                          -----------------------------------
                                               2002               2001            Variance
                                          ----------------   ----------------   --------------
                                                            (In thousands)
Operating revenues
  External customers...................         $ 23,150            $26,553          $(3,403)
  Intersegment revenues................           31,950             31,273              677
                                          ----------------   ----------------   --------------
    Total revenues.....................           55,100             57,826           (2,726)
Cost of energy.........................            3,888              5,102           (1,214)
                                          ----------------   ----------------   --------------
Gross margin...........................           51,212             52,724           (1,512)
                                          ----------------   ----------------   --------------
Energy production costs................              690                924             (234)
Transmission O&M ......................           14,531             17,141           (2,610)
Customer related expense...............                9                  -                9
Administrative and general.............            2,216              2,155               61
                                          ----------------   ----------------   --------------
  Total non-fuel O&M...................           17,446             20,220           (2,774)
                                          ----------------   ----------------   --------------
Corporate allocation...................            4,703              4,596              107
Depreciation and amortization..........            8,741              7,328            1,413
Taxes other than income taxes..........            2,464              2,252              212
Income taxes...........................            4,699              5,442             (743)
                                          ----------------   ----------------   --------------
  Total non-fuel operating expenses....           38,053             39,838           (1,785)
                                          ----------------   ----------------   --------------
Operating income.......................         $ 13,159            $12,886            $ 273
                                          ----------------   ----------------   --------------

       Operating revenues decreased $2.7 million or 4.7% and gross margin decreased $1.5 million or 2.9% primarily due to a decrease in third party sales of the Company's transmission capacity due to the slowdown in the wholesale market.

       Total non-fuel O&M decreased $2.8 million or 13.7%. Transmission costs decreased $2.6 million or 15.2% primarily due to maintenance performed in 2001 to improve system reliability, which did not recur in 2002. Depreciation and amortization increased $1.4 million or 19.3% for the year due to the purchase of transmission plant assets in early 2002.

Wholesale

       The table below sets forth the operating results for Wholesale.

                                                  Year Ended December 31,
                                             ----------------------------------
                                                  2002               2001            Variance
                                             ----------------   ---------------   ----------------
                                                                (In thousands)
Operating revenues.........................       $ 343,780        $1,411,500        $(1,067,720)
Less:  Cost of energy......................         262,517         1,127,970           (865,453)
           Energy Transfer.................          29,155            21,999              7,156
                                             ----------------   ---------------   ----------------
Gross margin...............................          52,108           261,531           (209,423)
                                             ----------------   ---------------   ----------------
Energy production costs....................          32,507            29,232              3,275
Transmission and distribution O&M..........              45                77                (32)
Customer related expense...................             754               821                (67)
Administrative and general.................           3,199             4,748             (1,549)
                                             ----------------   ---------------   ----------------
  Total non-fuel O&M.......................          36,505            34,878              1,627
Corporate allocation.......................           4,023             4,042               (19)
Depreciation and amortization..............           8,808             5,774              3,034
Taxes other than income taxes..............           2,619             2,498                121
Income taxes...............................          (3,245)           78,102            (81,347)
                                             ----------------   ---------------   ----------------
  Total non-fuel operating expenses........          48,710           125,294            (76,584)
                                             ----------------   ---------------   ----------------
Operating income...........................         $ 3,398         $ 136,237         $ (132,839)
                                             ----------------   ---------------   ----------------

       The following table shows revenues by customer class:

                               Wholesale Revenues

                                      Year Ended
                                     December 31,
                            --------------------------------
                                2002              2001             Variance
                            --------------    --------------   -----------------
                                              (In thousands)
Long-term contracts........     $ 58,546          $ 77,250           $ (18,704)
Forward sales..............       77,560            86,779              (9,219)
Short-term sales...........      207,674         1,247,471          (1,039,797)
                            --------------    --------------   -----------------
                                $343,780        $1,411,500         $(1,067,720)
                            ==============    ==============   =================





                           (Intentionally left blank)

       The following table shows sales by customer class:

                                 Wholesale Sales

                                         Year Ended
                                        December 31,
                              --------------------------------
                                  2002              2001           Variance
                              --------------   ---------------   --------------
                                              (Megawatt hours)
Long-term contracts.........       844,169         1,463,031         (618,862)
Forward sales...............     1,336,745           537,665          799,080
Other merchant sales........     7,269,240        10,596,004       (3,326,764)
                              --------------   ---------------   --------------
                                 9,450,154        12,596,700       (3,146,546)
                              ==============   ===============   ==============

       Operating revenues declined $1.1 billion or 75.6% for the year to $343.8 million. This decrease in wholesale electricity sales primarily reflects the slowdown in the wholesale electric market, which resulted from steep declines in wholesale prices and market liquidity as compared to the prior year period.

       The significantly higher wholesale pricing in 2001 was driven by increased demand in California, a lack of generating assets to serve the market and the impact of warm weather. By contrast, 2002 saw relatively mild weather in the West, an abundance of low cost hydropower and weak economic conditions in the region. As a result, the average price realized by the Company fell to approximately $31 per MWh in 2002 versus $108 per MWh in 2001.

       The decline in merchant sales volumes reflect the reduction in market participants in the wholesale market caused by bankruptcy, reduced credit quality of firms in the market and firms exiting the wholesale market. There are also significant unresolved legal, political and regulatory issues that had a dampening effect on activity in the marketplace. As a result, the Company's spot market and short-term sales declined significantly in 2002. The Company delivered wholesale (bulk) power of 9.5 million MWh of electricity for the year ended December 31, 2002, compared to 12.6 million MWh for the same period in 2001.

       The gross margin, or operating revenues minus cost of energy sold, decreased $209.4 million or 80.1%. Lower margins were created primarily by weak pricing, less price volatility and lower market liquidity. In addition, unexpected outages at Four Corners reduced availability of power for wholesale sales. These lower margins were partially offset by a favorable change in the mark-to-market position of the marketing portfolio of $55.3 million year-over-year ($29.5 million gain in 2002 versus $25.8 million loss in 2001). A majority of the gain in 2002 represents the reversal of previously recognized mark-to-market losses.

       Total non-fuel O&M increased $1.6 million or 4.7%. Energy production costs increased $3.3 million or 11.2% for the period due to costs of $4.0 million related to the future expansion of Afton. This cost increase was partially offset by decreased costs of $0.5 million for planned outages at SJGS. Depreciation and amortization expense increased $3.0 million or 52.5% for the period due to a higher depreciable plant base.

Corporate and Other

       Corporate administrative and general costs, which represent costs that are driven primarily by corporate-level activities, decreased $3.7 million or 4.0% for the period to $88.2 million. This decrease was due to lower bonus expense of $11.9 million in 2002 resulting from lower earnings projections. This decrease was partially offset by higher labor costs of $8.2 million resulting from a transfer of employees from operations to corporate.

Consolidating Non-Operating

Other Income and Deductions

       Other income decreased by $3.8 million or 7.3% reflecting lower year-over-year returns on investments reflecting market conditions.

       Other deductions decreased $55.0 million or 81.7% primarily due to charges in 2001 that did not recur in 2002. In 2001, the Company recognized charges for the write-off of an Avistar investment of $13.1 million, the write-off of non-recoverable coal mine decommissioning costs of $13.0 million, non-recoverable regulatory costs of $11.1 million, a contribution to the PNM Foundation of $5.0 million, and certain costs related to the Company's now terminated acquisition of Western Resources' electric utility operations of $18.0 million. In 2002, the Company recognized a gain from the reversal of a reserve of $2.4 million to reflect the early, successful resolution of the litigation stemming from the terminated Western Resources transaction and a charge of $4.8 million for the cancellation of a transmission line project.

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

                   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

       The preparation of financial statements in accordance with Generally Accepted Accounting Principles ("GAAP") requires management to select and apply accounting policies that best provide the framework to report the Company's results of operations and financial position. The selection and application of those policies require management to make difficult subjective or complex judgments concerning reported amounts of revenue and expenses during the reporting period and the reported amounts of assets and liabilities at the date of the financial statements. The judgments and uncertainties inherent in this process affect the application of those policies. As a result, there exists the likelihood that materially different amounts would be reported under different conditions or using different assumptions. Management has identified the following accounting policies that it deems critical to the portrayal of the Company's financial condition and results and that involve significant subjectivity. Management believes that its selection and application of these policies best represent the operating results and financial position of the Company. The following discussion provides information on the processes utilized by management in making judgments and assumptions as they apply to its critical accounting policies.

Revenue Recognition

       Operating revenues are recorded as services are rendered to customers. The Company's Utility Operations records unbilled revenues representing the estimated amount customers will be billed for services rendered between the meter-reading dates in a particular month and the end of that month. The unbilled revenues estimate is reversed in the following month. To the extent the estimated amount differs from the amount subsequently billed, revenues will be affected. At December 31, 2003 and 2002, unbilled revenues in the consolidated balance sheet included estimates of $58.6 million and $58.5 million, respectively, from the Company's Utility Operations.

Regulatory Assets and Liabilities

       The Company is subject to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS No. 71"). Accordingly, the Company has recorded assets and liabilities on its balance sheet resulting from the effects of the ratemaking process, which would not be recorded under GAAP for non-regulated entities. Regulatory assets represent incurred costs that have been deferred because they are probable of future recovery in customer rates. Regulatory liabilities generally represent probable future reductions in revenue or refunds to customers. The Company's continued ability to meet the criteria for application of SFAS No. 71 may be affected in the future by competitive forces and restructuring in the electric industry. In the event that SFAS No. 71 no longer applied to all, or a separable portion, of Company's operations, the related regulatory assets and liabilities would be written off unless an appropriate regulatory recovery mechanism is provided.

       Substantially all of the Company's regulatory assets and regulatory liabilities are reflected in rates charged to retail customers or have been addressed in a regulatory proceeding. To the extent that the Company concludes that the recovery of a regulatory asset is no longer probable due to regulatory treatment, the effects of competition or other factors, the amount would be recorded as a charge to earnings as recovery is no longer probable. The Company regularly assesses whether its regulatory assets are probable of future recovery by considering factors such as applicable regulatory environment changes, recent rate orders to other regulated entities in the same jurisdiction, anticipated future regulatory decisions and their impact, developments in the ratemaking process and the ability to recover costs.

       As the Company's electric rates are fixed, the opportunity to recover increased costs and the costs of new investment in facilities through rates during the five-year rate freeze period is also limited. As a result, the Company defers certain costs based on its expectation that it will recover these costs in future rate cases. If future recovery of these costs ceases to be probable, the Company would be required to record a charge in current period earnings for the portion of the costs that were not recoverable.

Asset Impairment

       The Company evaluates its tangible long-lived assets for impairment whenever indicators of impairment exist pursuant to Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 144"). These potential impairment triggers would include fluctuating market conditions as a result of industry deregulation; planned and scheduled customer purchase commitments; future market penetration; fluctuating market prices (resulting from changing fuel costs, other economic conditions, etc.); weather patterns, and other market trends. Accounting rules require that if the sum of the undiscounted expected future cash flows from a company's asset (without interest charges that will be recognized as expenses when incurred), is less than the carrying value of the asset, an asset impairment must be recognized in the financial statements. The amount of impairment recognized is the difference between the fair value of the asset and the carrying value of the asset.

       The Company determined that no triggering events occurred during the period in regards to its generation assets. At December 31, 2003, the Company analyzed three turbines, which are currently in storage, with a combined carrying value of approximately $79.1 million. These assets were intended for planned build-outs that have been delayed or canceled. Based on the Company's various plans to make these turbines operational, the Company concluded that it will fully recover its investment. The Company expects to begin construction utilizing these assets over the next several years. If the Company were unable to realize these plans, the Company would be forced to recognize a loss with respect to the carrying value of these assets depending on prevailing market conditions. The Company will continue to analyze the turbines for impairment in accordance with SFAS 144.

Pension Plan

       The Company and its subsidiaries maintain a qualified defined benefit pension plan ("pension plan"), which covers eligible non-union and union employees including officers. The pension plan was frozen at the end of 1997 with regard to new participants, salary levels and benefits. The Company's policy is to fund actuarially-determined contributions.

       The Company's expense for its pension plan approximated $2.4 million for the year ended December 31, 2003, and is calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on the pension plan assets of 9%. In developing the expected long-term rate of return assumption, the Company evaluated input from its actuaries and its investment consultant, including their review of asset class return expectations as well as long-term inflation assumptions. This long-term rate of return assumption compares to the historical 10-year compounded return of 9.86% through the end of December 2003. The expected long-term rate of return on the pension plan assets is based on an asset allocation assumption of 58% with equity managers, 22% with fixed income managers, and 20% with alternative investments that are primarily real estate, private equity, and absolute return strategies. The pension plan's actual asset allocation as of December 31, 2003 was 65% with equity managers, 25% with fixed income managers, and 10% with alternative investments. The Company reviews the actual asset allocation and periodically rebalances the asset allocation to the targeted allocation. The Company continues to believe that 9% is a reasonable long-term rate of return on the pension plan's assets, despite the recent market upturn in which the pension plan assets had a gain of 21.0% for the twelve months ended December 31, 2003. The Company will continue to evaluate its actuarial assumptions, including expected rate of return, at least annually, and will adjust as necessary.

       The Company bases its determination of pension expense or income on a market-related valuation of assets, which reduces year-to-year volatility. If investment return is outside a range of 5% to 13% (expected long-term rate of return plus or minus 4%), this market-related valuation recognizes the portion of return that is outside the range over a five-year period from the year in which the return occurs. Since the market-related value of assets recognizes the portion of return that is outside the range over a five-year period, the future value of assets will be impacted as previously deferred returns are recorded.

       The discount rate that the Company utilizes for determining future pension obligations is based on a review of long-term high-grade bonds and management's expectation. As a result of this review, the Company adjusted the rate to 6.5% at December 31, 2003 from 6.75% at September 30, 2002. Based on an expected rate of return on the pension plan assets of 9%, a discount rate of 6.5% and various other assumptions, it is estimated that the pension income for the pension plan will approximate $0.7 million in fiscal year 2004 and $1.4 million in fiscal year 2005. Future actual pension income or expense will depend on future investment performance, changes in future discount rates and various other factors related to the populations participating in the Company's pension plans.

       Lowering the pension plan's expected long-term rate of return on pension assets by 0.5% (from 9% to 8.5%) would have raised pension expense for fiscal year 2003 by approximately $1.8 million. Lowering the discount rate by 0.5% would have increased pension expense for fiscal year 2003 by approximately $2.6 million.

       The value of the pension plan assets has increased from $326.5 million at December 31, 2002 to $425.7 million at December 31, 2003 including $48.9 million of contributions during 2003. The Company does not expect to make any contributions for the 2004 plan year.

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

       Beginning January 1, 2004, the Company began to self-insure certain health care costs of its employees. The Company self-insures for certain medical and dental benefits for active employees and retirees under the benefit programs. The Company maintains stop-loss insurance with third-party insurers in excess of the Company's self-insured retentions to limit the Company's exposure per participant, as applicable.

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

Contingent Liabilities

       There are various claims and lawsuits pending against the Company and certain of its subsidiaries. The Company has recorded a liability when the effect of litigation can be estimated and where an outcome is considered probable. Management's estimates are based on its knowledge of the relevant facts at the time of the issuance of the Company's consolidated financial statements. Subsequent developments could materially alter management's assessment of a matter's probable outcome and the estimate of liability.

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

       See "Item 7A. Quantitative and Qualitative Disclosure About Market Risk - Interest Rate Risk" for discussion regarding the Company's accounting policies and sensitivity analysis for the Company's financial instruments and derivative energy and other derivative contracts. See also "Financing Activities" below for additional discussion regarding the Company's accounting policies for forward interest swaps.

                  EFFECTS OF CERTAIN EVENTS ON FUTURE REVENUES

       The Company's long-term contracts to supply power expire from 2006 through 2013. The ability of the Company to renew these contracts at terms comparable to those currently in place is dependent upon prevailing market conditions at the time of negotiations. Currently, the Company has a long-term firm commitment contract of 114 MW set to expire in 2006. The contract is priced significantly above current market prices; however, the Company believes that it will be able to significantly mitigate any revenue loss due to a rising forward market.

                         LIQUIDITY AND CAPITAL RESOURCES

       At December 31, 2003, the Company had cash and short-term investments of $12.7 million compared to $83.3 million in cash and short-term investments at December 31, 2002.

       Cash provided by operating activities for the year ended December 31, 2003 was $228.7 million compared to $97.4 million for the year ended December 31, 2002. This increase in cash flows was due to increased profitability in the Company's wholesale power operations, higher gas sales volumes and lower tax payments. Also contributing to the increase were payments in 2002 which did not recur in 2003. The Company did not make its first quarter 2001 estimated federal income tax payment of $32.0 million until January 2002 because of an extension granted by the IRS to taxpayers in several counties in New Mexico as a result of wildfires in 2000. In addition, the Company made payments in 2002 of $36.0 million for the termination of the surface coal contract and $23.2 million to secure a long-term wholesale contract. This increase in operating cash flows was offset by higher wholesale electric prices and volume and higher gas prices in the current year. The Company's Gas working capital is negatively affected by the timing difference in gas purchases and collections. The Company pays for gas in the month following purchase. Recovery of gas costs has typically taken up to three months. The negative effect of this mismatch in cash flows was greater in 2003 due to the increase in gas prices. The increase in accounts receivable also reflects higher wholesale electric prices in 2003. In addition, electric retail collections decreased due to the rate reduction.

       Cash used for investing activities was $101.6 million in 2003 compared to $200.4 million in 2002. Cash used in 2002 for investing activities included construction expenditures for new generating plants of $67.4 million. Payments for combustion turbines were $11.1 million in 2003 compared to $30.0 million in 2002. Cash used for investing activities in 2003 also included the purchase of certain long-term debt underlying leased assets in the open market for $6.7 million (see "Liquidity" below). The cash used for investing activities in 2003 was largely offset by the redemption of short-term investments of $80.3 million in 2003 at the Holding Company level as compared to $45.6 million in 2002 at PNM. These redemptions were primarily used for the Company's retirement of the EIP long-term debt underlying the lease assets, repayment of short-term debt, debt refinancing and pension funding.

       Cash used for financing activities was $118.1 million in 2003 compared to cash generated by financing activities of $78.4 million in 2002. Financing activities in 2003 primarily consisted of the retirement of long-term debt of $26.1 million, costs associated with the refunding and refinancing of long-term debt of $55.3 million and short-term debt repayments of $24.1 million. In 2002, the Company had short-term borrowings of $115.0 million for short-term liquidity needs.

Pension and Other Post-Retirement Benefits

       In May 2003, the board of directors approved the use of Holding Company stock in the funding of the Company's pension plan as well as its retiree medical trust. Corporate plan sponsors may make contributions of common stock to their defined benefit plans of up to 10% of the value of the portfolio without Department of Labor ("DOL") approval, provided that the contribution does not otherwise constitute a prohibited transaction under the Employee Retirement

Income Security Act ("ERISA"). In June 2003, a contribution of 1,121,495 shares of Holding Company common stock (approximately $28.9 million in market value) was made to the Company's pension plan. The shares of Holding Company common stock were sold over a period of time and there were no shares of common stock remaining in the defined benefit trust on December 31, 2003. Due to the appreciation in stock value, the net proceeds realized by the pension plan from the sale of Holding Company common stock was $31.0 million.

Capital Requirements

       Total capital requirements include construction expenditures as well as other major capital requirements and cash dividend requirements for both common and preferred stock. The main focus of the Company's current construction program is upgrading generation systems, upgrading and expanding the electric and gas transmission and distribution systems and purchasing nuclear fuel. To preserve a strong financial position, the Company announced in 2002 its plans to delay capital expenditures for previously planned generation expansion. Projections for total capital requirements for 2004 are $172 million and projections for construction expenditures for 2004 are $154 million. Total capital requirements are projected to be $720 million and construction expenditures are projected to be $624 million for 2004-2008. These estimates are under continuing review and subject to on-going adjustment. This projection excludes any generation fleet expansion capital, including any plans for the utilization of the turbines in storage. The Company continues to look for appropriately priced generation acquisition and expansion opportunities to support retail electric load growth, the continued expansion of its long-term contract business and to supplement its natural transmission position in the Southwest and West.

       In the year ended December 31, 2003, the Company utilized cash generated from operations and cash on hand, as well as its liquidity arrangements, to cover its capital requirements and construction expenditures. The Company anticipates that internal cash generation and current debt capacity will be sufficient to meet all of its capital requirements and construction expenditures for the years 2004 through 2008. To cover the difference in the amounts and timing of cash generation and cash requirements, the Company intends to use short-term borrowings under its current and future liquidity arrangements.

Liquidity

       As of March 1, 2004, PNM had $413.0 million of liquidity arrangements. The liquidity arrangements consist of $300.0 million from an unsecured revolving credit facility ("Credit Facility"), $90.0 million from an accounts receivable securitization program ("AR Securitization") and $23.0 million in local lines of credit. PNM entered into a new revolving credit facility on November 21, 2003, which increased borrowing capacity from $195.0 million to $300.0 million. This facility will mature November 21, 2006. As of March 1, 2004, there were no borrowings against the Credit Facility, PNM was using $60.0 million of the AR Securitization capacity and no borrowings under its local lines of credit. PNM had $50.0 million of commercial paper outstanding as of March 1, 2004. In addition, the Holding Company has $15.0 million in local lines of credit with no usage at December 31, 2003 or March 1, 2004.

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

       On April 1, 2003, PNM exercised its early buyout option related to a 60% interest in the EIP transmission line and related facilities held under lease. Through the exercise of the early buyout option, PNM was able to retire all $26.2 million of secured facility bonds, which were issued to originally finance the sale-leaseback transaction. The secured facility bonds had previously been disclosed as off balance sheet lease obligations in the notes to the Company's financial statements. The Company will continue to exclude approximately $4.0 million of lease obligations relating to the 40% interest the Company does not own from the consolidated balance sheet.

       On June 12, 2003, the Holding Company and PNM each filed universal shelf registration statements with the SEC for a combination of debt and equity securities for $500.0 million and $285.0 million, respectively. The PNM shelf registration statement when combined with a previously filed shelf registration statement, provides $500.0 million of capacity. The PNM and Holding Company shelf registration statements were declared effective June 28, 2003 and August 28, 2003, respectively. On September 9, 2003, PNM issued and sold $300.0 million of debt under its shelf registration statement (see "Financing Activities" below). As of December 31, 2003, the Holding Company and PNM had remaining unissued securities registered under the shelf registration statements of $500.0 million and $200.0 million, respectively.

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

       The Company's ability to access the capital markets, if required, at a reasonable cost and to provide for other capital needs is largely dependent upon its ability to earn a fair return on equity, its results of operations, its credit ratings, obtaining required regulatory approvals and financial and wholesale market conditions. Financing flexibility is enhanced by providing a high percentage of total capital requirements from internal sources and having the ability, if necessary, to issue long-term securities and to obtain short-term credit.

       PNM's credit outlook is considered stable by Moody's Investor Services, Inc. ("Moody's") and Standard and Poor's Ratings Services ("S&P"). The Company is committed to maintaining or improving its investment grade ratings. On June 13, 2003, S&P improved PNM's business position to a five from its previous position of six. On February 27, 2004, S&P upgraded PNM's ratings on its senior unsecured notes ("SUNs") to "BBB" with a stable outlook and its preferred stock to "BB+". On March 9, 2004, Moody's upgraded PNM's SUNs, senior unsecured pollution control revenue bonds and $300 million 3 year credit facility to "Baa2" and its preferred stock "Ba1". Fitch rated PNM's SUNs and senior unsecured pollution control revenue bonds "BBB-" and its preferred stock "BB-" at December 31, 2003. Beginning in 2004, Fitch will no longer be rating PNM debt. Investors are cautioned that a security rating is not a recommendation to buy, sell or hold securities, that it is subject to revision or withdrawal at any time by the assigning rating organization, and that each rating should be evaluated independently of any other rating.

Off Balance Sheet Arrangements

       The Company's off balance sheet arrangements consist primarily of operating lease obligations for PVNGS Units 1 and 2, EIP and the Delta operating lease. The total capitalization in relation to these obligations was $179.4 million as of December 31, 2003 and $195.8 million as of December 31, 2002 (see "Commitments and Contractual Obligations" below).

Commitments and Contractual Obligations

       The following tables show the Company's long-term obligations and commitments as of December 31, 2003.

                                                                  Payments Due
                                    -----------------------------------------------------------------------
                                                                 (In thousands)
                                                     Less than                                    After
        Contractual Obligations         Total         1 year       2-3 years     4-5 years       5 years
----------------------------------- --------------  ------------  ------------  -------------  ------------
Short-Term Debt (a)................     $ 125,918     $ 125,918     $       -      $       -    $        -
Long-Term Debt.....................       987,210           407           814        300,170       685,819
Operating Leases...................       425,540        29,068        62,266         65,796       268,410
Purchased Power Agreements.........       203,282        27,733        50,870         35,233        89,446
Coal Contract (b)..................     1,395,926       109,309       192,456        182,359       911,802
                                    --------------  ------------  ------------  -------------  ------------
Total Contractual Cash
   Obligations.....................    $3,137,876     $ 292,435     $ 306,406      $ 583,558    $1,955,477
                                    ==============  ============  ============  =============  ============

       (a) Represents the actual outstanding balance of the various credit facilities as of December 31, 2003. (b) Assumes normal deliveries under the coal contract. If no deliveries are made, certain minimum payments may be required under the coal contract.

                                                    Amount of Commitment Expiration Per Period
                                  ------------------------------------------------------------------------
                                                                (In thousands)
                                      Total
         Other Commercial            Amounts                                                     After
            Commitments             Committed        1 year       2-3 years     4-5 years       5 years
--------------------------------  ---------------  ------------  ------------  ------------  -------------
Short-Term Debt (c).............       $ 335,500         $   -     $ 335,500         $   -          $   -
Local Lines of Credit...........          38,500        38,500             -             -              -
Letters of Credit...............           4,500         4,500             -             -              -
                                  ---------------  ------------  ------------  ------------  -------------
Total Commercial
   Commitments..................       $ 378,500      $ 43,000     $ 335,500         $   -          $   -
                                  ===============  ============  ============  ============  =============

       (c) Represents the unused borrowing capacity of the various credit facilities less outstanding letters of credit of $4.5 million as of December 31, 2003.

       PNM leases interests in Units 1 and 2 of PVNGS, certain transmission facilities, office buildings and other equipment under operating leases. The lease expense for PVNGS is $66.3 million per year over base lease terms expiring in 2015 and 2016. In 1998, PNM established PVNGS Capital Trust ("Capital Trust") for the purpose of acquiring all the debt underlying the PVNGS leases. PNM consolidates Capital Trust in its consolidated financial statements. The purchase was funded with the proceeds from the issuance of $435 million of SUNs, which were loaned to Capital Trust. Capital Trust then acquired and now holds the debt component of the PVNGS leases. For legal and regulatory reasons, the PVNGS lease payment continues to be recorded and paid gross with the debt component of the payment returned to PNM through Capital Trust. As a result, the net cash outflows for the PVNGS lease payment were $14.2 million for the year ended December 31, 2003. The table above reflects the net lease payment.

       PNM's other significant operating lease obligations include the EIP, a leased interest in transmission line with annual lease payments of $2.9 million (see "Financing Activities" below), and an operating lease for the entire output of Delta, a gas fired generating plant in Albuquerque, New Mexico, with imputed annual lease payments of $6.0 million.

       The Company's off-balance sheet obligations are limited to PNM's operating leases and certain financial instruments related to the purchase and sale of energy (see below). The present value of PNM's operating lease obligations for PVNGS Units 1 and 2, EIP and the Delta operating lease was $179.4 million as of December 31, 2003.

       PNM has entered into various long-term power purchase agreements ("PPAs") obligating it to buy electricity for aggregate fixed payments of $203.3 million plus the cost of production and a return. These contracts expire December 2005 through December 2020. In addition, PNM is obligated to sell electricity for $191.5 million in fixed payments plus the cost of production and a return. These contracts expire through May 2013. PNM's marketing portfolio as of December 31, 2003 included open forward contract positions to buy $30.6 million of electricity and to sell $28.6 million of electricity. In addition, PNM had open forward contract positions classified as normal sales of electricity under the derivative accounting rules of $153.3 million and normal purchases of electricity of $64.1 million.

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

Financing Activities

       Pursuant to PRC approval, on September 9, 2003, PNM issued and sold $300.0 million aggregate principal amount of its senior unsecured notes with a 4.40% interest rate that mature September 15, 2008. The transaction closed on September 17, 2003 and the proceeds were used to retire $268.4 million of long-term debt that would otherwise have matured in August 2005, pay the transaction costs, and improve working capital. All other long-term debt of PNM matures in 2016 or later. The premium paid to refinance the long-term debt was $23.9 million of which $16.6 million was charged against earnings based on prior regulatory agreements. The remaining balance was capitalized as loss on reacquired debt and will be amortized over the life of the new debt.

       On May 13, 2003, the Company priced $182.0 million of tax exempt pollution control bonds. The bonds were priced at an initial interest rate of 2.75%. The bond sale closed on May 23, 2003. By April 1, 2004, $146.0 million of bonds will need to be remarketed and $36.0 million of bonds will need to be remarketed by July 1, 2004. A portion of the proceeds were used to redeem the $46.0 million of pollution control bonds, which became callable on December 15, 2002. The remaining $136.0 million was used to redeem $136.0 million of pollution control bonds in August 2003. The Company had previously entered into various forward swaps in 2001 and 2002, to hedge the interest rate on the refinancing (see Note 6 - "Fair Value of Financial Instruments - Forward Starting Interest Rate Swaps" in the Notes to Consolidated Financial Statements).

       The Company could enter into other long-term financings or hedging transactions for the purpose of strengthening its balance sheet, funding growth and reducing its cost of capital. The Company continues to evaluate its investment and debt retirement options to optimize its financing strategy and earnings potential. No additional first mortgage bonds may be issued under PNM's mortgage. The amount of SUNs that may be issued is not limited by the SUNs indenture. However, debt-to-capital requirements in certain of PNM's financial instruments and regulatory agreements would ultimately limit the amount of additional debt PNM would issue.

Dividends

       The Holding Company's board of directors regularly reviews the dividend policy. The declaration of common dividends is dependent upon a number of factors including the ability of the Holding Company's subsidiaries to pay dividends. Currently, PNM is the Holding Company's primary source of dividends. As part of the order approving the formation of the Holding Company, the PRC placed certain restrictions on the ability of PNM to pay dividends to the Holding Company. PNM cannot pay dividends that will cause its debt rating to go below investment grade. PNM also cannot pay dividends in any year, as determined on a rolling four-quarter basis, in excess of net earnings for that year without prior PRC approval. PNM has dividended all eligible amounts under the pre-2003 agreement to its parent. In January 2003, with the signing of the Global Electric Agreement, the PRC modified the PNM dividend restriction to allow PNM to dividend earnings as well as equity contributions made by the Holding Company back to the Holding Company. Additionally, PNM has various financial covenants, which limit the transfer of assets, whether through dividends or other means.

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

       Consistent with the PRC's holding company order, PNM paid dividends of $49.6 million to the Holding Company for the year ended December 31, 2003.

       On February 17, 2004, the Holding Company's board of directors approved a 4.3% increase in the common stock dividend. The increase raised the quarterly dividend to $0.24 per share, for an indicated annual dividend of $0.96 per share.

Capital Structure

       The Company's capitalization, including current maturities of long-term debt, is shown below:

                                                       December 31,
                                                   2003             2002
                                              ---------------   --------------

         Common Equity......................        51.9%              49.5%
         Preferred Stock....................         0.6                0.7
         Long-term Debt.....................        47.5               49.8
                                              ---------------   --------------
            Total Capitalization*...........       100.0%             100.0%
                                              ===============   ==============

       * Total capitalization does not include as debt the present value of PNM's operating lease obligations for PVNGS Units 1 and 2, EIP and the Delta operating lease which was $179.4 million as of December 31, 2003 and $195.8 million as of December 31, 2002.

                         OTHER ISSUES FACING THE COMPANY

       See Note 13 - "Commitments and Contingencies" in the Notes to Consolidated Financial Statements.

                      NEW AND PROPOSED ACCOUNTING STANDARDS

       See Note 18 - "New and Proposed Accounting Standards" in the Notes to Consolidated Financial Statements.

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

       Because actual results may differ materially from expectations, projections, estimates, goals and targets, the Company cautions readers not to place undue reliance on these forward-looking statements. Future financial results will be affected by a number of factors, including interest rates, weather, fuel costs, changes in supply and demand in the market for electric power, wholesale power prices, market liquidity, the competitive environment in the electric and natural gas industries, the performance of generating units and transmission system, state and federal regulatory and legislative decisions and actions, the recoverability of regulatory assets, the outcome of legal proceedings, changes in applicable accounting principles and the performance of state, regional and national economies.

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

       It is the responsibility of each business segment to create its own control procedures and policies within the parameters established by the Finance Committee. The RMC reviews and approves these policies, which are created with the assistance of the Corporate Controller, Director of Internal Audit and the Risk Manager. Each business segment's policies address the following controls: authorized risk exposure limits; authorized instruments and markets; authorized personnel; policies on segregation of duties; policies on mark-to-market accounting; responsibilities for deal capture; confirmation procedures; responsibilities for reporting results; statement on the role of derivative transactions; and limits on individual transaction size (nominal value).

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

       The Company's Wholesale Operations, including long-term contracts, forward sales and short-term sales, are managed through a net asset-backed marketing strategy, whereby PNM's aggregate net open forward contract position is covered by its forecasted excess generation capabilities. PNM is exposed to market risk if its generation capabilities were disrupted or if its retail load requirements were greater than anticipated. If PNM were required to cover all or a portion of its net open contract position, it would have to meet its commitments through market purchases.

       Under the derivative accounting rules and the related accounting rules for energy contracts, the Company accounts for its various financial derivative instruments for the purchase and sale of energy differently based on management's intent when entering into the contract. Energy contracts which meet the definition of a derivative under SFAS 133 and do not qualify for a normal purchase or sale designation are recorded on the balance sheet at fair market value at each period end. The changes in fair market value are recognized in earnings unless specific hedge accounting criteria are met. Should an energy transaction qualify as a hedge under SFAS 133, fair market value changes from year to year are recognized on the balance sheet with a corresponding charge to other comprehensive income. Gains or losses are recognized when the hedged transaction settles. Derivatives that meet the normal sales and purchases exceptions within SFAS 133 as amended, are not marked to market but rather recorded in results of operations when the underlying transaction settles.




                           (Intentionally left blank)

       The following table shows the net fair value of mark-to-market energy contracts included in the balance sheet:

                                                                December 31,
                                                            2003            2002
                                                        -------------   -------------
                                                               (In thousands)
 Mark-to-Market Energy Contracts:
   Current asset......................................      $ 2,098         $ 4,531
   Long-term asset....................................        1,359             267
                                                        -------------   -------------
        Total mark-to-market assets...................        3,457           4,798
                                                        -------------   -------------
   Current liability..................................       (1,941)         (5,725)
   Long-term liability................................       (1,083)              -
                                                        -------------   -------------
        Total mark-to-market liabilities..............       (3,024)         (5,725)
                                                        -------------   -------------
 Net fair value of mark-to-market energy contracts....        $ 433           $(927)
                                                        =============   =============

       The mark-to-market energy portfolio positions represent net assets at December 31, 2003 and represent net liabilities at December 31, 2002 after netting all applicable open purchase and sale contracts.

       The market prices used to value PNM's mark-to-market energy portfolio are based on closing exchange prices and broker quotations. As of December 31, 2003 and December 31, 2002, PNM did not have any outstanding contracts that were valued using methods other than quoted prices. The Company did not change its methods for valuing its mark-to-market energy portfolio in 2003 as compared to 2002.

       The following table provides detail of changes in the Company's mark-to-market energy portfolio net asset or liability balance sheet position from one period to the next:

                                                      Twelve Months Ended
                                                         December 31,
                                                     2003              2002
                                                ---------------    -------------
                                                        (In thousands)
 Sources of Fair Value Gain/(Loss)
 Fair value at beginning of year..............         $ (927)        $(30,440)
 Amount realized on contracts delivered
    during period.............................         (2,113)          26,336
 Changes in fair value........................          3,473            3,177
                                                ---------------    -------------
 Net fair value at end of period..............          $ 433           $ (927)
                                                ===============    =============
 Net change recorded as mark-to-market........        $ 1,360          $29,513
                                                ===============    =============

       The following table provides the maturity of the net assets/(liabilities) of the Company, giving an indication of when these mark-to-market amounts will settle and generate/(use) cash. The following values were determined using broker quotes:

                          Fair Value at December 31, 2003

                                    Maturities
              ------------------------------------------------------
                  Less than
                   1 year             1-3 Years          Total
              ------------------  ---------------   ----------------
                                   (In thousands)
                    $ 157             $ 276              $ 433

       As of December 31, 2003, a decrease in market pricing of PNM's mark-to-market energy portfolio by 10% would have resulted in a decrease in net earnings of less than 1%. Conversely, an increase in market pricing of this portfolio by 10% would have resulted in an increase in net earnings of less than 1%.

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

       The Company accounts for the sale of electric generation in excess of its retail needs or the purchase of power for retail needs as normal purchases and sales under SFAS 133. Transactions that do not meet the normal purchase or sale exception or the definition of a hedge under SFAS 133 are accounted for as energy marketing contracts and comprise PNM's mark-to-market portfolio. The VAR for the mark-to-market portfolio was $56 thousand at December 31, 2003. The Company also calculates a portfolio VAR for the preceding 18 months, which in addition to its mark-to-market portfolio includes all contracts designated as normal sales and purchases, hedges, and its estimated excess generation assets. This excess is determined using average peak forecasts for the respective block of power in the forward market. The Company's portfolio VAR was $9.2 million at December 31, 2003.

       The following table shows the high, average and low market risk as measured by VAR on the Company's mark-to-market portfolio:

                                                         Twelve Months Ended
                                                          December 31, 2003
                                                                                    Period
                                           High        Average         Low          End
                                         ----------  ------------  ------------  -----------
                                                           (In thousands)
Three day holding period, 99%
   two-tailed confidence level..........  $  727         $ 122          $ 1           $56
One day holding period, 99%
   two-tailed confidence level..........  $  420         $  70          $ -           $32
Ten day holding period, 95%
   two-tailed confidence level..........  $1,012         $ 170          $ 1           $78

Credit Risk

       PNM is exposed to credit losses in the event of non-performance or non-payment by counterparties. The Company uses a credit management process to assess and monitor the financial conditions of counterparties. Credit exposure is also regularly monitored by the RMC. The Company provides for losses due to market and credit risk. PNM's credit risk with its largest counterparty as of December 31, 2003 was $23.5 million.

       The following table provides information related to PNM's credit exposure as of December 31, 2003. The Company does not hold any credit collateral as of December 31, 2003. The table further delineates that exposure by the credit worthiness (credit rating) of the counterparties and provides guidance as to the concentration of credit risk to individual counterparties PNM may have. Also provided is an indication of the maturity of a company's credit risk by credit ratings of the counterparties.

              Schedule of Wholesale Operations Credit Risk Exposure
                                December 31, 2003


                                        (b)                           Net
                                        Net         Number of     Exposure of
                                      Credit        Counter-       Counter-
                                       Risk         parties         parties
Rating (a)                           Exposure         >10%           >10%
----------------------------------  ------------   ----------    -------------
                                              (Dollars in thousands)

Investment grade..................     $46,799          2            $23,536
Non-investment grade..............         162          -                  -
Split rating......................          43          -                  -
Internal ratings
   Investment grade...............          71          -                  -
   Non-investment grade...........      18,678          1              7,055
                                    ------------                 -------------
        Total.....................     $65,753                       $30,591
                                    ============                 =============

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

(b) The Net Credit Risk Exposure is the net credit exposure to PNM from its Wholesale Operations. This includes long-term contracts, forward sales and short-term sales. The exposure captures the net amounts due to PNM from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses (pursuant to contract terms). Exposures are offset according to legally binding netting arrangements and reduced by credit collateral. Credit collateral includes cash deposits, letters of credit and performance bonds received from counterparties. Amounts are presented before those reserves that are determined on a portfolio basis.

                        Maturity of Credit Risk Exposure
                             As of December 31, 2003



                               Less than                           Total Net
         Rating                 2 Years          2-5 Years         Exposure
---------------------------  --------------    --------------    --------------
                                               (In thousands)

Investment grade...........        $34,795           $12,004           $46,799
Non-investment grade.......            162                 -               162
Split rating...............             43                 -                43
Internal ratings
   Investment grade........             71                 -                71
   Non-investment grade....         18,678                 -            18,678
                             --------------    --------------    --------------
        Total..............        $53,749           $12,004           $65,753
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

Interest Rate Risk

       As of December 31, 2003 the Company had liquidated its investment portfolio of fixed-rate government obligations and corporate securities.

       PNM has long-term debt which subjects it to the risk of loss associated with movements in market interest rates. The majority of the Company's long-term debt is fixed-rate debt, and therefore, does not expose the Company's earnings to a major risk of loss due to adverse changes in market interest rates. However, the fair value of all long-term debt instruments would increase by approximately 3.25% or $33.2 million if interest rates were to decline by 50 basis points from their levels at December 31, 2003. As of December 31, 2003, the fair value of PNM's long-term debt was $1,029 million as compared to a book-value of $987 million. In general, an increase in fair value would impact earnings and cash flows if PNM were to re-acquire all or a portion of its debt instruments in the open market prior to their maturity.

       During the twelve months ended December 31, 2003, PNM contributed cash of $20.0 million and approximately $28.9 million in Holding Company common shares for plan year 2002 and 2003 to the trust for the Company's pension plan. In addition, the Company contributed cash of approximately $6.2 million to other post retirement benefits for plan year 2003. The securities held by the trusts had an estimated fair value of $563.7 million as of December 31, 2003, of which approximately 29% were fixed-rate debt securities that subject the Company to risk of loss of fair value with movements in market interest rates. If rates were to increase by 50 basis points from their levels at December 31, 2003, the decrease in the fair value of the securities would be 2.8% or $4.6 million. PNM does not currently recover or return through rates any losses or gains on these securities. The Company, therefore, is at risk for shortfalls in its funding of its obligations due to investment losses. The Company does not believe that long-term market returns over the period of funding will be less than required for the Company to meet its obligations. However, this belief is based on assumptions about future returns that are inherently uncertain.

Equity Market Risk

       PNM contributes to trusts established to fund its share of the decommissioning costs of PVNGS and pension and other post-retirement benefits. The trusts hold certain equity securities as of December 31, 2003. These equity securities also expose the Company to losses in fair value. Approximately 63% of the securities held by the various trusts were equity securities as of December 31, 2003. The Company is currently implementing a change in the asset allocation in the pension portfolio, which will reduce the domestic equity exposure from 55% to 47.5%. Similar to the debt securities held for funding decommissioning and certain pension and other post-retirement costs, PNM does not recover or earn a return through rates on any losses or gains on these equity securities.

       In 2001, the Company implemented an enhanced cash management strategy using derivative instruments based on the S&P 100, S&P 500, and Nasdaq composite indices. The strategy is designed to capitalize on high market volatility or benefit from market direction. An investment manager is utilized to execute the program. The risk related to the program is carefully managed by the RMC and has VAR and stop-loss limits established. Trades are typically closed-out before the end of a reporting period and within the same day of execution. In January 2004, the Company terminated the use of this derivative trading strategy for the enhanced cash management program.






                           (Intentionally left blank)

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                                      INDEX


                                                                           Page

Management's Responsibility for Financial Statements.....................   F-1
Independent Auditors' Report (PNM Resources, Inc.).......................   F-3
Independent Auditors' Report (Public Service Company of New Mexico)......   F-4
Financial Statements:
   PNM Resources, Inc. and Subsidiaries
       Consolidated Statements of Earnings...............................   F-5
       Consolidated Statements of Retained Earnings......................   F-6
       Consolidated Balance Sheets.......................................   F-7
       Consolidated Statements of Cash Flows.............................   F-9
       Consolidated Statements of Capitalization.........................  F-11
       Consolidated Statements of Comprehensive Income (Loss)............  F-12
   Public Service Company of New Mexico and Subsidiaries
       Consolidated Statements of Earnings...............................  F-13
       Consolidated Statements of Retained Earnings......................  F-14
       Consolidated Balance Sheets.......................................  F-15
       Consolidated Statements of Cash Flows.............................  F-17
       Consolidated Statements of Capitalization.........................  F-19
       Consolidated Statements of Comprehensive Income (Loss)............  F-20
   Notes to Consolidated Financial Statements............................  F-21
Supplementary Data:
   Quarterly Operating Results...........................................  F-89
   Independent Auditors' Report on Schedules.............................  F-91
   Schedule I Condensed Financial Information of Parent Company..........  F-91
   Schedule II Valuation and Qualifying Accounts.........................  F-95

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

       The Audit and Ethics Committee of the Board of Directors of PNM Resources, Inc., composed entirely of outside directors who meet the independence criteria established by the NYSE, meets regularly with the financial managers, the corporate auditors and the independent auditors to review the work of each. The independent auditors and corporate auditors have free access to the Committee, without management representatives present, to discuss the results of their audits and their comments on the adequacy of internal controls and the quality of financial reporting.



                           (Intentionally left blank)

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of PNM Resources, Inc.


We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of PNM Resources, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of earnings, retained earnings, comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003. As discussed in Note 9 to the consolidated financial statements, during 2003, the Company changed the actuarial valuation measurement date for the pension plan and other post-retirement benefit plans from September 30 to December 31.


/s/ DELOITTE & TOUCHE LLP


Omaha, Nebraska
March 8, 2004

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Public Service Company of New Mexico


We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Public Service Company of New Mexico and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of earnings, retained earnings, comprehensive income
(loss), and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003. As discussed in Note 9 to the consolidated financial statements, during 2003, the Company changed the actuarial valuation measurement date for the pension plan and other post-retirement benefit plans from September 30 to December 31.


/s/ DELOITTE & TOUCHE LLP


Omaha, Nebraska
March 8, 2004

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                                       Year Ended December 31,
                                                          --------------------------------------------------
                                                               2003              2002             2001
                                                          ---------------   ---------------  ---------------
                                                              (In thousands, except per share amounts)
Operating Revenues: (notes 1 and 2)
  Electric..............................................    $ 1,097,136         $ 839,884      $ 1,881,375
  Gas...................................................        358,267           277,406          371,265
  Other.................................................            311             1,404            1,538
                                                          ---------------   ---------------  ---------------
     Total operating revenues...........................      1,455,714         1,118,694        2,254,178
                                                          ---------------   ---------------  ---------------
Operating Expenses:
  Cost of energy sold...................................        802,731           499,751        1,438,646
  Administrative and general............................        158,706           146,231          155,392
  Energy production costs...............................        140,584           149,528          152,455
  Depreciation and amortization.........................        115,649           102,409           96,936
  Transmission and distribution costs...................         60,070            63,870           69,001
  Taxes, other than income taxes........................         31,310            34,244           30,302
  Income taxes (notes 1 and 8)..........................         28,072            20,887           88,769
                                                          ---------------   ---------------  ---------------
     Total operating expenses...........................      1,337,122         1,016,920        2,031,501
                                                          ---------------   ---------------  ---------------
     Operating income...................................        118,592           101,774          222,677
                                                          ---------------   ---------------  ---------------
Other Income and Deductions (note 16):
  Other income..........................................         52,705            48,360           52,147
  Other deductions......................................        (46,153)          (12,306)         (67,257)
  Income tax (expense) benefit  (notes 1 and 8).........            183           (12,144)           7,706
                                                          ---------------   ---------------  ---------------
     Net other income and deductions....................          6,735            23,910           (7,404)
                                                          ---------------   ---------------  ---------------
     Earnings before interest charges...................        125,327           125,684          215,273
                                                          ---------------   ---------------  ---------------
Interest Charges:
  Interest on long-term debt (note 4)...................         59,429            56,409           62,716
  Other interest charges................................          6,760             5,003            2,124
                                                          ---------------   ---------------  ---------------
     Net interest charges...............................         66,189            61,412           64,840
                                                          ---------------   ---------------  ---------------

Preferred Stock Dividend Requirements of Subsidiary.....            586               586              586
                                                          ---------------   ---------------  ---------------
Net Earnings Before Cumulative Effect of Changes in
  Accounting Principles.................................         58,552            63,686          149,847
Cumulative Effect of Changes in Accounting Principles
  Net of Tax of $23,999 (notes 9, 12 and 17)............         36,621                 -                -
                                                          ---------------   ---------------  ---------------
Net Earnings............................................      $  95,173         $  63,686        $ 149,847
                                                          ===============   ===============  ===============
Net Earnings per Common Share (note 7):
   Basic................................................       $   2.39          $   1.63         $   3.83
   Diluted..............................................       $   2.37          $   1.61         $   3.77
                                                          ===============   ===============  ===============
Dividends Paid per Share of Common Stock................       $   0.91          $   0.86         $   0.80
                                                          ===============   ===============  ===============


              The accompanying notes are an integral part of these
                             financial statements.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                                       Year Ended December 31,
                                                          --------------------------------------------------
                                                               2003              2002             2001
                                                          ---------------   ---------------  ---------------
                                                                           (In thousands)
Balance at Beginning of Year............................      $ 444,651         $ 415,388        $ 296,843
  Net earnings..........................................         95,173            63,686          149,847
  Dividends (note 4):
     Common stock.......................................        (36,755)          (34,423)         (31,302)
                                                          ---------------   ---------------  ---------------

Balance at End of Year..................................      $ 503,069         $ 444,651        $ 415,388
                                                          ===============   ===============  ===============


              The accompanying notes are an integral part of these
                             financial statements.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                     As of December 31,
                                                                               -------------------------------
                                                                                    2003             2002
                                                                               ---------------   -------------
                                                                                       (In thousands)
Utility Plant:  (notes 1, 11 and 13)
  Electric plant in service...................................................    $2,419,162       $2,301,673
  Gas plant in service........................................................       630,949          615,907
  Common plant in service and plant held for future use.......................        48,735           79,987
                                                                               ---------------   -------------
                                                                                   3,098,846        2,997,567
  Less accumulated depreciation and amortization..............................     1,063,645        1,102,443
                                                                               ---------------   -------------
                                                                                   2,035,201        1,895,124
  Construction work in progress...............................................       133,317          173,248
  Nuclear fuel, net of accumulated amortization of $15,995 and $16,568........        25,917           26,832
                                                                               ---------------   -------------

     Net utility plant........................................................     2,194,435        2,095,204
                                                                               ---------------   -------------
Other Property and Investments:
  Investment in lessor notes (notes 5 and 6)..................................       330,339          350,479
  Other investments (notes 1 and 6)...........................................       114,273           92,225
  Non-utility property, net of accumulated depreciation of $1,755 and $1,750..         1,455            1,528
                                                                               ---------------   -------------
     Total other property and investments.....................................       446,067          444,232
                                                                               ---------------   -------------
Current Assets:
  Cash and cash equivalents...................................................        12,694            3,702
  Accounts receivables, net of allowance for uncollectible accounts
     of $9,284 and  $15,575...................................................        68,258           46,914
  Unbilled revenues (note 1)..................................................        82,899           88,438
  Other receivables...........................................................        47,042           53,052
  Inventories (note 1)........................................................        40,799           37,230
  Regulatory assets (note 3)..................................................        15,436            1,061
  Short-term investments (notes 1 and 6)......................................             -           79,630
  Other current assets........................................................        38,835           32,753
                                                                               ---------------   -------------
     Total current assets.....................................................       305,963          342,780
                                                                               ---------------   -------------
Deferred charges:
  Regulatory assets (note 3)..................................................       215,416          196,283
  Prepaid retirement cost (note 9)............................................        85,782           39,665
  Other deferred charges......................................................       130,966          129,063
                                                                               ---------------   -------------
     Total deferred charges...................................................       432,164          365,011
                                                                               ---------------   -------------
                                                                                  $3,378,629       $3,247,227
                                                                               ===============   =============


              The accompanying notes are an integral part of these
                             financial statements.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES

                                                                                     As of December 31,
                                                                               -------------------------------
                                                                                    2003            2002
                                                                               ---------------  --------------
                                                                                       (In thousands)

Capitalization:
  Common stockholders' equity:
    Common stock outstanding 40,259 and 39,118 shares, no par value (note 4)..     $ 647,722       $ 624,119
    Accumulated other comprehensive loss, net of tax (note 1).................       (73,487)        (94,721)
    Retained earnings.........................................................       503,069         444,651
                                                                               ---------------  --------------
       Total common stockholders' equity......................................     1,077,304         974,049
  Minority interest (notes 1 and 5)...........................................             -          11,760
  Cumulative preferred stock without mandatory redemption
    requirements (note 4).....................................................        12,800          12,800
  Long-term debt (note 4).....................................................       987,210         980,092
                                                                               ---------------  --------------
     Total capitalization.....................................................     2,077,314       1,978,701
                                                                               ---------------  --------------
Current Liabilities:
  Short-term debt.............................................................       125,918         150,000
  Accounts payable............................................................        86,155          90,355
  Accrued interest and taxes (notes 1 and 8)..................................        23,477          46,189
  Other current liabilities...................................................       110,031          99,019
                                                                               ---------------  --------------
     Total current liabilities................................................       345,581         385,563
                                                                               ---------------  --------------
Deferred Credits:
  Accumulated deferred income taxes (notes 1 and 8)...........................       250,098         139,732
  Accumulated deferred investment tax credits (notes 1 and 8).................        38,462          41,583
  Regulatory liabilities (note 3).............................................       316,384         279,952
  Asset retirement obligations (note 12)......................................        46,416               -
  Minimum pension liability...................................................       128,825         141,175
  Accrued post-retirement benefit cost (note 9)...............................        20,638          17,335
  Other deferred credits (note 14)............................................       154,911         263,186
                                                                               ---------------  --------------
     Total deferred credits...................................................       955,734         882,963
                                                                               ---------------  --------------
Commitments and Contingencies (note 13).......................................             -               -
                                                                               ---------------  --------------
                                                                                  $3,378,629      $3,247,227
                                                                               ===============  ==============


              The accompanying notes are an integral part of these
                             financial statements.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Year Ended December 31,
                                                                 ----------------------------------------------
                                                                     2003            2002            2001
                                                                 --------------  --------------  --------------
                                                                                (In thousands)
Cash Flows From Operating Activities:
  Net earnings...................................................    $ 95,173        $ 63,686        $149,847
  Adjustments to reconcile net earnings to net cash flows
    from operating activities:
      Depreciation and amortization..............................     144,854         115,415         106,768
      Allowance for equity funds used during construction........      (2,589)              -               -
      Accumulated deferred income tax............................      90,175          44,138         (36,066)
      Transition costs write-off.................................      16,720               -               -
      Loss on reacquired debt....................................      16,576               -               -
      Cumulative effect of a change in accounting principle......     (60,620)              -               -
      Asset write-offs...........................................           -           4,817          36,496
      Merger costs...............................................           -          (2,436)         17,975
      Net unrealized losses on trading and investment contracts..      (1,360)        (29,513)         26,172
      Wholesale credit reserve...................................      (2,433)              -          (5,406)
      Other, net.................................................           -           2,083          (4,297)
      Changes in certain assets and liabilities:
        Accounts receivables.....................................     (21,344)          2,830          36,297
        Unbilled revenues........................................       5,539           3,936          22,765
        Accrued post-retirement benefit costs....................     (14,962)        (18,986)          2,873
        Other assets.............................................      (5,972)        (41,152)         17,841
        Accounts payable.........................................      (7,317)         34,597         (91,378)
        Accrued interest and taxes...............................     (22,712)        (25,833)         35,133
        Other liabilities........................................      (1,036)        (56,223)         12,326
                                                                 --------------  --------------  --------------
          Net cash flows from operating activities...............     228,692          97,359         327,346
                                                                 --------------  --------------  --------------
Cash Flows From Investing Activities:
  Utility plant additions........................................    (167,701)       (229,629)       (253,899)
  Nuclear fuel additions.........................................      (9,503)        (10,596)        (10,945)
  Redemption of available-for-sale investments...................      80,291          76,633        (150,000)
  Combustion turbine payments....................................     (11,136)        (29,975)              -
  Bond purchase..................................................      (6,675)         (5,572)              -
  Return of principal PVNGS lessor notes.........................      18,360          17,531          16,674
  Merger acquisition costs.......................................           -               -         (11,567)
  Other..........................................................      (5,203)        (18,819)          2,723
                                                                 --------------  --------------  --------------
          Net cash flows from investing activities...............    (101,567)       (200,427)       (407,014)
                                                                 --------------  --------------  --------------


                      PNM RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Year Ended December 31,
                                                               ----------------------------------------------
                                                                   2003            2002            2001
                                                               --------------  --------------  --------------
                                                                              (In thousands)
Cash Flows From Financing Activities:
  Short-term borrowings (repayments), net (note 4)............      (24,082)        115,000          35,000
  Long-term debt borrowings...................................      483,882               -               -
  Long-term debt repayments...................................     (476,572)              -               -
  Premium on long-term debt refinancing.......................      (23,905)              -               -
  Refund costs of pollution control bonds.....................      (31,427)              -               -
  Exercise of employee stock options (note 10)................       (9,639)         (2,412)         (2,179)
  Dividends paid..............................................      (36,702)        (34,226)        (31,876)
  Other.......................................................          312               -            (560)
                                                               --------------  --------------  --------------
              Net cash flows from financing activities........     (118,133)         78,362             385
                                                               --------------  --------------  --------------
Increase (Decrease) in Cash and Cash Equivalents..............        8,992         (24,706)        (79,283)
Beginning of Year.............................................        3,702          28,408         107,691
                                                               --------------  --------------  --------------
End of Year...................................................     $ 12,694        $  3,702        $ 28,408
                                                               ==============  ==============  ==============
Supplemental Cash Flow Disclosures:
  Interest paid, net of capitalized interest..................     $ 69,046        $ 53,041        $ 62,216
                                                               ==============  ==============  ==============
  Income taxes paid (refunded), net...........................     $(23,154)       $ 13,541        $ 72,146
                                                               ==============  ==============  ==============
Non Cash Transactions:
  Long-term debt assumed for transmission line................     $      -        $ 26,152        $      -
                                                               ==============  ==============  ==============
  Pension contribution of PNM Resources, Inc. common shares...     $ 28,950        $      -        $      -
                                                               ==============  ==============  ==============

                 The accompanying notes are an integral part of
                           these financial statements.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                                                                  As of December 31,
                                                                           ---------------------------------
                                                                                2003              2002
                                                                           ---------------    --------------
                                                                                    (In thousands)
Common Stock Equity:
    Common Stock, no par value (note 4)..................................      $ 647,722         $ 624,119
    Accumulated other comprehensive income, net of tax (note 1)..........        (73,487)          (94,721)
    Retained earnings....................................................        503,069           444,651
                                                                           ---------------    --------------
        Total common stock equity........................................      1,077,304           974,049
                                                                           ---------------    --------------
Minority Interest (notes 1 and 5)........................................              -            11,760
                                                                           ---------------    --------------
Cumulative Preferred Stock: (note 4)
    Without mandatory redemption requirements:
        1965 Series, 4.58% with a stated value of $100.00 and a
         current redemption price of $102.00.  Outstanding shares
         at December 31, 2003 and 2002 were 128,000......................         12,800            12,800
                                                                           ---------------    --------------
Long-Term Debt: (note 4)
Issue and Final Maturity
    First Mortgage Bonds, Pollution Control Revenue Bonds:
       5.7%  due  2016...................................................         65,000            65,000
       6.375%  due  2022.................................................              -            46,000
                                                                           ---------------    --------------
        Total First Mortgage Bonds                                                65,000           111,000
                                                                           ---------------    --------------
     Senior Unsecured Notes, Pollution Control Revenue Bonds:
       6.30%    due  2016................................................         77,045            77,045
       5.75%    due  2022................................................         37,300            37,300
       5.80%    due  2022................................................        100,000           100,000
       6.375%  due  2022.................................................         90,000            90,000
       6.375%  due  2023.................................................              -            36,000
       6.40%    due  2023................................................              -           100,000
       6.30%    due  2026................................................         23,000            23,000
       6.60%    due  2029................................................         11,500            11,500
       2.75%   due  2033.................................................         46,000                 -
       2.75%   due  2033.................................................        100,000                 -
       2.75%   due  2038.................................................         36,000                 -
                                                                           ---------------    --------------
         Total Senior Unsecured Notes, Pollution Control Revenue Bonds...        520,845           474,845
                                                                           ---------------    --------------
     Senior Unsecured Notes:
       7.10%  due  2005..................................................              -           268,420
       4.40%  due  2008..................................................        300,000                 -
       7.50%  due  2018..................................................        100,025           100,025
     EIP debt............................................................              -            26,152
     Other, including unamortized discounts..............................          1,340              (350)
                                                                           ---------------    --------------
             Total long-term debt........................................        987,210           980,092
                                                                           ---------------    --------------
Total Capitalization.....................................................    $ 2,077,314       $ 1,978,701
                                                                           ===============    ==============


              The accompanying notes are an integral part of these
                             financial statements.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)


                                                                                     Year Ended December 31,
                                                                           --------------------------------------------
                                                                               2003           2002            2001
                                                                           -------------  --------------  -------------
                                                                                         (In thousands)

Net Earnings..............................................................     $95,173        $ 63,686       $149,847
                                                                           -------------  --------------  -------------
  Other Comprehensive Income (Loss):
  Unrealized gain (loss) on securities:
      Unrealized holding gains arising during the period,
         net of tax expense of $1,256, $853 and $46.......................       1,916           1,303             70
      Reclassification adjustment for losses included in net income,
         net of tax benefit of $440, $602 and $345........................        (672)           (919)          (526)

  Minimum pension liability adjustment, net of tax expense (benefit)
            of $6,284, $(36,085) and $(18,912)............................       9,589         (55,061)       (28,858)

  Mark-to-market adjustment for certain derivative transactions:
      Initial implementation of SFAS 133 designated cash flow hedges,
         net of tax expense of $4,029.....................................           -               -          6,148
      Change in fair market value of designated cash flow hedges,
         net of tax expense (benefit) of $6,816, $(6,790) and $226........      10,401         (10,361)           345
      Reclassification adjustment for losses included in net income,
         net of tax benefit of $450 and $4,029............................           -            (687)        (6,148)
                                                                           -------------  --------------  -------------
Total Other Comprehensive Income (Loss)...................................      21,234         (65,725)       (28,969)
                                                                           -------------  --------------  -------------
Total Comprehensive Income (Loss).........................................    $116,407         $(2,039)      $120,878
                                                                           =============  ==============  =============


              The accompanying notes are an integral part of these
                             financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                                         Year Ended December 31,
                                                            --------------------------------------------------
                                                                 2003              2002             2001
                                                            ---------------   ---------------  ---------------
                                                                (In thousands, except per share amounts)
Operating Revenues: (notes 1 and 2)
  Electric.................................................    $1,097,136         $ 839,884       $1,881,375
  Gas......................................................       358,267           277,406          371,265
  Other....................................................             -                 -            1,538
                                                            ---------------   ---------------  ---------------
     Total operating revenues..............................     1,455,403         1,117,290        2,254,178
                                                            ---------------   ---------------  ---------------
Operating Expenses:
  Cost of energy sold......................................       802,711           498,941        1,438,646
  Administrative and general...............................       160,200           140,500          155,392
  Energy production costs..................................       140,584           149,528          152,455
  Depreciation and amortization............................       113,921           101,689           96,936
  Transmission and distribution costs......................        61,169            63,870           69,001
  Taxes, other than income taxes...........................        29,670            31,333           30,302
  Income taxes (notes 1 and 8).............................        28,262            22,774           88,769
                                                            ---------------   ---------------  ---------------
     Total operating expenses..............................     1,336,517         1,008,635        2,031,501
                                                            ---------------   ---------------  ---------------
     Operating income......................................       118,886           108,655          222,677
                                                            ---------------   ---------------  ---------------
Other Income and Deductions (note 16):
  Other income.............................................        48,755            40,446           52,147
  Other deductions.........................................       (39,625)          (15,059)         (67,257)
  Income tax (expense) benefit  (notes 1 and 8)............        (2,328)          (10,096)           7,706
                                                            ---------------   ---------------  ---------------
     Net other income and deductions.......................         6,802            15,291           (7,404)
                                                            ---------------   ---------------  ---------------
     Earnings before interest charges......................       125,688           123,946          215,273
                                                            ---------------   ---------------  ---------------
Interest Charges:
  Interest on long-term debt (note 4)......................        59,013            56,409           62,716
  Other interest charges...................................         6,697             5,321            2,124
                                                            ---------------   ---------------  ---------------
     Net interest charges..................................        65,710            61,730           64,840
                                                            ---------------   ---------------  ---------------
Net Earnings Before Cumulative Effect of Changes in
   Accounting Principles...................................        59,978            62,216          150,433

Cumulative Effect of Changes in Accounting Principles,
   Net of tax of $23,999 (notes 9, 12 and 17)..............        36,621                 -                -
                                                            ---------------   ---------------  ---------------
Net Earnings Before Preferred Stock Dividends..............        96,599            62,216          150,433
Preferred Stock Dividend Requirements......................           586               586              586
                                                            ---------------   ---------------  ---------------
Net Earnings...............................................     $  96,013         $  61,630        $ 149,847
                                                            ===============   ===============  ===============



              The accompanying notes are an integral part of these
                             financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                                        Year Ended December 31,
                                                           --------------------------------------------------
                                                                2003              2002             2001
                                                           ---------------   ---------------  ---------------
                                                                            (In thousands)
Balance at Beginning of Year.............................       $256,157          $288,388         $296,843
  Net earnings before preferred stock dividends..........         96,599            62,216          150,433
  Dividends (note 4):
     Cumulative preferred stock..........................           (586)             (586)            (586)
     Common stock........................................             -                  -          (31,302)
  Dividends to Parent (note 4):
     Assets..............................................             -            (34,880)               -
     Cash................................................        (49,581)          (58,981)        (127,000)
                                                           ---------------   ---------------  ---------------

Balance at End of Year...................................       $302,589          $256,157         $288,388
                                                           ===============   ===============  ===============


              The accompanying notes are an integral part of these
                             financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                  As of December 31,
                                                                            -------------------------------
                                                                                2003             2002
                                                                            --------------  ---------------
                                                                                    (In thousands)
Utility Plant: (notes 1, 11 and 13)
  Electric plant in service................................................    $2,419,162       $2,301,048
  Gas plant in service.....................................................       630,949          615,907
  Common plant in service and plant held for future use....................        10,997           18,137
                                                                            --------------  ---------------
                                                                                3,061,108        2,935,092
  Less accumulated depreciation and amortization...........................     1,055,251        1,098,353
                                                                            --------------  ---------------
                                                                                2,005,857        1,836,739
  Construction work in progress............................................       120,340          159,435
  Nuclear fuel, net of accumulated amortization of $15,995 and $16,568.....        25,917           26,832
                                                                            --------------  ---------------

     Net utility plant.....................................................     2,152,114        2,023,006
                                                                            --------------  ---------------
Other Property and Investments:
  Investment in lessor notes (notes 5 and 6)...............................       330,339          350,479
  Other investments (notes 1 and 6)........................................        91,273           78,344
  Non-utility property.....................................................           966              966
                                                                            --------------  ---------------
     Total other property and investments..................................       422,578          429,789
                                                                            --------------  ---------------
Current Assets:
  Cash and cash equivalents................................................        11,607            3,094
  Accounts receivables, net of allowance for uncollectible accounts
      of $9,284 and  $15,575...............................................        68,258           46,914
  Unbilled revenue (note 1)................................................        82,899           88,438
  Intercompany receivable..................................................             -            4,593
  Other receivables........................................................        45,814           52,783
  Inventories (note 1).....................................................        40,791           37,228
  Regulatory assets (note 3)...............................................        15,436            1,061
  Other current assets.....................................................        28,089           22,872
                                                                            --------------  ---------------
     Total current assets..................................................       292,894          256,983
                                                                            --------------  ---------------
Deferred charges:
  Regulatory assets (note 3)...............................................       215,416          196,242
  Prepaid retirement cost (note 9).........................................        85,782           39,665
  Other deferred charges...................................................       130,520          129,083
                                                                            --------------  ---------------
     Total deferred charges................................................       431,718          364,990
                                                                            --------------  ---------------
                                                                               $3,299,304       $3,074,768
                                                                            ==============  ===============

                 The accompanying notes are an integral part of
                          these financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES

                                                                                As of December 31,
                                                                         ---------------------------------
                                                                              2003              2002
                                                                         ----------------  ---------------
                                                                                  (In thousands)
Capitalization:
  Common Stockholder's Equity:
    Common stock outstanding 39,118 shares (note 4).....................      $ 195,589        $ 195,589
    Paid-in capital.....................................................        556,608          430,043
    Accumulated other comprehensive loss, net of tax (note 1)...........        (73,487)         (94,130)
    Retained earnings...................................................        302,589          256,157
                                                                         ----------------  ---------------
       Total common stockholders' equity................................        981,299          787,659
  Minority interest (notes 1 and 5).....................................              -           11,760
  Cumulative preferred stock without mandatory redemption
    requirements (note 4)...............................................         12,800           12,800
  Long-term debt (note 4)...............................................        987,210          953,940
                                                                         ----------------  ---------------
     Total capitalization...............................................      1,981,309        1,766,159
                                                                         ----------------  ---------------
Current Liabilities:
  Short-term debt.......................................................        124,900          150,000
  Intercompany debt.....................................................              -           28,436
  Accounts payable......................................................         78,313           88,101
  Intercompany accounts payable.........................................         73,571           34,468
  Accrued interest and taxes (notes 1 and 8)............................          8,879           36,450
  Other current liabilities.............................................         83,823           87,701
                                                                         ----------------  ---------------
     Total current liabilities..........................................        369,486          425,156
                                                                         ----------------  ---------------
Deferred Credits:
  Accumulated deferred income taxes (notes 1 and 8).....................        246,282          142,520
  Accumulated deferred investment tax credits (notes 1 and 8)...........         38,462           41,583
  Regulatory liabilities (note 3).......................................        316,384          279,952
  Asset retirement obligations (note 12)................................         46,416                -
  Minimum pension liability.............................................        128,825          141,175
  Accrued post-retirement benefit cost (note 9).........................         20,638           17,335
  Other deferred credits (note 14)......................................        151,502          260,888
                                                                         ----------------  ---------------
     Total deferred credits.............................................        948,509          883,453
                                                                         ----------------  ---------------
Commitments and Contingencies (note 13).................................              -                -
                                                                         ----------------  ---------------
                                                                            $ 3,299,304      $ 3,074,768
                                                                         ================  ===============

              The accompanying notes are an integral part of these
                             financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Year Ended December 31,
                                                                         ----------------------------------------------
                                                                             2003            2002            2001
                                                                         --------------  --------------  --------------
                                                                                        (In thousands)
Cash Flows From Operating Activities:
  Net earnings..........................................................     $ 96,013        $ 61,630        $149,847
  Adjustments to reconcile net earnings to net cash flows
    from operating activities:
      Depreciation and amortization.....................................      143,940         114,695         106,768
      Allowance for equity funds used during construction...............      (2,551)               -               -
      Accumulated deferred income tax...................................       82,799          46,207         (36,066)
      Transition costs write-off........................................       16,720               -               -
      Loss on reacquired debt...........................................       16,576               -               -
      Cumulative effect of a change in accounting principle.............      (60,620)              -               -
      Asset write-offs..................................................            -           4,817          36,496
      Merger costs......................................................            -          (2,436)         17,975
      Net unrealized (gains) losses on trading and investment contracts.       (1,360)        (29,513)         26,172
      Wholesale credit reserve..........................................       (2,433)              -          (5,406)
      Other, net........................................................            -           3,924          (4,297)
      Changes in certain assets and liabilities:
        Accounts receivables............................................      (21,344)          2,830          36,297
        Unbilled revenues...............................................        5,539           3,936          22,765
        Accrued post-retirement benefit costs...........................      (14,962)        (18,986)          2,873
        Other assets....................................................       (3,716)        (93,863)         27,792
        Accounts payable................................................      (12,905)         30,510         (91,378)
        Accrued interest and taxes......................................      (27,572)        (35,572)         35,133
        Other liabilities...............................................      (20,225)        (27,785)         11,740
                                                                         --------------  --------------  --------------
              Net cash flows from operating activities..................      193,899          60,394         336,711
                                                                         --------------  --------------  --------------

Cash Flows From Investing Activities:
  Utility plant additions...............................................     (159,322)       (209,225)       (253,899)
  Nuclear fuel additions................................................       (9,503)        (10,596)        (10,945)
  Redemption of available-for-sale investments..........................            -          45,621         (45,000)
  Combustion turbine payments...........................................      (11,136)        (29,975)              -
  Eastern Interconnect Project buyout...................................      (36,925)              -               -
  Return of principal PVNGS lessor notes................................       18,360          17,531          16,674
  Merger acquisition costs..............................................            -               -         (11,567)
  Other.................................................................       (3,697)         (2,122)          3,392
                                                                         --------------  --------------  --------------
              Net cash flows from investing activities..................     (202,223)       (188,766)       (301,345)
                                                                         --------------  --------------  --------------

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Year Ended December 31,
                                                               -----------------------------------------------
                                                                   2003            2002            2001
                                                               --------------   -------------  ---------------
                                                                              (In thousands)
Cash Flows From Financing Activities:
  Short-term borrowings (repayments), net....................       (25,100)              -               -
  Long-term debt borrowings..................................       483,780         115,000          35,000
  Long-term debt repayments..................................      (450,420)              -               -
  Premium on long-term debt refinancing......................       (23,905)              -               -
  Refund costs of pollution control bonds....................       (31,427)              -               -
  Equity contribution from parent............................       126,053               -               -
  Exercise of employee stock options (note 10)...............             -               -          (2,179)
  Dividends paid.............................................       (49,581)        (58,981)       (158,302)
  Other......................................................          (223)            108            (548)
  Change in intercompany accounts............................       (12,340)         58,311               -
                                                               --------------  --------------  --------------
              Net cash flows from financing activities.......        16,837         114,438        (126,029)
                                                               --------------  --------------  --------------
Increase (Decrease) in Cash and Cash Equivalents.............         8,513         (13,934)        (90,663)
Beginning of Year............................................         3,094          17,028         107,691
                                                               --------------  --------------  --------------
End of Year..................................................      $ 11,607        $  3,094        $ 17,028
                                                               ==============  ==============  ==============
Supplemental Cash Flow Disclosures:
  Interest paid, net of capitalized interest.................      $ 67,500        $ 53,350        $ 62,216
                                                               ==============  ==============  ==============
  Income taxes paid (refunded), net..........................      $ (5,084)       $  9,901        $ 72,146
                                                               ==============  ==============  ==============
Non Cash Transactions:
  Non-cash dividends to parent...............................      $      -        $ 34,880        $      -
                                                               ==============  ==============  ==============


                 The accompanying notes are an integral part of
                          these financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                                                                   As of December 31,
                                                                            ---------------------------------
                                                                                 2003              2002
                                                                            ---------------   ---------------
                                                                                     (In thousands)
Common Stock Equity:
    Common stock outstanding, par value $5 per share (note 4)..............     $ 195,589         $ 195,589
    Paid-in capital........................................................       556,608           430,043
    Accumulated other comprehensive income, net of tax (note 1)............       (73,487)          (94,130)
    Retained earnings......................................................       302,589           256,157
                                                                            ---------------    --------------
        Total equity.......................................................       981,299           787,659
                                                                            ---------------    --------------
Minority Interest (notes 1 and 5)..........................................             -            11,760
                                                                            ---------------    --------------
Cumulative Preferred Stock: (note 4)
    Without mandatory redemption requirements:
        1965 Series, 4.58% with a stated value of $100.00 and a
         current redemption price of $102.00.  Outstanding shares
         at December 31, 2003 and 2002 were 128,000........................        12,800            12,800
                                                                            ---------------    --------------
Long-Term Debt: (note 4)
Issue and Final Maturity
    First Mortgage Bonds, Pollution Control Revenue Bonds:
      5.7%  due  2016......................................................        65,000            65,000
      6.375%  due  2022....................................................             -            46,000
                                                                            ---------------    --------------
        Total First Mortgage Bonds                                                 65,000           111,000
                                                                            ---------------    --------------
     Senior Unsecured Notes, Pollution Control Revenue Bonds:
       6.30%    due  2016..................................................        77,045            77,045
       5.75%    due  2022..................................................        37,300            37,300
       5.80%    due  2022..................................................       100,000           100,000
       6.375%  due  2022...................................................        90,000            90,000
       6.375%  due  2023...................................................             -            36,000
       6.40%    due  2023..................................................             -           100,000
       6.30%    due  2026..................................................        23,000            23,000
       6.60%    due  2029..................................................        11,500            11,500
       2.75%   due  2033...................................................        46,000                 -
       2.75%   due  2033...................................................       100,000                 -
       2.75%   due  2038...................................................        36,000                 -
                                                                            ---------------    --------------
         Total Senior Unsecured Notes, Pollution Control Revenue Bonds.....       520,845           474,845
                                                                            ---------------    --------------
       Senior Unsecured Notes:
       7.10%  due  2005....................................................             -           268,420
       4.40%  due 2008.....................................................       300,000                 -
       7.50%  due  2018....................................................       100,025           100,025
     Other, including unamortized discounts................................         1,340              (350)
                                                                            ---------------    --------------
             Total long-term debt..........................................       987,210           953,940
                                                                            ---------------    --------------
Total Capitalization.......................................................   $ 1,981,309       $ 1,766,159
                                                                            ===============    ==============


              The accompanying notes are an integral part of these
                             financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                                                    Year Ended December 31,
                                                                          --------------------------------------------
                                                                              2003           2002            2001
                                                                          -------------  --------------  -------------
                                                                                        (In thousands)

Net Earnings.............................................................     $96,013         $61,630       $149,847
                                                                          -------------  --------------  -------------
  Other Comprehensive Income (Loss):

  Unrealized gain (loss) on securities:
      Unrealized holding gains arising from the period,
         net of tax expense of $1,545, $563 and $46......................       2,357             861             70
      Reclassification adjustment for gains included in net income,
         net of tax benefit of $440, $602 and $345.......................        (672)           (919)          (526)

  Minimum pension liability adjustment, net of tax expense (benefit)
     of $6,284, $(36,085) and $(18,912)..................................       9,589         (55,061)       (28,858)

  Mark-to-market adjustment for certain derivative transactions:
      Initial implementation of SFAS 133 designated cash flow hedges,
         net of tax expense of $4,029....................................           -               -          6,148
      Change in fair market value of designated cash flow hedges,
         net of tax expense (benefit) of $6,140, $(6,113) and $226.......       9,369          (9,328)           345
      Reclassification adjustment for losses included in net income,
         net of tax benefit of $450 and $4,029...........................           -            (687)        (6,148)
                                                                          -------------  --------------  -------------
Total Other Comprehensive Income (Loss)..................................      20,643         (65,134)       (28,969)
                                                                          -------------  --------------  -------------
Total Comprehensive Income (Loss)........................................    $116,656         $(3,504)      $120,878
                                                                          =============  ==============  =============


              The accompanying notes are an integral part of these
                             financial statements.



                                      F20

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2003, 2002 and 2001

(1)    Summary of the Business and Significant Accounting Policies

Nature of Business

       PNM Resources, Inc. (the "Holding Company") is an investor-owned holding company of energy and energy related businesses. Its principal subsidiary, Public Service Company of New Mexico ("PNM"), is an integrated public utility primarily engaged in the generation, transmission, distribution and sale and marketing of electricity; transmission, distribution and sale of natural gas within the State of New Mexico and the sale and marketing of electricity in the Western United States. The business of PNM constitutes substantially all of the business of Holding Company and its subsidiaries. Therefore, the financial results and results of operations of PNM are virtually identical to the consolidated results of the Holding Company and its subsidiaries. For ease of discussion, these notes may use the term "Company" when referring to PNM or when discussing matters of common applicability to the Holding Company and PNM. In addition, the Holding Company provides energy and utility related services under its wholly-owned subsidiary, Avistar, Inc. ("Avistar").

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

Accounting Principles

       The Company maintains its accounting records in accordance with the uniform system of accounts prescribed by the Federal Energy Regulatory Commission ("FERC") and the National Association of Regulatory Utility Commissioners, and adopted by the New Mexico Public Regulation Commission ("PRC").

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2003, 2002 and 2001

       The Company's accounting policies conform to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71"). SFAS 71 requires a rate-regulated entity to reflect the effects of certain regulatory decisions in its financial statements. In accordance with SFAS 71, the Company has deferred certain costs and recorded certain liabilities pursuant to the rate actions of the FERC, and the PRC and its predecessor. These "regulatory assets" and "regulatory liabilities" are enumerated and discussed in Note 3.

       The Company discontinued the application of SFAS 71 as of December 31, 1999, for the generation portion of its business effective with the passage of the Electric Utility Industry Restructuring Act of 1999 ("Restructuring Act") in accordance with Statement of Financial Accounting Standards No. 101, "Accounting for the Discontinuation of Application of FASB Statement No. 71" ("SFAS 101"). In October 2002, the Company and several other parties signed the Global Electric Agreement that provided for a five-year rate path for the Company's New Mexico jurisdictional customers beginning in September of 2003 (see Note 13 for further discussion). In response to the Global Electric Agreement, the New Mexico Legislature repealed the Restructuring Act. As a result, the Company re-applied SFAS 71 to its generation portion of its business during the first quarter of 2003 as a result of the PRC approving the Global Electric Agreement in January 2003.

Principles of Consolidation


       The consolidated financial statements include the accounts of the Company and subsidiaries in which it owns a majority voting interest. Corporate administrative and general expenses, which represent costs that are driven primarily by corporate level activities, are allocated to the business segments. There were no other significant intercompany transactions between the Holding Company and PNM in 2003 and 2002, except for the common dividend, consolidation of PVNGS capital trust and minority interest described in Note 5. All significant intercompany transactions and balances have been eliminated.

       The Company adopted Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 established standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. Under SFAS 150, issuers are required to classify as liabilities a financial instrument that is within its scope as a liability because that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. The FASB has indefinitely deferred the classification and measurement provisions and adoption of SFAS 150 in relation to limited life entities. Upon adoption, the Company reclassified approximately $10 million from minority interest to other deferred credits on its consolidated balance sheets at December 31, 2003.

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2003, 2002 and 2001

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

Utility Plant

       Utility plant is stated at cost, which includes capitalized payroll-related costs such as taxes, pension and other fringe benefits, administrative costs, an allowance for funds used during construction and any carrying value adjustment as deemed appropriate.

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

Allowance For Funds Used During Construction ("AFUDC")

       As provided by the uniform systems of accounts, AFUDC is charged to utility plant. AFUDC represents the cost of borrowed funds (allowance for borrowed funds used during construction) and a return on other funds (allowance for equity funds used during construction).

       The calculation of AFUDC should be performed if its subsequent inclusion in allowable costs for rate-making purposes is probable. In 2003, PNM recorded $3.9 million of AFUDC on certain construction projects. PNM did not record AFUDC on construction projects in 2002 and 2001.

Capitalized Interest

       SFAS 34, "Capitalization of Interest Costs," requires that interest cost be capitalized as part of the historical cost of acquiring certain assets and is calculated using only the cost of borrowing. Under GAAP, interest can only be capitalized on non-SFAS 71 assets. PNM capitalizes interest on its generation projects not included in rate base that are under construction and software

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2003, 2002 and 2001

costs. The interest cost to be capitalized is theoretically that portion of interest expense that could have been avoided if construction expenditures were not made. The rate used for capitalization is the rate for borrowings specific to the project. If there are no specific borrowings, the weighted average borrowing rate for the Company is used. PNM has not borrowed any funds specifically for any projects; therefore interest was being capitalized at the overall weighted average borrowing rate of 6.4%. PNM's capitalized interest was $1.2 million and $6.4 million in 2003 and 2002, respectively. No interest was capitalized in 2001.

Inventories

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

       Gas in underground storage is valued using a weighted average inventory method. Withdrawals are charged to sales service customers through the Purchased Gas Adjustment Clause ("PGAC"). Adjustments to gas in underground storage due to migration are charged to the PGAC and are based on a PRC pre-approved percentage of injections.

       Coal is valued using a rolling weighted average costing method that is updated based on the current period cost per tons. Periodic aerial surveys are performed and any material adjustments are recorded as identified.

       Inventories consisted of the following at December 31, (in thousands).

                                                   2003           2002
                                               -------------  -------------

         Coal.................................    $11,282        $12,678
         Gas in underground storage...........      4,295          2,001
         Materials and supplies...............     25,222         22,551
                                               -------------  -------------
                                                  $40,799        $37,230
                                               =============  =============

Investments

       The Company's investments are comprised of U.S., state, and municipal government obligations and corporate securities. Investments with maturities of less than one year are considered short-term and are carried at fair value. All investments are held in the Company's name and are in the custody of major financial institutions. The specific identification method is used to determine

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2003, 2002 and 2001

the cost of securities disposed of, with realized gains and losses reflected in other income and expense. At December 31, 2003 and 2002, all of the Company's investments were classified as available for sale. Unrealized gains and losses on these investments are included in other comprehensive income, net of any related tax effect.

Revenue Recognition

       The Company's Utility Operations record electric and gas operating revenues in the period of delivery, which includes estimated amounts for service rendered but unbilled at the end of each accounting period.

       The determination of the energy sales to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is estimated. Unbilled electric revenue is estimated based on the daily generation volumes, estimated customer usage by class, weather factors, line losses and applicable customer rates based on regression analyses reflecting historical trends and experience.

       The Company purchases gas on behalf of sales-service customers while other marketers or producers purchase gas on behalf of transportation-service customers. The Company collects a cost of service revenue for the transportation, delivery, and customer service provided to these customers. Sales-service tariffs are subject to the terms of the PGAC while transportation service customers are metered and billed on the last day of the month. Therefore, the Company estimates unbilled decatherms and records cost of service and PGAC revenues for sales-service customers only.

       The Company's Wholesale Operations revenues are recognized in the month the energy is delivered to the customer and are based on the actual amounts supplied to the customer. However, in accordance with the Western Systems Power Pool contract, these revenues are billed in the month subsequent to their delivery. Consequently, wholesale revenues for the last month in any reporting period are unbilled when reported.

       These electricity sales are recorded as operating revenues while the electricity purchases are recorded as costs of energy sold. These amounts were recorded on a gross basis, because the Company does not act as an agent or broker for these merchant energy contracts but takes title and has the risks and rewards of ownership. Effective October 1, 2003, non-normal derivative contracts that are net settled or "booked-out" are recorded net in operating revenues. A book-out is the unplanned netting of off-setting purchase and sale transactions. A book-out is a transmission mechanism to reduce congestion on the transmission system or administrative burden (see further discussion in Financial Instruments in this same footnote). Specifically, adopting EITF Issue 03-11 "Reporting Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and Not Held for Trading Purposes" ("EITF 03-11") affected the comparability of 2003 Consolidated

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2003, 2002 and 2001

Financial Statements to those of prior years. The Consolidated Statements of Income for 2002 and 2001 were not reclassified.

       The Company enters into merchant energy contracts to take advantage of market opportunities associated with the purchase and sale of electricity. Unrealized gains and losses resulting from the impact of price movements on the Company's derivative energy contracts that are not designated normal purchases and sales or hedges are recognized as adjustments to Wholesale Operations operating revenues. The market prices used to value these transactions reflect management's best estimate considering various factors including closing exchange and over-the-counter quotations, time value and volatility factors underlying the commitments.

Depreciation and Amortization

       Provision for depreciation and amortization of utility plant is made based upon rates approved by the PRC. The average rates used are as follows:

                                           2003        2002        2001
                                        -----------  ----------  ----------

       Electric plant..................     3.33%       3.42%       3.39%
       Gas plant.......................     2.96%       3.02%       3.21%
       Common plant....................     8.38%       7.34%       6.92%

       The provision for depreciation of certain equipment is charged to depreciation expense and allocated to construction projects based on the use of the equipment. Depreciation of non-utility property is computed based on the straight-line method. Amortization of nuclear fuel is computed based on the units of production method.

Decommissioning Costs

       Accounting for decommissioning costs for nuclear and fossil-fuel generation involves significant estimates related to costs to be incurred many years in the future after plant closure. Changes in these estimates could significantly impact the Company's financial position, results of operation and cash flows. The Company owns and leases nuclear and fossil-fuel facilities that are within and outside of its retail service areas. The Company adopted the accounting requirements of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") on January 1, 2003 (see Note 12). Under SFAS 143, the Company is only required to recognize and measure decommissioning liabilities for tangible long-lived assets for which a legal obligation exists. Adoption of the statement changed the Company's method of accounting for both nuclear generation decommissioning and fossil-fuel generation decommissioning. Nuclear decommissioning costs are based on site-specific estimates of the costs for removing all radioactive and other structures at the site. PVNGS Unit 3 is currently excluded from the Company's retail rates base while Units 1 and 2 are included in the Company's retail rates. The Company collects a provision for ultimate decommissioning of Units 1 and 2 in its rates and recognizes a corresponding expense and liability for

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2003, 2002 and 2001

these amounts. Fossil-fuel decommissioning costs are also approved by the PRC as a component of the Company's depreciation rates. The Company believes that it will continue to be able to collect for its legal asset retirement obligations for nuclear and fossil-fuel generation activities included in the ratemaking process.

       In addition, the Company has a contractual obligation with the PVNGS participants to fund separately the nuclear decommissioning at a level in excess of what the Company has identified as its legal asset retirement obligation under SFAS 143. The contractual funding obligation is based on a site-specific estimate prepared by a third party. The Company's most recent site-specific estimates for nuclear decommissioning costs were developed in 2001, using 2001 cost factors, and are based on prompt dismantlement decommissioning, reflecting the costs of removal discussed above, with such removal occurring shortly after operating license expiration. The Company's share of the contractual funding obligation through the end of the licensing terms is approximately $201 million (measured in 2001 dollars). The estimates are subject to change based on a variety of factors, including cost escalation, changes in technology applicable to nuclear decommissioning and changes in federal, state or local regulations. The operating licenses for PVNGS Units 1, 2 and 3 will expire in 2025, 2026, and 2027, respectively. The Company does not have a similar contractual funding obligation related to its fossil-fuel plants.

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

Financial Instruments

       Effective January 1, 1999, the Company adopted EITF Issue No. 98-10 which requires that energy trading contracts be marked-to-market (measured at fair value determined as of the balance sheet date with the gains and losses included in earnings).

       The Company implemented SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"), as amended, on January 1, 2001. SFAS 133, as amended, establishes accounting and reporting standards requiring derivative instruments to be recorded in the balance sheet as either an asset or liability measured at their fair value. SFAS 133, as amended, also requires that changes in the derivatives' fair value be recognized currently in earnings unless specific hedge accounting or normal purchase and sale criteria are met. Special accounting for qualifying hedges allows derivative gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2003, 2002 and 2001

effectiveness of transactions that receive hedge accounting. SFAS 133, as amended, provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The results of hedge ineffectiveness and the change in fair value of a derivative that an entity has chosen to exclude from hedge effectiveness are required to be presented in current earnings. All energy contracts marked-to-market under EITF 98-10 were subject to mark-to-market accounting upon adoption of SFAS 133.

       On October 25, 2002, the EITF reached a final consensus on EITF 02-3 "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities", EITF 98-10 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" and Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") that rescinded EITF 98-10 and required that all energy contracts held for trading purposes be presented on a net margin basis in the statement of earnings. The rescission of EITF 98-10 requires that energy contracts which do not meet the definition of a derivative under SFAS 133 no longer be marked to market and recognized in current earnings. As a result, all contracts which were marked to market under EITF 98-10 and must now be accounted for under the accrual method and written back to cost with any difference included as a cumulative effect of a change in accounting principle in the period of adoption. This transition provision was effective January 1, 2003. The rescission of EITF 98-10 did not have a material impact on the Company's financial condition or results of operations as all contracts previously marked to market under the definition provided in EITF 98-10 also met the definition of a derivative under SFAS 133 and are properly recorded at fair value with gains and losses recorded in earnings. The Company reviewed its energy contract portfolio to determine whether its contracts meet the definition of trading activities under EITF 02-3. As a result, the Company has reclassified those contracts previously accounted for under EITF 98-10 to a net margin basis for the fiscal years ended December 31, 2002 and 2001. The Company will not report revenues and cost of energy sold on a net margin basis on a prospective basis as a result of the application of EITF 02-3 as none of the Company's marketing activities meet the definitions of trading activities as prescribed by EITF 02-3. For the years ended December 31, 2002 and 2001, wholesale purchases of $74.0 million and $89.4 million were netted with electric revenues in the consolidated statement of earnings (see
Note 2).

       Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149") was effective for all electricity contracts entered into by the Company or modified after June 30, 2003. Under SFAS 149, the Company treats all forward electric purchases and sales contracts subject to unplanned netting or book-out by the transmission provider as derivative instruments subject to mark-to-market accounting, unless the contract qualifies for the normal exception by meeting SFAS 149's definition of a capacity contract. Under this definition, the contract cannot permit net settlement, the seller must have the resources to serve the contract and the buyer must be a load serving entity. Upon adoption, SFAS 149 did not have a material impact on the Company's financial condition or results of operation.

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2003, 2002 and 2001

       EITF 03-11 was effective for the Company on October 1, 2003. EITF 03-11 gives guidance on whether realized gains and losses on derivative contracts not held for trading purposes should be reported on a net or gross basis and concludes such classification is a matter of judgment that depends on the relevant facts and circumstances. The Company nets all realized gains and losses on non-normal derivative transactions that do not physically deliver and that are offset by similar transactions during settlement. For the year ended December 31, 2003, wholesale purchases of $15.0 million were netted with electric revenues in the consolidated statement of earnings (see Note 2).

Stock Based Compensation

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

       At December 31, 2003, the Company had three stock-based employee compensation plans of which stock options continue to be granted under only two of the plans. These plans are described more fully in Note 10. Had compensation expense for the Company's stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the effect on the Company's pro forma net earnings and pro forma earnings per share would be as follows (in thousands, except per share data):

                                                         Year Ended December 31,
                                                ------------------------------------------
                                                    2003          2002           2001
                                                -------------  ------------  -------------
Net earnings:..................................     $95,173       $63,686       $149,847
Deduct:  Total stock-based employee
   compensation expense determined under
   fair value based method for all awards,
   net of related tax effects..................      (2,200)       (4,402)        (3,351)
                                                -------------  ------------  -------------
Pro forma net earnings.........................     $92,973       $59,284       $146,496
                                                =============  ============  =============
Earnings per share:
    Basic - as reported........................     $  2.39       $  1.63        $  3.83
                                                =============  ============  =============
    Basic - pro forma..........................     $  2.34       $  1.52        $  3.74
                                                =============  ============  =============
    Diluted - as reported......................     $  2.37       $  1.61        $  3.77
                                                =============  ============  =============
    Diluted - pro forma........................     $  2.32       $  1.50        $  3.69
                                                =============  ============  =============

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2003, 2002 and 2001

Accumulated Other Comprehensive Income (Loss)

       Accumulated other comprehensive income (loss) reports a measure for accumulated changes in equity of the Company that results from transactions and other economic events other than transactions with shareholders. The following table sets forth the changes in each component of accumulated other comprehensive income (loss):

                                                                                      Mark-to-
                                                           Unrealized                market for    Accumulated
                                                           gain (loss)    Minimum     certain        other
                                                               on         pension    Derivative   comprehensive
                                                           securities    liability  transactions  income (loss)
                                                          ------------ ------------ ------------ --------------

Balance at December 31, 2000                                $  (1,518)    $  1,545       $    -       $     27
Period change in:
   Minimum pension liability adjustment.................            -       28,858            -         28,858
   Unrealized holding gains arising from the period.....          (70)           -            -            (70)
   Reclassification adjustment for losses included in
      net income........................................          526            -            -            526
   Initial implementation of SFAS 133 designated
     cash flow hedges...................................            -            -        6,148          6,148
   Change in fair market value of designated cash
     flow hedges........................................            -            -         (345)          (345)
   Reclassification adjustment for losses included
     in net income......................................            -            -       (6,148)        (6,148)
                                                          ------------ ------------ ------------ --------------
Balance at December 31, 2001                                   (1,062)      30,403         (345)        28,996

Period change in:
   Minimum pension liability adjustment.................            -       55,061            -         55,061
   Unrealized holding gains arising from the period.....       (1,303)          -             -         (1,303)
   Reclassification adjustment for losses included in
      net income........................................          919           -             -            919
   Change in fair market value of designated cash
     flow hedges........................................            -           -        10,361         10,361
   Reclassification adjustment for losses included
     in net income......................................            -           -           687            687
                                                          ------------ ------------ ------------ --------------
Balance at December 31, 2002                                   (1,446)     85,464        10,703         94,721

Period change in:
   Minimum pension liability adjustment.................            -      (9,589)           -          (9,589)
   Unrealized holding gains arising from the period ....       (1,916)          -            -          (1,916)
   Reclassification adjustment for losses included in
      net income........................................          672           -            -             672
   Change in fair market value of designated cash
     flow hedges........................................            -           -      (10,401)        (10,401)
                                                          ------------ ------------ ------------ --------------
Balance at December 31, 2003                                $  (2,690)   $ 75,875      $   302      $   73,487
                                                          ============ ============ ============ ==============


                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2003, 2002 and 2001

Income Taxes

       The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which uses the asset and liability method for accounting for income taxes. Under SFAS 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying value of existing assets and liabilities and their respective tax basis. Current PRC approved rates include the tax effects of the majority of these differences. SFAS No. 109 requires that rate-regulated enterprises record deferred income taxes for temporary differences accorded flow-through treatment at the direction of a regulatory commission. The resulting deferred tax assets and liabilities are recorded at the expected cash flow to be reflected in future rates. Because the PRC has consistently permitted the recovery of previously flowed-through tax effects, the Company has established regulatory liabilities and assets offsetting such deferred tax assets and liabilities. Items accorded flow-through treatment under PRC orders, deferred income taxes and the future ratemaking effects of such taxes, as well as corresponding regulatory assets and liabilities, are recorded in the financial statements.

Asset Impairment

       The Company evaluates its tangible long-lived assets in relation to their future undiscounted cash flows to assess recoverability in accordance with SFAS
144. Impairment testing of power generation assets is performed periodically in response to changes in market conditions. The Company considers its power generation assets used to supply jurisdictional and wholesale markets as a combined group due to its joint dispatch of these assets. Generation assets used primarily for reliability purposes are evaluated separately as a group. The Company did not recognize any impairment on its long-lived assets for the years 2001 through 2003.

Change in Presentation

       Certain prior year amounts have been reclassified to conform to the 2003 financial statement presentation.

(2)    Segment Information


       The Holding Company is an investor-owned holding company of energy and energy related businesses. Its principal subsidiary, PNM, is an integrated public utility primarily engaged in the generation, transmission and distribution of electricity; transmission, distribution and sale of natural gas within the State of New Mexico; and the sale and marketing of electricity in the Western United States. In addition, the Holding Company provides energy and technology related services through its wholly owned subsidiary, Avistar.

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2003, 2002 and 2001

       As it currently operates, the Company's principal business segments, whose operating results are regularly reviewed by the Company's management, are Utility Operations and Wholesale Operations ("Wholesale"). Utility Operations include Electric Services ("Electric"), Gas Services ("Gas") and Transmission Services ("Transmission"). In 2003, the Company began allocating its business and results between the Electric and Wholesale segments for financial reporting purposes based on the assets allocations as mandated in the Global Electric Agreement (see Note 13 - Commitments and Contingencies - Global Electric Agreement). Certain prior period amounts have been reclassified to conform to the current year presentation. In addition, Transmission was reclassified from Electric and disclosed as its own business segment during the second quarter of 2003.

       The following segment presentation is based on the methodology that the Company's management uses for making operating decisions and assessing performance of its various business activities. As such, the following presentation reports operating results without regard to the effect of accounting or regulatory changes and similar one-time items not related to normal operations. Reconciliation to the consolidated financial statements is provided.

       In addition, adjustments related to EITF Issue 02-03 "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities" and 03-11 "Reporting Realized Gains and Losses on Derivative Instruments that are subject to FASB statement No. 133 and Not Held for Trading Purposes" are excluded. These accounting pronouncements require a net presentation of trading gains and losses and realized gains and loss for certain non-trading derivatives. Management evaluates wholesale operations on a gross presentation basis due to its net asset-backed marketing strategy and the importance it places on the Company's ability to repurchase and remarket previously sold capacity. The Company has publicly referred to this as "velocity".

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

                        December 31, 2003, 2002 and 2001

Transmission

       The Company owns or leases transmission lines, interconnected with other utilities in New Mexico and south and east into Texas, west into Arizona, and north into Colorado and Utah. Transmission revenues consist of sales to third parties as well as to Electric and Wholesale.

                              WHOLESALE OPERATIONS

       Wholesale consists of the generation and sale of electricity into the wholesale market based on three product lines that include long-term contracts, forward sales and short-term sales. The source of these sales is supply created by selling the unused capacity of jurisdictional assets as well as the capacity of the Company's wholesale, plants excluded from retail rates. Both regulated and unregulated generation is jointly dispatched in order to improve reliability, provide the most economic power to retail customers and maximize profits on any wholesale transactions.

       Long-term contracts include sales to firm-requirements and other wholesale customers with multi-year arrangements. These contracts range from 2 to 17 years with an average of 7.5 years. Forward sales include third party purchases in the forward market that range from 1 month to 3 years. These transactions do not qualify as normal sales and purchases as defined in SFAS 133, and thus are generally marked to market. Short-term sales generally include spot market, hour ahead, day ahead and week ahead contracts with terms of 30 days or less. Also included in short-term sales are sales of any excess generation not required to fulfill PNM's retail load and contractual commitments. Short-term sales also cover the revenue credit to retail customers as specified in the Global Electric Agreement.

                               CORPORATE AND OTHER

       The Holding Company performs substantially all of the corporate activities of PNM. These activities are billed to PNM on a cost basis to the extent they are for the corporate management of PNM and are allocated to the operating segments. The Holding Company's wholly-owned subsidiary, Avistar, was formed in August 1999 as a New Mexico corporation and is currently engaged in certain unregulated and non-utility businesses. In January 2002, Avistar was dividended by PNM to the Holding Company pursuant to an order from the PRC.

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2003, 2002 and 2001


       Summarized financial information by business segment for the year ended December 31, 2003 is as follows:

                                                                                 Utility
                                            -----------------------------------------------------------------------------------
                                              Electric           Gas          Transmission      Eliminations         Total
                                            --------------- ---------------  ---------------- -----------------  --------------
                                                                             (In thousands)
2003:
Operating revenues:
   External customers....................       $ 543,850       $ 358,267          $ 19,453            $    -       $ 921,570
   Intersegment revenues.................               -               -            32,499           (32,499)              -
Depreciation and amortization............          63,428          22,186            10,104                 -          95,718
Interest income..........................          28,703           2,437               (34)                -          31,106
Interest charges.........................          24,737          13,406             6,566                 -          44,709
Total income tax expense (benefit).......          34,649             (84)            3,233                 -          37,798
Operating income.........................          56,587          11,451            11,417                 -          79,455
Segment net income (loss)................          51,435            (128)            4,933                 -          56,240

Total assets.............................       1,429,291         509,111           275,301                 -       2,213,703
Gross property additions.................          74,922          45,616            33,901                 -         154,439

                                                               Corporate
                                               Wholesale       and Other       Consolidated
                                            --------------- ---------------  ----------------
                                                             (In thousands)
2003:
Operating revenues:
   External customers....................       $ 548,847       $ (14,703) (a)   $1,455,714
   Intersegment revenues.................           1,535          (1,535)                -
Depreciation and amortization............          14,230           5,701           115,649
Interest income..........................           5,493           3,922            40,521
Interest charges.........................          15,562           5,918            66,189
Total income tax expense (benefit).......          12,725         (22,634) (b)       27,889
Operating income.........................          30,997           8,140           118,592
Segment net income (loss)................          19,416         (17,104) (b)       58,552

Total assets.............................         425,372         739,554         3,378,629
Gross property additions.................          14,620           8,145           177,204

(a) Reflects EITF 03-11 impact, under which wholesale revenues and the associated cost of energy of $15.0 million are reclassified to a net margin basis in accordance with GAAP.
(b) Includes $9.5 million write-off of transition costs, net of tax benefit of $7.2 million, due to the repeal of deregulation in New Mexico, and the $10.0 million write-off related to refinancing of long-term debt, net of tax benefit of $6.6 million, reduced consolidated net earnings.

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2003, 2002 and 2001


       Summarized financial information by business segment for the year ended December 31, 2002 is as follows:

                                                                                 Utility
                                             ------------------------------------------------------------------------------------
                                               Electric           Gas         Transmission        Eliminations         Total
                                             --------------- --------------- ----------------   ------------------ --------------
                                                                              (In thousands)
 2002:
 Operating revenues:
    External customers....................       $ 546,939       $ 277,406         $ 23,150               $    -      $ 847,495
    Intersegment revenues.................               -               -           31,950              (31,950)             -
 Depreciation and amortization............          59,654          20,673            8,741                    -         89,068
 Interest income..........................          30,790             436               29                    -         31,255
 Interest charges.........................          27,509          13,546            5,988                    -         47,043
 Total income tax expense (benefit).......          37,482           3,755            4,475                    -         45,712
 Operating income.........................          68,370          17,672           13,159                    -         99,201
 Segment net income.......................          57,194           5,731            6,827                    -         69,752

 Total assets.............................       1,442,104         563,395          224,637                    -      2,230,136
 Gross property additions.................         134,483          46,676           15,472                    -        196,631

                                                                Corporate
                                                Wholesale       and Other      Consolidated
                                             --------------- --------------- ----------------
                                                              (In thousands)
2002:
Operating revenues:
    External customers...................       $ 343,780       $ (72,581) (a)   $1,118,694
    Intersegment revenues................               -               -                 -
Depreciation and amortization............           8,808           4,533           102,409
Interest income..........................           4,946           8,753            44,954
Interest charges.........................           8,348           6,021            61,412
Total income tax expense (benefit).......          (1,613)        (11,068) (b,c)     33,031
Operating income (loss)..................           3,398            (825) (b)      101,774
Segment net income (loss)................          (2,461)         (3,605) (c)       63,686

Total assets.............................         380,436         636,655         3,247,227
Gross property additions.................          23,190          20,404           240,225

(a) Reflects EITF 02-3 impact, under which wholesale revenues and the associated cost of energy of $74.0 million are reclassified to a net margin basis in accordance with GAAP.
(b) Includes re-alignment costs due to the negative impact on the wholesale market uncertainty of $5.3 million, net of tax benefit of $3.5 million, and severance costs due to a workforce reduction of $0.9 million, net of tax benefit of $0.6 , which reduced consolidated operating income and net earnings.
(c) The Company recognized a $1.5 million gain, net of tax expense of $1.0 million, from the reversal of a reserve due to the successful resolution of litigation stemming from the terminated Western Resources transaction, which was offset by a $2.7 write-off, net of tax benefit of $1.9 million, of a transmission line project.

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2003, 2002 and 2001

       Summarized financial information by business segment for the year ended December 31, 2001 is as follows:

                                                                                 Utility
                                             -----------------------------------------------------------------------------------
                                               Electric           Gas          Transmission       Eliminations        Total
                                             --------------- --------------- -----------------   ----------------  -------------
                                                                              (In thousands)
 2001:
 Operating revenues:
    External customers......................     $ 532,673        $371,265          $ 26,553             $    -      $ 930,491
    Intersegment revenues...................             -               -            31,273            (31,273)             -
 Depreciation and amortization..............        59,352          20,362             7,328                  -         87,042
 Interest income............................        33,751             596                24                  -         34,371
 Interest charges...........................        31,828          11,807             4,582                  -         48,217
 Total income tax expense (benefit).........        24,986           1,605             4,475                  -         31,066
 Operating income...........................        52,866          14,657            12,886                  -         80,409
 Segment net income.........................        38,124           2,451             6,828                  -         47,403

 Total assets...............................     1,751,481         524,130           209,504                  -      2,485,115
 Gross property additions...................       159,223          48,978            18,067                  -        226,268

                                                                 Corporate
                                                Wholesale        and Other      Consolidated
                                             --------------- --------------- -----------------
2001:                                                         (In thousands)
Operating revenues:
   External customers......................    $1,411,500       $ (87,813) (a)   $ 2,254,178
   Intersegment revenues...................             -               -                  -
Depreciation and amortization..............         5,774           4,120             96,936
Interest income............................         5,234           9,137             48,742
Interest charges...........................        17,063            (440)            64,840
Total income tax expense (benefit).........        79,404         (29,407) (b)        81,063
Operating income...........................       136,237           6,031            222,677
Segment net income (loss)..................       121,161         (18,717) (b)       149,847

Total assets...............................       377,585         264,902          3,127,602
Gross property additions...................        23,631          14,945            264,844

(a) Reflects EITF 02-3 impact, under which wholesale revenues and the associated cost of energy of $89.4 million are reclassified to a net margin basis in accordance with GAAP.
(b) Includes a Company contribution of $3.0 million, net of tax benefit of $2.0 million, to the PNM Foundation, a $7.9 million write-off, net of tax benefit of $5.1 million, of nonrecoverable coal mine decommissioning costs, the $7.8 million write-off, net of tax benefit of $5.2 million, of impaired Avistar investments, and the costs associated with the terminated acquisition of Western Resources of $10.9 million, net of tax benefit of $7.1 million, reduced consolidated net earnings.

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2003, 2002 and 2001

(3)   Regulatory Assets and Liabilities

       The Company is subject to the provisions of SFAS 71 with respect to operations regulated by the PRC and the FERC. Regulatory assets represent probable future recovery of previously incurred costs, which will be collected from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process. Regulatory assets and liabilities reflected in the Consolidated Balance Sheets as of December 31, relate to the following:

                                                                 2003             2002
                                                            -------------   --------------
                                                                     (In thousands)
Assets:
Current:
     PGAC..................................................      $10,416           $  941
     Gas Take-or-Pay Costs.................................        5,020              120
                                                            -------------   --------------
        Subtotal...........................................       15,436            1,061
                                                            -------------   --------------
Deferred:
     Mine Reclamation Costs................................       92,521          100,877
     Deferred Income Taxes.................................       70,576           69,029
     Financing Costs.......................................       26,368                -
     Transition Costs......................................            -           16,720
     Loss on Reacquired Debt...............................       20,936            7,345
     Other.................................................        5,015            2,312
                                                            -------------   --------------
        Total Deferred Assets..............................      215,416          196,283
                                                            -------------   --------------
        Total Assets.......................................      230,852          197,344
                                                            -------------   --------------
Liabilities:
Deferred:
     Asset retirement obligation...........................      (27,976)               -
     Deferred Income Taxes.................................      (35,974)         (38,941)
     Cost of Removal.......................................     (235,992)        (227,933)
     Unrealized loss on PVNGS decommissioning trust........       (6,479)          (3,813)
     Gain on Reacquired Debt...............................       (1,351)          (1,503)
     PVNGS Prudence Audit..................................       (4,306)          (4,682)
     Settlement due Customers..............................       (1,242)          (1,325)
     Other.................................................       (3,064)          (1,755)
                                                            -------------   --------------
        Total Deferred Liabilities.........................     (316,384)        (279,952)
                                                            -------------   --------------
        Net Regulatory Liabilities.........................    $ (85,532)        $(82,608)
                                                            =============   ==============

       Substantially all of the Company's regulatory assets and regulatory liabilities are reflected in rates charged to customers or have been addressed in a regulatory proceeding. The Company receives or pays a rate of return on

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2003, 2002 and 2001

these regulatory assets and regulatory liabilities, except for mine reclamation costs, deferred income taxes, interest rate hedging costs, and unrealized loss on PVNGS decommissioning trust.

       In 2001, the Company wrote off $11.1 million of regulatory assets of which $8.1 million related to non-recoverable transition costs and $3.0 million for other non-recoverable regulatory assets. See Note 13 - "Commitments and Contingencies - Global Electric Agreement" regarding 2003 write-off of transition costs.

       In August 2001, the Company signed an agreement with San Juan Coal Company ("SJCC") and Tucson Electric Power Company ("Tucson") to replace two surface mining operations with a single underground mine located adjacent to the SJGS. The Company recorded a regulatory asset of $113 million for the estimated costs anticipated to close the surface mining operation. In 2001, the Company wrote off $13.0 million for the portion of coal mine decommissioning costs associated with the Company's FERC firm requirements customers and a portion of SJGS Unit 4. The Company will recover the remaining $100 million of costs associated with coal mine decommissioning that are attributed to New Mexico retail customers pursuant to its Global Electric Agreement which provides for a 17-year recovery of these costs beginning in September 2003. In 2003, the Company completed a comprehensive review of these costs and costs related to the decommissioning of the current underground mine and made adjustments to the liability and the related regulatory asset based on the resulting changes in estimate (see Note 12).

        The Company is permitted, under SFAS 71, to accrue the estimated cost of removal and salvage associated with certain of its assets through depreciation expense. Cost of removal, net of salvage, allowed under rate regulations was included in accumulated depreciation. The amounts accrued in depreciation are not associated with AROs recorded in accordance with SFAS 143. With the adoption of SFAS 143, the Company has reclassified $236.0 million and $227.9 million of removal costs from accumulated depreciation to regulatory liabilities as of December 31, 2003 and 2002, respectively.

       The Company accounts for its postretirement benefits other than pensions ("OPEB") costs on an accrual basis. Therefore, the Company does not defer any OPEB costs as regulatory assets.

       PNM had $46.0 million of tax-exempt bonds outstanding that were callable at a premium beginning December 15, 2002, and an additional $136.0 million that became callable at a premium in August 2003. With the intention of refinancing these bonds, PNM had hedged the entire planned refinancing by entering into five forward starting interest rate swaps in the fourth quarter of 2001 and the first quarter of 2002. The Company received regulatory approval to refund the tax-exempt bonds on October 29, 2002. The refinancings were completed on May 23, 2003.

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

                        December 31, 2003, 2002 and 2001

       Based on a current evaluation of the various factors and conditions that are expected to impact future cost recovery, the Company believes that its regulatory assets are probable of future recovery.

(4)    Capitalization

       Changes in common stock for PNM Resources, Inc. and Subsidiaries are as follows:

                                                        Common Stock
                                                -------------------------------
                                                    Number          Aggregate
                                                  Of Shares         Par Value
                                                ---------------  --------------
                                                   (Dollars in thousands)

Balance at December 31, 2001...................    39,117,799       $ 625,632
Exercise of stock options......................             -          (2,412)
Tax benefit from exercise of stock options.....             -             899

                                                ---------------  --------------
Balance at December 31, 2002...................    39,117,799         624,119
Restricted stock rights........................             -              31
Exercise of stock options......................             -          (9,130)
Tax benefit from exercise of stock options.....             -           3,637
Pension contribution...........................     1,121,495          28,609
ESPP purchase..................................        19,703             456

                                                ---------------  --------------
Balance at December 31, 2003...................    40,258,997       $ 647,722
                                                ===============  ==============

       Changes in common stock and additional paid-in capital for Public Service Company of New Mexico and Subsidiaries are as follows:

                                                  Common Stock
                                         -------------------------------
                                                                           Additional
                                             Number        Aggregate         Paid-In
                                           Of Shares       Par Value         Capital
                                         ---------------  -------------- ----------------
                                                     (Dollars in thousands)

Balance at December 31, 2001............    39,117,799       $ 195,589        $ 430,043
                                         ---------------  -------------- ----------------
Balance at December 31, 2002............    39,117,799         195,589          430,043
Equity contribution from parent.........             -               -          126,053
Exercise of stock options...............             -               -              512

                                         ---------------  -------------- ----------------
Balance at December 31, 2003............    39,117,799       $ 195,589        $ 556,608
                                         ===============  ============== ================

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2003, 2002 and 2001

Common Stock

       The number of authorized shares of common stock of the Holding Company is 120 million shares with no par value. The number of shares issued and outstanding was 40,258,997 and 39,117,799 as of December 31, 2003 and 2002. In 2003, the Holding Company issued 19,703 common shares for the Employee Stock Purchase Plan for $0.5 million. On June 11, 2003, a contribution of 1,121,495 Holding Company common shares (approximately $28.6 million) was made to the Company's retirement plan (see Note 9 for further discussion). Also, $6.0 million of stock options, net of taxes, were exercised in 2003. The only change to common stock of the Holding Company in 2002 was for the exercise of stock options of $1.5 million, net of taxes.

       The declaration of common dividends is dependent upon a number of factors including the ability of the Holding Company's subsidiaries to pay dividends. Currently, PNM is the Holding Company's primary source of dividends. As part of the order approving the formation of the Holding Company, the PRC placed certain restrictions on the ability of PNM to pay dividends to its parent.

       The PRC order imposed the following conditions regarding dividends paid by PNM to the holding company: PNM can not pay dividends which cause its debt rating to go below investment grade; and PNM can not pay dividends in any year, as determined on a rolling four quarter basis, in excess of net earnings without prior PRC approval. In January 2003, with the signing of the Global Electric Agreement, the PRC modified the PNM dividend restriction to allow PNM to dividend earnings as well as equity contributions made by the Holding Company. Additionally, PNM has various financial covenants which limit the transfer of assets, through dividends or other means.

       In addition, the ability of the Company to declare dividends is dependent upon the extent to which cash flows will support dividends, the availability of retained earnings, the financial circumstances and performance, the PRC's decisions in various regulatory cases currently pending and which may be docketed in the future, the effect of federal regulatory decisions, Congressional and legislative acts, and market economic conditions generally. Conditions imposed by the PRC on holding company formation, future growth plans and the related capital requirements and standard business considerations may also affect the Company's ability to pay dividends.

       Consistent with the PRC's holding company order, PNM paid cash dividends of $49.6, $59.0 and $127.0 million to the Holding Company for the years ended December 31, 2003, 2002 and 2001 respectively.

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

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2003, 2002 and 2001

       On February 17, 2004, the Holding Company's board of directors approved a 4.3% increase in the common stock dividend. The increase raised the quarterly dividend to $0.24 per share, for an indicated annual dividend of $0.96 per share.

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

Long-Term Debt

       On March 11, 1998, PNM modified its 1947 Indenture of Mortgage and Deed of Trust so that no future bonds can be issued under the mortgage. While first mortgage bonds continue to serve as collateral for Pollution Control Bonds ("PCBs") in the outstanding principal amount of $65.0 million, the lien of the mortgage covers only PNM's ownership interest in PVNGS. Senior unsecured notes ("SUNs"), which were issued under a senior unsecured note indenture, serve as collateral for PCBs in the outstanding principal amount of $520.8 million. With the exception of the $65.0 million of PCBs secured by first mortgage bonds, the SUNs are and will be the senior debt of PNM.

       On May 13, 2003, the Company priced $182.0 million of tax-exempt pollution control bonds at an initial interest rate of 2.75%. The bond sale closed on May 23, 2003. By April 1, 2004, $146.0 million of bonds will need to be remarketed and $36.0 million of bonds will need to be remarketed by July 1, 2004. A portion of the proceeds were used to redeem the $46.0 million of pollution control bonds, which became callable on December 15, 2002. The remaining $136.0 million was used to redeem $136.0 million of pollution control bonds in August 2003. The Company had previously entered into various forward swaps in 2001 and 2002, to hedge the interest rate on the refinancing (see Note 6 - Fair Value of Financial Instruments - Forward Starting Interest Rate Swaps).

       The premium paid to refinance the pollution control bonds was $3.6 million. The balance of the unamortized debt issuance costs associated with the pollution control bonds that were retired was $3.8 million. These amounts were capitalized as loss on reacquired debt. The portion of unamortized loss on reacquired debt associated with the FERC firm requirements customers and plant excluded from ratebase of $1.0 million was written off in conjunction with the

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2003, 2002 and 2001

refinancing of the pollution control bonds. The remaining balance will be amortized over the life of the new bonds and is expected to be recovered through PRC approved retail rates.

       Pursuant to PRC approval, on September 9, 2003, PNM issued and sold $300.0 million aggregate principal amount of its senior unsecured notes with a 4.40% interest rate that will mature September 15, 2008. The transaction closed on September 17, 2003 and the proceeds were used to retire $268.4 million of long-term debt with a 7.10% interest rate that would otherwise have matured in August 2005, pay the transaction costs, and improve working capital. The premium paid to refinance the long-term debt was $23.9 million of which $16.6 million was charged against earnings based on prior regulatory agreements. The remaining balance was capitalized as loss on reacquired debt and will be amortized over the life of the new debt.

       On December 20, 2002, the Holding Company acquired the equity interest of the grantor trust that owns 60% of the EIP transmission line and related facilities held under an operating lease. As a result, the Company capitalized the 60% interest and $26.2 million of related debt was consolidated on the Company's balance sheet. This debt was previously disclosed and reported as an off balance sheet lease obligation. The EIP debt bore interest at the rate of 10.25%, requires semi-annual principal and interest payments and matures on April 1, 2012. On April 1, 2003, PNM exercised its early buyout option of this 60% interest and related lease. Through the exercise of the early buyout, PNM was able to retire the $26.2 million of debt. The Company will continue to exclude $4.0 million of lease obligations relating to the 40% interest that the Company does not own from the consolidated balance sheet.

Revolving Credit Facility and Other Credit Facilities

       At December 31, 2003, PNM had a $300.0 million unsecured revolving credit facility (the "Facility") with an expiration date of November 21, 2006. PNM must pay commitment fees of 0.275% per year on the unused amount of the Facility. PNM must also pay a utilization fee of .125% for all borrowings in excess of 33% of the committed amount. PNM also had $23.0 million in local lines of credit. In addition, the Holding Company has a $20.0 million reciprocal borrowing agreement with PNM and $15.0 million in local lines of credit.

       There were $20.0 million in outstanding borrowings bearing interest at an interest rate of 2.275% under the Facility as of December 31, 2003. On January 20, 2004, this amount was reduced to $10.0 million outstanding at an interest rate of 2.225%. PNM was in compliance with all covenants under the Facility.

Commercial Paper

       On August 27, 2003, the Company entered into an unrated private issuance commercial paper program. The Company will periodically issue up to $50.0 million in unrated commercial paper for the shorter of 120 days or the maturity of the Company's Credit Facility. The commercial paper is unsecured and the proceeds were used to reduce revolving credit borrowings. The Company's Credit

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2003, 2002 and 2001

Facility serves as a backstop for the outstanding commercial paper. As of December 31, 2003, $50.0 million was outstanding.

Asset Securitization

       On April 8, 2003, PNM entered into a transaction providing for the securitization of PNM's retail electric service accounts receivable and retail gas service accounts receivable ("AR Securitization"). The total capacity under the AR Securitization is $90.0 million. Under the AR Securitization, PNM will periodically sell its accounts receivable, principally retail receivables, to a bankruptcy remote subsidiary, PNM Receivables Corp., which in turn pledges an undivided interest in the receivables to an unaffiliated conduit commercial paper issuer. This transaction was previously approved by the PRC on December 17, 2002. As of December 31, 2003, the Company had borrowed $54.9 million under the AR Securitization, which was secured by $114.5 million of accounts receivable. PNM Receivables Corp. is consolidated in the Company's financial statements.

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

       In 1985 and 1986, the Company entered into a total of eleven sale and lease back transactions with owner trusts under which it sold and leased back its entire 10.2% interest in PVNGS Units 1 and 2, together with portions of the Company's undivided interest in certain PVNGS common facilities. In 1998, PNM established PVNGS Capital Trust ("Capital Trust") for the purpose of acquiring all the debt underlying the PVNGS leases. PNM consolidates Capital Trust in its consolidated financial statements. The purchase was funded with the proceeds from the issuance of $435 million of SUNS (see Note 4), which were loaned to Capital Trust. Capital Trust then acquired and holds the debt component of the PVNGS leases. For legal and regulatory reasons, the PVNGS lease payment continues to be recorded and paid gross with the debt component of the payment returned to PNM via Capital Trust. As a result, the net cash outflows for the PVNGS lease payment were $14.2, $13.2 and $12.4 million in 2003, 2002 and 2001, respectively. The summary of PNM's future minimum operating lease payments below reflects the net cash outflow related to the PVNGS leases.

       PNM's other significant operating lease obligations include a leased interest in the EIP transmission line with annual lease payments of $2.9 million and a power purchase agreement for the entire output of a gas-fired generating plant in Albuquerque, New Mexico, with imputed annual lease payments of $6.0 million.

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2003, 2002 and 2001

       Future minimum operating lease payments (in thousands) at December 31, 2003 are:

        2004..........................................        $ 29,068
        2005..........................................          30,724
        2006..........................................          31,542
        2007..........................................          32,426
        2008..........................................          33,370
        Later years...................................         268,410
                                                        ---------------
           Total minimum lease payments...............        $425,540
                                                        ===============

       Operating lease expense, inclusive of the net PVNGS lease payment, was approximately $33.4 million in 2003, $34.9 million in 2002 and $32.7 million in 2001. Aggregate minimum payments to be received in future periods under non-cancelable subleases are approximately $3.6 million.

(6)    Fair Value of Financial Instruments

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

       The carrying amounts reflected on the consolidated balance sheets approximate fair value for cash, temporary instruments, receivables, and payables due to the short period of maturity. The carrying amount and fair value of the Company's financial instruments (including current maturities) at December 31 are:

                                                   2003                              2002
                                     ---------------------------------- -------------------------------
                                     Carrying Amount     Fair Value        Carrying       Fair Value
                                                                            Amount
                                     ----------------  ---------------- --------------- ---------------
                                                              (In thousands)
Long-Term Debt.......................       $987,210        $1,029,349       $ 980,092      $1,027,435
Investment in PVNGS Lessors' Notes          $347,870         $ 424,731       $ 368,010       $ 436,345
Available for sale investments.......        $86,456          $ 86,456       $ 152,352       $ 152,352


                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2003, 2002 and 2001


       The Company's available-for-sale securities include assets held in trust for its share of decommissioning costs of PVNGS and its executive retirement program. The trusts hold equity and fixed income securities. These amounts are included in other investments on the balance sheet. The carrying value, gross unrealized gains and losses and estimated fair value of investments in available-for-sale securities are as follows:

                                                                     2003
                                      --------------------------------------------------------------------
                                      Carrying Value     Unrealized        Unrealized       Fair Value
                                                            Gains            Losses
                                      ---------------- ----------------  ---------------  ----------------
                                                                (In thousands)
Available-for-sale:
Equity securities...................         42,269           13,893             (344)           55,818
U.S. Government securities..........          4,858              361              (31)            5,188
Corporate bonds.....................             11                -                -                11
Municipal bonds.....................         19,250            1,316              (13)           20,553
Other investments...................          4,895                -               (9)            4,886
                                      ---------------- ----------------  ---------------  ----------------
                                             71,283           15,570             (397)           86,456
                                      ================ ================  ===============  ================

                                                                     2002
                                      --------------------------------------------------------------------
                                      Carrying Value     Unrealized        Unrealized       Fair Value
                                                            Gains            Losses
                                      ---------------- ----------------  ---------------  ----------------
                                                                (In thousands)
Available-for-sale:
Mortgage-backed securities..........       $ 32,643           $4,134        $ (1,514)          $ 35,263
Equity securities...................         33,145              410             (93)            33,462
U.S. Government securities..........         32,466              438             (19)            32,885
Corporate bonds.....................         21,229            1,394             (24)            22,599
Municipal bonds.....................         12,725              702               -             13,427
Other investments...................         14,716                -               -             14,716
                                      ---------------- ----------------  ---------------  ----------------
                                          $ 146,924           $7,078         $(1,650)         $ 152,352
                                      ================ ================  ===============  ================


                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2003, 2002 and 2001


       At December 31, 2003, the available-for-sale securities held by the Company had the following maturities (in thousands):

                                             Carrying Value     Fair Value
                                             ---------------- ----------------
                                                      (In thousands)
  Within 1 year.............................        $1,513           $1,482
  After 1 year through 5 years..............         2,857            2,889
  After 5 years through 10 years............         2,997            3,126
  Over 10 years.............................        17,024           18,518
  Equity securities.........................        42,269           55,818
  Other investments.........................         4,623            4,623
                                             ---------------- ----------------
                                                   $71,283          $86,456
                                             ================ ================

       The proceeds and gross realized gains and losses on the disposition of available-for-sale investments are shown in the following table. Realized gains and losses are determined by specific identification of costs of securities sold. The short-term investment balance was fully redeemed in the year ended December 31, 2003 and included in proceeds from sales.

                                     2003             2002           2001
                                   ------------  ---------------- -------------
                                                 (In thousands)
  Proceeds from sales............    $123,030         $219,880        $80,943
  Gross realized gains...........       7,685            2,537          3,077
  Gross realized losses..........      (5,694)          (7,624)        (7,476)

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

Natural Gas Contracts

       Pursuant to a 1997 order issued by the New Mexico Public Utility Commission, the predecessor to the PRC, the Company is allowed to hedge certain portions of natural gas supply contracts to protect the Company's natural gas customers from the risk of adverse price fluctuations in the natural gas market. All hedge gains and losses from these hedges are recoverable through the Company's purchased gas adjustment clause ("PGAC") if deemed prudently incurred by the PRC. As a result, earnings are not affected by gains or losses generated by these instruments.

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2003, 2002 and 2001

       PNM purchased gas options to protect its natural gas customers from the risk of price fluctuations during the 2003-2004 heating season. PNM expended $9.5 million to purchase gas options that limit the maximum amount the Company would pay for gas during the winter heating season. The Company recovered its actual hedging expenditures as a component of the PGAC during the months of October 2003 through February 2004 in equal monthly allotments of $1.9 million.

       In 2002, PNM purchased gas options to protect its natural gas customers from the risk of price fluctuation during the 2002-2003 heating season. PNM expended $6.0 million to purchase options that limit the maximum amount the Company would pay for gas during the winter heating season. The Company recovered its actual hedging expenditures as a component of the PGAC during the months of October 2002 through February 2003 in equal allotments of $1.2 million.

Electricity Contracts

       The Company's wholesale operations entered into various forward physical contracts for the purchase and sale of electricity with the intent to optimize its net generation position. These contracts do not qualify for normal purchase and sale designation pursuant to SFAS 133, and are considered derivatives and marked to market as required by SFAS 133.

       For the year ended December 31, 2003, the Company's Wholesale Operations settled derivative forward contracts for the sale of electricity that generated $165.9 million of electric revenues by delivering 3.5 million megawatt hours ("MWh"). The Company settled derivative forward contracts for the purchase of electricity of $157.7 million or 3.5 million MWh of electricity to support these contractual sales and other open market sales opportunities. For the year ended December 31, 2002, the Company's Wholesale Operations settled forward contracts for the sale of electricity that generated $43.9 million of electric revenues by delivering 1.2 million MWh. The Company settled derivative forward contracts for the purchase of electricity of $74.5 million or 1.4 million MWh of electricity to support these contractual sales and other open market sales opportunities. For the year ended December 31, 2001, the Company's Wholesale Operations settled derivative forward contracts for the sale of electricity that generated $77.9 million of electric revenues by delivering 2.1 million MWh. The Company settled derivative forward contracts for the purchase of electricity of $76.7 million or
1.9 million MWh of electricity to support these contractual sales and other open market sales opportunities.

       As of December 31, 2003, the Company had open derivative forward contract positions to buy $30.6 million and to sell $28.6 million of electricity. At December 31, 2003, the Company had a gross mark-to-market gain (asset position) on these derivative forward contracts of $3.4 million and a gross mark-to-market loss (liability position) of $3.0 million, with a net mark-to-market gain (asset position) of $0.4 million recorded in other current assets and liabilities, respectively. The change in mark-to-market valuation is recognized in earnings each period and is recorded in operating revenues.

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2003, 2002 and 2001

       The Company's Wholesale Operations also entered into forward physical contracts for the sale of the Company's electric capacity in excess of its retail and wholesale firm requirement needs, including reserves. In addition, the Company entered into forward physical contracts for the purchase of retail needs, including reserves, when resource shortfalls exist. The Company generally accounts for these financial instruments as normal sales and purchases as defined by SFAS 133, as amended. From time to time the Company makes forward purchases to serve its retail needs when the cost of purchased power is less than the incremental cost of its generation. At December 31, 2003, the Company had open forward positions classified as normal sales of electricity of $236.0 million and normal purchases of electricity of $115.6 million, both of which are not recorded in the financial statements.

       The Company's Wholesale Operations, including both firm commitments and other wholesale sale activities, are managed through a net asset-backed strategy, whereby the Company's aggregate net open position is covered by its own excess generation capabilities. The Company is exposed to market risk if its generation capabilities were disrupted or if its retail load requirements were greater than anticipated. If the Company were required to cover all or a portion of its net open contract position, it would have to meet its commitments through market purchases.

       The Company is exposed to credit risk in the event of non-performance or non-payment by counterparties of its financial and physical derivative instruments. The Company uses a credit management process to assess and monitor the financial conditions of counterparties. The Company's credit risk with its largest counterparty as of December 31, 2003 and December 31, 2002 was $23.5 million and $18.7 million, respectively.





                           (Intentionally left blank)

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2003, 2002 and 2001


(7)    Earnings Per Share


       In accordance with SFAS No. 128, Earnings per Share, dual presentation of basic and diluted earnings per share has been presented in the Consolidated Statements of Earnings. The following reconciliation illustrates the impact on the share amounts of potential common shares and the earnings per share amounts:

                                                                   2003          2002           2001
                                                               ------------- -------------- --------------
                                                               (In thousands, except per share amounts)
Basic:
Net Earnings Before Cumulative Effect of a Change in               $ 58,552       $ 63,686      $ 149,847
   Accounting Principle.......................................
Cumulative Effect of a Change in Accounting Principle,
   net of tax of $23,999......................................       36,621              -              -
                                                               ------------- -------------- --------------
Net Earnings..................................................     $ 95,173       $ 63,686      $ 149,847
                                                               ============= ============== ==============
Average Number of Common Shares Outstanding...................       39,747         39,118         39,118
                                                               ============= ============== ==============
Net Earnings per Share of Common Stock (Basic)................     $   2.39        $  1.63       $   3.83
                                                               ============= ============== ==============
Earnings Before Cumulative Effect of Changes in
   Accounting Principles......................................         1.47           1.63           3.83
Cumulative Effect of Changes in Accounting Principles,
   net of tax.................................................         0.92              -              -
                                                               ------------- -------------- --------------
Net Earnings per Share of Common Stock (Basic)................     $   2.39        $  1.63       $   3.83
                                                               ============= ============== ==============

Diluted:
Net Earnings Before Cumulative Effect of a Change in
   Accounting Principle.......................................     $ 58,552       $ 63,686      $ 149,847
Cumulative Effect of a Change in Accounting Principle,
   net of tax of $23,999......................................       36,621              -              -
                                                               ------------- -------------- --------------
Net Earnings..................................................     $ 95,173       $ 63,686      $ 149,847
                                                               ============= ============== ==============
Average Number of Common Shares Outstanding...................       39,747         39,118         39,118
Diluted Effect of Common Stock Equivalents (a)................          390            325            613
                                                               ------------- -------------- --------------
Average Common and Common Equivalent Shares
  Outstanding.................................................       40,137         39,443         39,731
                                                               ============= ============== ==============
Net Earnings per Share of Common Stock (Diluted)..............     $   2.37        $  1.61       $   3.77
                                                               ============= ============== ==============
Earnings Before Cumulative Effect of Changes in
   Accounting Principles......................................         1.46           1.61           3.77
Cumulative Effect of Changes in Accounting Principles,
   net of tax.................................................         0.91              -              -
                                                               ------------- -------------- --------------
Net Earnings per Share of Common Stock (Diluted)..............     $   2.37        $  1.61       $   3.77
                                                               ============= ============== ==============

(a) Excludes the effect of average anti-dilutive common stock equivalents related to out of-the-money options of 871,493 and 1,602,277 for the years ended December 31, 2003 and 2002, respectively. There were no anti-dilutive common stock equivalents in 2001.

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2003, 2002 and 2001

(8)    Income Taxes

       Income taxes before cumulative effect of changes in accounting principles consist of the following components:

                                                                 2003          2002          2001
                                                              ------------  ------------  ------------
                                                                          (In thousands)
     Current Federal income tax.............................   $ (27,621)      $(9,327)     $ 97,661
     Current state income tax...............................      (6,169)       (1,780)       21,220
     Deferred Federal income tax............................      52,154        38,413       (28,967)
     Deferred state income tax..............................      12,646         8,856        (5,712)
     Amortization of accumulated investment tax credits.....      (3,121)       (3,131)       (3,139)
                                                              ------------  ------------  ------------

        Total income taxes..................................     $27,889      $ 33,031      $ 81,063

     Charged to operating expenses..........................     $28,072      $ 20,887      $ 88,769
     Charged to other income and deductions.................        (183)       12,144        (7,706)
                                                              ------------  ------------  ------------
        Total income taxes..................................     $27,889      $ 33,031      $ 81,063
                                                              ============  ============  ============

       The Company's provision for income taxes, before cumulative effect of changes in accounting principles, differed from the Federal income tax computed at the statutory rate for each of the years shown. The differences are attributable to the following factors:

                                                                  2003          2002           2001
                                                              -------------  ------------   ------------
                                                                           (In thousands)
       Federal income tax at statutory rates.................    $ 30,459      $ 34,056       $ 81,024
       Investment tax credits ...............................      (3,121)       (3,131)        (3,139)
       Depreciation of flow-through items....................       2,033         2,112          2,249
       Gains on the sale and leaseback of PVNGS
          Units 1 and 2......................................        (527)         (527)          (527)
       Equity income from passive investments................           -             -         (1,180)
       Annual reversal of deferred income taxes accrued
          at prior tax rates.................................      (1,963)       (1,963)        (1,963)
       Valuation reserve.....................................           -             -         (6,552)
       Research and development credit.......................        (966)         (551)             -
       Affordable housing credit.............................        (969)         (947)             -
       Allowance for funds used during construction..........        (906)            -              -
       State income tax......................................       4,161         4,715         10,706
       Other ................................................        (312)         (733)           445
                                                              -------------  ------------   ------------
          Total income taxes.................................    $ 27,889      $ 33,031       $ 81,063
                                                              =============  ============   ============
       Effective tax rate....................................       32.05%       33.95%         35.02%
                                                              =============  ============   ============

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2003, 2002 and 2001


       The components of the net accumulated deferred income tax liability were:

                                                        2003          2002
                                                    -------------  -------------
                                                          (In thousands)
Deferred Tax Assets:
   Nuclear decommissioning costs...................     $ 32,181       $ 32,192
   Regulatory liabilities related to income taxes .       34,725         37,656
   Minimum pension liability.......................       49,692         56,008
   Other ..........................................       44,225         57,373
                                                    -------------  -------------
      Total deferred tax assets ...................      160,823        183,229
                                                    -------------  -------------
Deferred Tax Liabilities:
   Depreciation ...................................     (245,145)      (216,425)
   Investment tax credit ..........................      (38,462)       (41,583)
   Regulatory assets related to income taxes.......      (69,327)       (67,744)
   Asset retirement obligations....................      (24,524)            -
   Other ..........................................      (71,925)       (38,792)
                                                    -------------  -------------
      Total deferred tax liabilities ..............     (449,383)      (364,544)
                                                    -------------  -------------
Net Accumulated deferred income tax liabilities....    $(288,560)     $(181,315)
                                                    =============  =============


       The following table reconciles the change in the net accumulated deferred income tax liability to the deferred income tax expense included in the consolidated statement of earnings for the period:

Net change in deferred income tax liability per above table......................     $107,245
Change in tax effects of income tax related regulatory assets and liabilities....       (4,514)
Tax effect of mark-to-market on investments available for sale...................      (10,863)
Tax effect of excess pension liability...........................................       (6,316)
Tax effect of cumulative effect of changes in accounting principles..............      (23,999)
Other............................................................................          126
                                                                                  --------------
   Deferred income tax expense for the period....................................     $ 61,679
                                                                                  ==============

       The Company has no net operating loss carryforwards as of December 31, 2003.

       The Company defers investment tax credits related to rate regulated assets and amortizes them over the estimated useful lives of those assets.

       All federal income tax years prior to 2000 are closed. Tax years 2000 and 2001 are currently under examination by the IRS. Although the Company does not expect any significant adjustments to the tax provision as a result of the IRS examination, management is unable to determine the final outcome of the IRS examination at this time.

       There are no material differences between the provision for income taxes and deferred income taxes between the Company and PNM.

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2003, 2002 and 2001

(9)    Pension and Other Post-retirement Benefits

       In 2003, the Company changed the actuarial valuation measurement date for the pension plan and other post-retirement benefits from September 30 to December 31 to better reflect the actual pension balances as of the Company's balance sheet dates and recognized a cumulative effect of a change in accounting principle of $0.8 million, net of taxes at $0.5 million (see Note 17).

Pension Plan

       The Company and its subsidiaries maintain a qualified defined benefit pension plan which covers eligible union and non-union employees, including officers. The pension plan was frozen at the end of 1997 with regard to new participants. The pension plan is non-contributory and provides for benefits to be paid to eligible employees at retirement based primarily upon years of service with the Company and the average of their highest annual base salary for three consecutive years. The Company's policy is to fund actuarially-determined contributions. Contributions to the plan reflect benefits attributed to employees' years of service to date and also for services expected to be provided in the future. Pension plan assets primarily consist of common stock, fixed income securities, cash equivalents and real estate.

       In December 1996, the Board of Directors approved changes to the Company's pension plan and the implementation of a 401(k) defined contribution plan effective January 1, 1998. Salaries used in pension plan benefit calculations were frozen as of December 31, 1997. Additional credited service can be accrued under the pension plan up to a limit determined by age and years of service. The Company contributions to the 401(k) plan consist of a discretionary contribution equal to 3% of eligible compensation, and a discretionary matching contribution equal to 75% of the first 6% of eligible compensation contributed by the employee on a before-tax basis. Beginning January 1, 2004, the Company will make a non-matching contribution ranging from 3% to 10% of eligible compensation based on the eligible employee's age. The Company contributed $9.0, $9.5 and $9.0 million in the years ended December 31, 2003, 2002 and 2001, respectively.

       In January 2002, the Company made an aggregate contribution of $23.5 million to fund pension and other post-retirement benefit plans. An additional aggregate contribution of $1.1 million was made in September 2002 and $1.5 million in December 2002. On May 13, 2003, the board of directors approved the use of Holding Company common stock in the funding of the Company's pension plan as well as its retiree medical trust. Corporate plan sponsors may make contributions of common stock to their defined benefit plans of up to 10% of the value of the portfolio without the approval of the United States Department of Labor ("DOL") provided that the contribution does not otherwise constitute a prohibited transaction under the Employee Retirement Income Security Act ("ERISA"). On June 11, 2003, a contribution of 1,121,495 Holding Company common shares (approximately $28.9 million in market value) was made to the Company's pension plan. The Company does not plan to make any contributions in 2004 to the pension plan.

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2003, 2002 and 2001

       The pension plan and other post-retirement benefits have in place a policy that defines the investment objectives; establishes performance goals of the asset managers, and provides procedures for the manner in which investments are to be reviewed. The Plan implements its investments strategies to achieve the following objectives:

       o Maximize the return on assets, commensurate with the risk that the Corporate Investment Committee deem appropriate to: meet the obligations of the pension plan and other post-retirement benefits; minimize the volatility of the pension expense; and account for contingencies; and

       o Generate a rate of return for the total portfolio that equals or exceeds the actuarial investment rate assumption.

       Management is responsible for the determination of the asset target mix and the rate of return. The Company's current target asset mix was applied to an investment consultant's asset model to determine the assumption of a 9% rate of return. The investment consultant's asset model assumption set consists of forward looking mean returns, standard deviations, and a correlation matrix for asset classes of interest to institutional clients. The investment consultant's asset model evaluates asset assumptions on an annual basis and more frequently when substantial changes in market conditions indicate.






                           (Intentionally left blank)

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2003, 2002 and 2001



       The following sets forth the pension plan's funded status, components of pension costs and amounts (in thousands) at the pension plan measurement date of December 31, 2003 and September 30, 2002:

                                                                               Pension Benefits
                                                                         -----------------------------
                                                                             2003           2002
                                                                         -------------- --------------
Change in Projected Benefit Obligation:
  Projected benefit obligation at beginning of year....................      $426,885       $373,434
  Service cost.........................................................         5,189          5,539
  Interest cost........................................................        28,089         27,238
  Actuarial loss.......................................................        26,166         37,632
  Benefits paid........................................................       (22,535)       (20,518)
  Plan change..........................................................             -          3,560
                                                                         -------------- --------------
      Projected benefit obligation at end of period....................       463,794        426,885
                                                                         -------------- --------------
Change in Plan Assets:
  Fair value of plan assets at beginning of year.......................       319,113        339,838
  Actual return on plan assets.........................................        80,126        (20,207)
  Contributions........................................................        48,950         20,000
  Benefits paid........................................................       (22,535)       (20,518)
                                                                         -------------- --------------
      Fair value of plan assets at end of year.........................       425,654        319,113
                                                                         -------------- --------------
  Funded Status........................................................       (38,140)      (107,772)
  Unrecognized net actuarial loss......................................       120,995        144,328
  Unrecognized prior service cost......................................         2,927          3,109
                                                                         -------------- --------------
      Prepaid pension cost.............................................      $ 85,782       $ 39,665
                                                                         ============== ==============
The amounts recognized in the Consolidated Balance Sheet consist of:
  Prepaid benefit costs................................................      $ 85,782       $ 39,665
  Additional minimum liability.........................................      (123,922)      (147,437)
                                                                         -------------- --------------
                                                                            $ (38,140)    $ (107,772)
                                                                         ============== ==============
Weighted - Average Assumptions Used to Determine Projected Benefit
Obligation as of December 31, 2003
  and September 30, 2002                                                     2003           2002
                                                                         -------------- --------------
  Discount rate........................................................         6.50%          6.75%
  Expected return on plan assets.......................................         9.00%          9.00%


                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2003, 2002 and 2001

                                                                          Pension Benefits
                                                              -----------------------------------------
                                                                 2003          2002           2001
                                                              ------------  ------------   ------------
Components of Net Periodic Benefit Cost:
  Service cost..............................................     $ 5,189       $ 5,539        $ 5,544
  Interest cost.............................................      28,089        27,238         25,758
  Expected return on plan assets............................     (35,109)      (34,497)       (29,488)
  Amortization of net loss (gain)...........................       3,910             -           (847)
  Amortization of transition obligation.....................           -             -         (1,158)
  Amortization of prior service cost........................         317           326             34
                                                              ------------  ------------   ------------
      Net periodic pension benefit cost/(income)............      $2,396      $ (1,394)        $ (157)
                                                              ============  ============   ============
Weighted - Average Assumptions Used to Determine Net
Periodic Benefit Cost as of December 31, 2003
and September 30, 2002 and 2001                                  2003          2002           2001
                                                              ------------  ------------   ------------
  Discount rate.............................................       6.75%          7.50%          8.25%
  Expected return on plan assets............................       9.00%          9.00%         7.750%
  Rate of compensation increase.............................         N/A            N/A            N/A


       The following table outlines the asset allocation for the pension plan as of December 31:

                                      2003           2002
                                   -----------   -----------

      Equity securities..........      65%           61%
      Debt securities............      25%           29%
      Real estate................       8%           10%
      Other......................       2%            -

       The pension plan is currently targeting the following asset allocation for 2004:

      Domestic Equity...........        47.5%
      Non-US Equity.............        10.0%
      Fixed Income..............        22.5%
      Real Estate...............         5.0%
      Private Equity............         5.0%
      Absolute Return...........        10.0%

Other Post-Retirement Benefits

       The Company provides medical and dental benefits to eligible retirees. Currently, retirees are offered the same benefits as active employees after taking Medicare into consideration. The following sets forth the other post-retirement benefits' funded status, components of net periodic benefit cost (in thousands) at the measurement date of December 31, 2003 and September 30, 2002:

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2003, 2002 and 2001

                                                                    Other Benefits
                                                              ------------------------------
                                                                  2003            2002
                                                              -------------  ---------------
Change in Benefit Obligation:
   Benefit obligation at beginning of year..................     $117,796         $109,408
   Service cost.............................................        3,086            2,694
   Interest cost............................................        7,840            8,082
   Plan participant's contributions.........................        1,534              795
   Amendments...............................................      (18,720)         (31,960)
   Unrecognized actuarial loss..............................       10,187           32,623
   Expected benefit paid....................................       (6,911)          (3,846)
                                                              -------------  ---------------
       Benefit obligation at end of period..................      114,812          117,796
                                                              -------------  ---------------
Change in Plan Assets:
  Fair value of plan assets at beginning of year............       37,387          40,594
  Actual return on plan assets..............................       11,055          (6,478)
  Employer contribution.....................................        7,892           6,322
  Participant contribution..................................        1,534             795
  Benefits paid.............................................       (6,911)         (3,846)
                                                              -------------  --------------
      Fair value of plan assets at end of year..............       50,957          37,387
                                                              -------------  --------------
  Funded Status.............................................      (63,855)        (80,409)
  Employer contribution after measurement date..............            -           1,538
  Unrecognized net transition obligation....................       16,354          18,171
  Unrecognized net actuarial loss...........................       72,987          74,048
  Unrecognized prior service cost...........................      (48,087)       (31,960)
                                                              -------------  --------------
       Accrued post-retirement costs........................    $ (22,601)      $ (18,612)
                                                              =============  ==============
Weighted - Average Assumptions Used to Determine
Projected Benefit Obligation as of December
  31, 2003 and September 30, 2002                                  2003            2002
                                                              -------------  --------------
  Discount rate.............................................         6.50%           6.75%
  Expected return on plan assets............................         9.00%           9.00%

                                                                       Other Benefits
                                                        ----------------------------------------------
                                                            2003            2002            2001
                                                        --------------  --------------  --------------
 Components of Net Periodic Benefit Cost:
   Service cost........................................      $ 3,086         $ 2,694        $  2,644
   Interest cost.......................................        7,840           8,082           7,906
   Expected return on plan assets......................       (4,592)         (4,505)         (3,412)
   Prior service cost amortization.....................       (2,593)              -               -
   Amortization of net loss............................        4,124           1,320             799
   Amortization of transition obligation...............        1,817           1,817           1,817
                                                        --------------  --------------  --------------
       Net periodic post-retirement benefit cost.......      $ 9,682         $ 9,408        $  9,754
                                                        ==============  ==============  ==============

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2003, 2002 and 2001



 Weighted - Average Assumptions Used to Determine
 Net Periodic Benefit Cost as of December 31, 2003
   and September 30, 2002 and 2001             2003         2002          2001
                                            ----------   ----------   ----------
 Discount rate.............................     6.75%       7.50%        8.25%
 Expected return on plan assets:
      401 (h) and union VEBA...............     9.00%       9.00%        7.75%
      Non-union VEBA.......................     9.00%       7.50%        6.25%
 Rate of compensation increase.............       N/A         N/A          N/A

       In 2003, the other post-retirement benefits plan was amended to reflect the changes to the benefit coverage provided to both current and future retirees. In 2002, the other post-retirement benefits plan was amended to reflect the charge in cost-sharing provisions of the retiree's contribution made toward medical costs and the elimination of a tobacco surcharge.

       The effect of a 1% increase in the health care trend rate assumption would increase the accumulated post-retirement benefit obligation as of December 31, 2003, by approximately $9.2 million and the aggregate service and interest cost components of net periodic post-retirement benefit cost for 2003 by approximately $2.2 million. The health care cost trend rate is expected to decrease to 6.0% by 2010 and to remain at that level thereafter.

       The following table outlines the asset allocation for the other post-retirement benefits as of December 31:

                                      2003             2002
                                   -------------   --------------
      Equity securities..........      43%             100%
      Debt securities............      57%              -

       The Company is currently targeting an asset allocation of 50% equity securities and 50% debt securities in 2004.

Executive Retirement Program

       The Company has an executive retirement program for a group of management employees. The program was intended to attract, motivate and retain key management employees. The Company's projected benefit obligation for this program, as of the plan measurement date of December 31, 2003 and 2002, was $19.9 million and $19.0 million, respectively. As of December 31, 2003 and 2002, the Company has recognized an additional minimum liability of $4.7 million and $4.1 million, respectively, for the amount of unfunded accumulated benefits in excess of accrued pension costs. The net periodic cost for 2003, 2002 and 2001 was $1.6 million, $1.7 million and $1.7 million, respectively. In 1989, the Company established an irrevocable grantor trust in connection with the executive retirement program. Under the terms of the trust, the Company may, but is not obligated to, provide funds to the trust, which was established with an independent trustee, to aid it in meeting its obligations under the program. Marketable securities in the amount of approximately $6.9 million (fair market value of $7.8 million) are presently in the trust. No additional funds have been provided to the trust since 1989.

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2003, 2002 and 2001


(10)   Stock-Based Compensation Plans

       The Company's Performance Stock Plan ("PSP") expired on December 31, 2000. The PSP was a non-qualified stock option plan, covering a group of management employees. Options to purchase shares of the Holding Company's common stock were granted at the fair market value of the shares at the close of business on the date of the grant. Options granted through December 31, 1995 vested on June 30, 1996 and have an exercise term of up to 10 years. All subsequent awards granted between December 31, 1995 and February 2000, vest three years from the grant date of the awards. All options vest upon death, disability, retirement, impaction or involuntary termination other than for cause. Awards granted in December 2000 vest ratably over three years on the anniversary of the grant date. The maximum number of options authorized that could be granted through December 31, 2000 was 5.0 million shares of Holding Company common stock. Although the authority to grant options under the PSP expired on December 31, 2000, the options that were granted continue to be effective according to their terms.

       A new employee stock incentive plan, the Omnibus Performance Equity Plan ("PEP"), became effective with the formation of the Holding Company on December 31, 2001. The PEP provides for the granting of non-qualified stock options, incentive stock options, restricted stock rights, performance shares, performance units and stock appreciation rights to officers and key employees. The total number of shares of Holding Company common stock subject to all awards under the PEP may not exceed 2.5 million, subject to adjustment under certain circumstances defined in the PEP. The number of shares of Holding Company common stock subject to the grant of restricted stock rights, performance shares and units and stock appreciation rights is limited to 500,000 shares. Re-pricing of stock options is prohibited unless specific shareholder approval is obtained. In 2003, 811,900 options were awarded. Under the PEP, 47,157 options were exercised in 2003. The number of options and restricted stock rights outstanding as of December 31, 2003 were 1,586,409 and 1,620, respectively.

       Stock options may also be provided to non-employee directors of the Company under the Company's Director Retainer Plan ("DRP"). The number of options granted in 2003 under the DRP was 40,000 shares with an exercise price of $24.07 and 10,000 shares with an exercise price of $25.90. Under the DRP plan, vesting occurs on the date of the next annual meeting after the award. Under the DRP 1,500 options were exercised in 2003, 4,000 in 2002 and 4,000 in 2001. The number of options outstanding as of December 31, 2003, was 121,500. Restricted stock issuances were based on the fair market value of the Company's common stock at the close of business on the date of grant and vest ratably three years on the anniversary of the grant date. Amendments to the DRP were approved by the shareholders on July 3, 2001 and the amended plan became the DRP for the new Holding Company on December 31, 2001. Under the DRP, the maximum number of authorized shares was 200,000 (including shares previously granted) through July 1, 2005. The annual retainer is payable in cash and stock options. The exercise price of stock options granted under the DRP is determined by the fair market value of the stock at the close of business on the grant date.

       All stock incentives (options, restricted stock and performance shares) issued to employees are awarded under the initial amount of shares authorized according to the PEP and DRP plan. Exercised stock options are purchased and sold on the open-market on the date of exercise.

       A summary of the status of the Company's stock option plans at December 31, and changes during the years then ended is presented below.

                                                  2003                        2002                        2001
                                        --------------------------  -------------------------- ---------------------------
                                                       Weighted                    Weighted                    Weighted
                                                        Average                    Average                      Average
                                                       Exercise                    Exercise                    Exercise
               Fixed Options              Shares         Price        Shares        Price         Shares         Price
--------------------------------------- ------------  ------------  -----------  ------------- -------------  ------------
Outstanding at beginning of year.......    3,510,622      $20.906      2,981,301      $19.100     3,336,221      $19.120
Granted................................      861,900      $19.833        901,620      $25.745         6,000      $22.610
Exercised..............................    1,057,725      $17.578        356,132      $18.044       299,951      $19.610
Forfeited..............................       24,451      $19.963         16,167      $21.390        60,969      $17.961
                                        -------------               -------------              -------------
Outstanding at end of year.............    3,290,346                   3,510,622                  2,981,301
                                        =============               =============              =============
Options exercisable at year-end........    1,528,749                   1,525,345                    981,197
                                        =============               =============              =============
Options available for future grant.....      990,471                   1,777,880                  2,500,000
                                        =============               =============              =============







                           (Intentionally left blank)

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2003, 2002 and 2001


       The following table summarizes information about stock options outstanding at December 31, 2003:

                                               Options Outstanding                Options Exercisable
                            ---------------------------------------------   ------------------------------
                                                Weighted-
                                                 Average       Weighted                         Weighted
         Range of              Number           Remaining       Average         Number          Average
         Exercise            Outstanding       Contractual     Exercise      Exercisable        Exercise
          Prices             At 12/31/03           Life         Prices       At 12/31/03         Prices
-------------------------   ---------------  --------------  ------------   ---------------  -------------
DRP     $     0 - $27.35           121,500     7.07 years       $21.152            76,835       $19.016

PSP     $11.50 - $24.313         1,580,817     5.56 years       $20.724         1,227,959       $21.039

PEP     $     0 - $28.22         1,588,029     8.45 years       $22.665           223,955       $25.803
                            ---------------                                 ---------------
                                 3,290,346     7.02 years       $21.676         1,528,749       $21.635
                            ===============                                 ===============

       The following table summarizes weighted-average fair value of options granted during the year:

                                                    2003            2002            2001
                                                 ------------    ------------    ------------
EP                                                    $4.91           $7.42            $  -
                                                 ============    ============    ============
DRP                                                    $5.14           $7.03          $13.94
                                                 ============    ============    ============
Total fair market value of all options
  granted (in thousands).......................       $1,414          $6,677            $ 83
                                                 ============    ============    ============

       The fair value of each option grant is determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                     2003            2002            2001
                                                 -------------   -------------   -------------

Dividend yield.................................         5.88%           3.43%           3.10%
Expected volatility............................        45.49%          33.62%          33.99%
Risk-free interest rates.......................         4.00%           4.87%           5.38%
Expected life..................................    10.0 years      10.0 years      10.0 years

(11)   Construction Program and Jointly-Owned Plants

       The Company's construction expenditures for 2003 were approximately $177.2 million, including expenditures on jointly-owned projects. The Company's proportionate share of operating and maintenance expenses for the jointly-owned plants is included in operating expenses in the consolidated statements of earnings.

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2003, 2002 and 2001

       At December 31, 2003, the Company's interests and investments in jointly-owned generating facilities are:

                                                                            Construction
                                           Plant in       Accumulated          Work in        Composite
Station (Fuel Type)                        Service       Depreciation         Progress         Interest
------------------------                 -------------  ----------------   ---------------- ---------------
                                                                  (In thousands)

San Juan Generating Station (Coal)......     $693,524      $362,864            $ 4,697          46.30%
Palo Verde Nuclear Generating
  Station (Nuclear)*....................     $238,168      $ 62,138           $ 18,787          10.20%
Four Corners Power Plant Units 4
   and 5 (Coal) ........................     $120,593      $ 86,079            $ 5,436          13.00%

   * Includes the Company's interest in PVNGS Unit 3, the Company's interest in common facilities for all PVNGS units and the Company's owned interests in PVNGS Units 1 and 2.

San Juan Generating Station ("SJGS")

       The Company operates and jointly owns SJGS. At December 31, 2003, SJGS Units 1 and 2 are owned on a 50% shared basis with Tucson Electric Power Company, Unit 3 is owned 50% by the Company, 41.8% by Southern California Public Power Authority ("SCPPA") and 8.2% by Tri-State Generation and Transmission Association, Inc. Unit 4 is owned 38.457% by the Company, 28.8% by M-S-R Public Power Agency, ("M-S-R"), 10.04% by the City of Anaheim, California, 8.475% by the City of Farmington, 7.2% by the County of Los Alamos, and 7.028% by Utah Associated Municipal Power Systems.

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

Four Corners Power Plant ("Four Corners")

       The Company is a participant in two 755 MW units of Four Corners with APS (the operating agent), El Paso, Salt River Project, Southern California Edison Company, and Tucson Electric Power Company. The Company has a 13% undivided interest in Units 4 and 5 of Four Corners.

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2003, 2002 and 2001

(12)   Asset Retirement Obligations

       The Company identified the asset retirement obligation ("ARO") liability on the decommissioning of the Company's nuclear generation facilities and fossil fuel generation plants. The Company's transmission and distribution facilities are also subject to SFAS 143. The majority of these assets, however, have an indeterminable useful life and settlement date. As such, an ARO liability for transmission and distribution assets would not be recognized until a reasonable estimate of the fair value of these assets can be made and a settlement date becomes known. In 2003, the Company did not identify any material AROs associated with the transmission and distribution assets.

       Previously, the Company had recognized decommissioning costs for its fossil fuel and nuclear generation facilities ratably over approved cost recovery periods. Upon implementation of SFAS 143 the net difference between the amounts determined to represent legal AROs under SFAS 143 and the Company's previous method of accounting for decommissioning costs, has been recognized as a cumulative effect of a change in accounting principle, net of related income taxes (see Note 17). Additionally, certain amounts accrued for nuclear decommissioning costs over the Company's legal AROs for its nuclear generation facilities have been reclassified as regulatory liabilities.

       The effects of adoption of SFAS 143 standard are based on the Company's interpretation of the standard and determination of underlying assumptions, such as the Company's discount rate, estimates of the future costs for decommissioning and the timing of the removal activities to be performed. Any changes in these assumptions underlying the required calculations may require revisions to the estimated ARO when identified.

       A reconciliation of the Company's asset retirement obligations is as follows:

                                                         December 31, 2003
                                                         -----------------
                                                           (In thousands)

        Upon adoption at January 1, 2003................        $42,201
        Liabilities incurred............................            623
        Liabilities settled.............................              -
        Accretion expense...............................          3,592
        Revisions to estimate...........................              -
                                                            --------------
                                                                $46,416
                                                            ==============

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2003, 2002 and 2001

(13)   Commitments and Contingencies

                            Long-Term Power Contracts

       PNM has a power purchase contract with Southwestern Public Service Company ("SPS"), which originally provided for the purchase of up to 200 MW, expiring in May 2011. PNM may reduce its purchases from SPS by 25 MW annually upon three years' notice. PNM provided such notice to reduce the purchase by 25 MW in 1999 and by an additional 25 MW in 2000. PNM also is party to a master power purchase and sale agreement with SPS, dated August 2, 1999, pursuant to which PNM has agreed to purchase 72 MW of firm power from SPS from 2002 through 2005. Beginning May 2004, PNM will purchase an additional 45 MW of firm energy through 2005, increasing to 67 MW in 2006. PNM has 70 MW of contingent capacity obtained from El Paso under a transmission capacity for generation capacity trade arrangement through September 2004. Beginning October 2004 and continuing through June 2005, the capacity amount is 39 MW. PNM holds a purchased power agreement ("PPA") with Tri-State for 50 MW through June 30, 2010. In addition, PNM is interconnected with various utilities for economy interchanges and mutual assistance in emergencies.

       In 1996, PNM entered into an operating lease for the rights to all the output of a new gas-fired generating plant for 20 years. The operating lease's maximum dependable capacity is 132 MW. In July 2000, the plant went into operation. The gas turbine generating unit is operated by Delta-Person Limited Partnership ("Delta") and is located on PNM 's retired Person Generating Station site in Albuquerque, New Mexico. Primary fuel for the gas turbine generating unit is natural gas, which is procured by Wholesale on the open market and delivered by Gas through its transportation services. In addition, the unit has the capability to utilize low sulfur fuel oil in the event natural gas is not available or cost effective.

       In July 2001, PNM entered into a long-term wholesale power contract with Texas-New Mexico Power ("TNP") to provide power to serve a portion of TNP`s New Mexico retail load. The contract, which commenced July 1, 2001, expires December 31, 2006. PNM provided varying amounts of firm power on demand to complement existing contracts for the first two years of the agreement. As those contracts expired at the end of 2002, PNM became TNP's sole supplier for its load in New Mexico. In the last year of the contract, it is estimated that TNP will need 114 MW of firm power.

       In December 2002, PNM entered into a 27 month contract to supply 80 MW of power to U.S. Navy facilities in San Diego, California. PNM began delivering power under the contract January 1, 2003. The contract runs through March 2005.

       In 2002, PNM entered into an agreement with FPL Energy LLC ("FPL"), a subsidiary of FPL Group, Inc., to develop a 200 MW wind generation facility in New Mexico. PNM began receiving commercial power from the project in June 2003. FPL Energy owns and operates the New Mexico Wind Energy Center ("NMWE"), which

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2003, 2002 and 2001

consists of 136 wind-powered turbines on a site in eastern New Mexico. PNM has a contract to purchase all the power generated by the NMWE for 25 years. In 2003, PNM received approval from the PRC for a voluntary tariff that allows PNM retail customers to buy wind-generated electricity for a small monthly premium. Power from the facility not subscribed by PNM retail customers under the voluntary program is sold on the wholesale market, either within New Mexico or outside the state.

       PNM successfully completed a number of long-term contracts during 2003. In September 2003, PNM entered into a long-term contract to supply between 15 and 25 MW of power to Overton Power District Number 5 in Southern Nevada. The contract began October 1, 2003 and runs through December 31, 2007. In October of 2003, PNM completed a five-year contract to sell Salt River 50 megawatts of wind power and associated renewable energy credits from the NMWE for the third quarter of each year from 2004 through 2008. In December 2003, PNM completed an agreement to supply up to 35 megawatts of power to the Mesa, Arizona, municipal utility. PNM is replacing Ohio-based American Electric Power (AEP) as supplier under a contract that runs through 2013.

                                   Coal Supply

       The coal requirements for the SJGS are being supplied by San Juan Coal Company ("SJCC"), a wholly-owned subsidiary of BHP Billiton. SJCC holds certain Federal, state and private coal leases under an underground coal sales agreement ("coal agreement") pursuant to which it will supply processed coal for operation of the SJGS until 2017. The coal agreement is a cost plus contract. SJCC is reimbursed for all costs for mining and delivering the coal plus an allocated portion of administrative costs. In addition, SJCC receives a return on its investment. BHP Minerals International, Inc. has guaranteed the obligations of SJCC under the coal agreement. This guarantee is with respect to SJCC's obligations as defined in the coal agreement and protects against contingencies such as SJCC non-performance, insolvency, bankruptcy, reorganization, dissolution, and other corporate or organizational adversities. The coal agreement contemplates the delivery of approximately 91 million tons of coal during its remaining term. That amount would supply substantially all the requirements of the SJGS through approximately 2017.

       In August 2001, the Company and Tucson Electric Power Company ("Tucson") signed the coal agreement with SJCC to replace two surface mining operations with a single underground mine located adjacent to the plant. The initial development of the underground mine began in the fourth quarter of 2000. After the longwall equipment became operational in October 2002, the mine was expected to achieve full station supply in March of 2003. It did not achieve this production level until December 2003, necessitating partial coal supply from existing inventory. Despite geological issues that impeded the underground mine production rates and efficiencies that were expected, SJGS fuel costs declined by 3.5% between 2002 and 2003. SJCC and the Company continually review coal cost projections and work with the Company's mine consultants to incorporate the experience gained from the first full year mining operations.

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2003, 2002 and 2001

       Four Corners Power Plant ("Four Corners") is supplied with coal under a fuel agreement between the owners and BHP Navajo Coal Company ("BNCC"), under which BNCC agreed to supply all the coal requirements for the life of the plant. The current fuel agreement which has been recently extended, expires July 6, 2016. The extension of the agreement did not materially affect the coal cost forecast. BNCC holds a long-term coal mining lease, with options for renewal, from the Navajo Nation and operates a surface mine adjacent to Four Corners with the coal supply expected to be sufficient to supply the units for their estimated useful lives.

       In connection with both the SJGS coal agreement and the Four Corners fuel agreement, the owners are required to reimburse SJCC and BNCC for the cost of coal mine decommissioning or reclamation. Final mine reclamation occurs when mining production activities conclude. The Company considers these costs part of the cost of delivered coal costs over the life of the respective mine. This liability is recorded at estimated fair value based on the expected cash out-flows to be made to reimburse SJCC and BNCC for their reclamation activities. These cash flows are discounted at a credit adjusted risk-free rate. The liability is accreted and an appropriate incremental cost is recognized using the interest method.

       In 2003, the Company completed a comprehensive review with the help of an outside consulting firm of the final reclamation costs for both the surface mines that previously provided coal to SJGS and the current underground mine providing coal. Based on this study, the Company revised its estimates of the final reclamation of the surface mine. In addition, the mining contract with BNCC supplying Four Corners was renewed until 2016. Previously the Company had recognized obligations related to these surface mines of $113.9 million. Based on these changes in estimate, the final cost of reclamation is expected to be $139.3 million in accreted dollars. In 2002 and 2003, the Company made payments of $36.6 million and $12.9 million, respectively, against this liability. As of December 31, 2003, $56.9 million was recognized as the Company's obligation for reclamation using the fair value method to determine the liability.

       In the Global Electric Agreement (see "Global Electric Agreement" below), the Company was allowed to collect $100 million of surface mine final reclamation costs over the next 17 years. The Company expects to recover the remaining amount in a future rate case. In addition, the Company expects to recover the portion of final underground mine reclamation costs related to New Mexico ratepayers in future rate cases.

       The underground mine began commercial operation in January 2003. The Company recognized a reclamation liability of $0.6 million related to mining activities in 2003.

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

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2003, 2002 and 2001

       The natural gas used as fuel by Electric and Wholesale was delivered by Gas. In the second quarter of 2001, Electric and Wholesale began procuring its gas supply independent of the Company and contracting with Gas for transportation services only.

                              Steam Generator Tubes

       APS, as the operating agent of PVNGS, has encountered tube cracking in the steam generators and has taken, and will continue to take, remedial actions that it believes have slowed the rate of tube degradation. The projected service life of steam generators is assessed on an on-going basis. Two replacement steam generators were installed in Unit 2 during its Fall 2003 refueling outage. The Company's share of the fabrication and installation costs were approximately $24.7 million as of December 31, 2003.

       The PVNGS participants ("Participants") have approved the purchase of replacement steam generators for Units 1 and 3. Preliminary work for the installation of the replacement steam generators has also been approved by the Participants. These actions will provide the Participants with options regarding the replacement of steam generators in Unit 1 and Unit 3. Unit 1 could be replaced as early as Fall 2005, should the Participants choose to do so. The Company estimates that its portion of the fabrication and installation costs and associated power upgrade modifications for Units 1 and 3, will be approximately $46 million over the period 2002-2008 (exclusive of replacement power costs), should installation of the ordered replacement steam generators be approved.

                          PVNGS Decommissioning Funding

       PNM has a program for funding its share of decommissioning costs for PVNGS. The nuclear decommissioning funding program is invested in equities and fixed income instruments in qualified and non-qualified trusts. The results of the 2001 decommissioning cost study indicated that PNM's share of the PVNGS decommissioning costs, excluding spent fuel disposal, would be approximately $201 million (measured in 2001 dollars).

       PNM provided an additional $3.1 million, $10.7 million and $6.1 million funding for the year ended December 31, 2003, 2002 and 2001, respectively, into the qualified and non-qualified trust funds. The estimated market value of the trusts for the year ended December 31, 2003 was approximately $78.7 million.

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

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2003, 2002 and 2001

       The operator of PVNGS has fuel storage pools at PVNGS, which accommodates fuel from normal operation of PVNGS. To continue to allow full core offload capability, older fuel is being placed in dry storage casks and removed from the Units. Through December 31, 2003, the operator of PVNGS has loaded 10 dry storage casks and placed the casks in the completed dry storage facility. Fuel from Unit 3 will be removed from the Unit 3 fuel storage pool during the first quarter of 2004. PNM currently estimates that it will incur approximately $41.0 million (in 2001 dollars) over the life of PVNGS for its share of the fuel costs related to the on-site interim storage of spent nuclear fuel during the operating life of the plant. PNM accrues these costs as a component of fuel expense, meaning that the charges are accrued as the fuel is burned. The Company has accrued $1.0 million in each of 2003 and 2002 for interim storage costs. The operator of PVNGS currently believes that spent fuel storage or disposal methods will be available for use by PVNGS to allow its continued operation. The dry storage facility has the space to hold all fuel anticipated to be used during the licensed life of PVNGS.

                      PVNGS Liability and Insurance Matters

       The Participants have financial protection for public liability resulting from nuclear energy hazards to the full limit of liability under federal law. This potential liability is covered by primary liability insurance provided by commercial insurance carriers in the amount of $300.0 million and the balance by an industry-wide retrospective assessment program. If losses at any nuclear power plant covered by the programs exceed the primary liability insurance limit, the Company could be assessed retrospective adjustments. Effective August 20, 2003, the maximum assessment per reactor under the program for each nuclear incident increases from approximately $88 million to approximately $101 million. The retrospective assessment is subject to an annual limit of $10.0 million per reactor per incident. Based upon the Company's 10.2% interest in the three PVNGS units, the Company's maximum potential assessment per incident for all three units is approximately $31 million, with an annual payment limitation of approximately $3 million per incident. If the funds provided by this retrospective assessment program prove to be insufficient, Congress could impose revenue-raising measures on the nuclear industry to pay claims.

                       Possible Price-Anderson Act Changes

       Versions of comprehensive energy bills proposed for adoption by Congress contain provisions that would amend Federal Law (the "Price-Anderson Act") addressing public liability from nuclear energy hazards in ways that would increase the annual limit on retrospective assessments (see "PVNGS Liability and Insurance Matters" above) from $10.0 million to $15.0 million per reactor per incident with the Company's annual exposure per incident increasing from approximately $3.0 million to $4.5 million.

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2003, 2002 and 2001

       The Company believes that such changes in applicable law, if enacted, would not result in a "deemed loss event" being declared by the equity investors in respect of the Company's sale and leaseback transactions of PVNGS Units 1 and 2.

                            Global Electric Agreement

       On October 10, 2002, PNM announced that it had agreed with the PRC staff, the New Mexico Attorney General ("AG"), and other consumer groups on a Global Electric Agreement that provided for joint support for the repeal of a majority of the New Mexico Electric Utility Industry Restructuring Act of 1999, as amended ("Restructuring Act"), a fixed rate path, procedures for the Company's participation in unregulated generating plant activities and other regulatory issues. The ratepath is effective for services rendered September 1, 2003 through December 31, 2007. Based on the normal time frame for rate proceedings in New Mexico of ten months, a change in rates would not happen until late 2008. The Global Electric Agreement was approved by the PRC in January 2003. Legislation repealing the Restructuring Act and continuing the authorization for utilities to participate in unregulated generating plant activities for a limited time according to the Global Electric Agreement was passed by the New Mexico Legislature and signed into law by the Governor on April 8, 2003. In the Global Electric Agreement, PNM agreed to forego recovery of the costs incurred in preparing to transition to a competitive retail market in New Mexico under the repealed law. This resulted in a charge of $16.7 million, pre-tax, in the first quarter of 2003. As a result of the repeal of the Restructuring Act, PNM has re-applied the accounting requirements of SFAS 71 to its regulated generation activities effective January 2003, which did not have a material effect on the Company's financial condition or results of operations.

                                  Gas Rate Case

       On January 10, 2003, PNM filed a general gas rate case, requesting that the PRC approve an increase in the service fees charged to its 441,000 natural-gas customers. PNM's proposal would have increased both the set monthly service fee and the charge tied to monthly usage. Such fees are separate from the cost of gas charged to customers. The monthly cost of gas charge would not be affected by the fee increase.

       On June 25, 2003, PNM, the PRC Staff, and a group of industrial consumers filed a settlement allowing the Company a $20.0 million annual revenue increase in base cost of service rates, a $1.6 million annual increase in miscellaneous fees and charges and the recovery of $4.4 million in previously approved costs. The settlement rates were proposed to go into effect for bills rendered in November 2003. A final order disapproving the settlement was issued on November 3, 2003.

       The Company successfully sought rehearing of the final order disapproving the stipulation. In its request for rehearing, the Company proposed two alternatives for delaying the residential rate increase. The rehearing was held on November 25, 2003. As a result of the rehearing, the PRC in January 2004 unanimously approved the stipulation. Under the stipulation, the residential

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2003, 2002 and 2001

rate increase will go into effect with bills rendered in April 2004. The approved rates will increase gas revenues approximately $22.0 million annually. The Company will forego the recovery of any revenue lost as a result of the delay. All other rate increases go into effect with the first billing cycle after the date of the final order approving the amended stipulation, January 13, 2004.

                                  Water Supply

       Because of New Mexico's arid climate and current drought conditions, there is a growing concern in New Mexico about the use of water for power plants. The availability of sufficient water supplies to meet all the needs of the state, including growth, is a major issue. The Company has secured water rights in connection with the Afton and Lordsburg plants and water availability does not appear to be an issue for these plants at this time.

       The Four Corners region, in which SJGS and Four Corners are located, has been experiencing drought conditions that may affect the water supply for the Company's generation plants. If adequate precipitation is not received in the watershed that supplies the Four Corners areas, the plants may be affected in 2004 and the future. The United States Bureau of Reclamation ("USBR") has been requested to approve a supplemental contract for 8,300 acre feet per year for a one-year term ending December 31, 2004. Environmental approvals are also in the process of being obtained for the supplemental contract. PNM has also signed a voluntary shortage sharing agreement with tribes and other water users in the San Juan Basin for a one-year term ending December 31, 2004. Environmental approvals for that agreement are pending. A similar agreement was entered into in 2003. Although PNM does not believe that its operations will be materially affected by the drought conditions at this time, it cannot forecast the weather situation or its ramifications, or how regulations and legislation may impact PNM's situation in the future, should the drought continue.

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

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2003, 2002 and 2001

California Refund Proceeding

       San Diego Gas and Electric Company ("SDG&E") and other California buyers have filed a complaint with the FERC against sellers into the California wholesale electric market. Hearings were held in September 2002, and the administrative law judge ("ALJ") issued the "Proposed Findings on California Refund Liability" in December 2002, in which it was determined that the Cal ISO had, for the most part, correctly calculated the amounts of the potential refunds owed by sellers. The ALJ identified what were termed "ballpark" figures for the amount of refunds due under the order in an appendix to the proposed findings document. PNM was identified as having a refund liability of approximately $4.3 million, while being owed approximately $7 million from the Cal ISO. Pursuant to the FERC's order, PNM filed, in conjunction with the competitive supplier group, initial comments in January 2003 to the ALJ's preliminary findings addressing errors the Company believes the ALJ made in the proposed findings, and filed reply comments in February 2003.

       Prior to the December 2002 ALJ decision, the Ninth Circuit Court of Appeals ordered the FERC to allow the parties in the case to provide additional evidence regarding alleged market manipulation by sellers. Several California parties submitted additional evidence in March 2003 to support their position that virtually all market participants, including PNM, either engaged in specific market manipulation strategies or facilitated such strategies. PNM maintains that it did not engage in improper wholesale activities, and filed reply evidence in March 2003, denying the allegations against it.

       In March 2003, the FERC issued an order substantially adopting the ALJ's findings in his December 2002 decision, but requiring a change to the formula used to calculate refunds. The FERC raised concerns that the indices for California gas prices, a major element in the formula, had been subject to potential manipulation and were unverifiable. The effect of this change, which is not yet final, would be to increase PNM's refund liability. In October 2003, the FERC issued its order on rehearing in which it affirmed its decision to change the gas price indices used to calculate the refund amounts. This has the effect of increasing the Company's amount of refund. The precise amounts, however, will not be certain until the Cal ISO and Cal PX recalculate refund amounts which FERC required that they do as soon as possible, but no later than five months after its October 2003 Order. The Company is currently awaiting the filing of additional refund information by the Cal ISO and Cal PX and is unable to predict the ultimate outcome of this FERC proceeding, or whether PNM will be directed to make any refunds as the result of the FERC order.

Pacific Northwest Refund Proceeding

       In addition to the California refund proceedings, Puget Sound Energy, Inc. filed a complaint at the FERC alleging that spot market prices in the Pacific Northwest wholesale electric market were unjust and unreasonable. In September 2001, the ALJ issued a recommended decision and declined to order refunds associated with wholesale electric sales in the Pacific Northwest. In a ruling similar to the one issued in the California refund proceeding, the FERC

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2003, 2002 and 2001

allowed additional discovery to take place and the submission of additional evidence in the case in March 2003. In June 2003, the FERC issued an order terminating the proceeding and adopting the ALJ's recommendation that no refunds should be ordered. Several parties in the proceeding filed requests for rehearing and in November 2003, FERC denied rehearing and reaffirmed its prior ruling that refunds were not appropriate for spot market sales in the Pacific Northwest during the first half of 2001. In November 2003, the Port of Seattle filed an appeal of FERC's order denying rehearing in the Ninth Circuit Court of Appeals. As a participant in the proceedings before FERC, the Company is also participating in the appeal proceedings. The Company is unable to predict the ultimate outcome of this appeal, or whether PNM will ultimately be directed to make any refunds.

FERC Show Cause Orders

       The FERC initiated a market manipulation investigation, partially in response to the bankruptcy filing of the Enron Corporation ("Enron") and to allegations that Enron may have engaged in manipulation of portions of the Western wholesale power market. In connection with that investigation, all sellers into Western electric and gas markets were required to submit data regarding short-term transactions in 2000-2001. In March 2003, the FERC staff issued its final report, which addressed various types of conduct that the FERC staff believed may have violated market monitoring protocols in the Cal ISO and Cal PX tariffs. Based on the final report, the FERC issued orders to certain companies, including Enron, requiring them to show cause why the FERC should not revoke their authorizations to sell electricity at market-based rates. In addition, the FERC staff recommended that the FERC issue orders requiring certain entities to show cause why they should not be required to disgorge profits associated with conduct deemed to violate the Cal ISO and Cal PX tariffs, or be subject to other remedial action.

       In June 2003, the FERC issued two separate orders to show cause against PNM and over sixty other companies. In the first order (the "Gaming Practices Order"), the FERC asserted that certain entities, including PNM, appeared to have participated in activities that constitute gaming and/or anomalous market behavior in violation of the Cal ISO and Cal PX tariffs during the period January 1, 2000 to June 20, 2001. Specifically, PNM is alleged to have engaged in a practice termed "False Import," which FERC defined as the practice of exporting power generated by California and then reimported into California in order to avoid price caps on in-California generation. These allegations are based primarily on an initial Cal ISO report and the additional evidentiary submission by California parties. The Cal ISO was ordered to submit additional information on which the entities subject to the Show Cause Order should respond. For PNM, the potential disgorgement for alleged "False Import" transactions covers the period May 1, 2000 to October 1, 2000. After review of the additional Cal ISO data and consultation with PNM, the FERC trial staff filed a motion to dismiss PNM from the case in August 2003. In September 2003, the California parties filed their objection to the dismissal of PNM from the case. In January 2004, the FERC issued an order granting trial staff's motion to dismiss PNM from the Gaming Partnerships docket on grounds that FERC staff's investigation did not reveal that PNM engaged in the practice of "False Import." As a result, the Company has been dismissed from the Gaming Practices proceedings.

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2003, 2002 and 2001

       In the second order to show cause (the "Gaming Partnerships Order"), the FERC asserts that certain entities, including PNM, acted in concert with Enron and other market participants to engage in activities that constitute gaming and/or anomalous market behavior in violation of the Cal ISO and Cal PX tariffs during the period January 1, 2000 to June 20, 2001. Specifically, PNM is alleged to have entered into "partnerships, alliances or other arrangements" with thirteen of its customers that allegedly may have been used as market manipulation schemes. The precise basis for certain of the FERC's allegations is not clear from the Gaming Partnerships Order, although it appears that most arise out of PNM's provision of "parking and lending" services to the identified companies. The potential remedies include disgorgement of unjust profits, as well as non-monetary remedies such as revocation of a seller's market-based rate authority.

       In September 2003, PNM filed its responses to the Gaming Partnerships Order indicating that it did not engage in the alleged "partnerships, alliances or other arrangements" with the alleged parties. In October 2003, PNM filed testimony and exhibits in the case reasserting its response previously filed. The FERC ALJ has set the case for hearing on June 28, 2004. In January 2004, the FERC issued an order granting FERC staff's motion to dismiss seven of the thirteen PNM customers on grounds that there was no evidence to conclude that these companies used their commercial relationship with PNM to game the California ISO and PX markets. Of the six remaining PNM customers in the docket, the FERC staff has filed motions to dismiss or enter into settlement agreements with five of them. On February 27, 2004, the FERC staff and the California parties filed their testimony. The FERC staff did not identify any improper conduct by PNM. The California parties allege that PNM provided false information regarding parking transactions that allowed other parties to game the California market. They claim PNM should be required to disgorge unjust profits that they variously calculate as between approximately $6 million and $26 million in addition to non-monetary penalties. PNM believes that it has not engaged in improper conduct and intends to defend itself vigorously against these allegations. PNM continues to have discussions with the FERC Staff regarding possible dismissal of the charges against PNM.

Investigation of Anomalous Bidding Behavior and Practices in the Western Markets

       In June 2003, the FERC issued an order finding that certain bids into the Cal ISO and Cal PX markets during the period May 1 through October 1, 2000 appear to have been excessive, in violation of the prohibitions against anomalous market behavior in the market monitoring protocols of the Cal ISO and Cal PX tariffs. The order directed the FERC's Office of Market Oversight and Investigation ("OMOI") to conduct a further investigation into bids in excess of $250 per MW during that period. In July 2003, PNM received a data request from OMOI to all sellers into the Cal ISO and Cal PX markets that submitted bids in excess of $250 per MW to the Cal ISO and Cal PX during the period covered by the investigation. In July 2003, PNM submitted its response to OMOI's data request, in which PNM provided justification of its bidding strategies during that period. In July 2003, PNM joined with other sellers in filing a request for rehearing of the June 2003 order, challenging the FERC's determination that bids above $250 per MW into the Cal ISO and Cal PX markets during the period May 1 through October 1, 2000 were prima facie excessive or in violation of the Cal ISO and Cal PX tariffs. PNM has received additional requests for information and data from OMOI, to which PNM responded. The investigation is currently pending and PNM cannot predict the outcome of OMOI's investigation, but intends to vigorously defend itself against any allegation of wrongdoing.

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

California Attorney General Complaint

       In March 2002, the California Attorney General filed a complaint with the FERC against numerous sellers regarding prices for wholesale electric sales into the Cal ISO and Cal PX and to the California Department of Water Resources ("Cal DWR"). PNM was among the sellers identified in this complaint and filed its answer and motion to intervene. In its answer, PNM defended its pricing and challenged the theory of liability underlying the California Attorney General's complaint. In May 2002, the FERC entered an order denying the California Attorney General's request to initiate a refund proceeding, but directed sellers, including PNM, to comply with additional reporting requirements with regard to certain wholesale power transactions. PNM has made filings required by the May 2002 order. The California Attorney General filed a petition for review in the United States Court of Appeals for the Ninth Circuit. PNM intervened in the Ninth Circuit appeal and is participating as a party in that proceeding. The Ninth Circuit held oral arguments in the case in October 2003. The Company cannot predict the outcome of this appeal. As addressed below, the California Attorney General has also threatened litigation against PNM in state court in California based on similar allegations.

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

                        December 31, 2003, 2002 and 2001

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

Block Forward Agreement Litigation

       In February 2002, PNM was served with a declaratory relief complaint filed by the State of California in California state court. The state's declaratory relief complaint seeks a determination that the state is not liable for its commandeering of certain energy contracts known as "Block Forward Agreements". The Block Forward Agreements were a form of futures contracts for the purchase of electricity at below-market prices and served as security for payment by PG&E and SCE for their electricity purchases through the Cal PX. When PG&E and SCE defaulted on payment obligations incurred through the Cal PX, the Cal PX moved to liquidate the Block Forward Agreements to satisfy in part the obligations owed by PG&E and SCE. Before the Cal PX could liquidate the Block Forward Agreements, California commandeered them for its own purposes. In March 2001, PNM and other similarly situated sellers of electricity through the Cal PX filed claims for damages with the California state Victims Compensation and Government Claims Board ("Victims Claims Board") on the theory that the state, by commandeering the Block Forward Agreements, had deprived them of security to which they were entitled under the terms of the Cal PX's tariff. The Victims Claims Board denied PNM `s claim in March 2002. PNM filed a complaint against the State of California in California state court in September 2002, seeking damages for the state's commandeering of the Block Forward Agreements and requesting judicial coordination with the state's declaratory relief action filed in February 2002 on the basis that the two actions raise essentially the same issues. The judge delayed establishing a procedural schedule for the case pending a determination of the Cal PX's status in the litigation. The judge has since held that the Cal PX could represent the interests of Cal PX participants in the litigation. The judge declined to set a procedural schedule because of his impending retirement. A new judge has now been appointed.

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2003, 2002 and 2001

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

       No complaint has been filed against PNM by the EPA, and the Company believes that all of the routine maintenance, repair, and replacement work undertaken at its power plants was and continues to be in accordance with the requirements of NSR and NSPS. However, in October 2000, the New Mexico Environmental Department ("NMED") made an information request of PNM, advising PNM that the NMED was in the process of assisting the EPA in the EPA's nationwide effort "of verifying that changes made at the country's utilities have not inadvertently triggered a modification under the Clean Air Act's Prevention of Significant Deterioration ("PSD") policies." PNM has responded to the NMED information request. In late June 2002, PNM received another information request from the NMED for a list of capital projects budgeted or completed in 2001 or 2002. PNM has responded to the additional NMED information request.

       The National Energy Policy Development Group released the National Energy Policy in May 2001 which called for a review of the pending EPA enforcement actions. As a result of that review, in June 2002, the EPA announced its intention to pursue steps to increase energy efficiency, encourage emissions reductions and make improvements and reforms to the NSR program. The EPA announced that, among other things, the NSR program had impeded or resulted in the cancellation of projects that would maintain or improve reliability, efficiency and safety of existing power plants. The EPA's June 2002 announcement contemplated further rulemakings on NSR-related issues and expressly cautioned that the announcement was not intended to affect pending NSR enforcement actions. Thereafter, in December 2002, the EPA promulgated certain long-awaited revisions to the NSR rules, along with proposals to revise the RMRR exclusion

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2003, 2002 and 2001

contained in the regulations. In August 2003, the EPA issued its rule regarding RMRR. The new RMRR rule clarifies what constitutes RMRR of damaged or worn equipment, subject to safeguards to assure consistency with the Clean Air Act. It provides that replacements of equipment are routine only if the new equipment is (i) identical or functionally equivalent to the equipment being replaced;
(ii) does not cost more than 20% of the replacement value of the unit of which the equipment is a part; (iii) does not change the basic design parameters of the unit; and (iv) does not cause the unit to exceed any of its permitted emissions limits. Legal challenges to the RMRR rule have been filed by several states; other states have intervened in support of the rule. How such challenges will ultimately be resolved cannot be predicted but an appellate court order has stayed the effect of the RMRR rule pending the outcome of the litigation.

                      Citizen Suit Under the Clean Air Act

       Following required notification, the Grand Canyon Trust and the Sierra Club (collectively "GCT") filed a so-called "citizen suit" in federal district court in New Mexico against PNM (but not against the other SJGS co-owners) in May 2002. The suit alleged two violations of the Clean Air Act and related regulations and permits. First, GCT argued that the plant has violated, and is currently in violation of, the federal Prevention of Significant Deterioration ("PSD") rules, as well as the corresponding provisions of the New Mexico Administrative Code, at SJGS Units 3 and 4. Second, GCT alleged that the plant has "regularly violated" the 20% opacity limit contained in SJGS's operating permit and set forth in federal and state regulations at Units 1, 3 and 4. The lawsuit seeks penalties as well as injunctive and declaratory relief. PNM denied the material allegations in the complaint.

       Both sides in the litigation filed motions for partial summary judgment and the court entered an order granting PNM's motion for summary judgment on the PSD issues, dismissing that portion of the case against PNM. A trial on certain preliminary liability issues on the opacity claims was held in November 2003. At this trial, the plaintiffs presented their case and PNM presented certain defenses, including that the measurement methods relied on by GCT are contradicted by other measurement methods or by other qualified scientific data. On February 2, 2004 the court entered a Memorandum Opinion on PNM's general defenses. The Memorandum Opinion rejected PNM's arguments concerning the proper method for determining opacity compliance, but allowed PNM to present evidence in the next part of the liability trial addressing and defending against liability for specific alleged opacity violations. A status conference was held on March 5, 2004. The court advised that the next phase of the liability trial would likely be scheduled in August or September 2004. A trial on remedy issues, if necessary, would be scheduled at a later date. PNM was directed to make a written settlement offer by April 1, 2004 with the plaintiffs directed to respond by April 16, 2004. The Company believes that it has meritorious defenses and continues to vigorously dispute the allegations. PNM's corporate policy continues to be to adhere to high environmental standards as evidenced by its ISO 14001 certification. The Company is, however, unable to predict the ultimate outcome of the matter.

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2003, 2002 and 2001

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

       A subsequent preliminary investigation into other transmission lines that were covered by the "climb and tighten" project indicated that there are disturbances on lands governed by other federal agencies and Indian tribes. PNM and Great Southwestern have provided notice of the potential disturbances to these other agencies and tribes. The Company had been informed that the USFS and BLM had commenced a criminal investigation into Great Southwestern's activities on this project. However, the Company received verbal confirmation that the USFS and the BLM have decided to decline criminal prosecution under the Archeological Resources Protection Act ("ARPA") against PNM and Great Southwestern. The State of New Mexico requested information from PNM concerning the location of potential disturbances on state lands. The Navajo Nation has also requested further information concerning disturbances on Navajo land, but has provided written declination of criminal charges under ARPA against PNM and Great Southwestern. The Navajo Nation has indicated that it may pursue civil damages under ARPA. PNM and Great Southwestern are seeking the consent of BLM and the USFS to address impacted drainages under these agencies jurisdiction. PNM has provided Great Southwestern with notice and a demand for indemnity. Zurich Insurance, the insurer for Great Southwestern, has denied coverage and indemnity to PNM for this claim but has agreed to share the cost of a portion of the investigation of this claim. The Company is unable to predict the outcome of this matter and cannot estimate with any certainty the potential impact on the Company's operations.

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2003, 2002 and 2001

                            Excess Emissions Reports

       As required by law, whenever there are excess emissions from SJGS, due to such causes as start-up, shutdown, upset, breakdown or certain other conditions, PNM makes filings with the NMED. For some three years, PNM has been in discussions with NMED concerning excess emissions reports for the period after January 1997. During this period, NMED investigated the circumstances of these excess emissions and whether these emissions involve any violation of applicable permits and regulations. PNM and NMED have entered into several agreements tolling the running of the statute of limitations in order to allow NMED to complete its review of these filings. The present tolling agreement expires July 1, 2004. By letter dated September 12, 2003, the NMED advised PNM that NMED would not excuse certain of the emissions exceeding the operation permit emission permits. The NMED also stated that PNM had violated the opacity limits in the operating permit and articulated a construction of the standards that NMED would apply in evaluating opacity exceedances. Attached to the September 12, 2003 letter was what was identified as a "draft" compliance order assessing unspecified civil penalties. The NMED invited PNM to enter into discussions concerning the contents of the letter and of the draft compliance order and PNM and NMED have entered into such discussions. The compliance order has not yet been finalized and no proceeding against PNM has yet been commenced by NMED. PNM disagrees with the construction of its operating permit that is contained in the September 12, 2003 letter which represents a construction of the operating permit never previously advanced by NMED. PNM is unable to predict the outcome of this matter and cannot estimate the potential impact on the Company's operations.

                           Santa Fe Generating Station

       PNM and the NMED conducted investigations of the gasoline and chlorinated solvent groundwater contamination detected beneath PNM's former Santa Fe Generating Station ("Santa Fe Station") site to determine the source of the contamination pursuant to a 1992 Settlement Agreement ("Settlement Agreement") between PNM and the NMED. The Settlement Agreement has been amended on several occasions to modify the scope of the investigation and remediation activities. No source of gasoline contamination in the groundwater was identified as originating from the site.

       PNM is of the opinion that the data compiled indicates observed groundwater contamination originated from off-site sources. However, in August 2003, PNM elected to enter into a fifth amendment ("Fifth Amendment") to the Settlement Agreement with the NMED to avoid a prolonged legal dispute whereby PNM agreed to install additional remediation facilities consisting of an additional extraction well and two additional monitoring wells to address remaining gasoline contamination in the groundwater at and in the vicinity of the site. PNM will continue to operate the remediation facilities until the groundwater is cleaned up to applicable federal standards or until such time as the NMED determines that additional remediation is not required, whichever is earlier. The City of Santa Fe, the NMED and PNM entered into an amended

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2003, 2002 and 2001

Memorandum of Understanding relating to the continued operation of the Santa Fe Well and the remediation facilities called for under the latest Amended Settlement Agreement.

       The Fifth Amendment notes the continued presence of chlorinated solvents in the groundwater under the former Santa Fe Generating Station and provides that once the remediation standards are met, the NMED anticipates that it will not require PNM to undertake any further investigation or remediation with respect to chlorinated solvents. In the event that chlorinated solvent concentrations remain at levels requiring further action, the NMED will not require PNM to take any further action with respect to the chlorinated solvent contamination until the NMED has reviewed any new data relating to the chlorinated solvent contamination and undertaken a good faith investigation into other potential sources. The NMED has acknowledged that at least a portion of the chlorinated solvent contamination observed beneath the Santa Fe Generating Station site has originated from off-site sources. In September 2003, PNM was verbally informed that the Superfund Oversight Section of the NMED is conducting an investigation into the chlorinated solvent contamination at the former Santa Fe Generating Station site, including other possible sources for the chlorinated solvents in the groundwater. The NMED states that it expects to have the results of its investigation complete by September of 2004.

                    Natural Gas Royalties Qui Tam Litigation

        In 1999, a complaint was served on the Company alleging violations of the False Claims Act by PNM and its subsidiaries, Gathering Company and Processing Company (collectively, the "Company" for purposes of this discussion), by purportedly failing to properly measure natural gas from Federal and tribal properties in New Mexico, and consequently, underpaying royalties owed to the Federal government. A private relator is pursuing the lawsuit. The complaint was served after the United States Department of Justice declined to intervene to pursue the lawsuit. The complaint seeks actual damages, treble damages, costs and attorneys fees, among other relief.

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

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2003, 2002 and 2001


                     Dugan Production Corporation Litigation

       In July 2002, Dugan Production Corp. filed a lawsuit in the County of San Juan, New Mexico, against the SJCC. In September 2002, the SJCC removed the lawsuit to the United States District Court for the District of New Mexico. The lawsuit seeks to enjoin the underground mining of coal from a portion of the land that is to be used for the underground mine. The plaintiff also seeks monetary damages.

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

       The SJCC has informed the Company that SJCC intends to vigorously dispute the litigation. In September 2002, the SJCC filed a motion to dismiss the claims against it on several grounds. Discovery for the lawsuit has not yet started. The Company cannot predict the ultimate outcome of the litigation or whether the litigation will adversely affect the amount of coal available, or its price for SJGS.

                                Richardson Matter

       Another gas leaseholder, Richardson Operating Company ("Richardson"), has leases in the area of the San Juan Mine and has asserted claims against SJCC. The Company understands that discussions with Richardson are ongoing, although no formal litigation has been filed.

                                 Asbestos Cases

       The Company was named in 2003 as one of a number of defendants in 21 personal injury lawsuits relating to alleged exposure to asbestos. All of these cases involve claims of individuals, or their descendents, who worked for contractors building, or working at, Company power plants. Some of the claims relate to construction activities during the 1950's and 1960's, while other claims generally allege exposure during the last 30 years. The Company has never manufactured, sold or distributed products containing asbestos. All of these cases involve multiple defendants. The state district judge in six of these cases recently entered a stay of all proceedings due to the bankruptcy of one of defendants; however, the plaintiffs in these cases have moved to modify the stay so that the cases can proceed against the remaining defendants. The Company was insured by a number of different insurance policies during the time period at

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2003, 2002 and 2001

issue in these cases. The Company intends to vigorously defend against these lawsuits. Although the Company is unable to fully predict the outcome of this litigation, the Company believes that it has adequate reserves and insurance coverage such that the outcome of these legal proceedings would not have a material impact on the financial condition of the Company.

              San Angelo Electric Service Company ("SESCO") Matter

       In October 2003, the Texas Commission on Environmental Quality ("TCEQ") requested information from PNM concerning any involvement that PNM had with the SESCO of San Angelo, Texas. PNM is informed that the TCEQ is conducting a site investigation of a SESCO facility in San Angelo, Texas pursuant to the Texas Solid Waste Act and that the SESCO site has been referred to the Superfund Site Discovery and Assessment Program. The primary concern appears to be polychlorinated biphenals ("PCBs"). The TCEQ is conducting the site investigation to determine what remediation activities are required at the SESCO site and to identify potentially responsible parties ("PRPs"). In January 2004, PNM submitted its preliminary response to the TCEQ request for information. The response states that PNM previously had a "requirements" contract with SESCO for the repair of electric transformers. It appears that a number of transformers were sent to SESCO for repair. In addition, it appears that PNM sold a number of retired transformers to SESCO. PNM has not received a response from the TCEQ concerning the information provided in PNM's response. PNM has not been named as a PRP for the SESCO site. PNM is unable to predict the outcome of this matter.

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

                             Risks and Uncertainties

       The Company's future results may be affected by various factors outside of its control, including: changes in regional economic conditions; the outcome of labor negotiations with unionized employees; fluctuations in fuel, purchased

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2003, 2002 and 2001

power and gas prices; the actions of utility regulatory commissions; changes in law and environmental regulations; the success of its planned generation expansion; the cost and outcome of litigation and other legal proceedings and investigations; the performance of generation facilities; changes in accounting rules and standards; and external factors such as weather and water supply. Because of pending federal regulatory reforms, the public utility industry is undergoing a fundamental change. New Mexico has repealed the Electric Utility Industry Restructuring Act of 1999 and therefore has abandoned its plans to transform the industry from one of vertically-integrated monopolies to one with deregulated, competitive generation. However, the FERC has proposed a "Standard Market Design" ("SMD") to establish rules for a market-based approach for wholesale transactions over the transmission grid. The FERC's efforts have been opposed by a number of states, primarily in the West and in the Southeast, because of concern that the SMD does not adequately take into account regional differences. Moreover, Congress is currently debating energy legislation which could affect the FERC's activities. In an attempt to ease concerns, on April 28, 2003, the FERC issued a White Paper on "Wholesale Power Market Platform" describing changes it intended to make to its SMD proposed rules. The Company's future results will be impacted by the form of the FERC rules, if adopted; the costs of complying with rules and legislation that may call for regulatory reforms for the industry; and the resulting market prices for electricity and natural gas. In addition, the Company has in place a retail electric rate freeze through 2007 so that the Company's financial results will depend on its ability to control costs and grow revenues, and the implications of uncontrollable factors such as weather, water supply, litigation and economic conditions.

(14)   Environmental Issues

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

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2003, 2002 and 2001

       The Company's recorded minimum liability estimated to remediate its identified sites was $6.8 million and $8.5 million as of December 31, 2003 and 2002, respectively. The ultimate cost to clean up the Company's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; and the time periods over which site remediation is expected to occur.

       For the year ended December 31, 2003, 2002 and 2001, the Company spent $3.2 million, $0.7 million and $1.7 million, respectively, for remediation. The majority of the December 31, 2003 environmental liability is expected to be paid over the next five years, funded by cash generated from operations. Future environmental obligations are not expected to have a material impact on the results of operations or financial condition of the Company.

(15)   Company Realignment

       On August 22, 2002, the Company was realigned due to the changes in the electric industry and particularly, the negative impact on the Company's earnings and growth prospects from wholesale market uncertainty. The changes included consolidation of similar functions. A total of 85 salaried and hourly employees were notified of their termination as part of the realignment. In accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity", the Company incurred a liability of $8.8 million for severance and other related costs associated with the involuntary termination of employees, which was charged to operations in the quarter ended September 30, 2002 and is included in administrative and general in the consolidated statements of earnings for the year ended December 31, 2002. The Company paid $8.6 million through December 31, 2003.






                           (Intentionally left blank)

(16)   Other Income and Deductions

       The following table details the components of other income and deductions for PNM Resources, Inc. and subsidiaries:

                                                              Year Ended December 31,
                                                     -------------------------------------------
                                                         2003          2002            2001
                                                     -------------  ------------   -------------
                                                                   (In thousands)
Other income:
Investment income...................................     $41,826       $44,954         $48,742
AFUDC...............................................       2,589             -               -
Gross receipts tax credits..........................       2,893             -               -
Miscellaneous non-operating income..................       5,397         3,406           3,405
                                                     -------------  ------------   -------------
                                                         $52,705       $48,360         $52,147
                                                     =============  ============   =============
Other deductions:
Loss on reacquired debt write off...................     $16,576         $   -           $   -
Transition costs write off..........................      16,720             -               -
Merger costs and related legal costs................           -         (2,436)        17,975
Write-off of Avistar investments....................           -             -          13,089
Nonrecoverable coal mine decommissioning costs......           -             -          12,979
Write-off of regulatory assets......................           -             -          11,100
Contribution to PNM Foundation......................           -             -           5,000
Transmission line project write-off.................           -         4,818               -
Miscellaneous non-operating deductions..............      12,857         9,924           7,114
                                                     -------------  ------------   -------------
                                                         $46,153       $12,306         $67,257
                                                     =============  ============   =============






                           (Intentionally left blank)

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2003, 2002 and 2001


       The following table details the components of other income and deductions for Public Service Company of New Mexico and subsidiaries:

                                                               Year Ended December 31,
                                                      -------------------------------------------
                                                          2003          2002            2001
                                                      -------------  ------------   -------------
                                                                    (In thousands)
 Other income:
 Investment income..................................      $38,918       $37,632         $48,742
 AFUDC..............................................        2,551             -               -
 Gross receipts tax credits.........................        2,548             -               -
 Miscellaneous non-operating income.................        4,738         2,814           3,405
                                                      -------------  ------------   -------------
                                                          $48,755       $40,446         $52,147
                                                      =============  ============   =============
 Other deductions:
 Loss on reacquired debt write-off..................      $16,576         $   -           $   -
 Transition costs write-off.........................       16,720             -               -
 Merger costs and related legal costs...............            -             -          17,975
 Write-off of Avistar investments...................            -             -          13,089
 Nonrecoverable coal mine decommissioning costs.....            -             -          12,979
 Write-off of regulatory assets.....................            -             -          11,100
 Contribution to PNM Foundation.....................            -             -           5,000
 Transmission line project write-off................            -         4,818               -
 Miscellaneous non-operating deductions.............        6,329        10,241           7,114
                                                      -------------  ------------   -------------
                                                          $39,625       $15,059         $67,257
                                                      =============  ============   =============








                           (Intentionally left blank)

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2003, 2002 and 2001


(17)   Pro Forma Effect of Changes in Accounting Principles

       The following table, presented for comparative purposes, shows the pro-forma effect assuming the adoption of SFAS 143 and the change in measurement date of the pension and other post-retirement benefit plans applied retroactively to the Company's earnings.

                                                                        Year Ended
                                                                       December 31,
                                                                   2002            2001
                                                              ---------------  --------------
                                                                      (In thousands)

Net Earnings as previously reported.........................       $ 63,686       $ 149,847
Change of Pension Measurement Date, net of tax
   expense (benefit) of  $(167) and $144 (note 9)...........           (255)            219
Adoption of Asset Retirement Obligations, net of tax
   benefit of $3,048 and $3,088 (note 12)...................          4,651           4,712
                                                              ---------------  --------------
Net Earnings Available to Common Stock......................       $ 68,082       $ 154,778
                                                              ===============  ==============
Earnings per Share:
Net Earnings as previously reported.........................        $  1.63         $  3.83
Change of Pension Measurement Date (note 9).................          (0.01)          (0.01)
Adoption of Asset Retirement Obligations,
   net of tax of $0.08 and $0.08 (note 12)..................           0.12            0.12
                                                              ---------------  --------------
Net Earnings Available to Common Stock......................        $  1.74         $  3.94
                                                              ===============  ==============
Diluted Earnings Per Share as previously reported...........        $  1.61         $  3.77
                                                              ===============  ==============
Diluted Earnings Per Share net of tax of
   $0.08 and $0.07..........................................        $  1.73         $  3.88
                                                              ===============  ==============

(18)   New and Proposed Accounting Standards

       Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" (revised December
2003) ("FIN 46R"). In January 2003, the Financial Accounting Standards Board ("FASB") issued FIN 46 to address the consolidation of variable interest entities ("VIEs"). FIN 46 applied immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applied in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. Upon adoption of FIN 46, the Company did not identify any VIEs for which it is the primary beneficiary or has significant involvement. In December 2003, the FASB issued FIN 46R to clarify provisions of FIN 46 and exempt certain entities from its requirements. The Company must apply the provisions of FIN 46R for special purpose entities (SPEs) created prior to February 1, 2003, at the end of the annual reporting period ending after December 15, 2003. The Company evaluated all its interests in entities that may be deemed SPEs under the provisions of FIN 46R and concluded that no additional

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2003, 2002 and 2001

entities need to be consolidated. The Company is required to adopt FIN 46R for non-SPEs at the end of the first interim reporting period ending after March 15, 2004. The Company is currently evaluating the impact of adopting FIN 46R applicable to non-SPEs created prior to February 1, 2003 and is unable to predict its impact on the Company's operating results and financial position at this time.

       Statement of Financial Accounting Standards No. 132 (revised 2003) "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132(R)"). This statement was issued in December of 2003 and replaces FASB statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 132(R) addresses disclosure only and does not change the measurement and recognition provisions of FASB Statement No. 87, "Employers' Accounting for Pensions", Statement No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". Additional disclosures to be included in the annual report include additional information regarding plan assets, the accumulated benefit obligations (for defined benefit pension plans), projected benefit payments, estimated expected contributions, assumptions used in the calculations and the measurement date of the plan (see Note 9 - Pension and Other Post-retirement Benefits for additional disclosures). Disclosures to be included in interim reports include the amount of net periodic benefit cost recognized (showing the components separately) and contributions paid and expected to be paid during the current fiscal year, if significantly different from amounts previously disclosed. This statement is effective for fiscal years ending after December 15, 2003 and interim periods beginning after December 15, 2003. The disclosure regarding estimated future benefit payments shall be effective for fiscal years ending after June 15, 2004.

       EITF 01-8 "Determining Whether an Arrangement Contains a Lease." EITF 01-8 provides guidance on how to determine whether an arrangement contains a lease that is within the scope of Statement of Financial Accounting Standards No. 13, "Accounting for Leases" ("SFAS 13"). The guidance is based on whether the arrangement conveys to the purchaser (lessee) the right to use a specific asset. A consensus was reached on the accounting for substantial services provided by the lessor in these arrangements in which these services are not executory costs as the term is used in SFAS 13. The guidance provides as to when an arrangement should be reassessed to determine whether it contains a lease and how to account for these subsequent changes in lease classification. EITF 01-8 must be applied to arrangements agreed to, committed to, modified, or acquired in business combinations initiated after April 1, 2003. Upon adoption, EITF 01-8 did not have a material impact on the Company's financial condition or results of operation.

       EITF 02-9 "Accounting for Changes That Result in a Transferor Regaining Control of Financial Assets Sold." EITF 02-9 addresses how to apply the accounting requirements of paragraph 55 of Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"), with respect to beneficial interests held by the transferor and loans that do not meet the definition of a security, including whether the transferor should recognize a gain or loss when

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2003, 2002 and 2001


the provisions of paragraph 55 are applied. Paragraph 55 of SFAS No. 140 requires a transferor to recognize in its financial statements assets previously accounted for appropriately as having been sold when one or more of the conditions regarding control of the assets are no longer met. EITF 02-9 must be applied to events occurring after April 2, 2003. Upon adoption, EITF 02-9 did not have a material impact on the Company's financial condition or results of operation.


       FASB Staff Position No. 106-1 "Accounting and Disclosure Requirements Related to Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act")" ("FSP 106-1"). The Act introduces a prescription drug benefit under Medicare ("Medicare Part D") as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. Authoritative guidance on accounting for the federal subsidy is pending and could require a change in previously reported information. Disclosures are required regardless of whether the sponsor elects deferral. FSP 106-1 is effective for fiscal years or interim periods ending after December 7, 2003 and interim periods beginning after December 15, 2003. Because of various uncertainties related to the Company's response to this litigation and the appropriate accounting methodology for this event, the Company has elected to defer financial recognition of this legislation until the FASB issues final accounting guidance. When issued, that final guidance could require the Company to change previously reported information. This deferral election is permitted under FSP 106-1.











                           (Intentionally left blank)

                    PNM RESOURCES, INC. AND SUBSIDIARIES AND
                      PUBLIC SERVICE COMPANY OF NEW MEXICO
                           QUARTERLY OPERATING RESULTS

       The unaudited operating results by quarters for 2003 and 2002 are as follows:

                                                                            Quarter Ended
                                              ---------------------------------------------------------------------------
                                                March 31            June 30          September 30         December 31
                                              --------------    ----------------   -----------------    -----------------
                                                               (In thousands, except per share amounts)
2003:
  Operating Revenues.........................     $387,691           $ 340,211          $ 385,161            $ 342,651
  Operating Income...........................       33,426              29,914             35,881               19,371
  Net Earnings Before Cumulative Effect
    of Changes in Accounting Principles......       10,748              17,596             16,568               13,640
  Net Earnings...............................       48,170  (A)         17,596             16,568   (B)         12,839
Net Earnings Per Share (Basic):
  Net Earnings Before Cumulative Effect
    of Changes in Accounting Principles......         0.28                0.45               0.41                 0.34
  Net Earnings...............................         1.23                0.45               0.41                 0.32
Net Earnings Per Share (Diluted):
  Net Earnings Before Cumulative Effect
    of Changes in Accounting Principles......         0.27                0.44               0.41                 0.34
  Net Earnings...............................         1.22                0.44               0.41                 0.32

2002:
  Operating Revenues.........................     $301,817           $ 250,189          $ 274,675            $ 292,013
  Operating Income...........................       32,687              19,449             29,135               20,503
  Net Earnings Before Cumulative Effect
    of Changes in Accounting Principles......       24,803              11,010             17,650               10,223
  Net Earnings ..............................       24,803              11,010             17,650   (C)         10,223
Net Earnings Per Share (Basic):
  Net Earnings Before Cumulative Effect
    of Changes in Accounting Principles......         0.63                0.28               0.45                 0.26
  Net Earnings...............................         0.63                0.28               0.45                 0.26
Net Earnings Per Share (Diluted):
  Net Earnings Before Cumulative Effect
    of Changes in Accounting Principles......         0.63                0.28               0.45                 0.26
  Net Earnings...............................         0.63                0.28               0.45                 0.26

       In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results of operations for such periods have been included.

(A) Effective January 1, 2003, the Company adopted SFAS 143, Accounting for Asset Retirement Obligations. The effect was reported as a cumulative effect of a change in accounting principle, which increased the Company's net earnings by approximately $37.4 million, net of tax expense of approximately $24.5 million, or $0.93 per diluted common share. In the first quarter of 2003, the Company wrote-off transition costs previously capitalized in anticipation of deregulation, which decreased the

       Company's net earnings by approximately $9.5 million, net of tax benefit of $7.2 million, or $0.24 per diluted common share.
(B) In the third quarter of 2003, the Company recognized a loss on reacquired debt, which decreased the Company's net earnings by $10.0 million, net of tax benefit of $6.6 million, or $0.25 per diluted common share.
(C) In the third quarter of 2002, the Company was realigned due to changes in the industry, which decreased the Company's net earnings by $5.3 million, net of tax benefit of $3.5 million, or $0.14 per diluted common share.








                           (Intentionally left blank)

INDEPENDENT AUDITORS' REPORT ON SCHEDULES

To the Board of Directors and Stockholders of PNM Resources, Inc. and Public Service Company of New Mexico

We have audited the consolidated financial statements of PNM Resources, Inc. and subsidiaries and Public Service Company of New Mexico and subsidiaries (collectively, the "Companies") as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, and have issued our reports thereon dated March 8, 2004 (which reports express unqualified opinions and include explanatory paragraphs referring to the adoption of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003 and the change in actuarial valuation measurement date for the pension plan and other post-retirement benefits from September 30 to December 31); such financial statements and reports are included in this Annual Report on Form 10-K of PNM Resources, Inc. and Public Service Company of New Mexico. Our audits also included the consolidated financial statement schedules listed in Item 15. These financial statement schedules are the responsibility of each of the respective Companies' management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP


Omaha, Nebraska
March 8, 2004

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

                               PNM RESOURCES, INC.
                CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
                                  BALANCE SHEET

                                                                    As of December 31,
                                                                   2003             2002
                                                              ---------------  ---------------
                                                                      (In thousands)
 Assets
   Cash and cash equivalents................................        $   845           $    -
   Intercompany receivables.................................         54,094           48,736
   Short-term investments...................................              -           79,630
   Other current assets.....................................         11,881           10,091
                                                              ---------------  ---------------
      Total current assets..................................         66,820          138,457
                                                              ---------------  ---------------
   Property, plant and equipment, net of accumulated
     depreciation of $8,394 and $5,839......................         42,321           72,068
   Long-term investments....................................         21,183                -
   Investment in subsidiaries...............................      1,047,933          864,152
   Other long-term assets...................................            927           15,694
                                                              ---------------  ---------------
      Total long-term assets................................      1,112,364          951,914
                                                              ---------------  ---------------
      Total Assets..........................................     $1,179,184       $1,090,371
                                                              ===============  ===============
 Liabilities and Shareholder's Equity
   Current liabilities......................................       $ 51,493         $ 23,300
   Long-term debt...........................................              -           26,152
   Other long-term liabilities..............................          6,316            1,737
                                                              ---------------  ---------------
      Total Liabilities.....................................         57,809           51,189
                                                              ---------------  ---------------
   Common stock outstanding 40,259 and 39,118 shares........      1,033,694        1,010,510
   Accumulated other comprehensive income, net of tax.......              -             (591)
   Retained earnings........................................         87,681           29,263
                                                              ---------------  ---------------
      Total common stockholder's equity.....................      1,121,375        1,039,182
                                                              ---------------  ---------------
      Total Liabilities and Shareholder's Equity............     $1,179,184       $1,090,371
                                                              ===============  ===============

               See notes to the consolidated financial statements.

                               PNM RESOURCES, INC.
                CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
                             STATEMENTS OF EARNINGS

                                                   Year ended December 31,
                                                   2003              2002
                                               --------------   ---------------
                                                       (In thousands)

 Operating revenues..........................      $ 24,999          $ 72,865
 Operating expenses..........................        22,775            79,543
                                               --------------   ---------------
    Operating income (loss)..................         2,224            (6,678)
                                               --------------   ---------------
 Other income and deductions:
 Equity in earnings of subsidiaries..........        94,105            60,456
 Other income................................         2,600            11,289
 Other deductions............................        (5,207)             (450)
                                               --------------   ---------------
    Net other income and deductions..........        91,498            71,295

 Income before income taxes..................        93,722            64,617
 Income tax (benefit) expense................        (1,451)              931
                                               --------------   ---------------
 Net Earnings................................      $ 95,173          $ 63,686
                                               --------------   ---------------


               See notes to the consolidated financial statements.

                                   SCHEDULE I
                               PNM RESOURCES, INC.
                CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
                             STATEMENT OF CASH FLOWS

                                                                          Year Ended December 31,
                                                                           2003             2002
                                                                      --------------------------------
                                                                              (In thousands)
 Cash Flows From Operating Activities:
   Net earnings.....................................................        $95,173         $ 63,686
   Adjustments to reconcile net earnings to net cash flows
     from operating activities:
       Depreciation and amortization................................          1,735              715
       Accumulated deferred income tax..............................          6,213           (2,542)
       Equity in earnings of subsidiaries...........................        (94,105)         (60,456)
       Changes in certain assets and liabilities:
         Other assets...............................................         (1,591)          (3,882)
         Accounts payable...........................................          4,328            2,579
         Other liabilities..........................................         27,184           22,458
                                                                      ---------------  ---------------
               Net cash flows from operating activities.............         38,937           22,558
                                                                      ---------------  ---------------
 Cash Flows From Investing Activities:
   Property plant and equipment.....................................         (9,401)         (20,405)
   Redemption of short-term investments.............................         80,291           31,012
   Cash dividends from subsidiaries.................................         49,581           58,981
   Eastern Interconnect Project Sale................................         36,925                -
   Equity Contribution to Subsidiaries..............................       (139,257)               -
   Other............................................................         (8,207)         (18,581)
                                                                      ---------------  ---------------
               Net cash flows from investing activities.............          9,932           51,007
                                                                      ---------------  ---------------
 Cash Flows From Financing Activities:
   Long-term debt repayments........................................        (26,152)               -
   Exercise of employee stock options (note 10).....................         (9,639)          (1,785)
   Dividends paid...................................................        (36,115)         (34,424)
   Change in intercompany accounts..................................         23,592          (48,736)
   Other............................................................            290                -
                                                                      ---------------  ---------------
               Net cash flows from financing activities.............        (48,024)         (84,945)
                                                                      ---------------  ---------------
 Increase (Decrease) in Cash and Cash Equivalents...................            845          (11,380)

 Beginning of Year..................................................              -           11,380
                                                                      ---------------  ---------------
 End of Year........................................................         $  845           $    -
                                                                      ===============  ===============
 Supplemental cash flow disclosures:
   Interest paid....................................................         $  576           $    -
                                                                      ===============  ===============
   Income taxes paid (refunded), net................................       $(18,070)        $  3,640
                                                                      ===============  ===============
   Non-cash dividends from subsidiaries.............................          $   -         $ 34,880
                                                                      ===============  ===============
   Long-term debt assumed for transmission line.....................          $   -         $ 26,152
                                                                      ===============  ===============

               See notes to the consolidated financial statements.

                                   SCHEDULE II
                               PNM RESOURCES, INC.
                      PUBLIC SERVICE COMPANY OF NEW MEXICO
                        VALUATION AND QUALIFYING ACCOUNTS

                                                                        Additions                 Deductions
                                                            ----------------------------------  ---------------
                                             Balance at       Charged to         Charged to
                                            beginning of       costs and            other         Write off       Balance at
                   Description                  year           expenses           accounts       adjustments     end of year
   ---------------------------------------  --------------  ----------------    --------------  --------------- ---------------
                                                                              (In thousands)
    Allowance for doubtful accounts,
      year ended December 31:
       2001                                     $13,279         $ 10,312             $    -         $ 5,566        $ 18,025

       2002                                     $18,025         $ (2,450)            $    -         $     -        $ 15,575

       2003                                     $15,575         $ (3,540)            $    -         $ 2,751        $  9,284

(A) Allowance for market and credit
      volatility year ended December 31:
       2001                                     $ 4,139         $ (1,090)            $    -         $     -        $  3,049

       2002                                     $ 3,049         $   (616)            $    -         $     -        $  2,433

       2003                                     $ 2,433         $ (2,433)            $    -         $     -        $      -

(A) Recorded in Other Deferred Credits on the Consolidated Balance Sheets.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Information has been previously reported as defined in SEC Rule 12b-2.

ITEM 9A.      CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

       Reference is hereby made to "Proposal 1: Election of Directors" in the Company's Proxy Statement relating to the annual meeting of stockholders to be held on May 18, 2004 (the "2004 Proxy Statement"), to PART I, SUPPLEMENTAL ITEM
- "EXECUTIVE OFFICERS OF THE COMPANY", "Other Matters" - "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Ethics" in the 2004 Proxy Statement.

ITEM 11.       EXECUTIVE COMPENSATION

       Reference is hereby made to "Executive Compensation", "Retirement Plan and Related Matters", "Employment Contracts, Termination of Employment and Change in Control Agreements" and "Director Compensation" in the 2004 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

       Reference is hereby made to "PNM Resources Common Stock Owned by Executive Officers and Directors", "Ownership of More Than Five Percent of PNM Resources Common Stock" and "Equity Compensation Plan Information" in the 2004 Proxy Statement.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Reference is hereby made to the 2004 Proxy Statement for such disclosure, if any, as may be required by this item.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

       Reference is hereby made to "Audit and Ethics Committee Report" and "Independent Auditor Fees" in the 2004 Proxy Statement.

                                     PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                ON FORM 8-K

       (a) - 1.    See Index to Financial Statements under Item 8.
       (a) - 2.    Financial Statement Schedules for the years 2002, 2001, and
                   2000 are omitted for the reason that they are not required or the information is otherwise supplied.

       (a) - 3-A.  Exhibits Filed:

Exhibit No.                                 Description
-----------                                 -----------

10.9.1 Amendment One to Underground Coal Sales Agreement dated December 15, 2003 among San Juan Coal Company, PNM and Tucson Electric Coal Company (Confidential treatment was requested for portions of this exhibit and such portions were omitted from the exhibit filed and were filed separately with the Securities and Exchange Commission)

10.23.6**        Sixth  Amendment  dated  December 9, 2003 to Restated  and
                 Amended  PNM  Resources, Inc. Accelerated Management
                 Performance Plan

10.43.1**        2004 Officer Incentive Plan

10.45.5**        Fifth Amendment dated December 9, 2003 to the Service Bonus
                 Plan

10.48.3**        Third Amendment dated December 9, 2003 to the OBRA '93
                 Retirement Plan

10.50.2**        Fourth Amendment dated December 9, 2003 to the PNM Resources,
                 Inc. Section 415 Plan

10.51**          Officer Retention Plan dated October 21, 2003

10.52**          PNM Resources, Inc. Executive Spending Account Plan dated
                 December 9, 2003

10.68.2 Amendment Number Two to the Public Service Company of New Mexico Master Decommissioning Trust Agreement for Palo Verde Nuclear Generating Station

10.72 Credit Agreement dated as of November 21, 2003 among PNM, the Lenders identified therein and Bank of America, N.A. as administrative agent

Exhibit No.                                 Description
-----------                                 -----------

10.75**          PNM Resources, Inc. Executive Savings Plan dated December 29,
                 2003

10.83**          Retention Bonus Agreement executed October 31, 2003 for Jeffry
                 Sterba

18.1 Letter from Deloitte & Touche LLP regarding change in accounting principle for PNM Resources, Inc.

18.2 Letter from Deloitte & Touche LLP regarding change in accounting principle for Public Service Company of New Mexico

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

32.1 Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         (a) - 3-B. Exhibits Incorporated By Reference:

         In addition to those Exhibits shown above, PNM and PNM Resources hereby incorporate the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation S-K section 10, paragraph (d) by reference to the filings set forth below:

Exhibit No.           Description of Exhibit                    Filed as Exhibit:                File No:
-----------          ----------------------                     -----------------                -------
Articles of Incorporation and By-laws

3.1            Restated Articles of Incorporation of PNM      3.1 to the Company's Annual        333-32170
               Resources dated February 22, 2002              Report on Form 10-K for the
                                                              year ended December 31, 2001

3.1.1          Restated Articles of Incorporation of          3.1.1 to the Company's              1-6986
               PNM, as amended through                        Quarterly Report on Form 10-Q
               May 31, 2002                                   for the quarter ended June 30,
                                                              2002



Exhibit No.           Description of Exhibit                    Filed as Exhibit:                File No:
-----------          ----------------------                     -----------------                -------

3.2            Bylaws of PNM Resources, Inc.                  3.2 to the Company's Annual        333-32170
               with all Amendments to and                     Report on Form 10-K for the
               including February 18, 2003                    year ended December 31, 2002

3.2.1          By-laws of PNM with All                        3.2 to the Company's Report on      1-6986
               Amendments to and including                    Form 10-Q for the fiscal
               May 31, 2002                                   quarter ended June 30, 2002

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

4.3            Fifty-third Supplemental Indenture,            4.3 to PNM's Quarterly              1-6986
               dated as of March 11, 1998,                    Report on Form 10-Q for
               supplemental to Indenture of Mortgage          the quarter ended March
               and Deed of Trust, dated as of June 1,         31, 1998
               1947, between PNM and The Bank of
               New York(formerly Irving Trust
               Company), as trustee

4.4            Indenture (for Senior Notes), dated            4.4 to PNM's Quarterly              1-6986
               as of March 11, 1998, between PNM              Report on Form 10-Q
               and The Chase Manhattan Bank, as               for the quarter ended
               Trustee                                        March 31, 1998

4.5            First Supplemental Indenture, dated            4.5 to PNM's Quarterly              1-6986
               as of March 11, 1998, supplemental to          Report on Form 10-Q for
               Indenture, dated as of March 11, 1998,         the quarter ended March
               Between PNM and The Chase                      31, 1998
               Manhattan Bank, as Trustee

4.6            Second Supplemental Indenture, dated           4.6 to PNM's Quarterly              1-6986
               as of March 11, 1998, supplemental to          Report on Form 10-Q for
               Indenture, dated as of March 11, 1998,         the quarter ended March
               Between PNM and The Chase                      31, 1998
               Manhattan Bank, as Trustee



Exhibit No.           Description of Exhibit                     Filed as Exhibit:                 File No:
-----------          ----------------------                      -----------------                 -------

4.6.1          Third Supplemental Indenture, dated as of         4.6.1 to PNM's Annual Report on    1-6986
               October 1, 1999 to Indenture dated as of March    Form 10-K for the fiscal year
               11, 1998, between PNM and The Chase Manhattan     ended December 31, 1999
               Bank, as Trustee

4.6.2          Fourth Supplemental Indenture, dated              4.6.2 to PNM's Quarterly           1-6986
               as of May 1, 2003 to Indenture                    Report on Form 10-Q
               dated as of March 11, 1998, between               For the quarter ended
               PNM and JPMorgan Chase Bank (formerly The Chase   June 30, 2003
               Manhattan
               Bank), as Trustee

4.6.3          Fifth Supplemental Indenture, dated               4.6.3 to PNM's Quarterly           1-6986
               as of May 1, 2003 to Indenture                    Report on Form 10-Q
               dated as of March 11, 1998, between               For the quarter ended
               PNM and JPMorgan Chase Bank, as Trustee           June 30, 2003


4.6.4          Sixth Supplemental Indenture, dated               4.6.4 to PNM's Quarterly           1-6986
               as of May 1, 2003 to Indenture                    Report on Form 10-Q
               dated as of March 11, 1998, between               For the quarter ended
               PNM and JPMorgan Chase Bank, as Trustee           June 30, 2003


4.7            Indenture (for Senior Notes), dated               4.1 to PNM's                      33-53367
               as of August 1, 1998, between PNM                 Registration Statement
               and The Chase Manhattan Bank, as                  No. 33-53367
               Trustee

4.8            First Supplemental Indenture, dated               4.3 to PNM's Current               1-6986
               August 1, 1998, supplemental to                   Report on Form 8-K
               Indenture, dated as of August 1, 1998,            Dated August 7, 1998
               between PNM and The Chase
               Manhattan Bank, as Trustee

4.9            Second Supplemental Indenture, dated September    4.7.1 to PNM's Quarterly Report    1-6986
               1, 2003, supplemental to                          Report on Form 10-Q for the
               Indenture, dated as of August 1, 1998,            quarter ended September 30, 2003
               between PNM and JPMorgan Chase Bank (formerly,
               The Chase
               Manhattan Bank), as Trustee

Material Contracts

10.1           Supplemental Indenture of Lease                   4-D to PNM's                       2-26116
               dated as of July 19, 1966 between                 Registration Statement
               PNM and other participants in the                 No. 2-26116
               Four Corners Project and the Navajo
               Indian Tribal Council.

10.1.1         Amendment and Supplement No. 1                    10.1.1 to PNM's                    1-6986
               to Supplemental and Additional Indenture of       Annual Report on
               Lease dated April 25,                             Form 10-K for fiscal
               1985 between the Navajo Tribe of                  year ended December
               Indians and Arizona Public Service                31, 1995
               Company, El Paso Electric Company,
               Public Service Company of New
               Mexico, Salt River Project Agricultural
               Improvement and Power District,
               Southern California Edison Company,
               and Tucson Electric Power Company
               (refiled)


Exhibit No.           Description of Exhibit                     Filed as Exhibit:                 File No:
-----------          ----------------------                      -----------------                 -------
10.4             Contract between the United States              5-L to PNM's                       2-41010
                 and PNM dated April 11, 1968, for               Registration Statement
                 furnishing water                                No. 2-41010

10.4.1           Amendatory Contract between the                 5-R to PNM's                       2-60021
                 United States and PNM dated                     Registration Statement
                 September 29, 1977, for furnishing              No. 2-60021
                 Water

10.5             Water Supply Agreement between                  10.5 to PNM's Quarterly            1-6986
                 the Jicarilla Apache Tribe and Public           Report of Form 10-Q for
                 Service Company of New Mexico,                  the quarter ended
                 dated July 20, 2000                             September 30, 2001

10.8             Arizona Nuclear Power Project                   5-T to PNM's                       2-50338
                 Participation Agreement among PNM               Registration Statement
                 and Arizona Public Service Company,             No. 2-50338
                 Salt River Project Agricultural
                 Improvement and Power District,
                 Tucson Gas & Electric Company and
                 El Paso Electric Company, dated
                 August 23, 1973

10.8.1           Amendments No. 1 through No. 6 to               10.8.1 to PNM's Annual             1-6986
                 Arizona Nuclear Power Project                   Report on Form 10-K
                 Participation Agreement                         for fiscal year ended
                                                                 December 31, 1991

10.8.2           Amendment No. 7 effective April 1,              10.8.2 to PNM's Annual             1-6986
                 1982, to the Arizona Nuclear Power              Report on Form 10-K
                 Project Participation Agreement                 for fiscal year ended
                 (refiled)                                       December 31, 1991

10.8.3           Amendment No. 8 effective September             10.58 to PNM's Annual              1-6986
                 12, 1983, to the Arizona Nuclear Power          Report on Form 10-K
                 Project Participation Agreement                 for fiscal year ended
                 (refiled)                                       December 31, 1993

10.8.4           Amendment No. 9 to Arizona Nuclear              10.8.4 to PNM's Annual             1-6986
                 Power Project Participation Agreement           Report of the Registrant
                 dated as of June 12, 1984 (refiled)             on Form 10-K for fiscal
                                                                 year ended December
                                                                 31, 1994


Exhibit No.           Description of Exhibit                       Filed as Exhibit:                 File No:
-----------          ----------------------                        -----------------                 -------

10.8.5           Amendment No. 10 dated as of                      10.8.5 to PNM's Annual             1-6986
                 November 21, 1985 and Amendment                   Report of the Registrant
                 No. 11 dated as of June 13, 1986 and              on Form 10-K for fiscal
                 effective January 10, 1987 to Arizona             year ended December
                 Nuclear Power Project Participation               31, 1994
                 Agreement (refiled)

10.8.7           Amendment No. 12 to Arizona Nuclear               19.1 to PNM's Quarterly Report     1-6986
                 Power Project Participation Agreement             on Form 10-Q for the quarter
                 dated June 14, 1988, and effective                ended September 30, 1990
                 August 5, 1988

10.8.8           Amendment No. 13 to the Arizona                   10.8.10 to PNM's Annual Report     1-6986
                 Nuclear Power Project Participation               on Form 10-K for the fiscal
                 Agreement dated April 4, 1990, and                year ended December 31, 1990
                 effective June 15, 1991

10.8.9           Amendment No. 14 to the Arizona Nuclear Power     10.8.9 to PNM's Annual Report
                 Project Participation Agreement effective June    on Form 10-K for the fiscal
                 20, 2000                                          year ended December 31, 2000

10.9             Underground Coal Sales Agreement, dated August    10.85 to PNM's Quarterly Report    1-6986
                 31, 2001 among San Juan Coal Company, PNM and     on Form 10-Q for the quarter
                 Tucson Electric Power Company                     ending September 31, 2001
                                                                   (Confidential treatment
                                                                   was requested for portions of
                                                                   this exhibit, and such
                                                                   portions were omitted
                                                                   from this exhibit filed and
                                                                   were filed separately with
                                                                   the Securities and Exchange
                                                                   Commission)

10.9.1           Amendment One to Underground Coal                 10.9.1 to PNM's Amended Report     1-6986
                 Sales Agreement dated December 15, 2003           on Form 10-K for fiscal year
                 among San Juan Coal Company, PNM and Tucson       ended December 31, 2003
                 Electric Coal Company                             (Confidential treatment
                                                                   was requested for portions of
                                                                   this exhibit, and such
                                                                   portions were omitted
                                                                   from this exhibit filed and
                                                                   were filed separately with
                                                                   the Securities and Exchange
                                                                   Commission)


Exhibit No.           Description of Exhibit                       Filed as Exhibit:                  File No:
-----------          ----------------------                        -----------------                  -------

10.11           San Juan Unit 4 Early Purchase and Participation   10.11 to PNM's Quarterly Report    1-6986
                Agreement dated as of September 26, 1983 between   on Form 10-Q for the quarter
                PNM and M-S-R Public Power Agency, and             ended March 31, 1994
                Modification No. 2 to the San Juan Project
                Agreements dated December 31, 1983 (refiled)

10.11.1         Amendment No. 1 to the Early Purchase and          10.11.1 to PNM's Annual Report     1-6986
                Participation Agreement between Public Service     on Form 10-K for fiscal year
                Company of New Mexico and M-S-R Public Power       ended December 31, 1997
                Agency, executed as of December 16, 1987, for San
                Juan Unit 4 (refiled)

10.11.3         Amendment No. 3 to the San Juan Unit 4 Early       10.11.3 to PNM's Annual Report     1-6986
                Purchase and Participation Agreement between       on Form 10-K for fiscal year
                Public Service Company of New Mexico and M-S-R     ended December 31, 1999
                Public Power Agency, dated as of October 27, 1999

10.12           Amended and Restated San Juan Unit 4 Purchase and  10.12 to PNM's Annual Report on    1-6986
                Participation Agreement dated as of December 28,   Form 10-K for fiscal year ended
                1984 between PNM and the Incorporated              December 31, 1994
                County of Los Alamos (refiled)

10.12.1         Amendment No. 1 to the Amended and Restated San    10.12.1 to PNM's Annual Report     1-6986
                Juan Unit 4 Purchase and Participation Agreement   Form 10-K for fiscal year ended
                between Public Service Company of New Mexico and   December 31, 1999
                M-S-R Public Power Agency, dated as of
                October 27, 1999

10.13           Amendment No. 2 to the San Juan Unit 4 Purchase    10.13 to PNM's Annual Report on    1-6986
                Agreement and Participation Agreement between      Form 10-K for fiscal year ended
                Public Service Company of New Mexico and The       December 31, 1999
                Incorporated County of Los Alamos, New Mexico,
                dated October 27, 1999


10.14           Participation Agreement among PNM, Tucson          10.14 to PNM's Annual Report on    1-6986
                Electric Power Company and certain financial       Form 10-K for fiscal year ended
                institutions relating to the San Juan Coal Trust   December 31, 1992
                dated as of December 31, 1981 (refiled)

10.16           Interconnection Agreement dated November 23,       10.16 to PNM's Annual Report on    1-6986
                1982, between PNM and Southwestern Public Service  Form 10-K for fiscal year ended
                Company (refiled)                                  December 31, 1992

                                      E-8


Exhibit No.           Description of Exhibit                       Filed as Exhibit:                  File No:
-----------          ----------------------                        -----------------                  -------
10.18*          Facility Lease dated as of December 16, 1985       10.18 to PNM's Annual Report on     1-6986
                between The First National Bank of Boston, as      Form 10-K for fiscal year ended
                Owner Trustee, and Public Service Company of New   December 31, 1995
                Mexico together with Amendments No. 1, 2 and 3
                thereto (refiled)

10.18.4*        Amendment No. 4 dated as of March 8, 1995, to      10.18.4 to the PNM's Quarter        1-6986
                Facility Lease between Public Service              Report on Form 10-Q for the
                Company of New Mexico and the First National       quarter ended March 31, 1995
                Bank of Boston, dated as of December 16, 1985

10.19           Facility Lease dated as of July 31, 1986, between  10.19 to PNM's Annual Report on     1-6986
                the First National Bank of Boston, as Owner        Form 10-K for fiscal year ended
                Trustee, and Public Service Company of New Mexico  December 31, 1996
                together with Amendments No. 1, 2 and 3 thereto
                (refiled)

10.20*          Facility Lease dated as of August 12, 1986,        10.20 to PNM's Annual Report on     1-6986
                between The First National Bank of Boston, as      Form 10-K for fiscal year ended
                Owner Trustee, and Public Service Company of New   December 31, 1996
                Mexico together with Amendments No. 1 and 2
                thereto (refiled)

10.20.2         Amendment No. 2 dated as of April 10, 1987 to      10.20.2 to PNM's Annual Report      1-6986
                Facility Lease dated as of August 12, 1986, as     on Form 10-K for fiscal year
                amended, between The First National Bank of        ended December 31, 1998
                Boston, not in its individual capacity, but
                solely as Owner Trustee under a Trust Agreement,
                dated as of August 12, 1986, with MFS Leasing
                Corp., Lessor and Public Service Company of New
                Mexico, Lessee (refiled)

10.20.3         Amendment No. 3 dated as of March 8, 1995, to      10.20.3  to PNM's Quarterly         1-6986
                Facility Lease between Public Service Company of   Report on Form
                New Mexico and the First National Bank of Boston,  10-Q for the quarter ended
                dated as of August 12, 1986                        March 31, 1995

10.21           Facility Lease dated as of December 15, 1986,      10.21 to PNM's Annual Report        1-6986
                between The First National Bank of Boston, as      on Form 10-K for fiscal year
                Owner Trustee, and Public Service Company of New   ended December 31, 1996
                Mexico (Unit 1 Transaction) together with
                Amendment No. 1 thereto (refiled)


Exhibit No.           Description of Exhibit                       Filed as Exhibit:                  File No:
-----------          ----------------------                        -----------------                  -------
 10.22           Facility Lease dated as of December 15, 1986,      10.22 to PNM's Annual Report       1-6986
                 between The First National Bank of Boston, as      of the Registrant on Form 10-K
                 Owner Trustee, and Public Service Company of New   for fiscal year ended December
                 Mexico Unit 2 Transaction) together with           31, 1996
                 Amendment No. 1 thereto (refiled)

 10.23**         Restated and Amended Public Service Company of     10.23 to PNM's Annual Report       1-6986
                 New Mexico Accelerated Management Performance      on Form 10-K for fiscal year
                 Plan (1988) (August 16, 1988) (refiled)            ended December 31, 1998

 10.23.1**       First Amendment to Restated and Amended Public     10.23.1 to PNM's Annual Report     1-6986
                 Service Company of New Mexico Accelerated          on Form 10-K for fiscal year
                 Management Performance Plan (1988) (August 30,     ended December 31, 1998
                 1988) (refiled)

 10.23.2**       Second Amendment to Restated and Amended Public    10.23.2 to PNM's Annual Report     1-6986
                 Service Company of New Mexico Accelerated          on Form 10-K for fiscal year
                 Management Performance Plan (1988) (December 29,   ended December 31, 1998
                 1989) (refiled)

 10.23.4**       Fourth Amendment to the Restated and Amended       10.23.4 to PNM's Quarterly         1-6986
                 Public Service Company of New Mexico Accelerated   Report on Form 10-Q for the
                 Management Performance Plan,  as amended           quarter ended March 31, 1999
                 effective December 7, 1998

 10.23.5**       Fifth Amendment dated November 27, 2002 to the     10.23.5 to the Company's          333-32170
                 Restated and Amended PNM  Resources, Inc.          Annual Report on Form 10-K for
                 Accelerated Management Plan                        the fiscal year ended December
                                                                    31, 2002

 10.23.6**       Sixth Amendment dated December 9, 2003 to the      10.23.6 to the Company's          333-32170
                 Restated and Amended Accelerated Management Plan   Annual Report on Form 10-K for
                                                                    the fiscal year ended December
                                                                    31, 2003

 10.24**         Management Life Insurance Plan (July 1985) of the  10.24 to PNM's Annual Report       1-6986
                 Company (refiled)                                  on Form 10-K for fiscal year
                                                                    ended December 31, 1995

 10.27           Amendment No. 2 dated as of April 10, 1987, to     10.53 to PNM's Annual Report       1-6986
                 the Facility Lease dated as of August 12, 1986,    on Form 10-K for fiscal year
                 between The First National Bank of Boston, as      ended December 31, 1987
                 Owner Trustee, and Public Service Company of New
                 Mexico.  (Unit 2 Transaction.) (This is an
                 amendment to a Facility Lease which is
                 substantially similar to the Facility Lease filed
                 as Exhibit 28.1 to the Company's Current Report
                 on Form 8-K dated August 18, 1986)


Exhibit No.           Description of Exhibit                        Filed as Exhibit:                 File No:
-----------          ----------------------                         -----------------                 -------
10.32**         Supplemental Employee Retirement Agreement dated   10.32 to PNM's Annual Report       1-6986
                August 4, 1989, Between PNM and Max Maerki         on Form 10-K for fiscal year
                (refiled)                                          ended December 31, 1999

10.32.1**       First Amendment to the Supplemental Employee       10.32.1 to PNM's Quarterly         1-6986
                Retirement Agreement for Max H. Maerki, as         Report on Form 10-Q for the
                amended effective August 10, 1998                  quarter ended September 30,
                                                                   1998

10.32.2**       Second Amendment to the Supplemental Employee      10.32.2 to PNM's Quarterly         1-6986
                Retirement Agreement for Max H. Maerki, as         Report on Form 10-Q for the
                amended effective December 7, 1998                 quarter ended March 31, 1999

10.34           Settlement Agreement between Public Service        10.34 to PNM's Quarterly           1-6986
                Company of New Mexico and Creditors of Meadows     Report on Form 10-Q for
                Resources, Inc. dated November 2, 1989 (refiled)   quarter ended June 30, 2000

10.34.1         First amendment dated April 24, 1992 to the        10.34.1 to PNM's Quarterly         1-6986
                Settlement Agreement dated November 2, 1989 among  Report on Form 10-Q for
                Public Service Company of New Mexico, the lender   quarter ended June 30, 2000
                parties thereto and collateral agent (refiled)

10.35           Amendment dated April 11, 1991 among Public        19.1 to PNM's Quarterly Report     1-6986
                Service Company of New Mexico, certain banks and   on Form 10-Q for the quarter
                Chemical Bank and Citibank, N.A., as agents for    ended September 30, 1991
                the banks

10.36           San Juan Unit 4 Purchase and Participation         19.2 to PNM's Quarterly Report     1-6986
                Agreement Public Service Company of New Mexico     on Form 10-Q for the quarter
                and the City of Anaheim, California dated April    ended March 31, 1991
                26, 1991

10.36.1         Amendment No. 1 to the San Juan Unit 4 Purchase    10.36.1 to Annual Report PNM's     1-6986
                and Participation Agreement between Public         on Form 10-K for fiscal year
                Service Company of New Mexico and The City of      ended
                Anaheim, California, dated October 27, 1999        December 31, 1999


Exhibit No.           Description of Exhibit                         Filed as Exhibit:                File No:
-----------          ----------------------                          -----------------                -------
10.38           Restated and Amended San Juan Unit 4 Purchase and    10.2.1 to PNM's Quarterly         1-6986
                Participation Agreement between Public Service       Report on Form 10-Q for the
                Company of New Mexico and Utah Associated            quarter ended September 30,
                Municipal Power Systems                              1993

10.38.1         Amendment No. 1 to the Restated and Amended San      10.38.1 to PNM's Annual Report    1-6986
                Juan Unit 4 Purchase And Participation Agreement     on Form 10-K for fiscal year
                between Public Service Company of New Mexico And     ended December 31, 1999
                Utah Associated Municipal Power Systems, dated
                October 27, 1999

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

10.40.1**       First Amendment dated February 17, 2003 to PNM       10.40.1 to the Company's         333-32170
                Resources, Inc. Director Retainer Plan               Quarterly Report on Form
                                                                     10-Q for the quarter ended
                                                                     March 31, 2003

10.42           Stipulation in the matter of the application of Gas  10.42 to PNM's Annual Report      1-6986
                Company of New Mexico for an order authorizing       on Form 10-K for fiscal year
                recovery of MDL costs through Rate Rider Number 8    ended December 31, 1992

10.43**         2003 Officer Incentive Plan                          10.43.2 to the Company's         333-32170
                                                                     Annual Report on Form 10-K
                                                                     for the year ended December
                                                                     31, 2002

10.43.1**       2004 Officer Incentive Plan                          10.43.1 to the Company's         333-32170
                                                                     Annual Report on Form 10-K
                                                                     for the year ended December
                                                                     31, 2003

10.44.2**       Second Restated and Amended Non-Union Severance Pay  10.44.2 to PNM's Quarterly        1-6986
                Plan of Public Service Company of New Mexico dated   Report on Form 10-Q for the
                August 1, 1999                                       quarter ended September 30,
                                                                     1999

10.45**         PNM Service Bonus Plan dated October 23, 1984        19.4 to PNM's Quarterly           1-6986
                                                                     Report on Form 10-Q or the
                                                                     quarter ended September 30,
                                                                     1988


Exhibit No.           Description of Exhibit                         Filed as Exhibit:                File No:
-----------          ----------------------                          -----------------                -------
10.45.1**       First Amendment dated November 20, 1985 to Service   10.11.1 to PNM's Annual            1-6986
                Bonus Plan                                           Report on Form 10-K for the
                                                                     fiscal year ending December
                                                                     31, 1985

10.45.2**       Second Amendment dated December 29, 1989 to Service  10.27.2 to PNM's Annual            1-6986
                Bonus Plan                                           Report on Form 10-K for the
                                                                     fiscal year ending December
                                                                     31, 1989

10.45.3**       Second [Third] Amendment dated December 7, 1998 to   10.45 to PNM's Quarterly           1-6986
                Service Bonus Plan                                   Report on Form 10-Q for the
                                                                     quarter ended March 31, 1999

10.45.4**       Fourth Amendment dated November 27, 2002 to PNM      10.45.4 to the Company's         333-32170
                Resources, Inc. Service Bonus Plan                   Annual Report on Form 10-K
                                                                     for the fiscal year ended
                                                                     December 31, 2002

10.45.5**       Fifth Amendment dated December 9, 2003 to Service    10.45.5 to the Company's         333-32170
                Bonus Plan                                           Annual Report on Form 10-K
                                                                     for the fiscal year ended
                                                                     December 31, 2003

10.48**         Public Service Company of New Mexico OBRA `93        10.4 to PNM's Quarterly           1-6986
                Retirement Plan                                      Report on Form 10-Q for the
                                                                     quarter ended September 30,
                                                                     1993

10.48.1**       First Amendment to the Public Service Company of     10.48.1 to PNM's Quarterly        1-6986
                New Mexico OBRA '93 Retirement Plan, as amended      Report on Form 10-Q for the
                effective December 7, 1998                           quarter ended March 31, 1999

10.48.2**       Second Amendment dated November 27, 2002 to the PNM  10.48.2 to the Company's         333-32170
                Resources, Inc. OBRA '93 Retirement Plan             Annual Report on Form 10-K
                                                                     for the year ended December
                                                                     31, 2002

10.48.3**       Third Amendment dated December 9, 2003 to the OBRA   10.48.3 to the Company's         333-32170
                '93 Retirement Plan                                  Annual Report on Form 10-K
                                                                     for the year ended December
                                                                     31, 2003


Exhibit No.           Description of Exhibit                         Filed as Exhibit:                File No:
-----------          ----------------------                          -----------------                -------
10.49**         Employment Contract By and Between Public Service    10.49 to PNM's Annual Report     1-6986
                Company of New Mexico and Roger J. Flynn             on Form 10-K for fiscal year
                                                                     ended December 31, 1994

10.50**         Public Service Company of New Mexico Section 415     10.50 to PNM's Annual Report     1-6986
                Plan dated January 1, 1994                           on Form 10-K for fiscal year
                                                                     ended December 31, 1993

10.50.1**       First Amendment dated December 7, 1998, Second       10.50.1 to the Company's         333-32170
                Amendment dated August 7, 1999 and Third Amendment   Annual Report in Form 10-K
                dated November 22, 2002 to the PNM Section 415 Plan for the fiscal year ended
                                                                     December 31, 2002

10.50.2**       Fourth Amendment dated December 9, 2003 to the PNM   10.50.2 to the Company's         333-32170
                Resources, Inc. Section 415 Plan                     Annual Report in Form 10-K
                                                                     for the fiscal year ended
                                                                     December 31, 2003

10.51**         Officer Retention Plan dated October 21, 2003        10.51 to the Company's           333-32170
                                                                     Annual Report in Form 10-K
                                                                     for the fiscal year ended
                                                                     December 31, 2003

10.52**         PNM Resources, Inc. Executive Spending Account Plan  10.52 to the Company's           333-32170
                dated December 9, 2003                               Annual Report on Form 10-K
                                                                     for the year ended December
                                                                     31, 2003

10.53           January 12, 1994 Stipulation                         10.53 to PNM's Annual Report      1-6986
                                                                     on Form 10-K for fiscal year
                                                                     ended December 31, 1993

10.59*          Amended and Restated Lease dated as of September 1,  10.59 to PNM's Annual             1-6986
                1993, between The First National Bank of Boston,     Report on Form 10-K for
                Lessor, and PNM, Lessee (EIP Lease)                  fiscal year ended December
                                                                     31, 1993

10.61           Participation Agreement dated as of June 30, 1983    10.61 to PNM's Annual             1-6986
                among Security Trust Company, as Trustee, PNM,       Report on Form 10-K for
                Tucson Electric Power Company and certain financial  fiscal year ended December
                institutions relating to the San Juan Coal Trust     31, 1993
                (refiled)


Exhibit No.           Description of Exhibit                         Filed as Exhibit:                File No:
-----------          ----------------------                          -----------------                -------
10.62        Agreement of PNM pursuant to Item 601(b)(4)(iii) of     10.62 to PNM's Annual             1-6986
             Regulation S-K (refiled)                                Report on Form 10-K for
                                                                     fiscal year ended December
                                                                     31, 1993

10.67        New Mexico Public Service Commission Order dated July   10.67 to PNM's Annual             1-6986
             30, 1987, and Exhibit I thereto, in NMPUC Case No.      Report on Form 10-K for
             2004, regarding the PVNGS decommissioning trust fund    fiscal year ended December
             (refiled)                                               31, 1997

10.68        Master Decommissioning Trust Agreement for Palo Verde   10.68 to PNM's Quarterly          1-6986
             Nuclear Generating Station dated March 15, 1996,        Report on Form 10-Q for the
             between Public Service Company of New Mexico and        quarter ended March 31, 1996
             Mellon Bank, N.A.

10.68.1      Amendment Number One to the Master Decommissioning      10.68.1 to PNM's Annual           1-6986
             Trust Agreement for Palo Verde Nuclear Generating       Report of the Registrant on
             Station dated January 27, 1997, between Public Service  Form 10-K for fiscal year
             Company of New Mexico and Mellon Bank, N.A.             ended December 31, 1997

10.69*       Refunding Agreement No. 3 dated as of September 27,     10.69 to PNM's Quarterly          1-6986
             1996 between Public Service Company of New Mexico, The  Report on Form 10-Q for the
             Owner Participant named therein, State Street Bank and  quarter ended September 30,
             Trust Company, as Owner Trustee, The Chase Manhattan,   1996
             Bank, as Indenture Trustee, and First PV Funding
             Corporation

10.72        Credit Agreement dated as of November 21, 2003,         10.72 to PNM's Annual             1-6986
             among PNM, the Lenders identified therein and Bank      Report on Form 10-K for the
             of America, N.A., as administrative agent               year ended December 31, 2003

10.73        Refunding Agreement No. 8A, dated as                    10.73 to PNM's Quarterly          1-6986
             of December 23, 1997, among PNM, the Owner              Report on Form 10-Q for the
             Participant Named                                       quarter ended March 31, 1998
             Therein, State Street Bank and Trust
             Company, as Owner Trustee, The Chase
             Manhattan Bank, as Indenture Trustee,
             and First PV Funding Corporation

10.74**      Third Restated and Amended Public                       10.74 to PNM's Quarterly          1-6986
             Service Company of New Mexico                           Report on Form 10-Q for the
             Performance Stock Plan effective March 10, 1998         quarter ended March 31, 1998


Exhibit No.           Description of Exhibit                         Filed as Exhibit:                File No:
-----------          ----------------------                          -----------------                -------

10.74.1**    First Amendment to the Third Restated                   10.74.1 to PNM's Quarterly        1-6986
             and Amended Public Service Company                      Report on Form 10-Q for the
             of New Mexico Performance Stock Plan                    quarter ended March 31, 2000
             Dated February 7, 2000

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

10.74.4**    Fourth Amendment to Third Restated and Amended          4.3.5 to PNM Resources'         333-03303
             Public Service Company of New Mexico Performance        Post-Effective Amendment
             Stock Plan dated December 31, 2001                      No. 1 to Form 8
                                                                     Registration Statement
                                                                     filed December 31, 2001

10.74.5**    Fifth Amendment to the Third Restated and Amended       10.74.5 to the Company's        333-32170
             PNM Resources, Inc. Performance Stock Plan dated        Quarterly Report on Form
             September 6, 2002                                       10-Q for the quarter ended
                                                                     September 30, 2002

10.75**      PNM Resources, Inc. Executive Savings Plan dated        10.75 to PNM Resources and      333-32170
             December 29, 2003                                       PNM's Annual Report on Form
                                                                     10-K for the fiscal year
                                                                     ended December 31, 2003

10.76        PVNGS Capital Trust--Variable Rate                      10.76 to PNM's Quarterly          1-6986
             Trust Notes--PVNGS Note Agreement                       Report on Form 10-Q for the
             dated as of July 31, 1998                               quarter ended September 30,
                                                                     1998

                                      E-16

Exhibit No.           Description of Exhibit                         Filed as Exhibit:                File No:
-----------          ----------------------                          -----------------                -------
10.77           San Juan Project Participation Agreement dated as    10.77 to PNM's Quarterly          1-6986
                of October 27, 1999, among Public Service Company    Report on Form 10-Q for the
                of New Mexico, Tucson Electric Power Company, The    quarter ended September 30,
                City of Farmington, New Mexico, M-S-R Public Power   1999
                Agency, The Incorporated County of Los Alamos,
                New Mexico, Southern California Public Power
                Authority, City of Anaheim, Utah Associated
                Municipal Power System and Tri-State Generation
                and Transmission Association, Inc.

10.78           Stipulation in the matter of the Commission's        10.78 to PNM's Quarterly          1-6986
                investigation of the rates for electric service of   Report on Form 10-Q for the
                Public Service Company of New Mexico, Rate Case No.  quarter ended September 30,
                2761, dated May 21, 1999                             1999

10.78.1         Stipulation in the matter of the Commission's        10.78.1 to PNM's Quarterly        1-6986
                investigation of the rates for electric service of   Report on Form 10-Q for the
                Public Service Company of New Mexico, Rate Case No.  quarter ended September 30,
                2761, dated May 27, 1999                             1999

10.79           Asset Sale Agreement between Tri-State Generation    10.79 to PNM's Quarterly          1-6986
                and Transmission Association, Inc., a Colorado       Report on Form 10-Q for the
                Cooperative Association and Public Service Company   quarter ended September 30,
                of New Mexico, a New Mexico Corporation, dated       1999
                September 9, 1999

10.80**         Supplemental Employee Retirement                     10.80 to PNM's Quarterly          1-6986
                Agreement, dated March 14, 2000 for                  Report on Form 10-Q for the
                Patrick T. Ortiz                                     quarter ended March 31, 2000

10.81**         Supplemental Employee Retirement                     10.81 to PNM's Quarterly          1-6986
                Agreement, dated March 22, 2000 for                  Report on Form 10-Q for the
                Jeffry E. Sterba                                     quarter ended March 31, 2000

10.82**         PNM Resources, Inc. Omnibus Performance Equity Plan  4.3 to PNM Resources' Form      333-76288
                dated                                                8 Registration Statement
                December 31, 2001                                    filed January 4, 2001

10.83           Retention Bonus Agreement executed October 31, 2003  10.83 to the Company's          333-32170
                for Jeffry Sterba                                    Annual Report on Form 10-K
                                                                     for the year ended December
                                                                     31, 2003

10.86           Stipulation in the matter of PNM's transition plan   10.86 to the Company's            1-6986
                Utility Case No. 3137, dated October 10, 2002 as     Annual Report on Form 10-K
                amended by Amendment to Stipulated Agreement dated   for the year ended December
                October 18, 2002                                     31, 2002


Exhibit No.           Description of Exhibit                         Filed as Exhibit:                File No:
-----------          ----------------------                          -----------------                -------
10.87**         Long Term Care Insurance Plan effective January 1,   10.87 to the Company's          333-32170
                2003                                                 Annual Report on Form 10-K
                                                                     for the year ended December
                                                                     31, 2002

10.88**         Executive Long Term Disability effective January 1,  10.88 to the Company's          333-32170
                2003                                                 Annual Report on Form 10-K
                                                                     for the year ended December
                                                                     31, 2002

10.89           Receivables Sale Agreement, dated as of April 8,     10.89 to the Company's       333-32170
                2003, between PNM Receivables Corp., as buyer and    Quarterly Report on Form
                PNM as originator                                    10-Q for the quarter ended
                                                                     June 30, 2003

10.90           Receivables Purchase Agreement, dated as of April    10.90 to the Company's       333-32170
                8, 2003, among PNM Receivables Corp., as seller,     Quarterly Report on Form
                PNM, as servicer, EagleFunding Capital Corporation,  10-Q for the quarter ended
                as conduit investor, Fleet National Bank, as an      June 30, 2003
                alternate investor and Fleet Securities, Inc., as
                managing agent and deal agent.

21              Certain subsidiaries of PNM Resources                21 to the Company's Annual      333-32170
                                                                     Report on Form 10-K for the
                                                                     year ended December 31, 2001

Additional Exhibits

99.2*        Participation Agreement dated as of                     99.2 to PNM's Annual Report       1-6986
             December 16, 1985, among the Owner                      on Form 10-K for fiscal
             Participant named therein, First PV                     year ended December 31, 1995
             Funding Corporation. The First National
             Bank of Boston, in its individual capacity
             and as Owner Trustee (under a Trust
             Agreement dated as of December 16, 1985
             with the Owner Participant), Chemical
             Bank, in its individual capacity and as
             Indenture Trustee (under a Trust
             Indenture, Mortgage, Security Agreement
             and Assignment of Rents dated as of December 16, 1985 with the
             Owner Trustee), and Public Service Company of New Mexico,
             including Appendix A
             definitions together with Amendment No. 1 dated July
             15, 1986 and Amendment No. 2 dated November 18, 1986
             (refiled)

                                      E-18

Exhibit No.           Description of Exhibit                         Filed as Exhibit:                File No:
-----------          ----------------------                          -----------------                -------
99.3         Trust Indenture, Mortgage, Security                     99.3 to PNM's Quarterly           1-6986
             Agreement and Assignment of Rents                       Report on Form 10-Q for the
             dated as of December 16, 1985, between                  quarter ended March 31, 1996
             the First National Bank of Boston, as
             Owner Trustee, and Chemical Bank, as
             Indenture Trustee together with
             Supplemental Indentures Nos. 1 and 2
             (refiled)

99.3.3       Supplemental Indenture No. 3 dated as                   99.3.3 to PNM's Quarterly         1-6986
             of March 8, 1995, to Trust Indenture                    Report on Form 10-Q for the
             Mortgage, Security Agreement and                        quarter ended March 31, 1995
             Assignment of Rents between The First
             National Bank of Boston and Chemical
             Bank dated as of December 16, 1985

99.4*        Assignment, Assumption and Further                      99.4 to PNM's Annual Report       1-6986
             Agreement dated as of December 16,                      on Form 10-K for fiscal
             1985, between Public Service Company                    year ended December 31, 1995
             of New Mexico and The First National
             Bank of Boston, as Owner Trustee
             (refiled)

99.5         Participation Agreement dated as of July                99.5 to PNM's Annual Report       1-6986
             31, 1986, among the Owner Participant                   on Form 10-K for fiscal
             named herein, First PV Funding                          year ended December 31, 1996
             Corporation, The First National Bank of Boston,
             in its individual capacity and as Owner Trustee
             (under a Trust Agreement dated as of July 31, 1986,
             with the Owner Participant), Chemical Bank, in its
             individual capacity and as Indenture Trustee (under
             a Trust Indenture, Mortgage, Security Agreement and
             Assignment of Rents dated as of July 31, 1986, with
             the Owner Trustee), and Public Service Company of
             New Mexico, including Appendix A definitions
             together with Amendment No. 1 thereto (refiled)

99.6         Trust Indenture, Mortgage, Security                     99.6 to PNM's Annual Report       1-6986
             Agreement and Assignment of Rents                       on Form 10-K for fiscal
             dated as of July 31, 1986, between The                  year ended December 31, 1996
             First National Bank of Boston, as Owner
             Trustee, and Chemical Bank, as Indenture
             Trustee together with Supplemental
             Indenture No. 1 thereto (refiled)

Exhibit No.           Description of Exhibit                         Filed as Exhibit:                File No:
-----------          ----------------------                          -----------------                -------

99.7         Assignment, Assumption, and Further                     99.7 to PNM's Annual Report       1-6986
             Agreement dated as of July 31, 1986,                    on Form 10-K for fiscal
             between Public Service Company of                       year ended December 31, 1996
             New Mexico and The First National Bank
             of Boston, as Owner Trustee (refiled)

99.8         Participation Agreement dated as of                     99.8 to PNM's Quarterly           1-6986
             August 12, 1986, among the Owner                        Report on Form 10-Q for the
             Participant named therein, First PV                     quarter ended March 31, 1997
             Funding Corporation. The First National
             Bank of Boston, in its individual capacity
             and as Owner Trustee (under a Trust
             Agreement dated as of August 12, 1986,
             with the Owner Participant), Chemical
             Bank, in its individual capacity and as
             Indenture Trustee (under a Trust
             Indenture, Mortgage, Security Agreement
             and Assignment of Rents dated as of August
             12, 1986, with the Owner Trustee), and Public
             Service Company of New Mexico, including
             Appendix A definitions (refiled)

99.8.1*      Amendment No. 1 dated as of November                    99.8.1 to PNM's Quarterly         1-6986
             18, 1986, to Participation Agreement                    Report on Form 10-Q for the
             dated as of August 12, 1986 (refiled)                   quarter ended March 31, 1997

99.9*        Trust Indenture, Mortgage, Security                     99.9 to PNM's Annual Report       1-6986
             Agreement and Assignment of Rents                       of the Registrant on Form
             dated as of August 12, 1986, between the                10-K for fiscal year ended
             First National Bank of Boston, as Owner                 December 31, 1996
             Trustee, and Chemical Bank, as Indenture
             Trustee together with Supplemental
             Indenture No. 1 thereto (refiled)

99.9.2       Supplemental Indenture No. 2 dated as                   99.9.1 to PNM's Quarterly         1-6986
             of March 8, 1995, to Trust Indenture,                   Report on Form 10-Q for the
             Mortgage, Security Agreement and                        quarter ended March 31, 1995
             Assignment of Rents between The First
             National Bank of Boston and Chemical
             Bank dated as of August 12, 1986

99.10*       Assignment, Assumption, and Further                     99.10 to PNM's Quarterly          1-6986
             Agreement dated as of August 12, 1986,                  Report on Form 10-Q for the
             between Public Service Company of New                   quarter ended March 31, 1997
             Mexico and The First National Bank of
             Boston, as Owner Trustee (refiled)

                                      E-20

Exhibit No.           Description of Exhibit                         Filed as Exhibit:                File No:
-----------          ----------------------                          -----------------                -------

99.11*       Participation Agreement dated as of December 15, 1986,  99.1 to PNM's Quarterly           1-6986
             among the Owner Participant named therein, First PV     Report on Form 10-Q for the
             Funding Corporation, The First National Bank of         quarter ended March 31, 1997
             Boston, in its individual capacity and as Owner Trustee
             (under a Trust Agreement dated as of December 15, 1986,
             with the Owner Participant), Chemical Bank, in its
             individual capacity and as Indenture Trustee (under a
             Trust Indenture, Mortgage, Security Agreement and
             Assignment of Rents dated as of December 15, 1986,
             with the Owner Trustee), and Public Service Company
             of New Mexico, including Appendix A definitions
             (Unit 1 Transaction) (refiled)

99.12        Trust Indenture, Mortgage, Security                     99.12 to PNM's Quarterly          1-6986
             Agreement and Assignment of Rents                       Report on Form 10-Q for the
             dated as of December 15, 1986, between                  quarter ended March 31, 1997
             The First National Bank of Boston, as Owner
             Trustee, and Chemical Bank, as Indenture Trustee
             (Unit 1 Transaction) (refiled)

99.13        Assignment, Assumption and Further                      99.13 to PNM's                    1-6986
             Agreement dated as of December 15,                      Quarterly Report on Form
             1986, between Public Service Company                    10-Q for the quarter ended
             of New Mexico and The First National                    March 31, 1997
             Bank of Boston, as Owner Trustee
             (Unit 1 Transaction) (refiled)

99.14        Participation Agreement dated as of December 15, 1986,  99.14 to PNM's                    1-6986
             among the Owner Participant named therein, First PV     Quarterly Report on Form
             Funding Corporation, The First National Bank of         10-Q for the quarter ended
             Boston, in its individual capacity and as Owner         March 31, 1997
             Trustee (under a Trust Agreement dated as of December
             15, 1986, with the Owner Participant), Chemical Bank,
             in its individual capacity and as Indenture Trustee
             (under a Trust Indenture, Mortgage, Security Agreement
             and Assignment of Rents dated as of December 15, 1986,
             with the Owner Trustee), and Public Service Company of
             New Mexico, including Appendix A definitions (Unit 2
             Transaction) (refiled)


Exhibit No.           Description of Exhibit                         Filed as Exhibit:                File No:
-----------          ----------------------                          -----------------                -------
99.15        Trust Indenture, Mortgage, Security                     99.15 to PNM's Annual             1-6986
             Agreement and Assignment of Rents dated                 Report on Form 10-K for
             as of December 31, 1986, between the                    fiscal year ended December
             First National Bank of Boston, as Owner                 31, 1996
             Trustee, and Chemical Bank, as Indenture
             Trustee (Unit 2 Transaction) (refiled)

99.16        Assignment, Assumption, and Further                     99.16 to PNM's Quarterly          1-6986
             Agreement dated as of December 15,                      Report on Form 10-Q for the
             1986, between Public Service Company                    quarter ended March 31, 1997
             of New Mexico and The First National
             Bank of Boston, as Owner Trustee
             (Unit 2 Transaction) (refiled)

99.17*       Waiver letter with respect to "Deemed                   99.17 to PNM's Annual             1-6986
             Loss Event" dated as of August 18, 1986,                Report on Form 10-K for
             between the Owner Participant named                     fiscal year ended December
             therein, and Public Service Company of                  31, 1996
             New Mexico (refiled)

99.18*       Waiver letter with respect to Deemed                    99.18 to PNM's Annual             1-6986
             Loss Event" dated as of August 18, 1986,                Report on Form 10-K for
             between the Owner Participant named                     fiscal year ended December
             therein, and Public Service Company of                  31, 1996
             New Mexico (refiled)

99.19        Agreement No. 13904 (Option and Purchase of Effluent),  99.19 to PNM's Annual             1-6986
             dated April 23, 1973, among Arizona Public Service      Report on Form 10-K for
             Company, Salt River Project Agricultural Improvement    fiscal year ended December
             and Power District, the Cities of Phoenix, Glendale,    31, 1996
             Mesa, Scottsdale, and Tempe, and the Town of Youngtown
             (refiled)

99.20        Agreement for the Sale and Purchase of                  99.20 to PNM's Annual             1-6986
             Wastewater Effluent, dated June 12, 1981,               Report on Form 10-K for
             Among Arizona Public Service Company,                   fiscal year ended December
             Salt River Project Agricultural                         31, 1996
             Improvement and Power District and the
             City of Tolleson, as amended (refiled)

99.21*       1996 Supplemental Indenture dated as of                 99.21 to PNM's Quarterly          1-6986
             September 27, 1996 to Trust Indenture,                  Report on Form 10-Q for the
             Mortgage, Security Agreement and                        quarter ended September 30,
             Assignment of Rents dated as of December                1996
             16, 1985 between State Street Bank and
             Trust Company, as Owner Trustee, and
             The Chase Manhattan Bank, as Indenture
             Trustee

                                      E-22

Exhibit No.           Description of Exhibit                         Filed as Exhibit:                File No:
-----------          ----------------------                          -----------------                -------
99.22        1997 Supplemental Indenture, dated as of                99.22 to PNM's Quarterly          1-6986
             December 23, 1997, to Trust Indenture,                  Report on Form 10-Q for the
             Mortgage, Security Agreement and                        quarter ended March 30, 1998
             Assignment of Rents, dated as of August
             12, 1986, between State Street Bank and
             Trust, as Owner Trustee, and The Chase
             Manhattan Bank, as Indenture Trustee

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

** Designates each management contract or compensatory plan or arrangement required to be identified pursuant to paragraph 3 of Item
     15(a) of Form 10 -K.

(b) Reports on Form 8-K:

         During the quarter ended December 31, 2003 the Company filed, on the date indicated, the following reports on Form 8-K.

Report dated and filed November 5, 2003 pursuant to Item 5 of Form 8-K that the Company announces that regulators reject PNM gas rate settlement.

Report dated and filed December 17, 2003 pursuant to Item 5 of Form 8-K reporting the Company's Comparative Operating Statistics for the months of November 2003 and 2002 and the years ended November 2003 and 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    PNM RESOURCES, INC.
                                                       (Registrant)

Date:  March 10, 2004                 By              /s/ T. G. SATEGNA
                                          --------------------------------------
                                                        T. G. Sategna
                                                     Vice President and
                                                    Corporate Controller

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Signature                      Capacity                    Date
            ---------                      --------                    ----

        /s/ J. E. STERBA         Principal Executive Officer      March 10, 2004
--------------------------------- and Chairman of the Board
          J. E. Sterba
     Chairman, President and
     Chief Executive Officer

        /s/ J. R. LOYACK         Principal Financial Officer      March 10, 2004
---------------------------------
          J. R. Loyack
    Senior Vice President and
     Chief Financial Officer

        /s/ T. G. SATEGNA        Principal Accounting Officer     March 10, 2004
---------------------------------
          T. G. Sategna
       Vice President and
      Corporate Controller

       /s/ A. E. ARCHULETA       Director                         March 10, 2004
---------------------------------
         A. E. Archuleta

       /s/ R. G. ARMSTRONG       Director                         March 10, 2004
---------------------------------
         R. G. Armstrong

        /s/ R. M. CHAVEZ         Director                         March 10, 2004
---------------------------------
          R. M. Chavez

        /s/ J. A. DOBSON         Director                         March 10, 2004
---------------------------------
          J. A. Dobson

        /s/ M. T. PACHECO        Director                         March 10, 2004
---------------------------------
          M. T. Pacheco

       /s/ T. F. PATLOVICH       Director                         March 10, 2004
---------------------------------
         T. F. Patlovich

         /s/ R. M. PRICE         Director                         March 10, 2004
---------------------------------
           R. M. Price

         /s/ B. S. REITZ         Director                         March 10, 2004
---------------------------------
           B. S. Reitz

        /s/ J. B. WOODARD        Director                         March 10, 2004
---------------------------------
          J. B. Woodard

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

                                          PUBLIC SERVICE COMPANY OF NEW MEXICO
                                                       (Registrant)

Date:  March 10, 2004                 By              /s/ T. G. SATEGNA
                                          --------------------------------------
                                                        T. G. Sategna
                                                     Vice President and
                                                    Corporate Controller

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Signature                      Capacity                    Date
            ---------                      --------                    ----

        /s/ J. E. STERBA         Principal Executive Officer      March 10, 2004
--------------------------------- and Chairman of the Board
          J. E. Sterba
     Chairman, President and
     Chief Executive Officer

        /s/ J. R. LOYACK         Principal Financial Officer      March 10, 2004
---------------------------------
          J. R. Loyack
    Senior Vice President and
     Chief Financial Officer

        /s/ T. G. SATEGNA        Principal Accounting Officer     March 10, 2004
---------------------------------
          T. G. Sategna
       Vice President and
      Corporate Controller

         /s/ R. J. FLYNN         Director                         March 10, 2004
---------------------------------
            R. J. Flynn

         /s/ W. J. REAL          Director                         March 10, 2004
---------------------------------
           W. J. Real

       /s/ E. PADILLA, JR.       Director                         March 10, 2004
---------------------------------
          E. Padilla, Jr.

         /s/ A. A. COBB          Director                         March 10, 2004
---------------------------------
           A. A. Cobb