Form 10-Q
period 2004-03-31
PUBLIC SERVICE CO OF NEW MEXICO; PNM RESOURCES INC
filed 2004-05-07
CIK 81023, 1108426

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

 (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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
              (505) 241-2700

        Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X     No
                                                              -------    ------

        Indicate  by check mark  whether  the  registrants  are  accelerated
filers (as  defined in Rule 12b-2 of the Exchange Act).  Yes   X       No
                                                            -------      ------

        As of April 30, 2004, 40,269,296 shares of common stock, no par value per share, of PNM Resources, Inc. were outstanding.

                      PNM RESOURCES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
PART I.  FINANCIAL INFORMATION:

   Independent Accountants' Report........................................ 3

   ITEM 1.  FINANCIAL STATEMENTS (Unaudited)

      PNM Resources, Inc. and Subsidiaries
         Consolidated Statements of Earnings
              Three Months Ended March 31, 2004 and 2003.................. 5
         Consolidated Balance Sheets
              March 31, 2004 and December 31, 2003........................ 6
         Consolidated Statements of Cash Flows
              Three Months Ended March 31, 2004 and 2003.................. 8
         Consolidated Statements of Comprehensive Income
              Three Months Ended March 31, 2004 and 2003.................. 9
      Public Service Company of New Mexico and Subsidiaries
         Consolidated Statements of Earnings
              Three Months Ended March 31, 2004 and 2003.................. 10
         Consolidated Balance Sheets
              March 31, 2004 and December 31, 2003........................ 11
         Consolidated Statements of Cash Flows
              Three Months Ended March 31, 2004 and 2003.................. 13
         Consolidated Statements of Comprehensive Income
              Three Months Ended March 31, 2004 and 2003.................. 14
      Notes to Consolidated Financial Statements.......................... 15

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............. 44

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK................................................ 60

   ITEM 4.  CONTROLS AND PROCEDURES....................................... 67

PART II.  OTHER INFORMATION:

   ITEM 1.  LEGAL PROCEEDINGS............................................. 67

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................. 69

   Signature.............................................................. 70

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of PNM Resources, Inc.
Albuquerque, New Mexico

We have reviewed the accompanying consolidated balance sheet of PNM Resources, Inc. and subsidiaries (the "Company") as of March 31, 2004, and the related consolidated statements of earnings, cash flows, and comprehensive income for the three-month periods ended March 31, 2004 and 2003. These interim consolidated financial statements are the responsibility of the Company's management.

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

As discussed in Note 1 to the consolidated interim financial statements, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003. Also, as discussed in Note 1 to the consolidated interim financial statements, during 2003, the Company changed the actuarial valuation measurement date for the pension plan and other post-retirement benefit plans from September 30 to December 31.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet and consolidated statement of capitalization (not presented herein) of PNM Resources, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of earnings, retained earnings, comprehensive income
(loss), and cash flows for the year then ended (not presented herein); and in our report dated March 8, 2004 (which report includes explanatory paragraphs referring to the adoption of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003 and the change in actuarial valuation measurement date for the pension plan and other postretirement benefit plans from September 30 to December 31) we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Omaha, Nebraska
May 6, 2004

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Public Service Company of New Mexico
Albuquerque, New Mexico

We have reviewed the accompanying consolidated balance sheet of Public Service Company of New Mexico and subsidiaries (the "Company") as of March 31, 2004, and the related consolidated statements of earnings, cash flows, and comprehensive income for the three-month periods ended March 31, 2004 and 2003. These interim consolidated financial statements are the responsibility of the Corporation's Company's management.

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

As discussed in Note 1 to the consolidated interim financial statements, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003. Also, as discussed in Note 1 to the consolidated interim financial statements, during 2003, the Company changed the actuarial valuation measurement date for the pension plan and other post-retirement benefit plans from September 30 to December 31.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet and consolidated statement of capitalization (not presented herein) of Public Service Company of New Mexico and subsidiaries as of December 31, 2003, and the related consolidated statements of earnings, retained earnings, comprehensive income (loss), and cash flows for the year then ended (not presented herein); and in our report dated March 8, 2004, (which report includes explanatory paragraphs referring to the adoption of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003 and the change in actuarial valuation measurement date for the pension plan and other postretirement benefit plans from September 30 to December 31) we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Omaha, Nebraska
May 6, 2004

ITEM 1.  FINANCIAL STATEMENTS

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                                       Three Months Ended
                                                                           March 31,
                                                                 -------------------------------
                                                                      2004            2003
                                                                 ---------------  --------------
                                                                     (In thousands, except
                                                                       per share amounts)
Operating Revenues:
  Electric.....................................................       $267,528        $241,378
  Gas..........................................................        175,874         144,186
  Other........................................................            251              60
                                                                 ---------------  --------------
    Total operating revenues...................................        443,653         385,624
                                                                 ---------------  --------------
Operating Expenses:
  Cost of energy sold..........................................        269,767         223,867
  Administrative and general...................................         40,374          32,042
  Energy production costs......................................         37,554          35,094
  Depreciation and amortization................................         26,137          28,374
  Transmission and distribution costs..........................         15,492          16,159
  Taxes, other than income taxes...............................          9,484           7,786
  Income taxes.................................................         11,311           8,876
                                                                 ---------------  --------------
    Total operating expenses...................................        410,119         352,198
                                                                 ---------------  --------------
    Operating income...........................................         33,534          33,426
                                                                 ---------------  --------------
Other Income and Deductions:
  Other income.................................................         11,588          11,206
  Other deductions.............................................         (3,372)        (17,912)
  Income tax benefit (expense).................................         (2,996)          2,407
                                                                 ---------------  --------------
    Net other income and (deductions)..........................          5,220          (4,299)

Interest Charges...............................................         13,829          18,233

Preferred Stock Dividend Requirements of Subsidiary............            147             146
                                                                 ---------------  --------------
Net Earnings Before Cumulative Effect of a Change in
   Accounting Principle........................................         24,778          10,748
Cumulative Effect of a Change in Accounting Principle,
   Net of Tax of Zero and $24,524..............................              -          37,422
                                                                 ---------------  --------------
Net Earnings...................................................       $ 24,778        $ 48,170
                                                                 ===============  ==============
Net Earnings per Common Share:
  Basic........................................................       $   0.62        $   1.23
                                                                 ===============  ==============
  Diluted......................................................       $   0.61        $   1.22
                                                                 ===============  ==============
Dividends Paid per Common Share................................       $   0.23        $   0.22
                                                                 ===============  ==============

              The accompanying notes are an integral part of these
                             financial statements.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                        March 31,         December 31,
                                                                          2004                2003
                                                                    ------------------  -----------------
                                                                               (In thousands)
ASSETS
Utility Plant:
    Electric plant in service.....................................        $2,419,693         $2,419,162
    Gas plant in service..........................................           631,041            630,949
    Common plant in service and plant held for future use.........            48,760             48,735
                                                                    ------------------  -----------------
                                                                           3,099,494          3,098,846
    Less accumulated depreciation and amortization................         1,084,497          1,063,645
                                                                    ------------------  -----------------
                                                                           2,014,997          2,035,201
    Construction work in progress.................................           154,714            133,317
    Nuclear fuel, net of accumulated amortization of
        $18,522 and $15,995.......................................            24,979             25,917
                                                                    ------------------  -----------------
      Net utility plant...........................................         2,194,690          2,194,435
                                                                    ------------------  -----------------
Other Property and Investments:
    Investment in lessor notes....................................           319,572            330,339
    Other investments.............................................           120,100            114,273
    Non-utility property, net of accumulated depreciation of
        $1,769 and $1,755.........................................             1,441              1,455
                                                                    ------------------  -----------------
      Total other property and investments........................           441,113            446,067
                                                                    ------------------  -----------------
Current Assets:
    Cash and cash equivalents.....................................             2,545             12,694
    Accounts receivables, net of allowance for uncollectible
        accounts of $9,325 and $9,284.............................            81,766             68,258
    Unbilled revenues.............................................            76,704             82,899
    Other receivables.............................................            41,090             47,042
    Inventories...................................................            38,516             40,799
    Regulatory assets.............................................             4,114             15,436
    Other current assets..........................................            40,960             38,835
                                                                    ------------------  -----------------
      Total current assets........................................           285,695            305,963
                                                                    ------------------  -----------------
Deferred Charges:
    Regulatory assets.............................................           209,591            215,416
    Prepaid benefit costs.........................................            85,964             85,782
    Other deferred charges........................................           129,485            130,966
                                                                    ------------------  -----------------
      Total deferred charges......................................           425,040            432,164
                                                                    ------------------  -----------------
                                                                          $3,346,538         $3,378,629
                                                                    ==================  =================

              The accompanying notes are an integral part of these
                             financial statements.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                     March 31,       December 31,
                                                                        2004             2003
                                                                  ---------------  ---------------
CAPITALIZATION AND LIABILITIES                                             (In thousands)
Capitalization:
    Common Stockholders' Equity:
       Common stock..............................................     $ 641,722        $ 647,722
       Accumulated other comprehensive loss, net of tax..........       (72,254)         (73,487)
       Retained earnings.........................................       518,185          503,069
                                                                  ---------------  ---------------
          Total common stockholders' equity......................     1,087,653        1,077,304
    Cumulative preferred stock without mandatory
         redemption requirements.................................        12,800           12,800
    Long-term debt, less current maturities......................       986,776          987,210
                                                                  ---------------  ---------------
          Total capitalization...................................     2,087,229        2,077,314
                                                                  ---------------  ---------------
Current Liabilities:
  Short-term debt................................................        90,497          125,918
  Accounts payable...............................................        75,659           86,155
  Accrued interest and taxes.....................................        51,162           23,477
  Other current liabilities......................................        92,123          110,031
                                                                  ---------------  ---------------
          Total current liabilities..............................       309,441          345,581
                                                                  ---------------  ---------------
Deferred Credits:
  Accumulated deferred income taxes..............................       249,447          250,098
  Accumulated deferred investment tax credits....................        37,686           38,462
  Regulatory liabilities.........................................       316,208          316,384
  Asset retirement obligations...................................        47,405           46,416
  Minimum pension liability......................................       128,825          128,825
  Accrued post-retirement benefit costs..........................        20,254           20,638
  Other deferred credits.........................................       150,043          154,911
                                                                  ---------------  ---------------
         Total deferred credits..................................       949,868          955,734
                                                                  ---------------  ---------------
                                                                     $3,346,538       $3,378,629
                                                                  ===============  ===============

              The accompanying notes are an integral part of these
                             financial statements.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  Three Months Ended
                                                                                      March 31,
                                                                            -------------------------------
                                                                                 2004             2003
                                                                            --------------   --------------
                                                                                    (In thousands)
Cash Flows From Operating Activities:
  Net earnings.............................................................     $ 24,778         $ 48,170
  Adjustments to reconcile net earnings to net cash flows
    from operating activities:
     Depreciation and amortization.........................................       34,726           35,238
     Allowance for equity funds used during construction...................          (95)            (206)
     Accumulated deferred income tax.......................................       (2,428)          17,028
     Transition costs write-off............................................            -           16,720
     Cumulative effect of a change in accounting principle.................            -          (61,946)
     Net unrealized losses (gains) on trading and investing contracts......       (1,760)             418
  Changes in certain assets and liabilities:
     Accounts receivable...................................................      (13,508)         (26,707)
     Unbilled revenues.....................................................        6,195            9,399
     Accrued post-retirement benefit costs.................................         (566)         (19,696)
     Other assets..........................................................       18,889              663
     Accounts payable......................................................      (12,522)         (13,500)
     Accrued interest and taxes............................................       27,685           21,166
     Other liabilities.....................................................      (27,177)         (20,606)
                                                                            --------------   --------------
       Net cash flows from operating activities............................       54,217            6,141
                                                                            --------------   --------------
Cash Flows From Investing Activities:
  Utility plant additions..................................................      (26,542)         (30,356)
  Nuclear fuel additions...................................................       (1,589)          (4,592)
  Utility plant additions related to allowance for borrowed funds used
     during construction and capitalized interest..........................         (738)            (114)
  Combustion turbine payments..............................................            -          (11,136)
  Redemption of available-for-sale investments.............................            -           79,444
  Redemption of other investments..........................................       10,031                -
  Bond purchase............................................................            -           (7,355)
  Return of principal of PVNGS lessor notes................................       10,274            9,406
  Other investing..........................................................       (4,828)          (2,274)
                                                                            --------------   --------------
       Net cash flows from investing activities............................      (13,392)          33,023
                                                                            --------------   --------------
Cash Flows From Financing Activities:
  Short-term borrowings (repayment), net...................................      (35,421)          20,000
  Exercise of employee stock options.......................................       (6,247)            (235)
  Dividends paid...........................................................       (9,406)          (8,750)
  Other financing..........................................................          100             (528)
                                                                            --------------   --------------
       Net cash flows from financing activities............................      (50,974)          10,487
                                                                            --------------   --------------
Increase (Decrease) in Cash and Cash Equivalents...........................      (10,149)          49,651
Beginning of Period........................................................       12,694            3,702
                                                                            --------------   --------------
End of Period..............................................................     $  2,545         $ 53,353
                                                                            ==============   ==============
Supplemental Cash Flow Disclosures:
  Interest paid, net of capitalized interest...............................     $ 11,163         $ 19,752
                                                                            ==============   ==============
  Income taxes (refunded), net.............................................     $ (2,749)        $ (4,152)
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

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                               -----------------------------
                                                                                  2004            2003
                                                                               -----------------------------
                                                                                     (In thousands)
Net Earnings..................................................................     $24,778         $48,170
                                                                               -------------  --------------
  Other Comprehensive Income (Loss), net of tax:

  Unrealized gain (loss) on securities:
      Unrealized holding gains (losses) during the period, net of tax benefit
         expense (benefit) of $308 and $(155).................................         472            (237)
      Reclassification adjustment for amounts included in net
         income, net of tax benefit of $209 and $530..........................        (320)           (808)

  Minimum pension liability adjustment, net of tax expense of $12.............          19               -

  Mark-to-market adjustment for certain derivative transactions:
      Change in fair market value of designated cash flow hedges,
         net of tax expense (benefit) of $970 and $(791)......................       1,480          (1,207)
      Reclassification adjustment for amounts in net income,
         net of tax benefit of $274...........................................        (418)              -
                                                                               -------------  --------------
Total Other Comprehensive Income (Loss).......................................       1,233          (2,252)
                                                                               -------------  --------------
Total Comprehensive Income....................................................     $26,011         $45,918
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

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                                         Three Months Ended
                                                                              March 31,
                                                                    ------------------------------
                                                                        2004             2003
                                                                    -------------    -------------
                                                                           (In thousands)
Operating Revenues:
  Electric........................................................     $267,528         $241,378
  Gas.............................................................      175,874          144,186
                                                                    -------------   --------------
    Total operating revenues......................................      443,402          385,564
                                                                    -------------   --------------
Operating Expenses:
  Cost of energy sold.............................................      269,697          223,867
  Energy production costs.........................................       37,554           35,094
  Administrative and general......................................       39,034           32,759
  Depreciation and amortization...................................       25,616           27,933
  Transmission and distribution costs.............................       15,492           17,259
  Taxes, other than income taxes..................................        8,563            8,701
  Income taxes....................................................       12,315            8,201
                                                                    -------------   --------------
    Total operating expenses......................................      408,271          353,814
                                                                    -------------   --------------
    Operating income..............................................       35,131           31,750
                                                                    -------------   --------------
Other Income and Deductions:
  Other income....................................................       11,266           10,493
  Other deductions................................................       (1,317)         (18,481)
  Income tax benefit (expense)....................................       (3,682)           2,914
                                                                    -------------   --------------
    Net other income and (deductions).............................        6,267           (5,074)

Interest charges..................................................       13,894           17,587
                                                                    -------------   --------------
Net Earnings Before Cumulative Effect of a Change in
   Accounting Principle...........................................       27,504            9,089
Cumulative Effect of a Change in Accounting Principle, Net of Tax
   of Zero and $24,524............................................            -           37,422
                                                                    -------------   --------------
Net Earnings Before Preferred Stock Dividends.....................       27,504           46,511
Preferred Stock Dividend Requirements.............................          147              146
                                                                    -------------   --------------
Net Earnings......................................................     $ 27,357         $ 46,365
                                                                    =============   ==============

              The accompanying notes are an integral part of these
                             financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                         March 31,         December 31,
                                                                           2004                2003
                                                                     ------------------  -----------------
                                                                                (In thousands)
ASSETS
Utility Plant:
    Electric plant in service......................................       $ 2,419,693        $ 2,419,162
    Gas plant in service...........................................           631,041            630,949
    Common plant in service and plant held for future use..........            11,284             10,997
                                                                     ------------------  -----------------
                                                                            3,062,018          3,061,108
    Less accumulated depreciation and amortization.................         1,075,583          1,055,251
                                                                     ------------------  -----------------
                                                                            1,986,435          2,005,857
    Construction work in progress..................................           140,056            120,340
    Nuclear fuel, net of accumulated amortization of
        $18,522 and $15,995........................................            24,979             25,917
                                                                     ------------------  -----------------
      Net utility plant............................................         2,151,470          2,152,114
                                                                     ------------------  -----------------
Other Property and Investments:
    Investment in lessor notes.....................................           319,572            330,339
    Other investments..............................................           109,533             91,273
    Non-utility property...........................................               966                966
                                                                     ------------------  -----------------
      Total other property and investments.........................           430,071            422,578
                                                                     ------------------  -----------------
Current Assets:
    Cash and cash equivalents......................................             1,725             11,607
    Accounts receivables, net of allowance for uncollectible
        accounts of $9,325 and $9,284..............................            81,766             68,258
    Unbilled revenues..............................................            76,704             82,899
    Other receivables..............................................            39,992             45,814
    Inventories....................................................            38,507             40,791
    Regulatory assets..............................................             4,114             15,436
    Other current assets...........................................            38,231             28,089
                                                                     ------------------  -----------------
      Total current assets.........................................           281,039            292,894
                                                                     ------------------  -----------------
Deferred Charges:
    Regulatory assets..............................................           209,591            215,416
    Prepaid benefit costs..........................................            85,964             85,782
    Other deferred charges.........................................           128,998            130,520
                                                                     ------------------  -----------------
      Total current assets.........................................           424,553            431,718
                                                                     ------------------  -----------------
                                                                          $ 3,287,133        $ 3,299,304
                                                                     ==================  =================

              The accompanying notes are an integral part of these
                             financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                      March 31,         December 31,
                                                                        2004                2003
                                                                 ------------------  ------------------
CAPITALIZATION AND LIABILITIES                                              (In thousands)
Capitalization:
    Common Stockholder's Equity:
       Common stock............................................         $ 195,589           $ 195,589
       Additional paid-in capital..............................           556,608             556,608
       Accumulated other comprehensive (loss), net of tax......           (72,254)            (73,487)
       Retained earnings.......................................           329,946             302,589
                                                                 ------------------  ------------------
          Total common stockholder's equity....................         1,009,889             981,299
    Cumulative preferred stock without mandatory
         redemption requirements...............................            12,800              12,800
    Long-term debt, less current maturities....................           986,776             987,210
                                                                 ------------------  ------------------
          Total capitalization.................................         2,009,465           1,981,309
                                                                 ------------------  ------------------
Current Liabilities:
    Short-term debt............................................            90,000             124,900
    Intercompany debt..........................................            12,300                   -
    Accounts payable...........................................            66,137              78,313
    Intercompany accounts payable..............................            54,452              73,571
    Accrued interest and taxes.................................            37,441               8,879
    Other current liabilities..................................            75,225              83,823
                                                                 ------------------  ------------------
          Total current liabilities............................           335,555             369,486
                                                                 ------------------  ------------------
Deferred Credits:
  Accumulated deferred income taxes............................           245,630             246,282
  Accumulated deferred investment tax credits..................            37,686              38,462
  Regulatory liabilities.......................................           316,208             316,384
  Asset retirement obligation..................................            47,405              46,416
  Minimum pension liability....................................           128,825             128,825
  Accrued post-retirement benefit costs........................            20,254              20,638
  Other deferred credits.......................................           146,105             151,502
                                                                 ------------------  ------------------
     Total deferred credits....................................           942,113             948,509
                                                                 ------------------  ------------------
                                                                      $ 3,287,133         $ 3,299,304
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

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                          --------------------------------
                                                                               2004              2003
                                                                          --------------    --------------
                                                                                  (In thousands)
Cash Flows From Operating Activities:
  Net earnings..........................................................      $ 27,357          $ 46,365
  Adjustments to reconcile net earnings to net cash flows
    from operating activities:
     Depreciation and amortization......................................        34,191            34,797
     Allowance for equity funds used during construction................           (90)             (206)
     Accumulated deferred income tax....................................        (2,428)           17,027
     Transition costs write-off.........................................             -            16,720
     Cumulative effect of a change in accounting principle..............             -           (61,946)
     Net unrealized losses on trading and investments contracts.........        (1,760)              418
  Changes in certain assets and liabilities:
     Accounts receivable................................................       (13,508)          (26,707)
     Unbilled revenues..................................................         6,195             9,399
     Accrued post-retirement benefit costs..............................          (566)          (19,696)
     Other assets.......................................................        20,814              (981)
     Accounts payable...................................................       (14,202)          (12,455)
     Accrued interest and taxes.........................................        28,562            19,601
     Other liabilities..................................................       (17,993)          (20,302)
                                                                          --------------    --------------
       Net cash flows from operating activities.........................        66,572             2,034
                                                                          --------------    --------------
Cash Flows From Investing Activities:
  Utility plant additions...............................................       (25,203)          (29,281)
  Nuclear fuel additions................................................        (1,589)           (4,591)
  Utility plant additions related to allowance for borrowed funds used
     during construction and capitalized interest.......................          (662)             (114)
  Combustion turbine payments...........................................             -           (11,136)
  Purchase of bond investments..........................................       (12,247)                -
  Return of principal of PVNGS lessor notes.............................        10,274             9,406
  Other investing.......................................................        (4,727)              479
                                                                          --------------    --------------
       Net cash flows from investing activities.........................       (34,154)          (35,237)
                                                                          --------------    --------------
Cash Flows From Financing Activities:
  Short-term borrowings (repayments), net...............................       (34,900)           20,000
  Equity contribution from parent.......................................             -            75,000
  Dividends paid........................................................          (147)             (146)
  Other financing.......................................................          (433)             (524)
  Change in intercompany accounts.......................................        (6,820)          (25,225)
                                                                          --------------    --------------
       Net cash flows from financing activities.........................       (42,300)           69,105
                                                                          --------------    --------------
  Increase (decrease) in Cash and Cash Equivalents......................        (9,882)           35,902
  Beginning of Period...................................................        11,607             3,094
                                                                          --------------    --------------
  End of Period.........................................................      $  1,725          $ 38,996
                                                                          ==============    ==============
Supplemental Cash Flow Disclosures:
  Interest paid, net of capital interest................................      $ 11,318          $ 21,019
                                                                          ==============    ==============
  Income taxes (refunded), net..........................................      $ (2,749)         $ (4,093)
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

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                            Three Months Ended
                                                                                March 31,
                                                                       -----------------------------
                                                                           2004           2003
                                                                       -------------  --------------
                                                                              (In thousands)

Net Earnings..........................................................    $ 27,357        $ 46,365
                                                                       -------------  --------------
Other Comprehensive Income (Loss), net of tax:

  Unrealized gain (loss) on securities:
      Unrealized holding gains (losses) arising from the period,
         net of tax expense (benefit) of $308 and $(29)...............         472             (44)
      Reclassification adjustment for amounts included in
         net income, net of tax benefit of $209 and $9................        (320)            (14)

  Minimum pension liability adjustment, net of tax expense of $12.....          19               -

  Mark-to-market adjustment for certain derivative transactions:
      Change in fair market value of designated cash flow hedges,
         net of tax expense (benefit) of $970 and $(791)..............       1,480          (1,207)
      Reclassification adjustment for amounts included in
         net income, net of tax benefit of $274.......................        (418)              -
                                                                       -------------  --------------
Total Other Comprehensive Income (Loss)...............................       1,233          (1,265)
                                                                       -------------  --------------
Total Comprehensive Income............................................    $ 28,590        $ 45,100
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

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)    Accounting Policies and Responsibility for Financial Statements

       In the opinion of the management of PNM Resources, Inc. (the "Holding Company") and Subsidiaries and Public Service Company of New Mexico ("PNM") and Subsidiaries, (collectively, the "Company") the accompanying unaudited interim consolidated financial statements present fairly the Company's financial position at March 31, 2004 and December 31, 2003, the consolidated results of its operations and comprehensive income for the three months ended March 31, 2004 and 2003 and the consolidated statements of cash flows for the three months ended March 31, 2004 and 2003. Accordingly, they are unaudited, and certain information and note disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these financial statements should refer to the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2003, that are included in the Company's Annual Reports on Form 10-K for the year ended December 31, 2003. The results of operations presented in the accompanying financial statements are not necessarily representative of operations for an entire year.

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

       Certain amounts in the 2003 consolidated financial statements and notes have been reclassified to conform to the 2004 financial statement presentation. Decommissioning Costs

Decommissiong Costs

       Accounting for decommissioning costs for nuclear and fossil-fuel generation involves significant estimates related to costs to be incurred many years in the future after plant closure. Changes in these estimates could significantly impact the Company's financial position, results of operation and cash flows. The Company owns and leases nuclear and fossil-fuel facilities that are within and outside of its retail service areas. The Company adopted the accounting requirements of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") on January 1, 2003.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Under SFAS 143, the Company is only required to recognize and measure decommissioning liabilities for tangible long-lived assets for which a legal obligation exists. Adoption of the statement changed the Company's method of accounting for both nuclear generation decommissioning and fossil-fuel generation decommissioning. Nuclear decommissioning costs are based on site-specific estimates of the costs for removing all radioactive and other structures at the site. PVNGS Unit 3 is currently excluded from the Company's retail rates base while Units 1 and 2 are included in the Company's retail rates. The Company collects a provision for ultimate decommissioning of Units 1 and 2 in its rates and recognizes a corresponding expense and liability for these amounts. Fossil-fuel decommissioning costs are also approved by the PRC as a component of the Company's depreciation rates. The Company believes that it will continue to be able to collect for its legal asset retirement obligations for nuclear and fossil-fuel generation activities included in the ratemaking process.

Pension and Other Post-retirement Benefits

       In 2003, the Company changed the actuarial valuation measurement date for the pension plan and other post-retirement benefits from September 30 to December 31 to better reflect the actual pension balances as of the Company's balance sheet dates.

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

       Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to retain its current method of accounting as described above, and has adopted the disclosure requirements of SFAS 123 only.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

       At March 31, 2004, the Company had three stock-based employee compensation plans. Options continue to be granted under only two of these plans. Had compensation expense for the Company's stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS 123, the effect on the Company's pro forma net earnings and pro forma earnings per share would be as follows (in thousands, except per share data):

                                                     Three Months Ended
                                                          March 31,
                                                     2004           2003
                                                 -------------  -------------
  Net earnings.................................     $24,778        $48,170
  Deduct:  Total stock-based employee
     compensation expense determined
     under fair value based method for all
     awards, net of related tax effects........        (666)          (511)
                                                 -------------  -------------
  Pro forma net earnings.......................     $24,112        $47,659
                                                 =============  =============
  Earnings per share:
      Basic - as reported......................     $  0.62        $  1.23
                                                 =============  =============
      Basic - pro forma........................     $  0.60        $  1.22
                                                 =============  =============
      Diluted - as reported....................     $  0.61        $  1.22
                                                 =============  =============
      Diluted - pro forma......................     $  0.59        $  1.21
                                                 =============  =============

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

       As it currently operates, the Company's principal business segments, whose operating results are regularly reviewed by the Company's management, are Utility Operations and Wholesale Operations ("Wholesale"). Utility Operations includes Electric Services ("Electric"), Gas Services ("Gas") and Transmission Services ("Transmission"). In 2003, the Company began allocating its business and results between the Electric and Wholesale segments for financial reporting purposes based on the asset allocations as mandated in the most recent electric rate agreement. Certain prior period amounts have been reclassified to conform to the current year presentation. In addition, Transmission was reclassified from Electric and disclosed as its own business segment during the second quarter of 2003.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

       The following segment presentation is based on the methodology that the Company's management uses for making operating decisions and assessing performance of its various business activities. As such, the following presentation reports operating results with regard to the effect of accounting or regulatory changes and similar one-time items not related to normal operations in the Corporate and Other segment.

       In addition, adjustments related to Emerging Issues Task Force ("EITF") Issue 03-11 "Reporting Realized Gains and Losses on Derivative Instruments that are subject to FASB statement No. 133 and Not Held for Trading Purposes" are included in Corporate and Other. These accounting pronouncements require a net presentation of trading gains and losses and realized gains and loss for certain non-trading derivatives. Management evaluates wholesale operations on a gross presentation basis due to its net asset-backed marketing strategy and the importance the strategy places on the Company's ability to repurchase and remarket previously sold capacity. The Company has publicly referred to this as "velocity".

                               UTILITY OPERATIONS

Electric

       Electric consists of the distribution and generation of electricity for retail electric customers in New Mexico. The Company provides retail electric service to a large area of north central New Mexico, including the cities of Albuquerque and Santa Fe, and certain other areas of New Mexico. Current customer rates for retail electric service are set by the New Mexico Public Regulation Commission ("PRC") based on the provisions of an electric rate agreement approved in January 2003.

Gas

       Gas distributes natural gas to most of the major communities in New Mexico, including two of New Mexico's three largest metropolitan areas, Albuquerque and Santa Fe. The Company's customer base includes both sales-service customers and transportation-service customers. PNM purchases natural gas in the open market and resells it at cost to its sales-service customers. As a result, increases or decreases in gas revenues resulting from wholesale gas price fluctuations do not impact the Company's consolidated gross margin or earnings.

Transmission

       The Company owns or leases transmission lines, interconnected with other utilities in New Mexico and south and east into Texas, west into Arizona, and north into Colorado and Utah. Transmission revenues consist of sales to third parties as well as to Electric and Wholesale.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                              WHOLESALE OPERATIONS

       Wholesale consists of the generation and sale of electricity into the wholesale market based on three product lines that include long-term contracts, forward sales and short-term sales. The source of these sales is supply created by selling the unused capacity and energy of jurisdictional assets as well as the capacity and energy of the Company's plants excluded from retail rates. Both regulated and unregulated generation is jointly dispatched in order to improve reliability, provide the most economical power to retail customers and maximize profits on any wholesale transactions.

       Long-term contracts include sales to wholesale customers with multi-year arrangements. These contracts range from 2 to 17 years with an average of 7.5 years. Forward sales include third party purchases in the forward market that range from 1 month to 3 years. These transactions do not qualify as normal sales and purchases as defined in SFAS 133, "Accounting for Derivative Instruments and Hedging Activites", as amended, and thus are generally marked to market. Short-term sales generally include spot market, hour ahead, day ahead and week ahead contracts with terms of 30 days or less. Also included in short-term sales are sales of any excess generation not required to fulfill PNM's retail load and contractual commitments. Short-term sales also cover the revenue credit to retail customers as specified in the most recent electric rate agreement.

                               CORPORATE AND OTHER

       The Holding Company performs substantially all of the corporate activities of PNM. These activities are billed to PNM on a cost basis to the extent they are for the corporate management of PNM and are allocated to the operating segments. The Holding Company's wholly-owned subsidiary, Avistar, was formed in August 1999 as a New Mexico corporation and is currently engaged in certain unregulated and non-utility businesses. In January 2002, Avistar was

                           (Intentionally left blank)

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

dividended to the Holding Company pursuant to an order from the PRC. This segment also includes the reconciling items discussed above.

       Summarized financial information by business segment for the three months ended March 31, 2004 is as follows:

                                                                       Utility
                                      -----------------------------------------------------------------------
                                        Electric        Gas        Transmission    Eliminations     Total
                                      ------------- ------------ ---------------- --------------- -----------
                                                                  (In thousands)
2004:
Operating revenues:
   External customers................     $130,036    $ 175,874          $ 4,414        $     -    $ 310,324
   Intersegment revenues.............            -            -            7,896         (7,896)           -
Depreciation and amortization........       13,970        4,729            2,708              -       21,407
Interest income......................        6,841          939              106              -        7,886
Interest charges.....................        7,228        2,739            1,477              -       11,444
Total income tax expense.............        7,101        6,157              687              -       13,945
Operating income.....................       13,871       11,606            2,443              -       27,920
Segment net income...................       10,836        9,393            1,047              -       21,276

Total assets.........................    1,425,880      494,712          291,351              -    2,211,943
Gross property additions.............       13,634        6,241            4,272              -       24,147

                                                     Corporate
                                       Wholesale     and Other     Consolidated
                                      ------------- ------------ ----------------
                                                (In thousands)
2004:
Operating revenues:
   External customers................    $ 133,772      $  (443)(a)     $443,653
   Intersegment revenues.............            -            -                -
Depreciation and amortization........        3,754          976           26,137
Interest income......................        1,388          647            9,921
Interest charges.....................        3,394       (1,009)          13,829
Total income tax expense (benefit)...        3,024       (2,662)          14,307
Operating income (loss)..............        6,908       (1,294)          33,534
Segment net income (loss)............        4,615       (1,113)          24,778

Total assets.........................      423,220      711,375        3,346,538
Gross property additions.............        2,799        1,923           28,869

(a) Includes EITF 03-11 impact, under which wholesale revenues and the associated cost of energy of $0.6 million are reclassified to a net margin basis in accordance with GAAP.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

       Summarized financial information by business segment for the three months ended March 31, 2003 is as follows:

                                                                      Utility
                                      -----------------------------------------------------------------------
                                         Electric        Gas       Transmission    Eliminations      Total
                                      ------------- ------------ ---------------- --------------- -----------
                                                                  (In thousands)
2003:
Operating revenues:
   External customers................    $ 126,204    $ 144,186         $  4,557        $     -    $ 274,947
   Intersegment revenues.............            -            -            7,636         (7,636)           -
Depreciation and amortization........       15,735        5,442            2,321              -       23,498
Interest income......................        7,455          777              (16)             -        8,216
Interest charges.....................        6,647        3,376            1,410              -       11,433
Total income tax expense.............        8,362        4,447              469              -       13,278
Operating income.....................       15,306        9,690            2,152              -       27,148
Segment net income...................       12,760        6,786              715              -       20,261

Total Assets.........................    1,429,291      509,111          275,301              -    2,213,703
Gross property additions.............       18,356        7,221            4,830              -       30,407

                                                     Corporate
                                        Wholesale    and Other      Consolidated
                                      ------------- ------------ ----------------
                                                (In thousands)
2003:
Operating revenues:
   External customers................    $ 110,617      $    60        $ 385,624
   Intersegment revenues.............            -            -                -
Depreciation and amortization........        3,491        1,385           28,374
Interest income......................        1,450        1,034           10,700
Interest charges.....................        3,548        3,252           18,233
Total income tax expense (benefit)...        1,190       (7,999)(a)        6,469
Operating income.....................        4,644        1,634           33,426
Segment net income (loss)............        1,815      (11,328)(a)       10,748

Total Assets.........................      425,372      739,554        3,378,629
Gross property additions.............        3,579        1,076           35,062

(a) Includes $10.1 million write-off of transition costs, net of tax benefit of $6.6 million, due to the repeal of deregulation in New Mexico.

(3)    Fair Value of Financial Instruments

Natural Gas Contracts

       Pursuant to a 1997 order issued by the New Mexico Public Utility Commission, the predecessor to the PRC, the Company is authorized to hedge certain portions of natural gas supply contracts to protect the Company's

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

natural gas customers from the risk of adverse price fluctuations in the natural gas market. All hedge gains and losses are recoverable through the Company's purchased gas adjustment clause ("PGAC") if deemed prudently incurred by the PRC. As a result, earnings are not affected by gains or losses generated by these instruments.

       PNM purchased $2.8 million of natural gas options in the first quarter of 2004 to protect its natural gas customers from the risk of rising prices during the 2004-2005 heating season. In total, PNM plans to expend approximately $10.0 million in 2004 to purchase gas options that essentially cap the amount the Company would pay for each volume of gas subject to the options during the winter heating season. PNM expects to recover its option premiums as a component of the PGAC during the months of October 2004 through February 2005.

Electricity Contracts

       The Company's Wholesale Operations have entered into various forward physical contracts for the purchase and sale of electricity with the intent to optimize its net generation position. These contracts do not qualify for normal purchase and sale designation pursuant to GAAP, and are considered derivatives and marked to market.

       For the three months ended March 31, 2004, the Company's Wholesale Operations settled derivative forward contracts for the sale of electricity that generated $27.0 million of electric revenues by delivering 0.6 million megawatt hours ("MWh"). The Company settled derivative forward contracts for the purchase of electricity of $24.7 million or 0.6 million MWh to support these contractual sales and other open market sales opportunities. For the three months ended March 31, 2003, the Company's Wholesale Operations settled derivative forward contracts for the sale of electricity that generated $22.3 million of electric revenues by delivering 0.6 million MWh. The Company settled derivative forward contracts for the purchase of electricity of $22.3 million or 0.6 million MWh to support these contractual sales and other open market sales opportunities.

       As of March 31, 2004, the Company had open derivative forward contract positions to buy $46.0 million and to sell $44.1 million of electricity. At March 31, 2004, the Company had a gross mark-to-market gain (asset position) on these derivative forward contracts of $7.5 million and a gross mark-to-market loss (liability position) of $6.3 million, with a net mark-to-market gain (asset position) of $1.2 million recorded in other current assets and liabilities, respectively. The change in mark-to-market valuation is recognized in earnings each period and is recorded in operating revenues.

       The Company's Wholesale Operations also entered into forward physical contracts for the sale of the Company's electric capacity in excess of its retail and wholesale firm requirement needs, including reserves. In addition, the Company entered into forward physical contracts for the purchase of retail needs, including reserves, when resource shortfalls exist. The Company generally accounts for these financial instruments as normal sales and purchases as defined by SFAS 133, as amended. From time to time the Company makes forward purchases to serve its retail needs when the cost of purchased power is less than the incremental cost of its generation. At March 31, 2004, the Company had

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

open forward positions classified as normal sales of electricity of $207.7 million and normal purchases of electricity of $108.8 million, which will be reflected in the financial statements upon physical delivery.

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

       The Company is exposed to credit risk in the event of non-performance or non-payment by counterparties of its financial and physical derivative instruments. The Company uses a credit management process to assess and monitor the financial conditions of counterparties. The Company's credit risk with its largest counterparty as of March 31, 2004 and December 31, 2003 was $29.5 million and $23.5 million, respectively.

(4)    Earnings Per Share

       In accordance with SFAS No. 128, "Earnings per Share" ("SFAS 128"), dual presentation of basic and diluted earnings per share has been presented in the Consolidated Statements of Earnings. The following reconciliation illustrates the impact on the share amounts of potential common shares and the earnings per share amounts (in thousands except per share amounts):

                                                              Three Months Ended
                                                                  March 31,
                                                          ---------------------------
                                                              2004          2003
                                                          ------------- -------------
Basic:
Net Earnings Before Cumulative Effect of a Change in
   Accounting Principle..................................     $24,778       $10,748
Cumulative Effect of a Change in Accounting Principle,
   net of tax of $24,524.................................           -        37,422
                                                          ------------- -------------
Net Earnings.............................................     $24,778       $48,170
                                                          ============= =============
Average Number of Common Shares Outstanding..............      40,259        39,118
                                                          ============= =============
Net Earnings per Share of Common Stock (Basic)...........      $ 0.62        $ 1.23
                                                          ============= =============
Earnings Before Cumulative Effect of a Change in
   Accounting Principle..................................        0.62          0.28
Cumulative Effect of a Change in Accounting Principle....           -          0.95
                                                          ------------- -------------
Net Earnings per Share of Common Stock (Basic)...........      $ 0.62        $ 1.23
                                                          ============= =============

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                               Three Months Ended
                                                                    March 31,
                                                            --------------------------
                                                               2004          2003
                                                            ------------ -------------
Diluted:
Net Earnings Before Cumulative Effect of a Change in
   Accounting Principle...................................      $24,778       $10,748
Cumulative Effect of a Change in Accounting Principle,
   net of tax of $24,524..................................            -        37,422
                                                            ------------ -------------
Net Earnings..............................................      $24,778       $48,170
                                                            ============ =============
Average Number of Common Shares Outstanding...............       40,259        39,118
Dilutive Effect of Common Stock Equivalents (a)...........          492           247
                                                            ------------ -------------
Average Common and Common Equivalent Shares...............       40,751        39,365
                                                            ============ =============
Net Earnings per Share of Common Stock (Diluted)..........       $ 0.61        $ 1.22
                                                            ============ =============
Earnings Before Cumulative Effect of a Change
   in Accounting Principle................................         0.61          0.27
Cumulative Effect of a Change in Accounting Principle.....            -          0.95
                                                            ------------ -------------

Net Earnings per Share of Common Stock (Diluted)..........       $ 0.61        $ 1.22
                                                            ============ =============

  (a) Excludes the effect of average anti-dilutive common stock equivalents related to out-of-the-money options of 282,224 and 1,879,087 shares for the three months ended March 31, 2004 and 2003, respectively.




                           (Intentionally left blank)

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(5)    Pension and Other Post-Retirement Benefit Plans

       The Company and its subsidiaries maintain a qualified defined benefit pension plan ("Pension Plan"), medical and dental benefits to eligible retirees ("Other Post-Retirement Benefits"), and an Executive Retirement Plan. The following table shows the net periodic benefit cost or income of the Company's Pension Plan, Other Post-Retirement Benefit Plans, and the Executive Retirement Plan for the three months ended March 31:

                                                                  Other Post-           Executive
                                            Pension Plan       Retirement Benefits  Retirement Program
                                        ---------- ---------- ---------- ---------- --------- ---------
                                           2004       2003       2004       2003      2004      2003
                                        ---------- ---------- ---------- ---------- --------- ---------
                                                                  (In thousands)
Components of Net Periodic
Benefit Cost/(Income)
    Service cost.......................   $ 1,085    $ 1,297    $   601    $   771    $   26    $   20
    Interest cost......................     7,340      7,022      1,826      1,960       310       308
    Expected return on assets..........    (9,843)    (8,777)    (1,232)    (1,148)        -         -
    Transition obligation..............         -          -        454        454         -         -
    Prior service cost amortization....        79         79     (1,049)      (648)       37        38
    Net loss amortization..............     1,157        978      1,234      1,031        33        22
                                        ---------- ---------- ---------- ---------- --------- ---------
  Net Periodic Benefit Cost/(Income)...   $  (182)   $   599    $ 1,834    $ 2,420    $  406    $  388
                                        ========== ========== ========== ========== ========= =========

       For the three months ended March 31, 2004, the Company contributed $1.5 million to external trusts for the Other Post-Retirement Benefits. The Company expects to contribute an additional $4.7 million in 2004.

(6)    Commitments and Contingencies

                      PVNGS Liability and Insurance Matters

       The Palo Verde Nuclear Generating Station ("PVNGS") participants have financial protection for public liability resulting from nuclear energy hazards to the full limit of liability under federal law. This potential liability is covered by primary liability insurance provided by commercial insurance carriers in the amount of $300.0 million and the balance by an industry-wide retrospective assessment program. If losses at any nuclear power plant covered by the programs exceed the primary liability insurance limit, the Company could be assessed retrospective adjustments. Effective August 20, 2003, the maximum assessment per reactor under the program for each nuclear incident increased from approximately $88 million to approximately $101 million. The retrospective assessment is subject to an annual limit of $10.0 million per reactor per incident. Based upon the Company's 10.2% interest in the three PVNGS units, the Company's maximum potential assessment per incident for all three units is approximately $31 million, with an annual payment limitation of approximately $3 million per incident. If the funds provided by this retrospective assessment program prove to be insufficient, Congress could impose revenue-raising measures on the nuclear industry to pay claims.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

       The Four Corners region, in which San Juan Generating Station ("SJGS") and Four Corners Power Plant ("Four Corners") are located, has been experiencing drought conditions that may affect the water supply for the Company's generation plants. If adequate precipitation is not received in the watershed that supplies the Four Corners areas, the plants may be affected in 2004 and the future. The United States Bureau of Reclamation ("USBR") has approved a supplemental contract for 8,300 acre feet per year for a one-year term ending December 31, 2004. Environmental approvals have been obtained for the supplemental contract. PNM has also signed a voluntary shortage sharing agreement with tribes and other water users in the San Juan Basin for a one-year term ending December 31, 2004. Environmental approvals for that agreement are pending. A similar agreement was entered into in 2003. Although PNM does not believe that its operations will be materially affected by the drought conditions at this time, it cannot forecast the weather situation or its ramifications, or how regulations and legislation may impact PNM's situation in the future, should the drought continue.

                     Dugan Production Corporation Litigation

       In July 2002, Dugan Production Corp. filed a lawsuit in the County of San Juan, New Mexico, against the San Juan Coal Company ("SJCC"). In September 2002, the SJCC removed the lawsuit to the United States District Court for the District of New Mexico. The lawsuit seeks to enjoin the underground mining of coal from a portion of the land that is to be used for the underground mine. The plaintiff also seeks monetary damages.

       The SJCC, through leases with the federal government and the State of New Mexico, owns coal interests with respect to the underground mine. The plaintiff, through leases with the federal government, the State of New Mexico and certain

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

private parties, claims to own certain oil and gas interests in portions of the land that is to be used for the underground mine. SJCC has entered into a settlement with the plaintiff and the United States Bureau of Land Management. The settlement will not have a material adverse impact on the Company or its operations. As part of the settlement, the lawsuit will be dismissed with prejudice.

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

       As a result of the foregoing conditions in the Western market, the Federal Energy Regulatory Commission ("FERC") and other federal and state governmental authorities are conducting investigations and other proceedings relevant to the Company and other sellers. The more significant of these in relation to the Company are summarized below.

California Refund Proceeding

       San Diego Gas and Electric Company ("SDG&E") and other California buyers have filed a complaint with the FERC against sellers into the California wholesale electric market. Hearings were held in September 2002, and the administrative law judge ("ALJ") issued the "Proposed Findings on California Refund Liability" in December 2002, in which it was determined that the California Independent System Operator ("Cal ISO") had, for the most part, correctly calculated the amounts of the potential refunds owed by sellers. The ALJ identified what were termed "ballpark" figures for the amount of refunds due under the order in an appendix to the proposed findings document. PNM was identified as having a refund liability of approximately $4.3 million, while being owed approximately $7 million from the Cal ISO. Pursuant to the FERC's order, PNM filed, in conjunction with the competitive supplier group, initial comments in January 2003 to the ALJ's preliminary findings addressing errors the Company believes the ALJ made in the proposed findings, and filed reply comments in February 2003.

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

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

       In March 2003, the FERC issued an order substantially adopting the ALJ's findings in his December 2002 decision, but requiring a change to the formula used to calculate refunds. The FERC raised concerns that the indices for California gas prices, a major element in the formula, had been subject to potential manipulation and were unverifiable. The effect of this change, which is not yet final, would be to increase PNM's refund liability. In October 2003, the FERC issued its order on rehearing in which it affirmed its decision to change the gas price indices used to calculate the refund amounts. This has the effect of increasing the Company's amount of refund. The precise amounts, however, will not be certain until the Cal ISO and Cal PX recalculate refund amounts which FERC required that they do as soon as possible, but no later than five months after its October 2003 Order. The Cal ISO has advised FERC in an update report filed in February 2004 that it will not complete the recalculation of the refund amounts until August 2004. The Company is currently awaiting the filing of final refund information by the Cal ISO and Cal PX and is unable to predict the ultimate outcome of this FERC proceeding, or whether PNM will be directed to make any refunds as the result of the FERC order.

Pacific Northwest Refund Proceeding

       In addition to the California refund proceedings, Puget Sound Energy, Inc. filed a complaint at the FERC alleging that spot market prices in the Pacific Northwest wholesale electric market were unjust and unreasonable. In September 2001, the ALJ issued a recommended decision and declined to order refunds associated with wholesale electric sales in the Pacific Northwest. In a ruling similar to the one issued in the California refund proceeding, the FERC allowed additional discovery to take place and the submission of additional evidence in the case in March 2003. In June 2003, the FERC issued an order terminating the proceeding and adopting the ALJ's recommendation that no refunds should be ordered. Several parties in the proceeding filed requests for rehearing and in November 2003, FERC denied rehearing and reaffirmed its prior ruling that refunds were not appropriate for spot market sales in the Pacific Northwest during the first half of 2001. In November 2003, the Port of Seattle filed an appeal of FERC's order denying rehearing in the Ninth Circuit Court of Appeals. As a participant in the proceedings before FERC, the Company is also participating in the appeal proceedings. The Company is unable to predict the ultimate outcome of this appeal, or whether PNM will ultimately be directed to make any refunds.

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

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

certain entities to show cause why they should not be required to disgorge profits associated with conduct deemed to violate the Cal ISO and Cal PX tariffs, or be subject to other remedial action.

       In June 2003, the FERC issued two separate orders to show cause against PNM and over sixty other companies. In the first order (the "Gaming Practices Order"), the FERC asserted that certain entities, including PNM, appeared to have participated in activities that constitute gaming and/or anomalous market behavior in violation of the Cal ISO and Cal PX tariffs during the period January 1, 2000 to June 20, 2001. Specifically, PNM is alleged to have engaged in a practice termed "False Import," which FERC defined as the practice of exporting power generated by California and then reimported into California in order to avoid price caps on in-California generation. These allegations are based primarily on an initial Cal ISO report and the additional evidentiary submission by California parties. The Cal ISO was ordered to submit additional information on which the entities subject to the Show Cause Order should respond. For PNM, the potential disgorgement for alleged "False Import" transactions covers the period May 1, 2000 to October 1, 2000. After review of the additional Cal ISO data and consultation with PNM, the FERC trial staff filed a motion to dismiss PNM from the case in August 2003. In September 2003, the California parties filed their objection to the dismissal of PNM from the case. In January 2004, the FERC issued an order granting trial staff's motion to dismiss PNM from the Gaming Practices docket on grounds that FERC staff's investigation did not reveal that PNM engaged in the practice of "False Import." As a result, the Company has been dismissed from the Gaming Practices proceedings.

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

       In September 2003, PNM filed its responses to the Gaming Partnerships Order indicating that it did not engage in the alleged "partnerships, alliances or other arrangements" with the alleged parties. In October 2003, PNM filed testimony and exhibits in the case reasserting its response previously filed. The FERC ALJ has set the case for hearing on June 28, 2004. In January 2004, the FERC issued an order granting FERC staff's motion to dismiss seven of the thirteen PNM customers on grounds that there was no evidence to conclude that these companies used their commercial relationship with PNM to game the California ISO and PX markets. In March 2004, FERC approved the settlements entered into by two of the thirteen PNM customers and dismissed another of PNM's customers from the proceeding. Of the three remaining PNM customers in the docket, the FERC staff has entered into settlement agreements with two of them. On February 27, 2004, the FERC staff and the California parties filed their

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

testimony. The FERC staff did not identify any improper conduct by PNM. The California parties allege that PNM provided false information regarding parking transactions that allowed other parties to game the California market. They claim PNM should be required to disgorge unjust profits that they variously calculate at between approximately $6 million and $26 million in addition to non-monetary penalties. PNM believes that it has not engaged in improper conduct and intends to defend itself vigorously against these allegations. PNM continues to have discussions with the FERC staff regarding possible dismissal of the charges against PNM. The Company is unable to predict the outcome of this matter.

Investigation of Anomalous Bidding Behavior and Practices in the Western Markets

       In June 2003, the FERC issued an order finding that certain bids into the Cal ISO and Cal PX markets during the period May 1 through October 1, 2000 appear to have been excessive, in violation of the prohibitions against anomalous market behavior in the market monitoring protocols of the Cal ISO and Cal PX tariffs. The order directed the FERC's Office of Market Oversight and Investigation ("OMOI") to conduct a further investigation into bids in excess of $250 per MW during that period. In July 2003, PNM received a data request from OMOI to all sellers into the Cal ISO and Cal PX markets that submitted bids in excess of $250 per MW to the Cal ISO and Cal PX during the period covered by the investigation. In July 2003, PNM submitted its response to OMOI's data request, in which PNM provided justification of its bidding strategies during that period. In July 2003, PNM joined with other sellers in filing a request for rehearing of the June 2003 order, challenging the FERC's determination that bids above $250 per MW into the Cal ISO and Cal PX markets during the period May 1 through October 1, 2000 were prima facie excessive or in violation of the Cal ISO and Cal PX tariffs. The request for hearing is currently pending before the FERC. PNM has received supplemental requests for information and data from OMOI, to which PNM responded. The investigation is currently pending and PNM cannot predict the outcome of OMOI's investigation, but intends to vigorously defend itself against any allegation of wrongdoing.

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

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

California Attorney General Threatened Litigation

       The California Attorney General has filed several lawsuits in California state court against certain power marketers for alleged unfair trade practices involving overcharges for electricity. In April 2002, the California Attorney General notified PNM of his intention to file a complaint in California state court against PNM concerning PNM's alleged failure to file rates for wholesale electricity sold in California and for allegedly charging unjust and unreasonable rates in the California markets. The letter invited PNM to contact the California Attorney General's office before the complaint was filed, and PNM has met several times with representatives of the California Attorney General's office. Further discussions are contemplated. To date, a lawsuit has not been filed by the California Attorney General and the Company cannot predict if a lawsuit will be filed or the outcome of any such lawsuit.

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

Block Forward Agreement Litigation

       In February 2002, PNM was served with a declaratory relief complaint filed by the State of California in California state court. The state's declaratory relief complaint seeks a determination that the state is not liable for its commandeering of certain energy contracts known as "Block Forward

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Agreements". The Block Forward Agreements were a form of futures contracts for the purchase of electricity at below-market prices and served as security for payment by PG&E and SCE for their electricity purchases through the Cal PX. When PG&E and SCE defaulted on payment obligations incurred through the Cal PX, the Cal PX moved to liquidate the Block Forward Agreements to satisfy in part the obligations owed by PG&E and SCE. Before the Cal PX could liquidate the Block Forward Agreements, California commandeered them for its own purposes. In March 2001, PNM and other similarly situated sellers of electricity through the Cal PX filed claims for damages with the California state Victims Compensation and Government Claims Board ("Victims Claims Board") on the theory that the state, by commandeering the Block Forward Agreements, had deprived them of security to which they were entitled under the terms of the Cal PX's tariff. The Victims Claims Board denied PNM `s claim in March 2002. PNM filed a complaint against the State of California in California state court in September 2002, seeking damages for the state's commandeering of the Block Forward Agreements and requesting judicial coordination with the state's declaratory relief action filed in February 2002 on the basis that the two actions raise essentially the same issues. The judge delayed establishing a procedural schedule for the case pending a determination of the Cal PX's status in the litigation. The judge has since held that the Cal PX could represent the interests of Cal PX participants in the litigation. In March 2004, both the Cal PX and the State of California filed demurrers against each other's actions, alleging each other's actions failed to a state cause of action and that the issues raised in the other's case were identical to the issues raised in their own cases. In a hearing held in April 2004, the judge determined not to rule on the demurrers until the specific market participants named in the declaratory action proceeding affirmatively determined whether they would agree to be bound by any judgment reached in the Cal PX complaint action. The various parties are working to develop a procedure to determine what parties agree to be represented by the Cal PX in the proceedings, and be bound any judgment in the cases. A subsequent hearing before the judge is scheduled for May 2004. The Company cannot predict the outcome of this matter.

                             New Source Review Rules

       In November 1999, the United States Department of Justice ("DOJ"), at the request of the United States Environmental Protection Agency ("EPA"), filed complaints against seven companies, alleging that the companies over the past 25 years had made modifications to their plants in violation of the New Source Review ("NSR") requirements and in some cases the New Source Performance Standard ("NSPS") regulations, which could result in the requirement to make costly environmental additions to older power plants. Whether or not the EPA will ultimately prevail is uncertain at this time. The EPA has reached settlements with several of the companies sued by the DOJ. In August 2003, in one of the pending enforcement cases against Ohio Edison Company, a federal district judge in Ohio ruled in favor of the EPA and against Ohio Edison. The judge accepted the legal theories advanced by the government and in particular found that eleven construction projects undertaken by the utility in that case between 1984 and 1998 were "modifications" of the plants within the meaning of the Clean Air Act, not "routine maintenance, repair or replacement" ("RMRR"). That case now proceeds to a remedy phase. By contrast, in a separate federal district court proceeding against Duke, the court has made certain rulings in summary judgment motions that appeared to potentially validate elements of the

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

industry position. If the EPA prevails in the position advanced in the pending litigation, PNM may be required to make significant capital expenditures, which could have a material adverse effect on the Company's financial position and results of operations.

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

       The National Energy Policy Development Group released the National Energy Policy in May 2001, which called for a review of the pending EPA enforcement actions. As a result of that review, in June 2002, the EPA announced its intention to pursue steps to increase energy efficiency, encourage emissions reductions and make improvements and reforms to the NSR program. The EPA announced that, among other things, the NSR program had impeded or resulted in the cancellation of projects that would maintain or improve reliability, efficiency and safety of existing power plants. The EPA's June 2002 announcement contemplated further rulemakings on NSR-related issues and expressly cautioned that the announcement was not intended to affect pending NSR enforcement actions. Thereafter, in December 2002, the EPA promulgated certain long-awaited revisions to the NSR rules, along with proposals to revise the RMRR exclusion contained in the regulations. In August 2003, the EPA issued its rule regarding RMRR. The new RMRR rule clarifies what constitutes RMRR of damaged or worn equipment, subject to safeguards to assure consistency with the Clean Air Act. It provides that replacements of equipment are routine only if the new equipment is (i) identical or functionally equivalent to the equipment being replaced;
(ii) does not cost more than 20% of the replacement value of the unit of which the equipment is a part; (iii) does not change the basic design parameters of the unit; and (iv) does not cause the unit to exceed any of its permitted emissions limits. Legal challenges to the RMRR rule have been filed by several states; other states have intervened in support of the rule. How such challenges will ultimately be resolved cannot be predicted but an appellate court order has stayed the effect of the RMRR rule pending the outcome of the litigation. The Company is unable to determine the impact of this matter.

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

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Administrative Code, at SJGS Units 3 and 4. Second, GCT alleged that the plant has "regularly violated" the 20% opacity limit contained in SJGS's operating permit and set forth in federal and state regulations at Units 1, 3 and 4. The lawsuit seeks penalties as well as injunctive and declaratory relief. PNM denied the material allegations in the complaint.

       Both sides in the litigation filed motions for partial summary judgment and the court entered an order granting PNM's motion for summary judgment on the PSD issues, dismissing that portion of the case against PNM. A trial on certain preliminary liability issues on the opacity claims was held in November 2003. At this trial, the plaintiffs presented their case and PNM presented certain defenses, including that the measurement methods relied on by GCT are contradicted by other measurement methods or by other qualified scientific data. On February 2, 2004 the court entered a Memorandum Opinion on PNM's general defenses. The Memorandum Opinion rejected PNM's arguments concerning the proper method for determining opacity compliance, but allowed PNM to present evidence in the next part of the liability trial addressing and defending against liability for specific alleged opacity violations. A status conference was held on March 5, 2004. The court advised that the next phase of the liability trial would likely be scheduled in August or September 2004. A trial on remedy issues, if necessary, would be scheduled at a later date. PNM was directed to make a written settlement offer, no later than May 28, with the plaintiffs directed to respond by June 11, 2004. A settlement conference has been scheduled before the federal magistrate on July 1, 2004. At the direction of the Court, the Company is working with GCT to streamline the next phase of the trial. The Company may not be able to present sufficient evidence to meet its burden of proof as established by the Court on many of the alleged violations. As a result, the Company and GCT are considering a process whereby the Company would waive its right to present evidence regarding each alleged violation and instead the litigation would proceed to the liability phase where the Company would present its case that the alleged violations were not of such a nature as to require large penalties or injunctive relief. PNM's corporate policy continues to be to adhere to high environmental standards as evidenced by its ISO 14001 certification. The Company is, however, unable to predict the ultimate outcome of the matter.

       On April 29, 2004, the Company received notice from GCT of intent to file another suit against SJGS for violations of the Clean Air Act and related regulations and permits. The notice alleges continuing violations of the opacity limit in the operating permit since May 16, 2002, the date of filing the original suit and the last day allowed by the Court for determining violations in the original suit. In addition the notice alleges failure to operate consistent with good air pollution control practices by burning coal with ash content in excess of boiler and emission control equipment design capacity and operating SJGS as a "load following" facility when it was designed as a "base load" power plant. Further, the notice alleges continuing violations for failure to submit true, accurate and complete compliance certifications since at least 1998 by not disclosing opacity and particulate matter violations. The notice alleges that PNM claimed water vapor as the cause of many violations of the opacity limit when it had no evidence to support the claim and that its Excess Emission Forms and quarterly reports for the last five years also assert excuses for opacity violations that are invalid. Finally, the notice alleges that PNM has not timely filed Excess Emission Forms for many deviations. The Company believes that it has meritorious defenses and will vigorously dispute the allegations. The Company cannot predict the ultimate outcome of the matter.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

       A subsequent preliminary investigation into other transmission lines that were covered by the "climb and tighten" project indicated that there are disturbances on lands governed by other federal agencies and Indian tribes. PNM and Great Southwestern have provided notice of the potential disturbances to these other agencies and tribes. The Company had been informed that the USFS and BLM had commenced a criminal investigation into Great Southwestern's activities on this project. However, the Company received verbal confirmation that the USFS and the BLM have decided to decline criminal prosecution under the Archeological Resources Protection Act ("ARPA") against PNM and Great Southwestern. The State of New Mexico requested information from PNM concerning the location of potential disturbances on state lands. The Navajo Nation has also requested further information concerning disturbances on Navajo land, but has provided written declination of criminal charges under ARPA against PNM and Great Southwestern. The Navajo Nation has indicated that it may pursue civil damages under ARPA. PNM and Great Southwestern are seeking the consent of BLM and the USFS to address impacted drainages under these agencies jurisdiction. PNM has provided Great Southwestern with notice and a demand for indemnity. Zurich Insurance, the insurer for Great Southwestern, has denied coverage and indemnity to PNM for this claim but has agreed to share the cost of a portion of the investigation of this claim. PNM is considering its options regarding Zurich's denial of coverage. The Company is unable to predict the outcome of this matter and cannot estimate with any certainty the potential impact on the Company's operations.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                            Excess Emissions Reports

       As required by law, whenever there are excess emissions from SJGS, due to such causes as start-up, shutdown, upset, breakdown or certain other conditions, PNM makes filings with the NMED. For some three years, PNM has been in discussions with NMED concerning excess emissions reports for the period after January 1997. During this period, NMED investigated the circumstances of these excess emissions and whether these emissions involve any violation of applicable permits and regulations. PNM and NMED have entered into several agreements tolling the running of the statute of limitations in order to allow NMED to complete its review of these filings. The present tolling agreement expires July 1, 2004. By letter dated September 12, 2003, the NMED advised PNM that NMED would not excuse certain of the emissions exceeding the operating permit. The NMED also stated that PNM had violated the opacity limits in the operating permit and articulated a construction of the standards that NMED would apply in evaluating opacity exceedances. Attached to the September 12, 2003 letter was what was identified as a "draft" compliance order assessing unspecified civil penalties. The NMED invited PNM to enter into discussions concerning the contents of the letter and of the draft compliance order and PNM and NMED have entered into such discussions. PNM has submitted two letters providing responses to the draft and additional information. In addition, PNM has responded to a number of requests by the NMED for additional information. Discussions between the NMED and PNM are ongoing. The compliance order has not yet been finalized and no proceeding against PNM has yet been commenced by NMED. PNM disagrees with the construction of its operating permit that is contained in the September 12, 2003 letter, which represents a construction of the operating permit never previously advanced by NMED. PNM is unable to predict the outcome of this matter and cannot estimate the potential impact on the Company's operations.

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

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

       The Fifth Amendment notes the continued presence of chlorinated solvents in the groundwater under the former Santa Fe Station and provides that once the remediation standards are met, the NMED anticipates that it will not require PNM to undertake any further investigation or remediation with respect to chlorinated solvents. In the event that chlorinated solvent concentrations remain at levels requiring further action, the NMED will not require PNM to take any further action with respect to the chlorinated solvent contamination until the NMED has reviewed any new data relating to the chlorinated solvent contamination and undertaken a good faith investigation into other potential sources. The NMED has acknowledged that at least a portion of the chlorinated solvent contamination observed beneath the Santa Fe Station site has originated from off-site sources. In September 2003, PNM was verbally informed that the Superfund Oversight Section of the NMED is conducting an investigation into the chlorinated solvent contamination at the former Santa Fe Station site, including other possible sources for the chlorinated solvents in the groundwater. The NMED states that it expects to have the results of its investigation complete by September of 2004.

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

                                Richardson Matter

       Another gas leaseholder, Richardson Operating Company ("Richardson"), has leases in the area of the underground coal mine described above and has asserted claims against SJCC. The Company understands that discussions with Richardson

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

are ongoing, although no formal litigation has been filed. The Company is unable to predict the outcome of this matter.

                                 Asbestos Cases

       The Company was named in 2003 as one of a number of defendants in 21 personal injury lawsuits relating to alleged exposure to asbestos. All of these cases involve claims of individuals, or their descendents, who worked for contractors building, or working at, Company power plants. Some of the claims relate to construction activities during the 1950's and 1960's, while other claims generally allege exposure during the last 30 years. The Company has never manufactured, sold or distributed products containing asbestos. All of these cases involve multiple defendants. The Company was insured by a number of different insurance policies during the time period at issue in these cases. The Company intends to vigorously defend against these lawsuits. Although the Company is unable to fully predict the outcome of this litigation, the Company believes that it has adequate reserves and insurance coverage such that the outcome of these legal proceedings would not have a material impact on the financial condition of the Company.

              San Angelo Electric Service Company ("SESCO") Matter

       In October 2003, the Texas Commission on Environmental Quality ("TCEQ") requested information from PNM concerning any involvement that PNM had with the SESCO of San Angelo, Texas. PNM is informed that the TCEQ is conducting a site investigation of a SESCO facility in San Angelo, Texas pursuant to the Texas Solid Waste Act and that the SESCO site has been referred to the Superfund Site Discovery and Assessment Program. The primary concern appears to be polychlorinated biphenyls ("PCBs"). The TCEQ is conducting the site investigation to determine what remediation activities are required at the SESCO site and to identify potentially responsible parties ("PRPs"). In January 2004, PNM submitted its preliminary response to the TCEQ request for information. The response states that PNM previously had a "requirements" contract with SESCO for the repair of electric transformers. It appears that a number of transformers were sent to SESCO for repair. In addition, it appears that PNM sold a number of retired transformers to SESCO. An informational meeting took place in Austin, Texas on April 8, 2004 where the status of the SESCO site and the possible establishment of a PRP Committee was discussed. So far $1.8 million has been spent by the State and other companies on preliminary investigation and clean up. PNM is still investigating its role in the matter, and is unable to predict the outcome at this time.

               Public Utility Holding Company Act of 1935 (PUHCA)

       Since its formation as a holding company, PNM Resources has claimed the intrastate exemption from registration under PUHCA, including its most recent filing in February 2004. As the Holding Company mentioned in its 10-K, an order issued by the SEC late last year denied the exemption to Enron based on the interstate activities of its utility subsidiary, Portland General Electric. This order called into question the continuing availability of the intrastate exemption for companies with a certain level of interstate utility activities.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

In discussions with the Office of Public Utility Regulation of the SEC regarding its filing earlier this year, the Holding Company was informed that the SEC views the existing interstate activities of PNM to be significant enough to require registration based on the Enron decision. The Company will prepare to register, seeking the appropriate authorizations under PUHCA coincident with registration. This process will likely take several months. The Company intends to maintain its current claim of exemption in the interim. Other than some reorganizing of its corporate service functions the Company does not anticipate that registration will affect its operations. Other utility subsidiaries of registered holding companies successfully operate in New Mexico subject to the regulatory requirements of both PUHCA and the PRC. The regulatory conditions imposed upon the formation of the Holding Company are equivalent to those imposed by the PRC on utilities of registered companies.

                         Coal Combustion Waste Disposal

     SJCC currently disposes of fly ash from SJGS in the surface mine pits adjacent to the plant. PNM and SJCC have been participating in various sessions sponsored by EPA to consider rulemaking for the disposal of coal combustion products, including disposal of fly ash from SJGS. The rulemaking would be pursuant to the Bevill Amendment of RCRA. Pursuant to that Act, EPA has also listed SJGS as a potential damage case due to claims by third parties that the plant and mine have contaminated water resources in the region. PNM and SJCC vigorously deny these allegations. EPA apparently is in the process of investigating the claims. PNM cannot predict the outcome of this matter but does not believe currently that it will have a material adverse impact on the Company or its operations.

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

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                             Risks and Uncertainties

       The Company's future results may be affected by various factors outside of its control, including: changes in regional economic conditions; the outcome of labor negotiations with unionized employees; fluctuations in fuel, purchased power and gas prices; the actions of utility regulatory commissions; changes in law and environmental regulations; the success of its planned generation expansion; the cost and outcome of litigation and other legal proceedings and investigations; the performance of generation facilities and transmission systems; changes in accounting rules and standards; and external factors such as weather and water supply. Because of pending federal regulatory reforms, the public utility industry is undergoing a fundamental change. New Mexico has repealed the Electric Utility Industry Restructuring Act of 1999 and therefore has abandoned its plans to transform the industry from one of vertically-integrated monopolies to one with deregulated, competitive generation. However, the FERC has proposed a "Standard Market Design" ("SMD") to establish rules for a market-based approach for wholesale transactions over the transmission grid. The FERC's efforts have been opposed by a number of states, primarily in the West and in the Southeast in transmission market, because of concern that the SMD does not adequately take into account regional differences. Moreover, Congress is currently debating energy legislation which could affect the FERC's activities. In an attempt to ease concerns, on April 28, 2003, the FERC issued a White Paper on "Wholesale Power Market Platform" describing changes it intended to make to its SMD proposed rules. The Company's future results will be impacted by the form of the FERC rules, if adopted; the costs of complying with rules and legislation that may call for regulatory reforms for the industry; and the resulting market prices for electricity and natural gas. In addition, the Company is subject to a 2.5% retail electric rate reduction effective September 2005 and a retail electric rate freeze through 2007 so that the Company's financial results will depend on its ability to control costs and grow revenues, and the implications of uncontrollable factors such as weather, water supply, litigation and economic conditions.

                           (Intentionally left blank)

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(7)    Other Income and Deductions

       The following table details the components of other income and deductions for PNM Resources, Inc. and Subsidiaries:

                                                     Three Months Ended
                                                          March 31,
                                                ------------------------------
                                                    2004            2003
                                                --------------  --------------
                                                        (In thousands)
Other income:
Interest income................................     $ 9,921         $10,700
Miscellaneous non-operating income.............       1,667             506
                                                --------------  --------------
                                                    $11,588         $11,206
                                                ==============  ==============
Other deductions:
Transition costs write-off.....................     $     -         $16,720
Miscellaneous non-operating deductions.........       3,372           1,192
                                                --------------  --------------
                                                    $ 3,372         $17,912
                                                ==============  ==============

       The following table details the components of other income and deductions for PNM:

                                                      Three Months Ended
                                                           March 31,
                                                 -----------------------------
                                                     2004           2003
                                                 -------------- --------------
                                                         (In thousands)
Other income:
Interest income................................      $ 9,772        $10,117
Miscellaneous non-operating income.............        1,494            376
                                                 -------------- --------------
                                                     $11,266        $10,493
                                                 ============== ==============
Other deductions:
Transition costs write-off.....................       $    -        $16,720
Miscellaneous non-operating deductions.........        1,317          1,761
                                                 -------------- --------------
                                                      $1,317        $18,481
                                                 ============== ==============

(8)    Variable Interests Entities

       FASB Interpretation No. 46, Consolidation of Variable Interest Entities (Revised December 2003) ("FIN 46R") became effective January 1, 2004 for most types of variable interest entities, and March 31, 2004 for others. FIN46R expands the requirement of a business enterprise to consolidate an entity beyond the concept of a controlling interest. Under FIN46R, a business enterprise will consolidate an entity if that entity is a variable interest entity, the business enterprise is the primary beneficiary of the entity and the entity's risks are not effectively dispersed among all parties involved. A variable interest entity has certain characteristics that effectively demonstrate that the equity

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

investor does not have economic substance, bear the risks and receive the rewards of the entity or direct the entity's activities. The interpretation requires that an enterprise review all its variable interests and determine if consolidation is appropriate.

       Under the model for consolidation promulgated by FIN 46R, a power purchase agreement ("PPA") may qualify as a variable interest if its terms expose the purchaser to variability in supply or operating costs and the contract is for a significant portion of the entity's generating capacity. The Company evaluated its PPA's under the provisions of FIN46R and determined that one purchase contract qualifies as a variable interest. The Company was unable to obtain the necessary information to determine if consolidation was necessary. These efforts included a formal written request to the operator of the entity supplying power under the PPA. Through these efforts, the Company was unable to obtain the necessary information citing legal and competitive reasons.

       This variable interest PPA is a contract to purchase 132 MW of capacity and energy for 25 years expiring in June 2020. The contract contains a fixed capacity charge, fixed operations and maintenance ("O&M") charge and a variable energy charge that subjects the Company to the changes in the cost of fuel and O&M. For the three months ended March 31, 2004, the capacity charge was $1.2 million and the energy charges were $0.1 million compared to $1.3 million and $0.1 million, respectively for the prior year period. The contract is for the full output of a specific gas generating plant and is currently accounted for as an operating lease by the Company. Under this contract the Company is exposed to changes in the costs to produce energy and operate the plant.

       The Company also has interests in other variable interest entities created before January 31, 2003, for which the Company is not the primary beneficiary. These arrangements include the Holding Company's investment in a limited partnership and PNM's two leases with special-purpose entities. The aggregate maximum loss exposure at March 31, 2004, that the Company could be required to record in its income statement as a result of these arrangements totals approximately $7.9 million. The creditors of these variable interest entities do not have recourse to the general credit of the Company in excess of the aggregate maximum loss exposure.

(9)    New and Proposed Accounting Standards

       FASB Staff Position No. 106-1 "Accounting and Disclosure Requirements Related to Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act")" ("FSP 106-1"). The Act introduces a prescription drug benefit under Medicare ("Medicare Part D") as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. Disclosures are required regardless of whether the sponsor elects deferral. FSP 106-1 was effective as of December 31, 2003. In March 2004, FASB issued proposed FAS 106-b, "Accounting and Disclosure Requirements Related to the Medicare

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Prescription Drug, Improvement and Modernization Act of 2003", which provides guidance on accounting for the effects of the Act and disclosure requirements regarding the effect of the federal subsidy provided by the Act. When effective, FSP 106-b will supersede FSP 106-1. Because of various uncertainties related to the Company's response to this legislation and the appropriate accounting methodology for this event, the Company continues to defer financial recognition of this legislation until the FASB issues final accounting guidance. When issued, that final guidance could require the Company to change previously reported information.

(10)   Subsequent Events

       On April 1, 2004, the Company repriced $146.0 million of tax exempt pollution control bonds, with a previous interest rate of 2.75%. The new interest rate is 2.10% for a term of 2 years. These bonds will reprice next on April 1, 2006.

       On April 23, 2004, the Company entered into a rated commercial paper program. The Company may issue up to $300 million in commercial paper for up to 365 days. The commercial paper is unsecured and the proceeds will be used to retire borrowings under the previous unrated commercial paper program, retirement of other short-term borrowings and other short-term cash management needs. The Company's Credit Facility serves as a backstop for the outstanding commercial paper.

       On April 29, 2004, the Company entered into three fixed to floating interest rate swaps. The notional principal amount is $150 million. The Company will receive a 4.40% fixed interest payment on a semi-annual basis and pay 6 month London Interbank Offered Rate ("LIBOR") plus 58.15 basis points through September 15, 2008. The initial floating rate is 1.95% and the first reset date is September 15, 2004.





                           (Intentionally left blank)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The Management's Discussion and Analysis of Financial Condition and Results of Operations for the Holding Company and its subsidiaries and PNM and its subsidiaries is presented on a combined basis. The Holding Company performs substantially all of the corporate activities of PNM. These activities are billed to PNM on a cost basis to the extent they are for the corporate management of PNM and are allocated to the operating segments. The business of PNM constitutes substantially all of the business of the Company. Therefore, the results of operations of PNM are virtually identical to the consolidated results of the Holding Company and all its subsidiaries. For discussion purposes, this report will use the term "Company" when discussing matters of common applicability to the Holding Company and Subsidiaries and PNM and Subsidiaries. Readers of Management's Discussion and Analysis of Financial Condition and Results of Operations should assume that the information presented applies to consolidated results of operations of both the Holding Company and its subsidiaries and PNM and its subsidiaries, except where the context or references clearly indicate otherwise. Discussions regarding specific contractual obligations generally reference the company that is legally obligated. In the case of contractual obligations of PNM, these obligations are consolidated with the Holding Company and its subsidiaries under GAAP. Broader operational discussions refer to the Company.

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

                              COMPETITIVE STRATEGY

       The Company is positioned as a "merchant utility," primarily operating as a regulated energy service provider. The Company is also engaged in the sale and marketing of electricity in the competitive energy marketplace. As a utility, PNM has an obligation to serve its customers under the jurisdiction of the PRC. As a wholesale electricity provider, PNM markets excess power from the utility, as well as unregulated generation, into a competitive marketplace. As part of its electric wholesale power operation, the Company purchases wholesale electricity in the open market for future resale or to provide energy to retail customers in New Mexico when the Company's generation assets cannot satisfy demand. The wholesale operations utilize an asset-backed strategy, whereby the Company's aggregate net open position for the sale of electricity is covered by the Company's forecasted excess generation capabilities.

       As it currently operates, the Company's principal business segments, whose operating results are regularly reviewed by the Company's management, are Utility Operations and Wholesale Operations ("Wholesale"). Utility Operations includes Electric Services ("Electric"), Gas Services ("Gas") and Transmission Services ("Transmission"). These segments model the resource allocations as mandated in an electric rate agreement approved in January 2003. Electric consists of the distribution and generation of electricity for retail electric customers in New Mexico. Gas includes the transportation and distribution of natural gas to end-users. Transmission consists of the transmission of electricity to third parties as well as to Electric and Wholesale. Wholesale consists of the generation and sale of electricity into the wholesale market based on three product lines, which include long-term contracts, forward sales and short-term sales.

       The Utility Operations strategy is directed at supplying reasonably priced and reliable energy to retail customers through customer-driven operational excellence, high quality customer service, cost efficient processes, and improved overall organizational performance.

       The Wholesale Operations strategy calls for increased net asset-backed energy sales supported by long-term contracts and the wholesale market, whereby the Company's aggregate net open forward electric sales position, including short term sales, forward sales and long-term contracts, is covered by its forecasted excess generation capacity. The net asset-backed sales are actively monitored by management by the use of stringent risk management policies. The Company's future growth plans call for approximately 75% of its new generation portfolio to be committed through long-term contracts as required by the most recent electric rate agreement. Growth will be dependent on market development and on the Company's ability to generate funds for the Company's future expansion. Although the current economic environment has led the Company to scale back its expansion plans, the Company will continue to operate in the wholesale market and seek reasonably priced asset additions. Expansion of the Company's generating portfolio will depend on the Company's ability to acquire favorably priced assets at strategic locations and to secure long-term commitments for the purchase of power from the acquired plants.

                                 OVERALL OUTLOOK

       The Company experienced continued earnings growth in the three months ended March 31, 2004 compared to the same period in 2003, excluding certain items that occurred in 2003 for the cumulative effect of an accounting change (see "Cumulative Effect of a Change in Accounting Principle" below) and the write-off of transition costs related to the repeal of electric deregulation in New Mexico in 2003 (see "Consolidated - Other Income and Deductions" below). This growth was primarily due to the addition of new long-term power contracts, coupled with customer growth in the Company's Utility Operations, significantly lower interest costs and a normal winter season in New Mexico during the 2004 period. The first quarter of 2003 was one of the warmest in recent history. The volume gains made in the Company's Utility Operations and a gas rate increase more than offset a retail electric rate reduction that took effect in September 2003.

       Wholesale Operations was the biggest contributor to the Company's earnings growth in the first quarter of 2004. The Company continued to grow its wholesale sales by adding long-term contracts to aid a reliable and sustainable revenue source to support its Wholesale Operations. In addition, increased liquidity in the marketplace and more favorable pricing allowed the Company to improve its velocity, the Company's ability to optimize previously sold capacity, from 1.76 in 2003 to 1.90 in 2004.

       Retail Operations also contributed to the Company's earnings growth with increased load growth of 3.5% in Electric and a 2.0% customer growth in Gas. The Company also benefited from lower fuel costs for coal-fired generation and a normal winter heating season in 2004, which increased both its retail electric and gas gross margin. These improvements were partially offset by scheduled outages and unplanned outages at PVNGS and Four Corners and the associated increases in purchase power costs.

     Other recent significant developments affecting the Company included:

     o On January 13, 2004, the PRC approved a $22 million revenue increase for the Company's gas utility. Increased rates for commercial and industrial customers took effect immediately, while the increase for residential customers began April 1, 2004.
     o On February 27, 2004, Standard & Poor's raised the Holding Company's corporate credit rating to `BBB', with a stable outlook.
     o On March 10, 2004, Moody's Investors Service upgraded the rating on debt securities of the Holding Company to Baa2.
     o On April 23, 2004, the Company entered into a rated commercial paper program (see "Financing Activities" below).
     o On April 29, 2004, the Company entered into three fixed to floating interest rate swaps (see "Financing Activities" below).

       In 2004, the Company intends to continue its efforts to expand its wholesale business by building on existing relationships and forming new relationships with long-term contract customers. The Company expects its 2004 earnings to benefit from higher wholesale power prices and the new cost of service gas rates approved by the PRC, forecasted lower fuel costs from the new SJGS underground mine, significantly lower interest costs and planned productivity improvements. Other factors that will be critical to achieving earnings goals in 2004 include continued stable wholesale market prices and improved plant performance, particularly in light of the retail electric rate freeze continuing through 2007.



                           (Intentionally left blank)

                              RESULTS OF OPERATIONS

                        Three Months Ended March 31, 2004
                  Compared to Three Months Ended March 31, 2003

Consolidated

       The Company's net earnings for the three months ended March 31, 2004 were $24.8 million or $0.61 per diluted share of common stock, a 48.6% decrease in net earnings compared to $48.2 million or $1.22 per diluted share of common stock in 2003. This decrease primarily resulted from items that occurred in 2003 that did not recur in 2004. In 2003, the Company recognized the cumulative effect of a change in accounting principle for the adoption of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," ("SFAS 143") of $37.4 million, net of income taxes, or $0.95 per diluted share of common stock, partially offset by the write-off of transition costs of $10.1 million, net of income taxes, or $0.26 per diluted share of common stock that resulted from the repeal of electric deregulation in New Mexico in 2003.

       The following discussion is based on the methodology that the Company's management uses for making operating decisions and assessing performance of its various business activities. As such, these segments report operating results without regard to the effect of accounting or regulatory changes, and similar one-time items not related to normal operations. See Note 2 - "Segment Information" in the Notes to Consolidated Financial Statements for additional information regarding these results and the consolidated financial statements.

       In addition, adjustments related to EITF Issue 03-11 "Reporting Realized Gains and Losses on Derivative Instruments that are subject to FASB statement No. 133 and Not Held for Trading Purposes" are excluded. This accounting pronouncement requires a net presentation of realized gains and losses for certain non-trading derivatives. Management evaluates wholesale operations on a gross presentation basis due to its net-asset-backed marketing strategy and the importance it places on velocity.

       Corporate costs, income taxes and non-operating items are discussed only on a consolidated basis and are in conformity with the presentation in the consolidated financial statements.





                           (Intentionally left blank)

Utility Operations

Electric

       The table below sets forth the operating results for Electric.

                                                 Three Months Ended
                                                      March 31,
                                          ---------------------------------
                                               2004              2003            Variance
                                          ----------------   --------------   ---------------
                                                            (In thousands)
 Operating revenues.......................     $ 130,036         $ 126,204         $  3,832
 Less: Cost of energy.....................        51,637            49,175            2,462
        Intersegment energy transfer......       (13,413)          (12,382)          (1,031)
                                           ---------------   ---------------   --------------
 Gross margin.............................        91,812            89,411            2,401
                                           ---------------   ---------------   --------------
 Energy production costs..................        29,521            27,450            2,071
 Distribution O&M.........................         5,202             5,254              (52)
 Customer related expense.................         4,103             2,279            1,824
 Administrative and general...............            65               194             (129)
                                           ---------------   ---------------   --------------
   Total non-fuel O&M.....................        38,891            35,177            3,714
 Corporate allocation.....................        15,901            12,309            3,592
 Depreciation and amortization............        13,970            15,735           (1,765)
 Taxes other than income taxes............         4,826             5,210             (384)
 Income taxes.............................         4,353             5,674           (1,321)
                                           ---------------   ---------------   --------------
   Total non-fuel operating expenses......        77,941            74,105            3,836
                                           ---------------   ---------------   --------------
 Operating income.........................     $  13,871         $  15,306         $ (1,435)
                                           ---------------   ---------------   --------------

       The following table shows electric revenues by customer class and average customers:

                            Electric Retail Revenues

                                        Three Months Ended
                                            March 31,
                                       2004           2003          Variance
                                   -------------  -------------  --------------
                                                  (In thousands)
      Residential................     $   54,132     $   51,008     $   3,124
      Commercial.................         56,751         55,061         1,690
      Industrial.................         14,887         15,913        (1,026)
      Other......................          4,266          4,222            44
                                   -------------  -------------  --------------
                                      $  130,036     $  126,204     $   3,832
                                   =============  =============  ==============
      Average customers..........        403,245        392,529        10,716
                                   =============  =============  ==============

       The following table shows electric sales by customer class:

                                 Electric Sales

                                     Three Months Ended
                                         March 31,
                                    2004           2003          Variance
                                -------------  -------------  --------------
                                              (Megawatt hours)
        Residential...........        655,484        592,860        62,624
        Commercial............        776,842        720,137        56,705
        Industrial............        310,675        317,408        (6,733)
        Other.................         50,689         50,176           513
                                -------------  -------------  --------------
                                    1,793,690      1,680,581       113,109
                                =============  =============  ==============

       Operating revenues increased $3.8 million or 3.0% over the prior year period. Retail electricity delivery grew to 1.8 million MWh in 2004 compared to
1.7 million MWh delivered in the prior year, resulting in an increase in revenues of $9.0 million. This volume increase was the result of load growth year-over-year of 3.5% and a normal winter heating season in 2004. This revenue increase was partially offset by a retail electric rate decrease of $5.3 million. The Company reduced its retail electric rates based on an electric rate agreement, which took effect in the third quarter of 2003. Under the rate freeze applicable to the Company, retail electric rates will be reduced by a further 2.5% effective September 2005 and will be frozen at that level through December 31, 2007.

       The gross margin, or operating revenues minus cost of energy sold and intersegment energy transfer, increased $2.4 million or 3.5% over the prior year period. This increase is due mainly to load growth in the Company's retail electric service territory partially offset by the rate decrease and additional costs of $1.5 million related to the amortization of certain coal mine reclamation costs as agreed to in the current electric rate agreement. These costs will continue until 2017. The average cost of generation and purchased power on a per unit basis was relatively flat year over year. Lower fuel costs at SJGS were offset by higher purchased power costs due to outages at PVNGS in February and March.

       Total non-fuel O&M expenses increased $3.7 million or 10.6% over the prior year period. Energy production costs increased $2.1 million or 7.5% primarily due to increased maintenance costs of $1.6 million for increased planned and unplanned outages in 2004. In 2004, there were 15.0% more scheduled outage hours primarily due to work on Four Corners and 43.7% more unplanned outage hours primarily due to various problems at PVNGS. Customer-related expense increased $1.8 million as a result of favorable collection outcomes in 2003. Overall collection trends remained stable from year to year but did not show improvements as in past years. Depreciation and amortization decreased $1.8 million or 11.2%. Lower electric depreciation rates for 2004 based on a new five-year depreciation study reduced depreciation $1.0 million and the full amortization of the Company's customer billing system at the end of 2003 reduced depreciation $0.7 million.

Gas

       The table below sets forth the operating results for Gas.

                                                   Three Months Ended
                                                        March 31,
                                            --------------------------------
                                                 2004             2003            Variance
                                            ---------------   --------------   ---------------
                                                             (In thousands)
Operating revenues.........................     $ 175,874        $  44,186         $  31,688
Less: Cost of energy.......................       129,148          102,811            26,337
                                            ---------------   --------------   ---------------
Gross margin...............................        46,726           41,375             5,351
                                            ---------------   --------------   ---------------
Energy production costs....................           533              510                23
Transmission and distribution O&M..........         7,585            7,980              (395)
Customer related expense...................         4,136            3,788               348
Administrative and general.................           569               95               474
                                            ---------------   --------------   ---------------
  Total non-fuel O&M.......................        12,823           12,373               450
Corporate allocation.......................         9,598            7,691             1,907
Depreciation and amortization..............         4,729            5,442              (713)
Taxes other than income taxes..............         2,158            2,041               117
Income taxes...............................         5,812            4,138             1,674
                                            ---------------   --------------   ---------------
  Total non-fuel operating expenses........        35,120           31,685             3,435
                                            ---------------   --------------   ---------------
Operating income...........................     $  11,606        $   9,690         $   1,916
                                            ---------------   --------------   ---------------

       The following table shows gas revenues by customer and average customers:

                                  Gas Revenues

                                     Three Months Ended
                                         March 31,
                                    2004           2003          Variance
                                -------------  -------------  --------------
                                               (In thousands)
        Residential............ $     115,738  $      96,400   $     19,338
        Commercial.............        36,156         29,928          6,228
        Industrial.............           668          1,031          (363)
        Transportation*........         4,304          3,745            559
        Other..................        19,008         13,082          5,926
                                -------------  -------------  --------------
                                $     175,874  $     144,186   $     31,688
                                =============  =============  ==============
        Average customers......       461,128        452,167          8,961
                                =============  =============  ==============

       *Customer-owned gas

       The following table shows gas throughput by customer class:

                                 Gas Throughput

                                      Three Months Ended
                                          March 31,
                                     2004           2003          Variance
                                 -------------  -------------  --------------
                                          (Thousands of decatherms)
        Residential............         14,014         12,206          1,808
        Commercial.............          4,818          4,334            484
        Industrial.............            104            186            (82)
        Transportation*........          7,720          8,635           (915)
        Other..................          3,058          1,943          1,115
                                 -------------  -------------  --------------
                                        29,714         27,304          2,410
                                 =============  =============  ==============

       *Customer-owned gas

       Operating revenues increased $31.7 million or 22.0% over the prior year period to $175.9 million primarily because of higher natural gas prices in 2004 as compared to 2003 and an increase in gas sales volumes of 8.8%, resulting from customer growth of 2.0% and a normal winter heating season in 2004. The Company purchases natural gas in the open market and resells it at that open market price to its sales-service customers. As a result, increases or decreases in gas revenues driven by gas costs do not impact the Company's consolidated gross margin or earnings. In addition, revenues grew $1.0 million due to a cost of service rate increase granted by the PRC in January 2004. The PRC approved a rate increase, which will improve gas earnings by approximately $22 million annually. The Company estimates that approximately two-thirds of this increase will be realized in 2004 earnings due to a delay in implementing the residential increase until April 2004.

       The gross margin, or operating revenues minus cost of energy sold, increased $5.4 million or 12.9% over the prior year period. This increase is due mainly to customer growth and a normal winter heating season during the first quarter 2004 compared to the prior year period and the PRC approved rate increase.

       Total non-fuel O&M expenses increased $0.5 million or 3.6% over the prior year period. Administrative and general costs increased $0.5 million due to higher benefit costs. Depreciation and amortization decreased $0.7 million or 13.1% due to the Company's customer billing system being fully amortized at the end of 2003.




                           (Intentionally left blank)

                                  Transmission

       The table below sets forth the operating results for Transmission.

                                                Three Months Ended
                                                      March 31,
                                         ---------------------------------
                                              2004              2003            Variance
                                         ---------------   ---------------   ---------------
                                                           (In thousands)
 Operating revenues......................      $  4,414           $ 4,557          $  (143)
   Intersegment revenues.................         7,896             7,636              260
                                          ---------------   ---------------   --------------
   Total revenues........................        12,310            12,193              117
 Less: Cost of energy....................         1,356             1,248              108
                                          ---------------   ---------------   --------------
 Gross margin............................        10,954            10,945                9
                                          ---------------   ---------------   --------------
 Energy production costs.................           302               262               40
 Transmission O&M........................         2,691             4,014           (1,323)
 Customer related expense................             7                 5                2
 Administrative and general..............           113                69               44
                                          ---------------   ---------------   --------------
   Total non-fuel O&M....................         3,113             4,350           (1,237)
 Corporate allocation....................         1,400               997              403
 Depreciation and amortization...........         2,708             2,321              387
 Taxes other than income taxes...........           656               639               17
 Income taxes............................           634               486              148
                                          ---------------   ---------------   --------------
   Total non-fuel operating expenses.....         8,511             8,793             (282)
                                          ---------------   ---------------   --------------
 Operating income........................      $  2,443           $ 2,152           $  291
                                          ---------------   ---------------   --------------

       Operating revenues and gross margin remained stable compared to the prior year period. Cost of energy represents purchased transmission to support transmission offerings.

       Total non-fuel O&M expenses decreased $1.2 million or 28.4% over the prior year period as a result of lower transmission O&M, which decreased $1.3 million or 33.0% primarily due to a decrease in operating lease costs of $1.1 million for the EIP transmission line, a portion of which was purchased in April 2003.




                           (Intentionally left blank)

Wholesale

       The table below sets forth the operating results for Wholesale.

                                                  Three Months Ended
                                                       March 31,
                                            ---------------------------------
                                                2004               2003            Variance
                                            --------------    ---------------   ---------------
                                                              (In thousands)
Operating revenues.........................     $ 133,772         $ 110,617          $ 23,155
Less: Cost of energy.......................        96,147            78,269            17,878
      Intersegment energy transfer.........        13,413            12,382             1,031
                                            ---------------   ---------------   ---------------
Gross margin...............................        24,212            19,966             4,246
                                            ---------------   ---------------   ---------------
Energy production costs....................         7,198             6,872               326
Transmission and distribution O&M..........            13                10                 3
Customer related expense...................           419               135               284
Administrative and general.................         1,563             2,419              (856)
                                            ---------------   ---------------   ---------------
  Total non-fuel O&M.......................         9,193             9,436              (243)
Corporate allocation.......................         1,132               865               267
Depreciation and amortization..............         3,754             3,491               263
Taxes other than income taxes..............           923               811               112
Income taxes...............................         2,302               719             1,583
                                            ---------------   ---------------   ---------------
  Total non-fuel operating expenses........        17,304            15,322             1,982
                                            ---------------   ---------------   ---------------
Operating income...........................      $  6,908          $  4,644          $  2,264
                                            ---------------   ---------------   ---------------

       The following table shows revenues by customer class:

                               Wholesale Revenues

                                       Three Months Ended
                                           March 31,
                                      2004           2003          Variance
                                  -------------  -------------  --------------
                                                 (In thousands)
      Long-term contracts*.......      $ 37,545    $  29,018         $  8,527
      Forward sales*.............        27,961       22,938            5,023
      Short-term sales...........        68,266       58,661            9,605
                                  -------------  -------------  --------------
                                       $133,772    $ 110,617         $ 23,155
                                  =============  =============  ==============

       *Includes mark-to-market gains/(losses).



                           (Intentionally left blank)

       The following table shows sales by customer class:

                                 Wholesale Sales

                                      Three Months Ended
                                          March 31,
                                     2004           2003          Variance
                                 -------------  -------------  --------------
                                               (Megawatt hours)
       Long-term contracts......       714,421        555,673       158,748
       Forward sales............       623,160        588,080        35,080
       Short-term sales.........     1,643,685      1,430,858       212,827
                                 -------------  -------------  --------------
                                     2,981,266      2,574,611       406,655
                                 =============  =============  ==============

       Operating revenues increased $23.2 million or 20.9% over the prior year period to $133.8 million. This increase in wholesale electric sales primarily reflects additional long-term contract sales and wholesale electric price improvements. In the first quarter of 2004, new long-term contracts added 134,320 MWhs, or $6.0 million in revenues. These contracts support the Company's long-term growth plans and net asset-backed strategy, as described above. In addition, the Company's forward sales increased 6.0% compared to the first quarter of 2003. As market liquidity increased in the current quarter compared to the earlier year period, the Company was able to increase transaction volumes and take advantage of higher market prices. Accordingly, the Company's velocity ratio increased 8.0%. The Company sold wholesale (bulk) power of 3.0 million MWh of electricity for the three months ended March 31, 2004 compared to 2.6 million MWh for the same period in 2003.

       The gross margin, or operating revenues minus cost of energy sold and intersegment energy transfer, increased $4.2 million or 21.3% over the prior year period. Long-term contracts added $2.5 million or 59.8% of the total gross margin increase for 2004 primarily due to additional long-term sales under new and existing contracts. Forward sales margin increased $2.0 million or 46.3% of the total gross margin increase reflecting higher volumes and prices. Short-term sales margin decreased $0.2 million primarily due to the dilutive effect of less available lower cost generation resulting from unplanned outages at the Company's facilities and higher purchase volumes, partially offset by higher sales volumes and higher market prices. The average price on the Company's realized forward and short-term sales was $42 per MWh in 2004, compared to $41 per MWh in 2003. The Company had a favorable change in the unrealized mark-to-market position of $2.7 million period over period ($1.4 million gain in 2004 versus $1.3 million loss in 2003). In addition, Wholesale margin increased $1.7 million from sales of pollution credits.

       As discussed above, adjustments of $0.6 million for the three months ended March 31, 2004 related to EITF Issue 03-11, which requires a net presentation of trading gains and losses and realized gains and losses for certain non-trading derivatives, are included in Corporate and Other in the Company's segment presentation. Management evaluates wholesale operations on a gross presentation basis due to its net asset-backed marketing strategy.

       Administrative and general decreased $0.9 million or 35.4% primarily due to decreased benefits costs of $0.5 million at PVNGS caused by lower pension and benefits. In addition in 2003, the Company recognized transportation costs of $0.5 million for turbines that will be utilized in future construction for wholesale plant growth, which did not recur in 2004.

Corporate and Other

       Corporate administrative and general expenses, which represent costs that are driven primarily by corporate-level activities, are allocated to the business segments and presented in the corporate allocation line item in the segment statements. These costs increased $6.3 million or 27.5% over the prior year period to $29.3 million. The increase in these costs was due to a net increase in pension and benefit costs of $2.6 million due to increased 401(k) plan and health insurance costs of $4.2 million, partially offset by decreased pension/retirement expense of $1.6 million, resulting from higher returns on pension plan assets and lower retiree medical costs. In addition, computer maintenance costs increased $1.8 million and labor costs increased $1.4 million over the prior year period due to increased costs associated with short-term and long-term incentive based compensation plans.

Consolidated

Other Income and Deductions

       Other deductions decreased $14.5 million over the prior year period due to the write-off of transition costs of $16.7 million in 2003, offset by lower short-term cash investment income in 2004.

Interest Expense

       Interest expense decreased $4.4 million or 24.2% over the prior year period primarily due to refinancing of the Company's senior unsecured note and pollution control bonds as well as lower interest costs on short-term debt. In addition, allowance for funds used during construction ("AFUDC") and capitalized interest increased $0.6 million in 2004 compared to 2003, reducing interest expense further.

Income Taxes

       The Company's consolidated income tax expense was $14.3 million for the three months ended March 31, 2004, compared to $6.5 million for the three months ended March 31, 2003. The Company's effective income tax rates for the three months ended March 31, 2004 and 2003 were 36.5% and 37.3%, respectively. The decrease in the effective tax rate was due to an increase in permanent tax differences resulting from AFUDC.

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

                          CRITICAL ACCOUNTING POLICIES

       As of March 31, 2004, there have been no significant changes with regard to the critical accounting policies disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The policies disclosed included the accounting for: revenue recognition; regulatory assets and liabilities; asset impairment; pension plan; self-insurance; contingent liabilities and environmental issues.

                         LIQUIDITY AND CAPITAL RESOURCES

       At March 31, 2004, the Company had cash and cash equivalents of $2.5 million compared to $12.7 million at December 31, 2003.

       Cash provided by operating activities for the three months ended March 31, 2004 was $54.2 million compared to $6.1 million for the three months ended March 31, 2003. This increase in cash flows was due to increased sales and profitability in the Company's wholesale power operations and gas operations as well as lower interest costs. Contributing to this increase was the recovery of the cost of purchased gas from utility customers and an increase in accounts receivable in the first quarter of 2003 due to increased demand for wholesale energy, which has remained constant in the first quarter of 2004. n addition, the Company contributed $1.5 million in 2004 compared to $20.0 million in 2003 to the trusts for the Company's pension and other post-retirement benefits.

       Cash used for investing activities was $13.4 million in 2004 compared to cash provided by investing activities of $33.0 million in 2003. Cash used in 2004 was primarily for construction expenditures. Cash provided by investing activities in 2003 included the redemption of short-term investments of $79.4 million at the Holding Company level. These redemptions were primarily used for the Company's repayment of the Eastern Interconnect Project ("EIP") long-term debt, repayment of short-term debt, debt refinancing and pension funding. Cash used for investing activities in 2003 included payments for combustion turbines of $11.1 million and the repurchase of the Company's EIP bonds in the open market for $7.4 million.

       Cash used for financing activities was $51.0 million in 2004 compared to cash generated by financing activities of $10.5 million in 2003. Financing activities in 2004 primarily consisted of short-term debt repayments of $35.4 million. In 2003, the Company used short-term borrowings of $20.0 million for short-term liquidity needs.

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

       At March 31, 2004, the Company analyzed three turbines, which are currently in storage, with a combined carrying value of approximately $79.1 million. These assets were intended for planned build-outs that have been delayed or canceled. Based on the Company's various plans to make these turbines operational, the Company concluded that it will fully recover its investment. The Company expects to begin construction utilizing these assets over the next several years. If the Company were unable to realize these plans, the Company would be forced to recognize a loss with respect to the carrying value of these assets depending on prevailing market conditions. The Company will continue to analyze the turbines for impairment in accordance with SFAS 144.

       In the three months ended March 31, 2004, the Company utilized cash generated from operations and cash on hand, as well as its liquidity arrangements, to cover its construction commitments. The Company anticipates that internal cash generation and current debt capacity will be sufficient to meet all of its capital requirements for the years 2004 through 2008. To cover the difference in the amounts and timing of cash generation and cash requirements, the Company intends to use short-term borrowings under its current and future liquidity arrangements.

Liquidity

       As of April 30, 2004, PNM had $413.0 million of liquidity arrangements. The liquidity arrangements consist of $300.0 million from an unsecured revolving credit facility ("Credit Facility"), $90.0 million from an accounts receivable securitization program ("AR Securitization") and $23.0 million in local lines of credit. As of April 30, 2004, there were no borrowings against the Credit Facility, PNM was using $40.0 million of the AR Securitization capacity and no borrowings under its local lines of credit. PNM had $50.0 million of commercial paper outstanding as of April 30, 2004. In addition, the Holding Company has $15.0 million in local lines of credit with no usage at April 30, 2004.

       On April 23, 2004, the Company entered into a new rated commercial paper program for up to $300 million. The Company will use borrowings under the new program to repay borrowings under the previous unrated program, retirement of other short-term borrowings and other short-term cash management needs. As of April 30, 2004, the Company had borrowings of $44.6 million under its old unrated program and $34.0 million under its new rated program.

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

       PNM's credit outlook is considered stable by Moody's Investor Services, Inc. ("Moody's") and Standard and Poor's Ratings Services ("S&P"). The Company is committed to maintaining or improving its investment grade ratings. As of March 31, 2004, S&P rated PNM's business position as five, its senior unsecured notes ("SUNs") as "BBB" with a stable outlook and its preferred stock as "BB+". As of March 31, 2004, Moody's rated PNM's SUNs, senior unsecured pollution control revenue bonds as "Baa2" and its preferred stock as "Ba1". On April 12, 2004, S&P assigned its `A-2' corporate credit and short-term debt ratings to PNM's new commercial paper program. On April 23, 2004, Moody's assigned its `P-2' corporate credit and short-term debt ratings to PNM's new commercial paper program. Investors are cautioned that a security rating is not a recommendation to buy, sell or hold securities, that it is subject to revision or withdrawal at any time by the assigning rating organization, and that each rating should be evaluated independently of any other rating.

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

       PNM's committed Credit Facility contains a "ratings trigger," for pricing purposes only. If PNM is downgraded or upgraded by the ratings agencies, the result would be an increase or decrease in interest cost, respectively. PNM's committed Credit Facility contains a MAC provision, which, if triggered, could prevent PNM from drawing on its unused capacity under the Credit Facility. On April 16, 2004, the Company amended the MAC provision of the credit agreement to allow drawing to repay commercial paper. In addition, the Credit Facility contains a contingent requirement that requires PNM to maintain a debt-to-capital ratio, inclusive of off-balance sheet debt, of less than 65% as well as maintenance of an earnings before interest, taxes, depreciation and amortization ("EBITDA")/interest coverage ratio of three times. If PNM's debt-to-capital ratio, inclusive of off-balance sheet debt, were to exceed 65% or its interest coverage ratio falls below 3.0, PNM could be required to repay all borrowings under the Credit Facility, be prevented from drawing on the unused capacity under the Credit Facility, and be required to provide security for all outstanding letters of credit issued under the Credit Facility.

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

Financing Activities

       On April 1, 2004, the Company repriced $146.0 million of tax exempt pollution control bonds, with a previous interest rate of 2.75%. The new interest rate is 2.10% for a term of 2 years. These bonds will reprice next on April 1, 2006. The Company will reprice $36.0 million of tax exempt pollution control bonds by July 1, 2004.

       On April 23, 2004, the Company entered into a rated commercial paper program. The Company may issue up to $300 million in commercial paper for up to 365 days. The commercial paper is unsecured and the proceeds will be used to retire borrowings under the previous unrated commercial paper program, retirement of other short-term borrowings and other short-term cash management needs. The Company's Credit Facility serves as a backstop for the outstanding commercial paper.

       On April 29, 2004, the Company entered into three fixed to floating interest rate swaps. The notional principal amount is $150 million. The Company will receive a 4.40% fixed interest payment on a semi-annual basis and pay 6 month LIBOR plus 58.15 basis points through September 15, 2008. The initial floating rate is 1.95% and the first reset date is September 15, 2004.

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

Capital Structure

       The Company's capitalization, including current maturities of long-term debt, is shown below:

                                             March 31,          December 31,
                                                2004                2003
                                         -------------------  -----------------

         Common Equity..................         52.1%               51.9%
         Preferred Stock................          0.6                 0.6
         Long-term Debt.................         47.3                47.5
                                         -------------------  -----------------
            Total Capitalization*.......        100.0%              100.0%
                                         ===================  =================

       * Total capitalization does not include as debt the present value of PNM's operating lease obligations for PVNGS Units 1 and 2, EIP and the Delta operating lease which was $178.6 million as of March 31, 2004 and $179.4 million as of December 31, 2003.

                         OTHER ISSUES FACING THE COMPANY

       See Note 6 - "Commitments and Contingencies" in the Notes to Consolidated Financial Statements.
                      NEW AND PROPOSED ACCOUNTING STANDARDS

       See Note 9 - "New and Proposed Accounting Standards" in the Notes to Consolidated Financial Statements.

                 DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

       Statements made in this filing that relate to future events or the Company's expectations, projections, estimates, intentions, goals, targets and strategies are made pursuant to the Private Securities Litigation Reform Act of 1995. Readers are cautioned that all forward-looking statements are based upon current expectations and are subject to risks and uncertainties. The Company assumes no obligation to update this information.

       Because actual results may differ materially from those expressed or implied by these forward-looking statements, the Company cautions readers not to place undue reliance on these forward-looking statements. Future financial results will be affected by a number of factors, including interest rates, weather, water supply, fuel costs, seasonability and other changes in supply and demand in the market for electric power, wholesale power prices, market liquidity, the competitive environment in the electric and natural gas industries, the performance of generating units and transmission system, state and federal regulatory and legislative decisions and actions, the recoverability of regulatory assets, the cost and outcome of legal proceedings and labor negotiations with union employees, changes in applicable accounting principles and the performance of state, regional and national economies. See also Item 3 below for information about the risks associated with the Company's use of derivative financial instruments.


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

       The following table shows the net fair value of mark-to-market energy contracts included in the balance sheet:

                                                        March 31,        December 31,
                                                           2004              2003
                                                      -------------      -------------
                                                               (In thousands)
Mark-to-Market Energy Contracts:
  Current asset......................................      $6,365             $2,098
  Long-term asset....................................       2,089              1,359
                                                      -------------      -------------
       Total mark-to-market assets...................       8,454              3,457
                                                      -------------      -------------
  Current liability..................................      (5,023)            (1,941)
  Long-term liability................................      (1,238)            (1,083)
                                                      -------------      -------------
       Total mark-to-market liabilities..............      (6,261)            (3,024)
                                                      -------------      -------------
Net fair value of mark-to-market energy contracts....      $2,193              $ 433
                                                      =============      =============

       The mark-to-market energy portfolio positions represent net assets at March 31, 2004 and December 31, 2003 after netting all applicable open purchase and sale contracts.

       The market prices used to value PNM's mark-to-market energy portfolio are based on closing exchange prices and broker quotations. As of March 31, 2004 and December 31, 2003, PNM did not have any outstanding contracts that were valued using methods other than quoted prices. The Company did not change its methods for valuing its mark-to-market energy portfolio in 2004 as compared to 2003.

       The following table provides detail of changes in the Company's mark-to-market energy portfolio net asset or liability balance sheet position from one period to the next:

                                                  Three Months Ended
                                                       March 31,
                                                 2004              2003
                                              -------------    -------------
                                                    (In thousands)
Sources of Fair Value Gain/(Loss)
Fair value at beginning of year..............     $   433          $  (927)

Amount realized on contracts delivered
   during period.............................         411              841

Changes in fair value........................       1,349           (1,259)
                                              -------------    -------------
Net fair value at end of period..............     $ 2,193          $(1,345)
                                              =============    =============
Net change recorded as mark-to-market........     $ 1,760          $  (418)
                                              =============    =============

       The following table provides the maturity of the net assets/(liabilities) of the Company, giving an indication of when these mark-to-market amounts will settle and generate/(use) cash. The following values were determined using broker quotes:

                           Fair Value at March 31, 2004

                                   Maturities
              ------------------------------------------------------
                  Less than
                   1 year           1-3 Years            Total
              ------------------  ---------------   ----------------
                                  (In thousands)

                   $ 1,323            $ 870             $ 2,193

       As of March 31, 2004, a decrease in market pricing of PNM's mark-to-market energy portfolio by 10% would have resulted in a decrease in net earnings of less than 1%. Conversely, an increase in market pricing of this portfolio by 10% would have resulted in an increase in net earnings of less than 1%.

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

       The Company's VAR is regularly monitored by the Company's RMC. The RMC has put in place procedures designed to ensure that increases in VAR are reviewed and, if deemed necessary, acted upon to reduce exposures. The VAR represents an estimate of the potential gains or losses that could be recognized on PNM's wholesale power marketing portfolios given current volatility in the market, and is not necessarily indicative of actual results that may occur, since actual future gains and losses will differ from those estimated. Actual gains and losses may differ due to actual fluctuations in market rates, operating exposures, and the timing thereof, as well as changes to PNM's wholesale power marketing portfolios during the year.

       The Company accounts for the sale of electric generation in excess of its retail needs or the purchase of power for retail needs as normal purchases and sales under SFAS 133. Transactions that do not meet the normal purchase or sale exception or the definition of a hedge under SFAS 133 are accounted for as energy marketing contracts and comprise PNM's mark-to-market portfolio. The VAR for the mark-to-market portfolio was $112 thousand at March 31, 2004. The Company also calculates a portfolio VAR for the preceding 18 months, which in addition to its mark-to-market portfolio includes all contracts designated as normal sales and purchases, hedges, and its estimated excess generation assets. This excess is determined using average peak forecasts for the respective block of power in the forward market. The Company's portfolio VAR was $16.7 million at March 31, 2004.

       The following table shows the high, average and low market risk as measured by VAR on the Company's mark-to-market portfolio:

                                               Three Months Ended
                                                 March 31, 2004
                                                                   Period
                                        High    Average    Low       End
                                      --------  --------  ------  --------
                                         (In thousands)
Three day holding period, 99%
   two-tailed confidence level.......   $206      $ 93      $ -     $112
One day holding period, 99%
   two-tailed confidence level.......   $119      $ 53      $ -     $ 65
Ten day holding period, 95%
   two-tailed confidence level.......   $287      $129      $ -     $156

Credit Risk

       PNM is exposed to credit losses in the event of non-performance or non-payment by counterparties. The Company uses a credit management process to assess and monitor the financial conditions of counterparties. Credit exposure is also regularly monitored by the RMC. The Company provides for losses due to market and credit risk. PNM's credit risk with its largest counterparty as of March 31, 2004 was $29.5 million.

       The following table provides information related to PNM's credit exposure as of March 31, 2004. The Company does not hold any credit collateral as of March 31, 2004. The table further delineates that exposure by the credit worthiness (credit rating) of the counterparties and provides guidance as to the concentration of credit risk to individual counterparties PNM may have. Also provided is an indication of the maturity of a company's credit risk by credit ratings of the counterparties.

              Schedule of Wholesale Operations Credit Risk Exposure
                                 March 31, 2004

                                                                      Net
                                    (b)             Number          Exposure
                                    Net               of               of
                                  Credit           Counter-         Counter-
                                   Risk             parties         parties
Rating (a)                       Exposure            >10%             >10%
-----------------------------  --------------    ------------    --------------
                                                (In thousands)

Investment grade.............        $49,207          1                $29,514
Non-investment grade.........             86                                 -
Split rating.................          4,686                                 -
Internal ratings
   Investment grade..........              -                                 -
   Non-investment grade......         15,585          1                  7,166
                               --------------                    --------------
        Total................        $69,564                           $36,680
                               ==============                    ==============

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

                        Maturity of Credit Risk Exposure
                              As of March 31, 2004



                                 Less than                        Total Net
               Rating             2 Years         2-5 Years       Exposure
------------------------------ --------------   --------------  --------------
                                               (In thousands)

Investment grade..............       $35,028          $14,179         $49,207
Non-investment grade..........            86                -              86
Split rating..................         4,686                -           4,686
Internal ratings
   Investment grade...........             -                -               -
   Non-investment grade.......        15,585                -          15,585
                               --------------   --------------  --------------
        Total.................       $55,385          $14,179         $69,564
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

Interest Rate Risk

       As of March 31, 2004 the Company had liquidated its investment portfolio of fixed-rate government obligations and corporate securities.

       PNM has long-term debt which subjects it to the risk of loss associated with movements in market interest rates. The majority of the Company's long-term debt is fixed-rate debt, and therefore, does not expose the Company's earnings to a major risk of loss due to adverse changes in market interest rates. However, the fair value of all long-term debt instruments would increase by approximately 3.25% or $33.5 million if interest rates were to decline by 50 basis points from their levels at March 31, 2004. As of March 31, 2004, the fair value of PNM's long-term debt was $1,030 million as compared to a book value of $987 million. In general, an increase in fair value would impact earnings and cash flows if PNM were to re-acquire all or a portion of its debt instruments in the open market prior to their maturity.

       During the three months ended March 31, 2004, PNM contributed cash of $1.5 million to external trusts for other post-retirement benefits for plan year 2004. The securities held by the trusts had an estimated fair value of $578.1 million as of March 31, 2004, of which approximately 29.1% were fixed-rate debt securities that subject the Company to risk of loss of fair value with movements in market interest rates. If rates were to increase by 50 basis points from their levels at March 31, 2004, the decrease in the fair value of the securities would be 2.7% or $4.5 million. PNM does not currently recover or return through rates any losses or gains on these securities; therefore, the Company is at risk for shortfalls in its funding of its obligations due to investment losses. The

Company does not believe that long-term market returns over the period of funding will be less than required for the Company to meet its obligations. However, this belief is based on assumptions about future returns that are inherently uncertain.

Equity Market Risk

       PNM contributes to trusts established to fund its share of the decommissioning costs of PVNGS and pension and other post-retirement benefits. The trusts hold certain equity securities as of March 31, 2004. These equity securities also expose the Company to losses in fair value. Approximately 58.8% of the securities held by the various trusts were equity securities as of March 31, 2004. The Company is currently implementing a change in the asset allocation in the pension portfolio, which will reduce the domestic equity exposure from 55.0% to 47.5%. Similar to the debt securities held for funding decommissioning and certain pension and other post-retirement costs, PNM does not recover or earn a return through rates on any losses or gains on these equity securities.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Santa Fe Generating Station ("Santa Fe Station")

       See Note 6 - "Commitments and Contingencies - Santa Fe Generating Station" in the Notes to Consolidated Financial Statements.

Natural Gas Royalties Qui Tam Litigation

       See Note 6 - "Commitments and Contingencies - Natural Gas Royalties Qui Tam Litigation" in the Notes to Consolidated Financial Statements.

Citizen Suit Under the Clean Air Act

       See Note 6 - "Commitments and Contingencies - Citizen Suit Under the Clean Air Act" in the Notes to Consolidated Financial Statements.

California Attorney General Complaint

       See Note 6 - "Commitments and Contingencies - Western United States Wholesale Power Market - California Attorney General Complaint" in the Notes to Consolidated Financial Statements.

California Antitrust Litigation

       See Note 6 - "Commitments and Contingencies - Western United States Wholesale Power Market - California Antitrust Litigation" in the Notes to Consolidated Financial Statements.

San Angelo Electric Service Company ("SESCO") Matter

       See Note 6 - "Commitments and Contingencies - San Angelo Electric Service Company ("SESCO") Matter" in the Notes to Consolidated Financial Statements.






                           (Intentionally left blank)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits:

   10.24.1   Officer Life Insurance Plan Effective January 1, 2004

   10.52.1 First Amendment to PNM Resources, Inc. Executive Spending Account Plan effective January 1, 2004.

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

   31.1 Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2 Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1 Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   32.2 Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K:

Report dated and filed January 14, 2004 pursuant to Item 5 of Form 8-K reporting that the New Mexico Public Regulation Commission approved a $22 million increase in revenues for the PNM Resources gas utility.




                           (Intentionally left blank)

Signature
---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                              PNM RESOURCES, INC. AND
                                        PUBLIC SERVICE COMPANY OF NEW MEXICO
                                   ---------------------------------------------
                                                   (Registrants)


Date:   May 7, 2004                            /s/ Thomas G. Sategna
                                   ---------------------------------------------
                                                 Thomas G. Sategna
                                      Vice President and Corporate Controller
                                   (Officer duly authorized to sign this report)