Form 10-Q
period 2004-06-30
PUBLIC SERVICE CO OF NEW MEXICO; PNM RESOURCES INC
filed 2004-08-05
CIK 81023, 1108426

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
                    [X] QUARTERLY REPORT PURSUANT TO SECTION
                          13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

        As of July 30, 2004, 60,421,857 shares of common stock, no par value per share, of PNM Resources, Inc. were outstanding.

                      PNM RESOURCES, INC. AND SUBSIDIARIES

                                      INDEX
                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION:

   Report of Independent Registered Public Accounting Firm................. 3

   ITEM 1.  FINANCIAL STATEMENTS (Unaudited)

      PNM Resources, Inc. and Subsidiaries
         Consolidated Statements of Earnings
              Three and Six Months Ended June 30, 2004 and 2003............ 5
         Consolidated Balance Sheets
              June 30, 2004 and December 31, 2003.......................... 6
         Consolidated Statements of Cash Flows
              Six Months Ended June 30, 2004 and 2003...................... 8
         Consolidated Statements of Comprehensive Income
              Three and Six Months Ended June 30, 2004 and 2003............ 10
      Public Service Company of New Mexico and Subsidiaries
         Consolidated Statements of Earnings
              Three and Six Months Ended June 30, 2004 and 2003............ 11
         Consolidated Balance Sheets
              June 30, 2004 and December 31, 2003.......................... 12
         Consolidated Statements of Cash Flows
              Six Months Ended June 30, 2004 and 2003...................... 14
         Consolidated Statements of Comprehensive Income
              Three and Six Months Ended June 30, 2004 and 2003............ 16
      Notes to Consolidated Financial Statements........................... 17

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS............... 51

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK................................................. 77

   ITEM 4.  CONTROLS AND PROCEDURES........................................ 84

PART II.  OTHER INFORMATION:

   ITEM 1.  LEGAL PROCEEDINGS.............................................. 84

   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS...................... 85

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............ 86

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................... 86

   Signature............................................................... 88

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PNM Resources, Inc.
Albuquerque, New Mexico

We have reviewed the accompanying consolidated balance sheet of PNM Resources, Inc. and subsidiaries (the "Company") as of June 30, 2004, and the related consolidated statements of earnings, and comprehensive income for the three-month and six-month periods ended June 30, 2004 and 2003, and of cash flows for the six-month periods ended June 30, 2004 and 2003. These interim consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such interim consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and consolidated statement of capitalization (not presented herein) of PNM Resources, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of earnings, retained earnings, comprehensive income
(loss), and cash flows for the year then ended (not presented herein); and in our report dated March 8, 2004 (which report includes explanatory paragraphs referring to the adoption of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003 and the change in actuarial valuation measurement date for the pension plan and other postretirement benefit plans from September 30 to December 31) we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

San Francisco, California
August 4, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Public Service Company of New Mexico
Albuquerque, New Mexico

We have reviewed the accompanying consolidated balance sheet of Public Service Company of New Mexico and subsidiaries (the "Company") as of June 30, 2004, and the related consolidated statements of earnings, and comprehensive income for the three-month and six-month periods ended June 30, 2004 and 2003, and of cash flows for the six-month periods ended June 30, 2004 and 2003. These interim consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such interim consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and consolidated statement of capitalization (not presented herein) of Public Service Company of New Mexico and subsidiaries as of December 31, 2003, and the related consolidated statements of earnings, retained earnings, comprehensive income (loss), and cash flows for the year then ended (not presented herein); and in our report dated March 8, 2004, (which report includes explanatory paragraphs referring to the adoption of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003 and the change in actuarial valuation measurement date for the pension plan and other postretirement benefit plans from September 30 to December 31) we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

San Francisco, California
August 4, 2004

ITEM 1.  FINANCIAL STATEMENTS

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)


                                                    Three Months Ended                Six Months Ended
                                                         June 30,                         June 30,
                                              -------------------------------  -------------------------------
                                                  2004             2003            2004             2003
                                              --------------   --------------  --------------   --------------
                                                         (In thousands, except per share amounts)
Operating Revenues:
  Electric...................................     $284,599         $266,150        $552,127         $507,528
  Gas........................................       80,886           59,520         256,760          203,706
  Other......................................          128               52             379              112
                                              --------------   --------------  --------------   --------------
    Total operating revenues.................      365,613          325,722         809,266          711,346
                                              --------------   --------------  --------------   --------------
Operating Expenses:
  Cost of energy sold........................      208,737          160,846         478,504          384,713
  Administrative and general.................       42,575           42,600          82,949           74,642
  Energy production costs....................       36,688           34,515          74,242           69,609
  Depreciation and amortization..............       26,431           28,850          52,568           57,224
  Transmission and distribution costs........       14,150           15,194          29,642           31,353
  Taxes, other than income taxes.............        8,262            6,720          17,746           14,506
  Income taxes...............................        6,506            7,083          17,817           15,959
                                              --------------   --------------  --------------   --------------
    Total operating expenses.................      343,349          295,808         753,468          648,006
                                              --------------   --------------  --------------   --------------
    Operating income.........................       22,264           29,914          55,798           63,340
                                              --------------   --------------  --------------   --------------
Other Income and Deductions:
  Other income...............................       10,590           12,745          22,178           23,951
  Other deductions...........................         (614)          (4,020)         (3,986)         (21,932)
  Income tax expense.........................       (3,190)          (3,132)         (6,186)            (725)
                                              --------------   --------------  --------------   --------------
    Net other income and deductions..........        6,786            5,593          12,006            1,294
Interest Charges.............................       12,055           17,764          25,884           35,997
Preferred Stock Dividend Requirements
   of Subsidiary.............................          146              147             293              293
                                              --------------   --------------  --------------   --------------
Net Earnings Before Cumulative Effect of
   Changes in Accounting Principles..........       16,849           17,596          41,627           28,344
Cumulative Effect of Changes in Accounting
   Principles, Net of Tax of $23,999.........            -                -               -           36,621
                                              --------------   --------------  --------------   --------------
Net Earnings.................................     $ 16,849         $ 17,596        $ 41,627         $ 64,965
                                              ==============   ==============  ==============   ==============
Net Earnings per Common Share:

  Basic......................................      $  0.28          $  0.30         $  0.69          $  1.10
                                              ==============   ==============  ==============   ==============
  Diluted....................................      $  0.28          $  0.30         $  0.68          $  1.09
                                              ==============   ==============  ==============   ==============
Dividends Paid per Common Share..............      $  0.16          $  0.15         $  0.31          $  0.30
                                              ==============   ==============  ==============   ==============

              The accompanying notes are an integral part of these
                             financial statements.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                           June 30,          December 31,
                                                                             2004                2003
                                                                       ------------------  -----------------
                                                                                  (In thousands)
ASSETS
Utility Plant:
    Electric plant in service.........................................       $2,420,781         $2,419,162
    Gas plant in service..............................................          633,552            630,949
    Common plant in service and plant held for future use.............           55,971             48,735
                                                                       ------------------  -----------------
                                                                              3,110,304          3,098,846
    Less accumulated depreciation and amortization....................        1,107,814          1,063,645
                                                                       ------------------  -----------------
                                                                              2,002,490          2,035,201
    Construction work in progress.....................................          172,456            133,317
    Nuclear fuel, net of accumulated amortization of
        $16,032 and $15,995...........................................           25,511             25,917
                                                                       ------------------  -----------------

      Net utility plant...............................................        2,200,457          2,194,435
                                                                       ------------------  -----------------

Other Property and Investments:
    Investment in lessor notes........................................          319,080            330,339
    Other investments.................................................          123,499            114,273
    Non-utility property, net of accumulated depreciation of
        $1,782 and $1,755.............................................            1,428              1,455
                                                                       ------------------  -----------------

      Total other property and investments............................          444,007            446,067
                                                                       ------------------  -----------------

Current Assets:
    Cash and cash equivalents.........................................            5,646             12,694
    Accounts receivables, net of allowance for uncollectible
        accounts of $9,284 and $9,284.................................           52,888             68,258
    Unbilled revenues.................................................           70,555             82,899
    Other receivables.................................................           53,196             47,042
    Inventories.......................................................           38,866             40,799
    Regulatory assets.................................................            3,863             15,436
    Other current assets..............................................           52,292             38,835
                                                                       ------------------  -----------------

      Total current assets............................................          277,306            305,963
                                                                       ------------------  -----------------

Deferred Charges:
    Regulatory assets.................................................          211,093            215,416
    Prepaid benefit costs.............................................           85,814             85,782
    Other deferred charges............................................          127,409            130,966
                                                                       ------------------  -----------------

      Total deferred charges..........................................          424,316            432,164
                                                                       ------------------  -----------------

                                                                             $3,346,086         $3,378,629
                                                                       ==================  =================

              The accompanying notes are an integral part of these
                             financial statements.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                      June 30,          December 31,
                                                                        2004                2003
                                                                  ------------------  ------------------
CAPITALIZATION AND LIABILITIES                                               (In thousands)
Capitalization:
    Common Stockholders' Equity:
       Common stock..............................................        $ 640,739           $ 647,722
       Accumulated other comprehensive loss, net of tax..........          (69,867)            (73,487)
       Retained earnings.........................................          525,364             503,069
                                                                  ------------------  ------------------
          Total common stockholders' equity......................        1,096,236           1,077,304
    Cumulative preferred stock without mandatory
         redemption requirements.................................           12,800              12,800
    Long-term debt, less current maturities......................          985,346             987,210
                                                                  ------------------  ------------------
          Total capitalization...................................        2,094,382           2,077,314
                                                                  ------------------  ------------------
Current Liabilities:
   Short-term debt...............................................           62,476             125,918
  Accounts payable...............................................           63,239              86,155
  Accrued interest and taxes.....................................           51,687              23,477
  Other current liabilities......................................          112,040             110,031
                                                                  ------------------  ------------------
          Total current liabilities..............................          289,442             345,581
                                                                  ------------------  ------------------
Deferred Credits:
  Accumulated deferred income taxes..............................          256,681             250,098
  Accumulated deferred investment tax credits....................           36,911              38,462
  Regulatory liabilities.........................................          316,953             316,384
  Asset retirement obligations...................................           48,393              46,416
  Minimum pension liability......................................          128,825             128,825
  Accrued post-retirement benefit costs..........................           20,347              20,638
  Other deferred credits.........................................          154,152             154,911
                                                                  ------------------  ------------------
         Total deferred credits..................................          962,262             955,734
                                                                  ------------------  ------------------
                                                                        $3,346,086          $3,378,629
                                                                  ==================  ==================

              The accompanying notes are an integral part of these
                             financial statements.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                            -------------------------------
                                                                                2004             2003
                                                                            --------------   --------------
                                                                                    (In thousands)

Cash Flows From Operating Activities:
  Net earnings.............................................................     $ 41,627          $64,965
  Adjustments to reconcile net earnings to net cash flows
    from operating activities:
     Depreciation and amortization.........................................       67,095           70,604
     Allowance for equity funds used during construction...................         (318)            (760)
     Accumulated deferred income tax.......................................        2,473           22,644
     Transition costs write-off............................................            -           16,720
     Cumulative effect of a change in accounting principle.................            -          (60,620)
     Net unrealized gains on marketing contracts and investments...........       (4,557)          (4,167)
  Changes in certain assets and liabilities:
     Accounts receivable...................................................       15,369           (9,128)
     Unbilled revenues.....................................................       12,344            9,189
     Accrued post-retirement benefit costs.................................         (323)         (19,440)
     Other assets..........................................................        3,713            1,580
     Accounts payable......................................................      (24,987)         (48,144)
     Accrued interest and taxes............................................       28,211           25,586
     Other liabilities.....................................................       (8,159)          (8,693)
                                                                            --------------   --------------
       Net cash flows from operating activities............................      132,488           60,336
                                                                            --------------   --------------
Cash Flows From Investing Activities:
  Utility plant additions..................................................      (55,611)         (67,519)
  Nuclear fuel additions...................................................       (4,600)          (4,035)
  Utility plant additions related to allowance for borrowed funds used
     during construction and capitalized interest..........................       (1,519)            (418)
  Combustion turbine payments..............................................            -          (11,136)
  Redemption of available-for-sale investments.............................            -           80,291
  Redemption of other investments..........................................       10,031                -
  Bond purchase............................................................            -           (6,675)
  Return of principal of PVNGS lessor notes................................       10,274            9,406
  Other investing..........................................................       (6,991)          (4,604)
                                                                            --------------   --------------
       Net cash flows from investing activities............................      (48,416)          (4,690)
                                                                            --------------   --------------

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Six Months Ended
                                                                                  June 30,
                                                                       -------------------------------
                                                                           2004             2003
                                                                       --------------   --------------
                                                                               (In thousands)
Cash Flows From Financing Activities:
  Short-term borrowings (repayment), net.............................       (63,442)          24,134
  Long-term borrowings...............................................             -          182,000
  Long-term debt repayments..........................................             -         (208,152)
  Refund costs of pollution control bonds............................             -          (31,427)
  Exercise of employee stock options.................................        (7,444)          (5,032)
  Dividends paid.....................................................       (19,216)         (17,902)
  Other financing....................................................        (1,018)            (330)
                                                                       --------------   --------------
       Net cash flows from financing activities......................       (91,120)         (56,709)
                                                                       --------------   --------------
Decrease in Cash and Cash Equivalents................................        (7,048)          (1,063)
Beginning of Period..................................................        12,694            3,702
                                                                       --------------   --------------
End of Period........................................................         5,646            2,639
                                                                       ==============   ==============
Supplemental Cash Flow Disclosures:
  Interest paid, net of capitalized interest.........................      $ 23,555         $ 36,522
                                                                       ==============   ==============
  Income taxes (refunded), net.......................................      $ (5,508)        $(10,657)
                                                                       ==============   ==============
  Pension contribution of PNM Resources, Inc. common shares..........      $      -         $ 28,950
                                                                       ==============   ==============

              The accompanying notes are an integral part of these
                             financial statements.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                           Three Months Ended           Six Months Ended
                                                                June 30,                    June 30,
                                                       ---------------------------  --------------------------
                                                          2004           2003          2004          2003
                                                       ------------   ------------  ------------  ------------
                                                                          (In thousands)

Net Earnings..........................................   $ 16,849       $ 17,596      $ 41,627      $ 64,965
                                                       ------------   ------------  ------------  ------------
  Other Comprehensive Income, net of tax:

  Unrealized gain (loss) on securities:
     Unrealized holding gains (losses) during
       the period, net of tax of $(48), $(952),
       $(326) and $(572)..............................         74          1,452           497           873
     Reclassification adjustment for amounts
       included in net income, net of tax of $257,
       $19, $435 and $324.............................       (392)           (29)         (664)         (494)

  Minimum pension liability adjustment,
      net of tax of $(12).............................          -              -            19             -

  Mark-to-market adjustment for certain
     derivative transactions:
     Change in fair market value of designated
      cash flow hedges, net of tax of $(1,342),
      $(8,540), $(2,678), and $(7,748)................      2,048         13,031         4,087        11,823
     Reclassification adjustment for amounts in
      net income, net of tax of $(430) and $209.......        657              -          (319)            -
                                                       ------------   ------------  ------------  ------------
Total Other Comprehensive Income......................      2,387         14,454         3,620        12,202
                                                       ------------   ------------  ------------  ------------
Total Comprehensive Income............................   $ 19,236       $ 32,050      $ 45,247      $ 77,167
                                                       ============   ============  ============  ============






                 The accompanying notes are an integral part of
                          these financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                    Three Months Ended                Six Months Ended
                                                         June 30,                         June 30,
                                              -------------------------------  -------------------------------
                                                  2004             2003            2004             2003
                                              --------------   --------------  --------------  ---------------
                                                         (In thousands, except per share amounts)

Operating Revenues:
  Electric...................................     $284,599         $266,150        $552,127         $507,528
  Gas........................................       80,886           59,520         256,760          203,706
                                              --------------   --------------  --------------  ---------------
    Total operating revenues.................      365,485          325,670         808,887          711,234
                                              --------------   --------------  --------------  ---------------
Operating Expenses:
  Cost of energy sold........................      208,734          160,846         478,431          384,713
  Administrative and general.................       44,985           38,457          84,019           71,216
  Energy production costs....................       36,688           34,515          74,242           69,609
  Depreciation and amortization..............       25,824           28,551          51,440           56,484
  Transmission and distribution costs........       14,150           15,194          29,642           32,453
  Taxes, other than income taxes.............        7,719            6,547          16,282           15,248
  Income taxes...............................        5,706            8,910          18,021           17,111
                                              --------------   --------------  --------------  ---------------
    Total operating expenses.................      343,806          293,020         752,077          646,834
                                              --------------   --------------  --------------  ---------------
    Operating income.........................       21,679           32,650          56,810           64,400
                                              --------------   --------------  --------------  ---------------
Other Income and Deductions:
  Other income...............................       10,519           11,597          21,785           22,090
  Other deductions...........................         (274)            (962)         (1,591)         (19,443)
  Income tax expense.........................       (3,296)          (3,888)         (6,978)            (974)
                                              --------------   --------------  --------------  ---------------
    Net other income and deductions..........        6,949            6,747          13,216            1,673

Interest Charges.............................       12,691           17,738          26,585           35,325
                                              --------------   --------------  --------------  ---------------
Net Earnings Before Cumulative Effect of
   Changes in Accounting Principles..........       15,937           21,659          43,441           30,748

Cumulative Effect of Changes in Accounting
   Principles, Net of Tax of $23,999.........            -                -               -           36,621
                                              --------------   --------------  --------------  ---------------
Net Earnings.................................       15,937           21,659          43,441           67,369
Preferred Stock Dividend Requirements........          146              147             293              293
                                              --------------   --------------  --------------  ---------------
 Net Earnings Available for Common...........     $ 15,791         $ 21,512        $ 43,148         $ 67,076
                                              ==============   ==============  ==============  ===============

              The accompanying notes are an integral part of these
                             financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                         June 30,          December 31,
                                                                           2004                2003
                                                                     ------------------  -----------------
                                                                                (In thousands)
ASSETS
Utility Plant:
    Electric plant in service......................................        $2,420,781        $ 2,419,162
    Gas plant in service...........................................           633,552            630,949
    Common plant in service and plant held for future use..........            12,310             10,997
                                                                     ------------------  -----------------
                                                                            3,066,643          3,061,108
    Less accumulated depreciation and amortization.................         1,099,209          1,055,251
                                                                     ------------------  -----------------
                                                                            1,967,434          2,005,857
    Construction work in progress..................................           165,073            120,340
    Nuclear fuel, net of accumulated amortization of
        $16,032 and $15,995........................................            25,511             25,917
                                                                     ------------------  -----------------
      Net utility plant............................................         2,158,018          2,152,114
                                                                     ------------------  -----------------
Other Property and Investments:
     Investment in lessor notes....................................           319,080            330,339
    Other investments..............................................           109,901             91,273
    Non-utility property...........................................               966                966
                                                                     ------------------  -----------------
      Total other property and investments.........................           429,947            422,578
                                                                     ------------------  -----------------
Current Assets:
    Cash and cash equivalents......................................             4,989             11,607
    Accounts receivables, net of allowance for uncollectible
        accounts of $9,284 and $9,284..............................            52,888             68,258
    Unbilled revenues..............................................            70,555             82,899
    Other receivables..............................................            51,147             45,814
    Notes receivable from parent...................................             7,500                  -
    Inventories....................................................            38,850             40,791
    Regulatory assets..............................................             3,863             15,436
    Other current assets...........................................            47,418             28,089
                                                                     ------------------  -----------------
      Total current assets.........................................           277,210            292,894
                                                                     ------------------  -----------------
Deferred Charges:
    Regulatory assets..............................................           211,093            215,416
    Prepaid benefit costs..........................................            85,814             85,782
    Other deferred charges.........................................           126,457            130,520
                                                                     ------------------  -----------------
      Total current assets.........................................           423,364            431,718
                                                                     ------------------  -----------------
                                                                           $3,288,539        $ 3,299,304
                                                                     ==================  =================

              The accompanying notes are an integral part of these
                             financial statements.

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                       June 30,          December 31,
                                                                         2004                2003
                                                                   ------------------  ------------------
CAPITALIZATION AND LIABILITIES                                                (In thousands)
Capitalization:
    Common Stockholder's Equity:
       Common stock..............................................         $ 195,589           $ 195,589
       Additional paid-in capital................................           556,608             556,608
       Accumulated other comprehensive (loss), net of tax........           (69,867)            (73,487)
       Retained earnings.........................................           345,737             302,589
                                                                   ------------------  ------------------
          Total common stockholder's equity......................         1,028,067             981,299
    Cumulative preferred stock without mandatory
         redemption requirements.................................            12,800              12,800
    Long-term debt, less current maturities......................           986,648             987,210
                                                                   ------------------  ------------------
          Total capitalization...................................         2,027,515           1,981,309
                                                                   ------------------  ------------------
Current Liabilities:
    Short-term debt..............................................            62,500             124,900
    Accounts payable.............................................            64,757              78,313
    Accounts payable to parent...................................            56,504              73,571
    Accrued interest and taxes...................................            34,137               8,879
    Other current liabilities....................................            89,409              83,823
                                                                   ------------------  ------------------
          Total current liabilities..............................           307,307             369,486
                                                                   ------------------  ------------------
Deferred Credits:
  Accumulated deferred income taxes..............................           252,865             246,282
  Accumulated deferred investment tax credits....................            36,911              38,462
  Regulatory liabilities.........................................           316,953             316,384
  Asset retirement obligation....................................            48,393              46,416
  Minimum pension liability......................................           128,825             128,825
  Accrued post-retirement benefit costs..........................            20,347              20,638
  Other deferred credits.........................................           149,423             151,502
                                                                   ------------------  ------------------
     Total deferred credits......................................           953,717             948,509
                                                                   ------------------  ------------------
                                                                        $ 3,288,539         $ 3,299,304
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

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   Six Months Ended
                                                                                        June 30,
                                                                             --------------------------------
                                                                                 2004              2003
                                                                             --------------    --------------
                                                                                     (In thousands)

Cash Flows From Operating Activities:
  Net earnings available for common.........................................      $43,148           $67,076
  Adjustments to reconcile net earnings to net cash flows
    from operating activities:
     Depreciation and amortization..........................................       65,941            69,176
     Allowance for equity funds used during construction....................         (307)             (760)
     Accumulated deferred income tax........................................        2,473            22,644
     Transition costs write-off.............................................            -            16,720
     Cumulative effect of a change in accounting principle..................            -           (60,620)
     Net unrealized losses on marketing contracts and investments...........       (4,557)           (4,167)
  Changes in certain assets and liabilities:
     Accounts receivable....................................................       15,369            (9,128)
     Unbilled revenues......................................................       12,344             9,189
     Accrued post-retirement benefit costs..................................         (323)          (19,440)
     Other assets...........................................................        9,208             4,581
     Accounts payable.......................................................      (15,628)          (44,607)
     Accrued interest and taxes.............................................       25,259            21,113
     Other liabilities......................................................       (5,492)          (17,077)
                                                                             --------------    --------------
       Net cash flows from operating activities.............................      147,435            54,700
                                                                             --------------    --------------
Cash Flows From Investing Activities:
  Utility plant additions...................................................      (54,527)          (63,628)
  Nuclear fuel additions....................................................       (4,600)           (4,035)
  Utility plant additions related to allowance for borrowed funds used
     during construction and capitalized interest...........................       (1,371)             (418)
  Combustion turbine payments...............................................            -           (11,136)
  Eastern Interconnect Project buyout.......................................            -           (37,388)
  Purchase of bond investments..............................................      (12,247)                -
  Return of principal of PVNGS lessor notes.................................       10,274             9,406
  Other investing...........................................................       (4,145)              670
                                                                             --------------    --------------
       Net cash flows from investing activities.............................      (66,616)         (106,529)
                                                                             --------------    --------------

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                      --------------------------------
                                                                          2004              2003
                                                                      --------------    --------------
                                                                              (In thousands)

Cash Flows From Financing Activities:
  Short-term borrowings (repayments), net............................      (62,400)           22,090
  Long-term debt borrowings..........................................            -           182,000
  Long-term debt repayments..........................................            -          (182,000)
  Refund costs of pollution control bonds............................            -           (31,427)
  Equity contribution from parent....................................            -           110,000
  Dividends paid.....................................................         (293)             (293)
  Other financing....................................................         (177)             (327)
  Change in intercompany accounts....................................      (24,567)          (47,146)
                                                                      --------------    --------------
       Net cash flows from financing activities......................      (87,437)           52,897
                                                                      --------------    --------------
  Increase (decrease) in Cash and Cash Equivalents...................       (6,618)            1,068
  Beginning of Period................................................       11,607             3,094
                                                                      --------------    --------------
  End of Period......................................................      $ 4,989           $ 4,162
                                                                      ==============    ==============
Supplemental Cash Flow Disclosures:
  Interest paid, net of capital interest.............................      $25,272           $35,858
                                                                      ==============    ==============
  Income taxes (refunded), net.......................................     $ (2,749)         $ (4,092)
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

              PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                              Three Months Ended         Six Months Ended
                                                                   June 30,                  June 30,
                                                            ----------------------- -------------------------
                                                              2004        2003          2004         2003
                                                            ----------- ----------- ------------- -----------
                                                                            (In thousands)

Net Earnings Available for Common..........................  $ 15,791    $ 21,512      $ 43,148     $ 67,076
                                                            ----------- ----------- ------------- -----------
  Other Comprehensive Income, net of tax:

  Unrealized gain (loss) on securities:
       Unrealized holding gains (losses) during the
        period, net of tax of $(48), $(826), $(326)
        and $(797) ........................................        74       1,260           497        1,216
       Reclassification adjustment for amounts
        included in net income, net of tax of  $257, $19,
        $435 and $28.......................................      (392)        (29)         (664)         (43)

  Minimum pension liability adjustment,
        net of tax of $(12)................................         -           -            19            -

  Mark-to-market adjustment for certain
     derivative transactions:
       Change in fair market value of designated cash
        flow hedges, net of tax of $(1,342), $(7,611),
        $(2,678) and $(6,820)..............................     2,048      11,614         4,087       10,407
       Reclassification adjustment for amounts in net
        income, net of tax benefit of $(430), and $209.....       657           -          (319)           -
                                                            ----------- ----------- ------------- -----------
Total Other Comprehensive Income...........................     2,387      12,845         3,620       11,580
                                                            ----------- ----------- ------------- -----------
Total Comprehensive Income.................................  $ 18,178    $ 34,357      $ 46,768     $ 78,656
                                                            =========== =========== ============= ===========




                 The accompanying notes are an integral part of
                          these financial statements.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)    Accounting Policies and Responsibility for Financial Statements

       In the opinion of the management of PNM Resources, Inc. (the "Holding Company") and Subsidiaries and Public Service Company of New Mexico and Subsidiaries ("PNM") (collectively, the "Company") the accompanying unaudited interim consolidated financial statements reflect all normal and recurring accruals and adjustments which are necessary to present fairly the Company's financial position at June 30, 2004 and December 31, 2003, the consolidated results of its operations and comprehensive income for the three and six months ended June 30, 2004 and 2003 and the consolidated statements of cash flows for the six months ended June 30, 2004 and 2003. These consolidated financial statements are unaudited, and certain information and note disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these financial statements should refer to the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2003, that are included in the Company's Annual Reports on Form 10-K for the year ended December 31, 2003. The results of operations presented in the accompanying financial statements are not necessarily representative of operations for an entire year.

Presentation

       The Notes to Consolidated Financial Statements of the Company are presented on a combined basis. The business of PNM constitutes substantially all of the business of the Holding Company and Subsidiaries. Therefore, the financial results and results of operations of PNM are virtually identical to the consolidated results of the Holding Company and all its subsidiaries. For discussion purposes, this report will use the term "Company" when discussing matters of common applicability to the Holding Company and PNM. Readers of the Notes to Consolidated Financial Statements should assume that the information presented applies to the consolidated results of operations and financial position of both the Holding Company and its subsidiaries and PNM, except where the context or references clearly indicate otherwise. Discussions regarding specific contractual obligations generally reference the company that is legally obligated. In the case of contractual obligations of PNM, these obligations are consolidated with the Holding Company and its subsidiaries under generally accepted accounting principles ("GAAP"). Broader operational discussions refer to the Company.

       Certain amounts in the 2003 consolidated financial statements and notes have been reclassified to conform to the 2004 financial statement presentation.

Decommissioning Costs

       Accounting for decommissioning costs for nuclear and fossil-fuel generation involves significant estimates related to costs to be incurred many years in the future after plant closure. Changes in these estimates could significantly impact the Company's financial position, results of operation and cash flows. The Company owns and leases nuclear and fossil-fuel facilities that are within and outside of its retail service areas. The Company adopted the

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

accounting requirements of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") on January 1, 2003. Under SFAS 143, the Company is only required to recognize and measure decommissioning liabilities for tangible long-lived assets for which a legal obligation exists. Adoption of the statement changed the Company's method of accounting for both nuclear generation decommissioning and fossil fuel generation decommissioning. Nuclear decommissioning costs are based on site-specific estimates of the costs for removing all radioactive and other structures at the site. PVNGS Unit 3 is currently excluded from the Company's retail rates base while Units 1 and 2 are included in the Company's retail rates. The Company collects a provision for ultimate decommissioning of Units 1 and 2 in its rates and recognizes a corresponding expense and liability for these amounts. The Company believes that it will continue to be able to collect for its legal asset retirement obligations for nuclear and fossil-fuel generation activities included in the ratemaking process.

       Upon implementation of SFAS 143 in 2003 the net difference between the amounts determined to represent legal AROs under SFAS 143 and the Company's previous method of accounting for decommissioning costs was recognized as a cumulative effect of a change in accounting principle, increasing earnings by $37.4 million, net of related income tax expense of $24.5 million.

Pension and Other Post-retirement Benefits

       In 2003, the Company changed the actuarial valuation measurement date for the pension plan and other post-retirement benefits from September 30 to December 31 to better reflect the actual pension balances as of the Company's balance sheet dates and recognized a cumulative effect of a change in accounting principle decreasing earnings by $0.8 million, net of income tax benefit of $0.5 million.

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

       Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to retain the intrinsic value method of accounting as described above, and has adopted the disclosure requirements of SFAS 123 only.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


       At June 30, 2004, the Company had three stock-based employee compensation plans. Options continue to be granted under only two of these plans. Had compensation expense for the Company's stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS 123, the effect on the Company's pro forma net earnings and pro forma earnings per share would be as follows (in thousands, except per share data):

                                                     Three Months Ended              Six Months Ended
                                                          June 30,                       June 30,
                                                     2004           2003           2004           2003
                                                 -------------  --------------  -------------  -------------
Net earnings...................................     $16,849         $17,596        $41,627        $64,965
Deduct:  Total stock-based employee
   compensation expense determined
   under fair value based method for all
   awards, net of related tax effects..........        (741)           (567)        (1,407)        (1,078)
                                                -------------  --------------  -------------  -------------
Pro forma net earnings.........................     $16,108         $17,029        $40,220        $63,887
                                                =============  ==============  =============  =============
Earnings per share:
    Basic - as reported........................      $ 0.28          $ 0.30         $ 0.69         $ 1.10
                                                =============  ==============  =============  =============
    Basic - pro forma..........................      $ 0.27          $ 0.29         $ 0.67         $ 1.09
                                                =============  ==============  =============  =============
    Diluted - as reported......................      $ 0.28          $ 0.30         $ 0.68         $ 1.09
                                                =============  ==============  =============  =============
    Diluted - pro forma........................      $ 0.26          $ 0.29         $ 0.66         $ 1.08
                                                =============  ==============  =============  =============

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

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


       In addition, adjustments related to Emerging Issues Task Force ("EITF") Issue 03-11 "Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not Held for Trading Purposes" are included in Corporate and Other. These accounting pronouncements require a net presentation of realized gains and loss for certain non-trading derivatives. Management evaluates wholesale operations on a gross presentation basis due to its net asset-backed marketing strategy and the importance the strategy places on the Company's ability to repurchase and remarket previously sold capacity. The Company has publicly referred to this as "velocity".

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

Gas

       Gas distributes natural gas to most of the major communities in New Mexico, including two of New Mexico's three largest metropolitan areas, Albuquerque and Santa Fe. The Company's customer base includes both sales-service customers and transportation-service customers. PNM purchases natural gas in the open market and resells it at cost to its sales- service customers. As a result, increases or decreases in gas revenues resulting from wholesale gas price fluctuations do not impact the Company's consolidated gross margin or earnings.

Transmission

       The Company owns or leases transmission lines, interconnected with other utilities in New Mexico and south and east into Texas, west into Arizona, and north into Colorado and Utah. Transmission revenues consist of sales to third parties as well as to Electric and Wholesale.

                              WHOLESALE OPERATIONS

       Wholesale consists of the generation and sale of electricity into the wholesale market based on three product lines that include long-term contracts, forward sales and short-term sales. The source of these sales is supply created by selling the unused capacity and energy of jurisdictional assets, the capacity and energy of the Company's plants excluded from retail rates, and purchased power. Both regulated and unregulated generation is jointly dispatched in order

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


to improve reliability, provide the most economical power to retail customers and maximize profits on any wholesale transactions.

       Long-term contracts include sales to wholesale customers with multi-year arrangements. These contracts range from 1 to 17 years with an average of 6.7 years. Forward sales include third party purchases in the forward market that range from 1 month to 3 years. These transactions do not qualify as normal sales and purchases as defined in SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, and thus are generally marked to market. Short-term sales generally include spot market, hour ahead, day ahead and week ahead contracts with terms of 30 days or less. Also included in short-term sales are sales of any excess generation not required to fulfill PNM's retail load and contractual commitments. Short-term sales also cover the revenue credit to retail customers as specified in the most recent electric rate agreement.

                               CORPORATE AND OTHER

       The Holding Company performs substantially all of the corporate activities of PNM. These activities are billed to PNM on a cost basis to the extent they are for the corporate management of PNM and are allocated to the operating segments. The Holding Company's wholly-owned subsidiary, Avistar, was formed in August 1999 as a New Mexico corporation and is currently engaged in certain unregulated and non-utility businesses. In January 2002, Avistar was dividended to the Holding Company pursuant to an order from the PRC. This segment also includes the reconciling items discussed above.






                           (Intentionally left blank)

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


       Summarized financial information by business segment for the three months ended June 30, 2004 is as follows:

                                                                        Utility
                                         ------------------------------------------------------------------
                                         Electric        Gas          Transmission  Eliminations    Total
                                         ------------ ------------- --------------- ------------ ----------
                                                                    (In thousands)
2004:
Operating revenues:
   External customers..................    $ 130,695     $ 80,886        $   4,420      $     -   $ 216,001
   Intersegment revenues...............            -            -            7,992       (7,992)          -
Depreciation and amortization..........       13,983        4,738            2,706            -      21,427
Interest income........................        6,821          219              312            -       7,352
Interest charges.......................        7,219        2,737            1,459            -      11,415
Total income tax expense (benefit).....        5,775       (1,257)             448            -       4,966
Operating income.......................       11,869          697            1,909            -      14,475
Segment net earnings (loss)............        8,811       (1,915)             685            -       7,581

Total assets...........................    1,439,950      503,446          293,419            -   2,236,815
Gross property additions...............       17,822        7,787            4,577            -      30,186

                                                        Corporate
                                          Wholesale     and Other      Consolidated
                                         ------------ ------------- ---------------
                                                     (In thousands)
2004:
Operating revenues:
   External customers..................    $ 158,894    $  (9,282) (a)   $ 365,613
   Intersegment revenues...............            -            -                -
Depreciation and amortization..........        3,754        1,250           26,431
Interest income........................        1,350          142            8,844
Interest charges.......................        3,392       (2,752)          12,055
Total income tax expense...............        3,900          830            9,696
Operating income (loss)................        8,356         (567)          22,264
Segment net earnings...................        5,951        3,317           16,849

Total assets...........................      422,410      686,861        3,346,086
Gross property additions...............        2,049          944           33,179

       (a) Includes EITF 03-11 impact, under which wholesale revenues and the associated cost of energy of $9.4 million are reclassified to a net margin basis in accordance with GAAP.



                           (Intentionally left blank)

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


       Summarized financial information by business segment for the three months ended June 30, 2003 is as follows:

                                                                        Utility
                                        --------------------------------------------------------------------
                                          Electric        Gas       Transmission   Eliminations     Total
                                        ------------ ------------- --------------- ------------ ------------
                                                                   (In thousands)
 2003:
 Operating revenues:
    External customers................   $ 131,091      $ 59,520        $  2,317       $    -      $192,928
    Intersegment revenues.............           -             -          10,554       (7,777)        2,777
 Depreciation and amortization........      15,843         5,498           2,337            -        23,678
 Interest income......................       8,601           332              74            -         9,007
 Interest charges.....................       6,705         3,413           1,669            -        11,787
 Total income tax expense (benefit)...       6,846        (2,342)            559            -         5,063
 Operating income (loss)..............      13,263          (290)          2,500            -        15,473
 Segment net earnings (loss)..........      13,479        (3,496)            868            -        10,851

 Total assets at December 31, 2003....   1,429,291       509,111         275,301            -     2,213,703
 Gross property additions.............      12,584        14,013           6,483            -        33,080

                                                       Corporate
                                        Wholesale      and Other     Consolidated
                                       ------------- ------------- ---------------
                                                    (In thousands)
2003:
Operating revenues:
   External customers.................   $ 132,742        $   52       $ 325,722
   Intersegment revenues..............         900        (3,677)              -
Depreciation and amortization.........       3,569         1,603          28,850
Interest income.......................       1,145           325          10,477
Interest charges......................       3,613         2,364          17,764
Total income tax expense..............       4,932           220          10,215
Operating income......................      10,420         4,021          29,914
Segment net earnings (loss)...........       8,090        (1,345)         17,596

Total assets at December 31, 2003.....     425,372       739,554       3,378,629
Gross property additions..............       1,646         2,738          37,464




                           (Intentionally left blank)

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



       Summarized financial information by business segment for the six months ended June 30, 2004 is as follows:

                                                                          Utility
                                       -----------------------------------------------------------------------
                                         Electric         Gas         Transmission    Eliminations     Total
                                       ------------- -------------- ---------------- -------------- ----------
                                                                     (In thousands)
2004:
Operating revenues:
   External customers................    $ 260,731      $ 256,760         $  8,834       $     -    $ 526,325
   Intersegment revenues.............            -              -           15,888       (15,888)           -
Depreciation and amortization........       27,953          9,467            5,414             -       42,834
Interest income......................       13,662          1,158              418             -       15,238
Interest charges.....................       14,447          5,476            2,936             -       22,859
Total income tax expense.............       12,876          4,900            1,135             -       18,911
Operating income.....................       25,740         12,303            4,352             -       42,395
Segment net earnings.................       19,647          7,478            1,732             -       28,857

Total assets.........................    1,439,950        503,446          293,419             -    2,236,815
Gross property additions.............       31,456         14,028            8,849             -       54,333

                                                       Corporate
                                         Wholesale     and Other      Consolidated
                                       ------------- ------------- -----------------
                                                     (In thousands)
2004:
Operating revenues:
   External customers................     $ 292,666      $ (9,725) (a)   $ 809,266
   Intersegment revenues.............             -             -                -
Depreciation and amortization........         7,508         2,226           52,568
Interest income......................         2,738           789           18,765
Interest charges.....................         6,786        (3,761)          25,884
Total income tax expense (benefit)...         6,924        (1,832)          24,003
Operating income (loss)..............        15,264        (1,861)          55,798
Segment net earnings.................        10,566         2,204           41,627

Total assets.........................       422,410       686,861        3,346,086
Gross property additions.............         4,848         2,867           62,048

       (a) Includes EITF 03-11 impact, under which wholesale revenues and the associated cost of energy of $10.1 million are reclassified to a net margin basis in accordance with GAAP.



                           (Intentionally left blank)

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


       Summarized financial information by business segment for the six months ended June 30, 2003 is as follows:

                                                                       Utility
                                      ---------------------------------------------------------------------
                                        Electric         Gas         Transmission  Eliminations     Total
                                      ------------- -------------- --------------- ------------- ----------
                                                                   (In thousands)
2003:
Operating revenues:
   External customers................   $ 257,296      $ 203,706         $  6,874     $     -    $ 467,876
   Intersegment revenues.............           -              -           18,189     (15,412)       2,777
Depreciation and amortization........      31,578         10,940            4,659           -       47,177
Interest income......................      16,056          1,109               58           -       17,223
Interest charges.....................      13,352          6,789            3,079           -       23,220
Total income tax expense.............      15,208          2,105            1,028           -       18,341
Operating income.....................      28,569          9,400            4,652           -       42,621
Segment net earnings.................      26,239          3,290            1,583           -       31,112

Total assets at December 31, 2003....   1,429,291        509,111          275,301           -    2,213,703
Gross property additions.............      30,972         21,234           11,330           -       63,536

                                                      Corporate
                                        Wholesale     and Other       Consolidated
                                      ------------- -------------- ---------------
                                                     (In thousands)
2003:
Operating revenues:
   External customers................   $ 243,358        $   112         $711,346
   Intersegment revenues.............         900         (3,677)               -
Depreciation and amortization........       7,060          2,987           57,224
Interest income......................       2,595          1,359           21,177
Interest charges.....................       7,161          5,616           35,997
Total income tax expense (benefit)...       6,122         (7,779) (a)      16,684
Operating income.....................      15,064          5,655           63,340
Segment net earnings (loss)..........       9,905        (12,673) (a)      28,344

Total assets at December 31, 2003....     425,372        739,554        3,378,629
Gross property additions.............       5,382          3,814           72,732

       (a) Includes $10.1 million write-off of transition costs, net of tax benefit of $6.6 million, due to the repeal of deregulation in New Mexico.

(3)    Fair Value of Financial Instruments

Retail Natural Gas Contracts

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

       PNM purchased $5.7 million of natural gas options in the first six months of 2004 to protect its natural gas customers from the risk of rising prices during the 2004-2005 heating season. In total, PNM plans to expend approximately $10.0 million in 2004 to purchase gas options that essentially cap the amount the Company would pay for each volume of gas subject to the options during the winter heating season. PNM expects to recover its option premiums as a component of the PGAC during the months of October 2004 through February 2005.

Wholesale Electricity Contracts

       The Company's Wholesale Operations have entered into various forward physical contracts for the purchase and sale of electricity with the intent to optimize its net generation position. These contracts, which are derivatives, do not qualify for normal purchase and sale designation pursuant to GAAP, and are marked to market.

       For the three months ended June 30, 2004, the Company's Wholesale Operations settled derivative forward contracts for the sale of electricity that generated $45.5 million of electric revenues by delivering 0.9 million megawatt hours ("MWh"). The Company settled derivative forward contracts for the purchase of electricity of $43.5 million or 0.9 million MWh to support these contractual sales and other open market sales opportunities. For the three months ended June 30, 2003, the Company's Wholesale Operations settled derivative forward contracts for the sale of electricity that generated $37.5 million of electric revenues by delivering 0.9 million MWh. The Company settled derivative forward contracts for the purchase of electricity of $38.6 million or 0.9 million MWh to support these contractual sales and other open market sales opportunities.

       For the six months ended June 30, 2004, the Company's Wholesale Operations settled derivative forward contracts for the sale of electricity that generated $72.5 million of electric revenues by delivering 1.6 million MWh. The Company settled derivative forward contracts for the purchase of electricity of $68.2 million or 1.5 million MWh to support these contractual sales and other open market sales opportunities. For the six months ended June 30, 2003, the Company's Wholesale Operations settled derivative forward contracts for the sale of electricity that generated $59.8 million of electric revenues by delivering
1.4 million MWh. The Company settled derivative forward contracts for the purchase of electricity of $61.0 million or 1.5 million MWh to support these contractual sales and other open market sales opportunities.

       As of June 30, 2004, the Company had open derivative forward contract positions to buy $71.3 million and to sell $82.6 million of electricity. At June 30, 2004, the Company had a gross mark-to-market gain (asset position) on these derivative forward contracts of $12.4 million and a gross mark-to-market loss (liability position) of $7.7 million, with a net mark-to-market gain (asset position) of $4.7 million recorded in other assets and liabilities. The change in mark-to-market valuation is recognized in earnings each period and is recorded in operating revenues.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


       The Company's Wholesale Operations also entered into forward physical contracts for the sale of the Company's electric capacity in excess of its retail and wholesale firm requirement needs, including reserves. In addition, the Company entered into forward physical contracts for the purchase of retail needs, including reserves, when resource shortfalls exist. The Company generally accounts for these as normal sales and purchases as defined by SFAS 133, as amended. From time to time the Company makes forward purchases to serve its retail needs when the cost of purchased power is less than the incremental cost of its generation. At June 30, 2004, the Company had open forward positions classified as normal sales of electricity of $187.4 million and normal purchases of electricity of $90.6 million, which will be reflected in the financial statements upon physical delivery.

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

       The Company is exposed to credit risk in the event of non-performance or non-payment by counterparties of its financial and physical derivative instruments. The Company uses a credit management process to assess and monitor the financial conditions of counterparties. The Company's credit risk with its largest counterparty as of June 30, 2004 and December 31, 2003 was $28.3 million and $23.5 million, respectively.

Wholesale Gas Contracts

       Beginning in the second quarter, the Company's Wholesale Operations have entered into various forward physical contracts for the purchase of gas with the intent to optimize its net generation position. These contracts, which are derivatives, do not qualify for normal purchase and sale designation pursuant to GAAP, and are marked to market. For the three months ended June 30, 2004, the Company's Wholesale Operations settled derivative forward contracts for the sale of gas that generated $6.1 million of revenues and settled derivative forward contracts for the purchase of gas of $5.4 million.

       As of June 30, 2004, the Company had open derivative forward contract positions to buy $31.9 million and to sell $33.3 million of gas. At June 30, 2004, the Company had a gross mark-to-market gain (asset position) on these derivative forward contracts of $0.9 million and a gross mark-to-market loss (liability position) of $0.6 million, with a net mark-to-market gain (asset position) of $0.3 million recorded in other current assets and liabilities, respectively. The change in mark-to-market valuation is recognized in earnings each period and is recorded in operating revenues. The Company expects to settle these open derivative forward contract positions by September 2004.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(4)    Earnings Per Share

       In accordance with SFAS No. 128, "Earnings per Share" ("SFAS 128"), dual presentation of basic and diluted earnings per share has been presented in the Consolidated Statements of Earnings. The following reconciliation illustrates the impact on the share amounts of potential common shares and the earnings per share amounts (in thousands except per share amounts):

                                                         Three Months Ended           Six Months Ended
                                                              June 30,                    June 30,
                                                      -------------------------- ----------------------------
                                                         2004          2003          2004           2003
                                                      ------------ ------------- -------------  -------------
Basic:
Net Earnings Before Cumulative Effect of
   Changes in Accounting Principles.................     $16,849       $17,596       $41,627        $28,344
Cumulative Effect of Changes in
   Accounting Principles, net of tax of $23,999.....           -             -             -         36,621
                                                      ------------ ------------- -------------  -------------
Net Earnings........................................     $16,849       $17,596       $41,627        $64,965
                                                      ============ ============= =============  =============
Average Number of Common Shares
   Outstanding......................................      60,404        59,046        60,396         58,863
                                                      ============ ============= =============  =============
Net Earnings per Share of Common Stock
   (Basic)..........................................      $ 0.28        $ 0.30        $ 0.69         $ 1.10
                                                      ============ ============= =============  =============
Earnings Before Cumulative Effect of
   Changes in Accounting Principles.................        0.28          0.30          0.69           0.48
Cumulative Effect of Changes in
   Accounting Principles............................           -             -             -           0.62
                                                      ------------ ------------- -------------  -------------
Net Earnings per Share of Common Stock
   (Basic)..........................................      $ 0.28        $ 0.30        $ 0.69         $ 1.10
                                                      ============ ============= =============  =============






                           (Intentionally left blank)

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                                                        Three Months Ended           Six Months Ended
                                                             June 30,                    June 30,
                                                     -------------------------- ----------------------------
                                                        2004          2003          2004           2003
                                                     ------------ ------------- -------------  -------------
Diluted:
Net Earnings Before Cumulative Effect of
   Changes in Accounting Principles................     $16,849       $17,596       $41,627        $28,344
Cumulative Effect of Changes in
   Accounting Principles, net of tax of $23,999....           -             -             -         36,621
                                                     ------------ ------------- -------------  -------------

Net Earnings.......................................     $16,849       $17,596       $41,627        $64,965
                                                     ============ ============= =============  =============
Average Number of Common Shares
   Outstanding.....................................      60,404        59,046        60,396         58,863
Dilutive Effect of Common Stock
   Equivalents (a).................................         755           586           797            491
                                                     ------------ ------------- -------------  -------------
Average Common and Common
   Equivalent Shares...............................      61,159        59,632        61,193         59,354
                                                     ============ ============= =============  =============
Net Earnings per Share of Common Stock
   (Diluted).......................................      $ 0.28        $ 0.30        $ 0.68         $ 1.09
                                                     ============ ============= =============  =============
Earnings Before Cumulative Effect of
   Changes in Accounting Principles................        0.28          0.30          0.68           0.48
Cumulative Effect of Changes in
   Accounting Principles...........................           -             -             -           0.61
                                                     ------------ ------------- -------------  -------------
Net Earnings per Share of Common Stock
   (Diluted).......................................      $ 0.28        $ 0.30        $ 0.68         $ 1.09
                                                     ============ ============= =============  =============

       (a) Excludes the effect of average anti-dilutive common stock equivalents related to out-of-the-money options of 798,900 and 1,318,022 for the three months ended and 635,481 and 2,829,980 for the six months ended June 30, 2004 and 2003, respectively.

(5)    Capitalization

Stock Split

       On May 18, 2004, the Company's Board of Directors approved a 3-for-2 stock split that took place on June 11, 2004 for shareholders of record on June 1, 2004. The split increased the number of outstanding common shares by 20,134,648 shares, from 40,269,296 to 60,403,944. All references in the accompanying consolidated financial statements to numbers of shares outstanding and per share amounts have been restated to reflect the stock split.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Debt

       On April 1, 2004, PNM repriced $146.0 million of tax exempt pollution control bonds, with a previous interest rate of 2.75%. The new interest rate is 2.10% for a term of 2 years. These bonds will reprice next on April 1, 2006.

       On April 23, 2004, PNM entered into a rated commercial paper program. PNM may issue up to $300 million in commercial paper for up to 365 days. The commercial paper is unsecured and the proceeds were used to retire borrowings under the previous unrated commercial paper program, retirement of other short-term borrowings and other short-term cash management needs. PNM's Credit Facility serves as a backstop for the outstanding commercial paper.

       On April 29, 2004, the Holding Company entered into three fixed to floating interest rate swaps with an aggregate notional principal amount of $150 million. Under these swaps, the Holding Company receives a 4.40% fixed interest payment on the notional principal amount on a semi-annual basis and pays a floating rate equal to the six month London Interbank Offered Rate ("LIBOR") plus 58.15 basis points (0.58%) on the notional amount through September 15, 2008. The initial floating rate is approximately 1.91% and will be reset every six months. The floating rate will first be reset on September 15, 2004. The swap is accounted for as a fair-value hedge with a fair-market value (liability position) of approximately $1.3 million as of June 30, 2004.

 (6)   Pension and Other Post-Retirement Benefit Plans

       The Company and its subsidiaries maintain a qualified defined benefit pension plan ("Pension Plan"), medical and dental benefits to eligible retirees ("Other Post-Retirement Benefits"), and an Executive Retirement Plan. The following table shows the net periodic benefit cost or income of the Company's Pension Plan, Other Post-Retirement Benefit Plans, and the Executive Retirement
Plan:

                                                              Three Months Ended June 30,

                                                                   Other Post-          Executive
                                              Pension Plan     Retirement Benefits  Retirement Program
                                         --------------------- ------------------- ---------------------
                                           2004       2003      2004      2003        2004      2003
                                         ---------- ---------- --------- --------- ---------- ----------
                                                                    (In thousands)
Components of Net Periodic
Benefit Cost/(Income)
    Service cost.......................    $ 1,085    $ 1,297   $   601     $ 771      $ 25      $ 20
    Interest cost......................      7,340      7,023     1,826     1,960       310       308
    Expected return on assets..........     (9,843)    (8,777)   (1,232)   (1,148)        -         -
    Transition obligation..............          -          -       455       455         -         -
    Prior service cost amortization....         79         79    (1,050)     (648)       38        37
    Net loss amortization..............      1,158        977     1,234     1,031        33        22
                                         ----------- ---------- --------- --------- --------- ----------
  Net Periodic Benefit Cost/(Income)...    $  (181)   $   599   $ 1,834   $ 2,421      $406      $387
                                         =========== ========== ========= ========= ========= ==========

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                              Three Months Ended June 30,

                                                                   Other Post-          Executive
                                              Pension Plan     Retirement Benefits  Retirement Program
                                         --------------------- ------------------- ---------------------
                                           2004       2003      2004      2003        2004      2003
                                         ---------- ---------- --------- --------- ---------- ----------
                                                                    (In thousands)
Components of Net Periodic
Benefit Cost/(Income)
    Service cost.......................     $2,170    $ 2,594    $1,202     $1,542     $ 51      $  40
    Interest cost......................     14,680     14,045     3,652      3,920      620        616
    Expected return on assets..........    (19,686)   (17,554)   (2,464)    (2,296)       -          -
    Transition obligation..............          -          -       909        909        -          -
    Prior service cost amortization....        158        158    (2,099)    (1,296)      75         75
    Net loss amortization..............      2,315      1,955     2,468      2,062       66         44
                                         ---------- ---------- --------- ---------- --------- ----------
  Net Periodic Benefit Cost/(Income)...     $ (363)   $ 1,198    $3,668    $ 4,841    $ 812      $ 775
                                         ========== ========== ========= ========== ========= ==========

       For the six months ended June 30, 2004, the Company contributed $3.1 million to trusts for the Other Post-Retirement Benefits. The Company expects to contribute an additional $3.1 million in the second half of 2004.

(7)    Commitments and Contingencies

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

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

       The Four Corners region, in which San Juan Generating Station ("SJGS") and Four Corners Power Plant ("Four Corners") are located, has been experiencing drought conditions that may affect the water supply for the Company's generation plants. If adequate precipitation is not received in the watershed that supplies the Four Corners areas, the plants may be affected in 2005 and the future. The United States Bureau of Reclamation ("USBR") has approved a supplemental contract for 8,300 acre feet per year for a one-year term ending December 31, 2004. Environmental approvals have been obtained for the supplemental contract. PNM has also signed a voluntary shortage sharing agreement with tribes and other water users in the San Juan Basin for a one-year term ending December 31, 2004. Environmental approvals for that agreement have been obtained. A similar agreement was entered into in 2003. Although PNM does not believe that its operations will be materially affected by the drought conditions at this time, it cannot forecast the weather situation or its ramifications, or how regulations and legislation may impact PNM's situation in the future, should the drought continue.

                     Dugan Production Corporation Litigation

       In July 2002, Dugan Production Corp. filed a lawsuit in the County of San Juan, New Mexico, against the San Juan Coal Company ("SJCC"). In September 2002, the SJCC removed the lawsuit to the United States District Court for the District of New Mexico. The lawsuit sought to enjoin the underground mining of coal from a portion of the land that is to be used for the underground mine. The plaintiff also sought monetary damages.

       The SJCC, through leases with the federal government and the State of New Mexico, owns coal interests with respect to the underground mine. The plaintiff, through leases with the federal government, the State of New Mexico and certain private parties, claims to own certain oil and gas interests in portions of the land that is to be used for the underground mine. SJCC has entered into a settlement with the plaintiff and the United States Bureau of Land Management which was signed on April 1, 2004. The settlement will not have a material adverse impact on the Company or its operations. As part of the settlement, a joint motion to dismiss was granted on April 19, 2004.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

       As a result of the foregoing conditions in the Western market, the Federal Energy Regulatory Commission ("FERC") and other federal and state governmental authorities initiated investigations, litigation and other proceedings relevant to the Company and other sellers. The more significant of these in relation to the Company are summarized below.

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

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


       In March 2003, the FERC issued an order substantially adopting the ALJ's findings in his December 2002 decision, but requiring a change to the formula used to calculate refunds. The FERC raised concerns that the indices for California gas prices, a major element in the formula, had been subject to potential manipulation and were unverifiable. The effect of this change, which is not yet final, would be to increase PNM's refund liability. In October 2003, the FERC issued its order on rehearing in which it affirmed its decision to change the gas price indices used to calculate the refund amounts. This has the effect of increasing the Company's amount of refund. The precise amounts, however, will not be certain until the Cal ISO and Cal PX recalculate refund amounts which FERC required that they do as soon as possible, but no later than five months after its October 2003 Order. The Cal ISO previously advised FERC that it would not complete the recalculation of the refund amounts until August 2004, however, current estimates are that the Cal ISO will not complete its analysis prior to December 2004. On June 30, 2004, the FERC hosted a settlement conference in which the California parties proposed a settlement template for the California refund proceedings. The Company is currently evaluating the template provided in the settlement conference and is unable to predict whether settlement will be reached, or the ultimate outcome of this FERC proceeding, or whether PNM will be ultimately directed to make any refunds as the result of the FERC order.

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

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

       In September 2003, PNM filed its responses to the Gaming Partnerships Order indicating that it did not engage in the alleged "partnerships, alliances or other arrangements" with the alleged parties. In October 2003, PNM filed testimony and exhibits in the case reasserting its response previously filed. In January 2004, the FERC issued an order granting FERC staff's motion to dismiss seven of the thirteen PNM customers on grounds that there was no evidence to conclude that these companies used their commercial relationship with PNM to game the California ISO and PX markets. On February 27, 2004, the FERC staff and the California parties filed their testimony. The FERC staff did not identify any improper conduct by PNM. In March 2004, FERC approved the settlements

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


entered into by two of the thirteen PNM customers and dismissed another of PNM's customers from the proceeding. Of the three remaining PNM customers in the docket, the FERC staff has entered into settlement agreements with two of them. The California parties allege that PNM provided false information regarding parking transactions that allowed other parties to game the California market. PNM believes that it has not engaged in improper conduct and intends to defend itself vigorously against these allegations. In May 2004, the Chief ALJ issued an order suspending the procedural schedule in the docket pursuant to the California parties' request to enable the parties to engage in settlement discussions of all matters related to the "California energy crisis." PNM continues to have discussions with the FERC staff regarding possible dismissal of the charges against PNM and attended the June 30, 2004 settlement conference (see "California Refund Proceeding" above). The Company is unable to predict whether settlement will be reached or the outcome of this matter.

Investigation of Anomalous Bidding Behavior and Practices in the Western Markets

       In June 2003, the FERC issued an order finding that certain bids into the Cal ISO and Cal PX markets during the period May 1 through October 1, 2000 appear to have been excessive, in violation of the prohibitions against anomalous market behavior in the market monitoring protocols of the Cal ISO and Cal PX tariffs. The order directed the FERC's Office of Market Oversight and Investigation ("OMOI") to conduct a further investigation into bids in excess of $250 per MW during that period. In July 2003, PNM received a data request from OMOI to all sellers into the Cal ISO and Cal PX markets that submitted bids in excess of $250 per MW to the Cal ISO and Cal PX during the period covered by the investigation. In July 2003, PNM submitted its response to OMOI's data request, in which PNM provided justification of its bidding strategies during that period. In July 2003, PNM joined with other sellers in filing a request for rehearing of the June 2003 order, challenging the FERC's determination that bids above $250 per MW into the Cal ISO and Cal PX markets during the period May 1 through October 1, 2000 were prima facie excessive or in violation of the Cal ISO and Cal PX tariffs. The request for hearing is currently pending before the FERC. PNM has received supplemental requests for information and data from OMOI, to which PNM responded. In May 2004, PNM received a letter from the director of OMOI indicating that, pursuant to OMOI's review of the information PNM provided during the investigation, the investigation into PNM's bidding practices was terminated. The Company does not anticipate any additional action by FERC OMOI related to this investigation into PNM's bidding practices.

California Power Exchange and Pacific Gas and Electric Bankruptcies

       In January and February 2001, Southern California Edison ("SCE") and PG&E, major purchasers of power from the Cal PX and Cal ISO, defaulted on payments due to Cal PX for power purchased from the Cal PX in 2000. These defaults caused the Cal PX to seek bankruptcy protection. PG&E subsequently also sought bankruptcy protection. PNM has filed its proofs of claims in the Cal PX and PG&E bankruptcy proceedings. Amounts due to PNM from the Cal PX or Cal ISO for power sold to them in 2000 and 2001 total approximately $7 million. The Company has provided allowances for the total amount due from the Cal PX and Cal ISO. Both the PG&E and CalPX bankruptcy cases have confirmed plans of

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


reorganization in which the claims of various creditors have been specially classified and are waiting a final determination by FERC before the claims are actually paid. The PG&E bankruptcy case has an escrow account and the CalPX bankruptcy has established a settlement account, both of which are awaiting setting the level of claims and a determination of the allocation of funds by FERC.

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

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

Block Forward Agreement Litigation

       In February 2002, PNM was served with a declaratory relief complaint filed by the State of California in California state court. The state's declaratory relief complaint seeks a determination that the state is not liable for its commandeering of certain energy contracts known as "Block Forward Agreements". The Block Forward Agreements were a form of futures contracts for the purchase of electricity at below-market prices and served as security for payment by PG&E and SCE for their electricity purchases through the Cal PX. When PG&E and SCE defaulted on payment obligations incurred through the Cal PX, the Cal PX moved to liquidate the Block Forward Agreements to satisfy in part the obligations owed by PG&E and SCE. Before the Cal PX could liquidate the Block Forward Agreements, California commandeered them for its own purposes. In March 2001, PNM and other similarly situated sellers of electricity through the Cal PX filed claims for damages with the California state Victims Compensation and Government Claims Board ("Victims Claims Board") on the theory that the state, by commandeering the Block Forward Agreements, had deprived them of security to which they were entitled under the terms of the Cal PX's tariff. The Victims Claims Board denied PNM `s claim in March 2002. PNM filed a complaint against the State of California in California state court in September 2002, seeking damages for the state's commandeering of the Block Forward Agreements and requesting judicial coordination with the state's declaratory relief action filed in February 2002 on the basis that the two actions raise essentially the same issues. The judge delayed establishing a procedural schedule for the case pending a determination of the Cal PX's status in the litigation. The judge has since held that the Cal PX could represent the interests of Cal PX participants in the litigation. In March 2004, both the Cal PX and the State of California filed demurrers against each other's actions, alleging each other's actions failed to a state cause of action and that the issues raised in the other's case were identical to the issues raised in their own cases. In a hearing held in April 2004, the judge determined not to rule on the demurrers until the specific market participants named in the declaratory action proceeding affirmatively determined whether they would agree to be bound by any judgment reached in the Cal PX complaint action. As a result of the judge's order issued in May 2004, the various parties in the case were presented with a proposed stipulation under which the sellers would agree that the Cal PX would represent their interest in the proceedings, the sellers would agree to be bound by any judgment in the case, the sellers would dismiss their complaints against the State of California, and in turn, the State of California would dismiss its cross-complaints against the sellers, and the Cal PX would amend its complaint to indicate that it is bringing the lawsuit on behalf of the sellers. The Company will agree to the stipulation. The Company cannot predict the outcome of the litigation involving the Cal PX and the State of California, or whether the Company will be awarded any damages as a result of the litigation.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                    Wholesale Power Marketing Antitrust Suit

       On June 14, 2004, PNM received notice that PNM has been included in a list of fifty-six (56) defendants that have been sued by the City of Tacoma Department of Public Utilities ("Tacoma") in federal district court in the State of Washington. PNM has been listed in a class of defendants referred to as the "Trading Defendants", who allegedly engaged in buying, selling and marketing power in California and other locations in the Western United States. The complaint alleges the Trading Defendants acted in concert among themselves and with "Non-Defendant Trading Co-Conspirators" that were engaged in conduct that amounted to "market manipulations"; which the complaint defines as a pattern of activities that had the purpose and effect of creating the impressions that the demand for power was higher, the supply of power was lower, or both, than was in fact the case. The complaint identifies specific conduct that allegedly amounts to "market manipulations", including the submission of false information and misrepresentation regarding load schedules, bids, power supply, transmission congestion, source and destination of energy, the supply and provision of energy and ancillary services. The complaint alleges the activities of the Trading Defendants, along with "Generator Defendants", who are defined as generators who generated power for sale into California and other Western markets, and the co-conspirators, resulted in substantially increased prices for energy in the Pacific Northwest spot market in excess of what otherwise would have been the price absent such unlawful acts, in violation of antitrust laws. The complaint asserts damages in excess of $175 million from the multiple defendants. The Company cannot predict the outcome of this litigation but intends to vigorously defend itself.

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

       No complaint has been filed against PNM by the EPA, and the Company believes that all of the routine maintenance, repair, and replacement work

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

       Both sides in the litigation filed motions for partial summary judgment and the court entered an order granting PNM's motion for summary judgment on the PSD issues, dismissing that portion of the case against PNM. A trial on certain preliminary liability issues on the opacity claims was held in November 2003. At this trial, the plaintiffs presented their case and PNM presented certain defenses, including that the measurement methods relied on by GCT are contradicted by other measurement methods or by other qualified scientific data. On February 2, 2004 the court entered a Memorandum Opinion on PNM's general defenses. The Memorandum Opinion rejected PNM's arguments concerning the proper method for determining opacity compliance, but allowed PNM to present evidence

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


in the next part of the liability trial addressing and defending against liability for specific alleged opacity violations. A status conference was held on March 5, 2004. The court advised that the next phase of the liability trial would likely be scheduled in August or September 2004. A trial on remedy issues, if necessary, would be scheduled at a later date. Pursuant to court order, PNM submitted a settlement offer to plaintiffs on May 28, 2004 to which the plaintiffs responded on June 11, 2004. A settlement conference mediated by a federal magistrate judge was held on July 1, 2004 but did not result in settlement. A further settlement conference will likely take place in November. At the direction of the court, the parties conferred about streamlining the next phase of the trial. The parties agreed to a stipulation which was adopted by the court on May 26, 2004. Under the terms of the stipulation, the parties agreed to forego a subsequent liability phase of trial on approximately 42,000 opacity exceedances which were therefore found to be violations. Of those 42,000 violations, approximately 30,000 are attributed to condensed water vapor. The litigation will now proceed to the remedy phase where the Company will present its case that the violations were not of such a nature as to require large penalties or injunctive relief. The Company is unable to predict the ultimate outcome of the matter.

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

                         Archeological Site Disturbance

       The Company hired Great Southwestern Construction, Inc. ("Great Southwestern"), to conduct certain "climb and tighten" activities on a number of electric transmission lines in New Mexico between July 2001 and December 2001. Those lines traverse a combination of federal, state, tribal and private properties in New Mexico. In late May 2002, the U.S. Forest Service ("USFS") notified PNM that apparent disturbances to archeological sites had been discovered in and around the rights-of-way for PNM's transmission lines in the Carson National Forest in New Mexico. Great Southwestern had performed "climb and tighten" activities on those transmission lines.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


       PNM confirmed the existence of the disturbances, as well as disturbances associated with certain arroyos that may raise issues under section 404 of the Clean Water Act. PNM contracted for an archeological assessment and a proposed remediation plan with respect to the disturbances and has provided the assessment to the USFS and the federal Bureau of Land Management ("BLM"). The Santa Fe Forest issued a notice of non-compliance to PNM for alleged non-compliance with the terms and conditions of PNM's special use authorization relating to maintenance of PNM's power lines on USFS land.

        By letter dated March 22, 2004, the Navajo Nation Historic Preservation Department ("NNHPD") indicated that it would not pursue either criminal or civil damages under the Archeological Resources Protection Act and proposed a stipulation to address disturbances on Navajo Nation Land. PNM and Great Southwestern entered into a letter agreement, dated June 7, 2004, with the NNHPD for a survey of potential impacts on Navajo Nation land. If disturbed cultural resources are encountered, appropriate treatment plans will be implemented. Under the terms of the June 7, 2004 letter agreement, the NNHPD agreed to release all claims against PNM and Great Southwestern for any impacts on Navajo Nation land arising from the "climb and tighten" project. The Company is unable to predict the outcome of this matter and cannot with any certainty the potential impact on the Company's operations.

                            Excess Emissions Reports

       As required by law, whenever there are excess emissions from SJGS, due to such causes as start-up, shutdown, upset, breakdown or certain other conditions, PNM makes filings with the NMED. For some three years, PNM has been in discussions with NMED concerning excess emissions reports for the period after January 1997. PNM and NMED have entered into several agreements tolling the running of the statute of limitations in order to allow NMED to complete its review of these filings. The present tolling agreement expires October 1, 2004. By letter dated September 12, 2003, the NMED has advised PNM that it would not excuse certain of the emissions exceeding the operating permit; that PNM had violated the opacity limits in the operating permit and set out a construction of the standards that NMED would apply in evaluating opacity exceedances. PNM and NMED have entered into discussions concerning these matters and a draft compliance order. PNM has responded to a number of requests by the NMED for additional information. The compliance order has not been finalized and no proceeding against PNM has yet been commenced by NMED. PNM disagrees with NMED's construction of its operating permit, which is a construction never previously advanced by NMED. PNM is unable to predict the outcome of this matter and cannot estimate the potential impact on the Company's operations.

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

       PNM is of the opinion that the data compiled indicates observed groundwater contamination originated from off-site sources. However, in August 2003, PNM elected to enter into a fifth amendment to the Settlement Agreement with the NMED to avoid a prolonged legal dispute whereby PNM agreed to install additional remediation facilities consisting of an additional extraction well and two additional monitoring wells to address remaining gasoline contamination in the groundwater at and in the vicinity of the site. PNM will continue to operate the remediation facilities until the groundwater is cleaned up to applicable federal standards or until such time as the NMED determines that additional remediation is not required, whichever is earlier. The City of Santa Fe, the NMED and PNM entered into an amended Memorandum of Understanding relating to the continued operation of the Santa Fe Well and the remediation facilities called for under the latest Amended Settlement Agreement.

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

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                                 Asbestos Cases

       The Company was named in 2003 as one of a number of defendants in 21 personal injury lawsuits relating to alleged exposure to asbestos. All of these cases involve claims of individuals, or their descendents, who worked for contractors building, or working at, Company power plants. Some of the claims relate to construction activities during the 1950's and 1960's, while other claims generally allege exposure during the last 30 years. The Company has never manufactured, sold or distributed products containing asbestos. All of these cases involve multiple defendants. Three of the cases against PNM have been dismissed. The Company was insured by a number of different insurance policies during the time period at issue in these cases. The Company intends to vigorously defend against these lawsuits. Although the Company is unable to fully predict the outcome of this litigation, the Company believes that these legal proceedings will not have a material impact on the financial condition of the Company.

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

               Public Utility Holding Company Act of 1935 (PUHCA)

       Since its formation as a holding company, PNM Resources, Inc. has claimed the intrastate exemption from registration under PUHCA, including its most recent filing in February 2004. As the Holding Company disclosed in its most recent Annual Report on Form 10-K, an order issued by the SEC late last year denied the exemption to Enron based on the interstate activities of its utility subsidiary, Portland General Electric. This order called into question the continuing availability of the intrastate exemption for companies with a certain level of interstate utility activities. In discussions with the Office of Public Utility Regulation of the SEC regarding its filing earlier this year, the Holding Company was informed that the SEC views the existing interstate activities of PNM to be significant enough to require registration based on the Enron decision. The Company is preparing to register, seeking the appropriate

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


authorizations under PUHCA coincident with registration. This process will likely take several months and the Company expects completion near year end. The Company intends to maintain its current claim of exemption in the interim. Other than some reorganizing of its corporate service functions the Company does not anticipate that registration will affect its operations. Other utility subsidiaries of registered holding companies successfully operate in New Mexico subject to the regulatory requirements of both PUHCA and the PRC. The regulatory conditions imposed upon the formation of the Holding Company are equivalent to those imposed by the PRC on utilities of registered companies.

       On June 14, 2004, the New Mexico Attorney General ("Attorney General") filed a petition for Investigation with the PRC seeking an investigation into the circumstances involving PNM that led to the decision of the SEC Staff to require PNM Resources, Inc. to become a registered holding company. The Attorney General seeks to determine the impact of registration on PNM and its customers and whether any of the conditions in the order authorizing the formation of the holding company need to be changed or the order otherwise reconsidered. In previous correspondence with the PRC, PNM suggested that this issue be placed as an item on the PRC's working session agenda so that PNM could provide further explanations and information as needed. On June 24, 2004, PNM filed a response to the Attorney General's petition in which PNM indicated that the PRC's jurisdiction over PNM will not be diminished as a result of PNM Resources' registration as a holding company under PUHCA, and that previous conditions placed on PNM will continue to apply. PNM expressed its willingness to respond to any questions or issues surrounding PNM Resources' registration under PUHCA, and expressed its belief that this could best be done in a collaborative process, once again offering to make a presentation at one of the PRC's working sessions to address any questions or concerns. The Company cannot predict the ultimate outcome of the Attorney General's petition but does not believe that it will result in any material adverse effect on the Company.

                         Coal Combustion Waste Disposal

       SJCC currently disposes of fly ash from SJGS in the surface mine pits adjacent to the plant. PNM and SJCC have been participating in various sessions sponsored by EPA to consider rulemaking for the disposal of coal combustion products, including disposal of fly ash from SJGS. The rulemaking would be pursuant to the Bevill Amendment of RCRA. Pursuant to that Act, EPA has also listed SJGS as a potential damage case for review within the rulemaking process due to claims by third parties that the plant and mine have contaminated water resources in the region. PNM and SJCC vigorously deny these allegations. EPA apparently is in the process of investigating the claims. PNM cannot predict the outcome of this matter but does not believe currently that it will have a material adverse impact on the Company or its operations.

                                      Other

       There are various claims and lawsuits pending against the Company. The Company is also subject to federal, state and local environmental laws and regulations, and is currently participating in the investigation and remediation of numerous sites. In addition, the Company periodically enters into financial

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


commitments in connection with its business operations. It is not possible at this time for the Company to determine fully the effect of all litigation and other legal proceedings on its consolidated financial statements. However, the Company has recorded a liability where the litigation effects can be estimated and where an outcome is considered probable. The Company does not expect that any known lawsuits, environmental costs and commitments will have a material adverse effect on its financial condition or results of operations, although the outcome of litigation, investigations and other legal proceedings is inherently uncertain.

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

                             Risks and Uncertainties

       The Company's future results may be affected by various factors outside of its control, including: changes in regional economic conditions; the outcome of labor negotiations with unionized employees; fluctuations in fuel, purchased power and gas prices; the actions of utility regulatory commissions; changes in law and environmental regulations; the success of its planned generation expansion; the cost and outcome of litigation and other legal proceedings and investigations; the performance of generation facilities and transmission systems; changes in accounting rules and standards; and external factors such as weather and water supply; and risks and uncertainties associated with the Holding Company's pending acquisition of TNP, such as risks and uncertainties relating to the receipt of regulatory approvals for the proposed acquisition, the risks that the businesses will not be integrated successfully, the risk that the benefits of the transaction will not be fully realized or will take longer to realize than expected, disruption from the transaction making it more difficult to maintain relationships with customers, employees, suppliers or other third parties, and conditions in the financial markets relevant to the proposed acquisition. Because of pending federal regulatory reforms, the public utility industry is undergoing a fundamental change. New Mexico has repealed the Electric Utility Industry Restructuring Act of 1999 and therefore has abandoned its plans to transform the industry from one of vertically-integrated monopolies to one with deregulated, competitive generation. However, the FERC has proposed a "Standard Market Design" ("SMD") to establish rules for a market-based approach for wholesale transactions over the transmission grid. The FERC's efforts have been opposed by a number of states, primarily in the West and in the Southeast in transmission market, because of concern that the SMD does not adequately take into account regional differences. Energy legislation, which could affect the FERC's activities, remains under consideration in Congress. In an attempt to ease concerns, on April 28, 2003, the FERC issued a White Paper on "Wholesale Power Market Platform" describing changes it intended to make to its SMD proposed rules. The Company's future results will be impacted by the form of the FERC rules, if adopted; the costs of complying with rules and legislation

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


that may call for regulatory reforms for the industry; and the resulting market prices for electricity and natural gas. In addition, the Company is subject to a 2.5% retail electric rate reduction effective September 2005 and a retail electric rate freeze through 2007 so that the Company's financial results will depend on its ability to control costs and grow revenues, and the implications of uncontrollable factors such as weather, water supply, litigation, economic conditions and the other factors described above.

(8)    Other Income and Deductions

       The following table details the components of other income and deductions for PNM Resources, Inc. and Subsidiaries:

                                                   Three Months Ended              Six Months Ended
                                                        June 30,                       June 30,
                                              ------------------------------ ------------------------------
                                                  2004            2003           2004            2003
                                              --------------  -------------- -------------- ---------------
                                                                     (In thousands)
Other income:
Interest income..............................      $8,844         $10,477        $18,765         $21,177
Miscellaneous non-operating income...........       1,746           2,268          3,413           2,774
                                              --------------  -------------- -------------- ---------------
                                                  $10,590         $12,745        $22,178         $23,951
                                              ==============  ============== ============== ===============
Other deductions:
Transition costs write-off...................       $   -           $   -          $   -         $16,720
Miscellaneous non-operating deductions.......         614           4,020          3,986           5,212
                                              --------------  -------------- -------------- ---------------
                                                    $ 614          $4,020        $ 3,986         $21,932
                                              ==============  ============== ============== ===============

       The following table details the components of other income and deductions for PNM:

                                                   Three Months Ended              Six Months Ended
                                                        June 30,                       June 30,
                                              ------------------------------ ------------------------------
                                                  2004            2003           2004            2003
                                              --------------  -------------- -------------- ---------------
                                                                     (In thousands)
Other income:
Interest income..............................      $8,744         $10,084        $18,516         $20,201
Miscellaneous non-operating income...........       1,775           1,513          3,269           1,889
                                              --------------  -------------- -------------- ---------------
                                                  $10,519         $11,597        $21,785         $22,090
                                              ==============  ============== ============== ===============
Other deductions:
Transition costs write-off...................       $   -           $   -          $   -         $16,720
Miscellaneous non-operating deductions.......         274             962          1,591           2,723
                                              --------------  -------------- -------------- ---------------
                                                    $ 274           $ 962         $1,591         $19,443
                                              ==============  ============== ============== ===============

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



(9)    Variable Interests Entities

       FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (Revised December 2003) ("FIN 46R") became effective January 1, 2004 for those entities considered to be special purpose entities, and March 31, 2004 for others. FIN46R expands the requirement of a business enterprise to consolidate an entity beyond the concept of a controlling interest. Under FIN46R, a business enterprise will consolidate an entity if that entity is a variable interest entity, the business enterprise is the primary beneficiary of the entity and the entity's risks are not effectively dispersed among all parties involved. A variable interest entity has certain characteristics that effectively demonstrate that the equity investor does not have economic substance, bear the risks and receive the rewards of the entity or direct the entity's activities. The interpretation requires that an enterprise review all its variable interests and determine if consolidation is appropriate.

       Under the model for consolidation promulgated by FIN 46R, a power purchase agreement ("PPA") may qualify as a variable interest if its terms expose the purchaser to variability in supply or operating costs and the contract is for a significant portion of the entity's generating capacity. The Company evaluated its PPAs under the provisions of FIN46R and determined that one purchase contract entered into prior to December 31, 2003 qualifies as a variable interest. The Company was unable to obtain the necessary information to determine if consolidation was necessary despite efforts including a formal written request to the operator of the entity supplying power under the PPA. The operator cited legal and competitive reasons for refusing to provide the information.

       This variable interest PPA is a contract to purchase 132 MW of capacity and energy for 25 years expiring in June 2020. The contract contains a fixed capacity charge and operations and maintenance ("O&M") charge and a variable energy charge that subjects the Company to the changes in the cost of fuel and O&M. For the six months ended June 30, 2004, the capacity and O&M charge was $2.5 million and the energy charges were $0.3 million, unchanged from the prior year period. The contract is for the full output of a specific gas generating plant and is currently accounted for as an operating lease by the Company. Under this contract the Company is exposed to changes in the costs to produce energy and operate the plant.

       The Company also has interests in other variable interest entities created before January 31, 2003, for which the Company is not the primary beneficiary. These arrangements include the Holding Company's investment in a limited partnership and PNM's two leases with special-purpose entities. The aggregate maximum loss exposure at June 30, 2004, that the Company could be required to record in its income statement as a result of these arrangements totals approximately $7.9 million. The creditors of these variable interest entities do not have recourse to the general credit of the Company in excess of the aggregate maximum loss exposure.

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(10)   New Accounting Standards

       FASB Staff Position No. 106-2 "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act")" ("FSP 106-2"). The Act introduces a prescription drug benefit under Medicare ("Medicare Part D") as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Under FSP 106-1 the Company elected to defer financial recognition of the Act until the FASB issued further guidance. FSP 106-2 provides authoritative guidance on the accounting for the federal subsidy and specifies the disclosure requirements for employers who have adopted FSP 106-2. Guidance of FSP 106-2 supercedes FSP 106-1 and applies only to the sponsor of a single-employer defined benefit postretirement health care plan for which (1) the employer's prescription drug benefits are "actuarially equivalent" to Medicare Part D, thus qualifying for the subsidy and (2) the expected subsidy will offset or reduce the employer's share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based. FSP 106-2 is effective for the quarter beginning after June 30, 2004. On July 19, 2004, the Company's board of directors approved a resolution adopting Medicare Part D legislation for its retiree healthcare plan. The effect of this change will be to reduce expense by $1.1 million for the period July 1, 2004 through December 31, 2004.

(11)   Subsequent Events

Proposed TNP Enterprises, Inc. Acquisition

         On July 24, 2004, the Holding Company executed a definitive agreement to acquire all the outstanding common shares of TNP Enterprises, Inc. ("TNP") for approximately $189 million, comprised of equal amounts of the Holding Company's common stock and cash. Under the agreement, the Holding Company will also assume approximately $835 million of TNP's net debt and senior redeemable cumulative preferred stock.

         TNP is a privately owned holding company for Texas-New Mexico Power Company ("TNMP") and First Choice Power ("First Choice"). TNMP provides electric service to 85 cities and more than 252,000 customers in Texas and New Mexico. Its affiliate, First Choice, is a retail electric provider with more than 230,000 customers in Texas.

         The combined company will have consolidated revenues of over $2.3 billion and serve a number of growing communities, including Albuquerque, Santa Fe, and Alamogordo in New Mexico, as well as suburban areas around Dallas-Fort Worth, Houston, and Galveston in Texas. Through First Choice, the Holding Company will also serve customers in communities throughout the Electric Reliability Council of Texas (ERCOT) region.

         Under the terms of the agreement, TNP's common shareholders will receive approximately $189 million in consideration, consisting of approximately
4.7 million newly issued Holding Company common shares and the remainder being paid in cash, subject to closing adjustments. The existing indebtedness and

                      PNM RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


preferred securities at TNP will be retired. All debt at TNMP will remain outstanding.

         Based on the number of common shares outstanding on a fully diluted basis and taking into account additional equity issuances, following the transaction, the Holding Company's shareholders would own 94% of the combined company's common equity, and TNP's shareholders would own approximately 6%.

         In order to fund the acquisition and to deleverage TNP, the Holding Company expects to issue approximately $250 million of common equity, approximately $200 million of equity linked securities, and approximately $100 million of long-term debt. Of the total $450 million of common equity and equity linked securities, approximately $95 million of common stock will be issued to TNP's shareholders, and the Holding Company has executed a letter of intent with an existing shareholder to purchase $100 million in equity linked securities. The remainder of the financing will be placed in the public markets at or near closing.

         The transaction is subject to customary closing conditions and regulatory approvals, including the New Mexico Public Regulation Commission, the Public Utility Commission of Texas, the U.S. Securities and Exchange Commission (under the Public Utility Holding Company Act of 1935), the Federal Energy Regulatory Commission, and antitrust review under the Hart-Scott-Rodino Act. No shareholder approval is required. Given the straightforward nature of the transaction, the Holding Company anticipates obtaining the necessary regulatory approvals in 9 to 12 months.

Debt Repricing

       On July 1, 2004, PNM repriced $36.0 million of tax-exempt pollution control bonds, with a previous term and interest rate of 1 year and 2.75%, respectively. The new interest rate is 4.0% for a term of 5 years. These bonds will reprice next on July 1, 2009.





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

       On July 24, 2004, the Holding Company entered into an agreement to acquire TNP (see Note 11 in the Notes to Consolidated Financial Statements). The Holding Company believes its combination with TNP provides a number of strategic benefits. Specifically, this acquisition:

       o Is consistent with the Holding Company's strategic plan of disciplined growth, which is to balance stable and predictable revenue streams with growth opportunities. This move will expand the Holding Company's electric customer base by more than 76%.

       o Expands the Holding Company's electric retail territory in the growing Southwest, providing it marketplace diversity and less exposure to customer usage patterns.

       o Provides additional growth opportunities by establishing a platform in the competitive electric market in Texas.

       o Provides significant stable, low-risk revenue and cash flow from TNMP's utility operations.

       o Allows the Holding Company and TNP to take advantage of their utilities' overlapping and contiguous gas and electric service territories in New Mexico to drive operating efficiencies.

                                 OVERALL OUTLOOK

       The Company experienced continued earnings growth in the six months ended June 30, 2004 compared to the same period in 2003, excluding certain items that occurred in 2003 for the cumulative effect of an accounting change (see "Cumulative Effect of Changes in Accounting Principles" below) and the write-off of transition costs related to the repeal of electric deregulation in New Mexico in 2003 (see "Consolidated - Other Income and Deductions" below). This growth was primarily due to the addition of new long-term power contracts, coupled with customer growth in the Company's Utility Operations, significantly lower interest costs and a normal winter season in New Mexico during the 2004 period. The first quarter of 2003 was one of the warmest in recent history. The volume gains made in the Company's Utility Operations and a gas rate increase more than offset a retail electric rate reduction that took effect in September 2003.

       Wholesale Operations was the biggest contributor to the Company's earnings growth in 2004. The Company continued to grow its wholesale sales by adding long-term contracts to support its Wholesale Operations. In addition, increased liquidity in the marketplace and more favorable pricing allowed the Company to improve its velocity, the Company's ability to repurchase and resell previously sold capacity, from 1.77 in 2003 to 1.98 in 2004.

       Retail Operations also contributed to the Company's earnings growth with increased load growth of 3.2% in Electric and a 1.9% customer growth in Gas. The Company also benefited from lower fuel costs for coal-fired generation and a normal winter heating season in 2004, which increased both its retail electric and gas gross margin. These improvements were partially offset by scheduled outages and unplanned outages at PVNGS, SJGS and Four Corners and the associated increases in purchase power costs.

     Other significant developments affecting the Company included:

       o On January 13, 2004, the PRC approved a $22 million revenue increase for the Company's gas utility. Increased rates for commercial and industrial customers took effect immediately, while the increase for residential customers began April 1, 2004.
       o On February 27, 2004, Standard & Poor's raised both the Holding Company and PNM's corporate credit rating to `BBB', with a stable outlook.
       o On March 10, 2004, Moody's Investors Service upgraded the rating on debt securities of PNM to Baa2, with a stable outlook.
       o On April 23, 2004, the Company entered into a rated commercial paper program (see "Financing Activities" below).
       o On April 29, 2004, the Company entered into three fixed to floating interest rate swaps (see "Financing Activities" below).
       o On June 15, 2004, PNM expanded its long-term power sales with a 10 MW contract to the city of Mesa, Arizona which the Company anticipates will increase 2004 revenues by $1.6 million.
       o On July 24, 2004, the Holding Company entered into an agreement to acquire TNP (see Note 11 in the Notes to Consolidated Financial Statements).

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

                              RESULTS OF OPERATIONS

                        Three Months Ended June 30, 2004
                  Compared to Three Months Ended June 30, 2003

Consolidated

       The Company's net earnings available to common shareholders for the three months ended June 30, 2004 were $16.8 million or $0.28 per diluted share of common stock, a 4.3% decrease in net earnings compared to $17.6 million or $0.30 per diluted share of common stock in 2003. This decrease primarily reflects the utilization of higher cost electric purchases resulting from less available lower cost generation due to planned and unplanned outages at the Company's generation plants. This decrease is partially offset by new long-term contract sales, increased demand in the New Mexico service territory for electricity and natural gas and lower interest costs.

       The following discussion is based on the methodology that the Company's management uses for making operating decisions and assessing performance of its various business activities. As such, these segments report operating results with regard to the effect of accounting or regulatory changes, and similar one-time items not related to normal operations within the Corporate and Other segment. See Note 2 - "Segment Information" in the Notes to Consolidated Financial Statements for additional information regarding these results and the consolidated financial statements.

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

                                                     Three Months Ended
                                                          June 30,
                                             ----------------------------------
                                                   2004              2003           Variance
                                             -----------------   --------------   --------------
                                                               (In thousands)
 Operating revenues:........................        $130,695         $ 131,091           $ (396)
 Less: Cost of energy.......................          51,883            50,006            1,877
        Energy transfer.....................         (10,924)          (11,654)             730
                                              ----------------   ---------------   --------------
 Gross margin...............................          89,736            92,739           (3,003)
                                              ----------------   ---------------   --------------
 Energy production costs....................          29,121            25,427            3,694
 Distribution O&M...........................           4,805             4,903              (98)
 Customer related expense...................           4,539             4,184              355
 Administrative and general.................           1,581             1,851             (270)
                                              ----------------   ---------------   --------------
   Total non-fuel O&M.......................          40,046            36,365            3,681
 Corporate allocation.......................          16,435            19,373           (2,938)
 Depreciation and amortization..............          13,983            15,843           (1,860)
 Taxes other than income taxes..............           4,355             3,598              757
 Income taxes...............................           3,048             4,297           (1,249)
                                              ----------------   ---------------   --------------
   Total non-fuel operating expenses........          77,867            79,476           (1,609)
                                              ----------------   ---------------   --------------
 Operating income...........................         $11,869          $ 13,263          $(1,394)
                                              ----------------   ---------------   --------------

       The following table shows electric revenues by customer class and average customers:

                            Electric Retail Revenues

                                        Three Months Ended
                                             June 30,
                                       2004           2003          Variance
                                   -------------  -------------  --------------
                                                  (In thousands)
      Residential................        $46,821        $46,582         $ 239
      Commercial.................         63,114         63,273          (159)
      Industrial.................         15,373         16,351          (978)
      Other......................          5,387          4,885           502
                                   -------------  -------------  --------------
                                        $130,695       $131,091        $ (396)
                                   =============  =============  ==============
      Average customers..........        405,325        394,617        10,708
                                   =============  =============  ==============

       The following table shows electric sales by customer class:

                                 Electric Sales

                                       Three Months Ended
                                            June 30,
                                      2004           2003          Variance
                                  -------------  -------------  --------------
                                                (Megawatt hours)
        Residential.............        567,825        543,195        24,630
        Commercial..............        862,490        834,103        28,387
        Industrial..............        318,633        325,243        (6,610)
        Other...................         65,038         63,130         1,908
                                  -------------  -------------  --------------
                                      1,813,986      1,765,671        48,315
                                  =============  =============  ==============

       Operating revenues decreased $0.4 million or 0.3% over the prior year period. This revenue decrease was primarily due to a retail electric rate decrease of $5.1 million. The Company reduced its retail electric rates based on an electric rate agreement, which took effect in the third quarter of 2003. This revenue decrease was mostly offset by retail electricity sales which grew to
1.81 million MWh in 2004 compared to 1.77 million MWh sold in the prior year, resulting in an increase in revenues of $3.9 million. This volume increase was the result of load growth year-over-year of 2.8%. Under the rate freeze applicable to the Company, retail electric rates will be reduced by a further 2.5% effective September 2005 and will be frozen at that level through December 31, 2007 at which time the Company or others can request a review of the Company's rates.

       The gross margin, or operating revenues minus cost of energy sold and intersegment energy transfer, decreased $3.0 million or 3.2% over the prior year period. This decrease is due to the rate decrease and additional costs of $1.5 million related to the amortization of certain coal mine reclamation costs as agreed to in the current electric rate agreement, offset by load growth in the Company's retail electric service territory. The average cost of generation and purchased power on a per unit basis increased slightly year over year. Lower fuel costs at SJGS were mostly offset by higher purchased power costs due to outages at PVNGS in June 2004.

       Total non-fuel O&M expenses increased $3.7 million or 10.1% over the prior year period. Energy production costs increased $3.7 million or 14.5% primarily due to increased maintenance costs for increased planned and unplanned outages at SJGS and PVNGS in 2004. Depreciation and amortization decreased $1.9 million or 11.7%. Lower electric depreciation rates for 2004 based on a new five-year depreciation study and the full amortization of the Company's customer billing system at the end of 2003 reduced depreciation $1.7 million. Taxes other than income increased $0.8 million primarily due to a property obsolescence settlement in 2003, which did not recur in 2004 and increased property tax rates.


                           (Intentionally left blank)

Gas

       The table below sets forth the operating results for Gas.

                                                  Three Months Ended
                                                        June 30,
                                            --------------------------------
                                                 2004             2003            Variance
                                            ---------------   --------------   ---------------
                                                             (In thousands)

Operating revenues:........................       $80,886          $59,520           $21,366
Less: Cost of energy.......................        51,650           31,786            19,864
                                            ---------------   --------------   ---------------
Gross margin...............................        29,236           27,734             1,502
                                            ---------------   --------------   ---------------
Energy production costs....................           480              438                42
Transmission and distribution O&M..........         6,807            7,145              (338)
Customer related expense...................         4,729            4,062               667
Administrative and general.................         1,388              924               464
                                            ---------------   --------------   ---------------
  Total non-fuel O&M.......................        13,404           12,569               835
Corporate allocation.......................         9,868           11,069            (1,201)
Depreciation and amortization..............         4,738            5,498              (760)
Taxes other than income taxes..............         1,867            1,314               553
Income taxes...............................       (1,338)          (2,426)             1,088
                                            ---------------   --------------   ---------------
  Total non-fuel operating expenses........        28,539           28,024               515
                                            ---------------   --------------   ---------------
Operating income (loss)....................        $  697         $  (290)            $  987
                                            ---------------   --------------   ---------------

       The following table shows gas revenues by customer class and average customers:

                                         Gas Revenues

                                         Three Months Ended
                                              June 30,
                                        2004           2003          Variance
                                    -------------  -------------  --------------
                                                   (In thousands)
       Residential...............         $39,053        $33,882        $5,171
       Commercial................          12,796         11,470         1,326
       Industrial................             622            434           188
       Transportation*...........           3,639          6,010        (2,371)
       Other.....................          24,776          7,724        17,052
                                    -------------  -------------  --------------
                                          $80,886        $59,520       $21,366
                                    =============  =============  ==============
      Average customers.........          459,398        450,948         8,450
                                    =============  =============  ==============

       The following table shows gas throughput by customer class:

                                 Gas Throughput

                                        Three Months Ended
                                             June 30,
                                       2004           2003          Variance
                                   -------------  -------------  --------------
                                            (Thousands of decatherms)
        Residential...............       3,334          3,651            (317)
        Commercial................       1,455          1,641            (186)
        Industrial................          88             70              18
        Transportation*...........      13,014         16,455          (3,441)
        Other.....................       4,077          1,026           3,051
                                   -------------  -------------  --------------
                                        21,968         22,843            (875)
                                   =============  =============  ==============

       *Customer-owned gas

       Operating revenues increased $21.4 million or 35.9% over the prior year period primarily because of higher natural gas prices in 2004 as compared to 2003 and an increase in gas sales volumes of 3.8%, resulting from customer growth of 1.9%, which increased revenues $0.4 million. This revenue increase was partially offset by a decrease in off-system gas transportation sales of $2.4 million due to lower price differences between the San Juan and Permian basins. The Company has a major pipeline between the basins and can realize revenue opportunities when pricing in the basins differ.

       The Company purchases natural gas in the open market and resells it at that open market price to its sales-service customers. As a result, increases or decreases in gas revenues driven by gas costs do not impact the Company's consolidated gross margin or earnings. In addition, revenues grew $3.3 million due to a cost of service rate increase granted by the PRC in January 2004. The PRC approved a rate increase, which will improve gas earnings by approximately $22 million annually. The Company estimates that approximately two-thirds of this increase will be realized in 2004 earnings due to a delay in implementing the residential increase until April 2004.

       The gross margin, or operating revenues minus cost of energy sold, increased $1.5 million or 5.4% over the prior year period. This increase is due mainly to customer growth and the PRC approved rate increase, partially offset by a decrease in off-system transportation sales as described above.

       Total non-fuel O&M expenses increased $0.8 million or 6.6% over the prior year period. Customer related expense increased $0.7 million or 16.4% primarily due to the recovery of bad debt costs in 2003, which did not recur in 2004. Administrative and general costs increased $0.5 million primarily due to a reduction of capitalized costs resulting from capital activity in 2003 for two new pipelines, which did not recur in 2004. Depreciation and amortization decreased $0.8 million or 13.8% due to the Company's customer billing system being fully amortized at the end of 2003. Taxes other than income increased $0.6 million primarily due to increased property tax rates.

Transmission

       The table below sets forth the operating results for Transmission.

                                                   Three Months Ended
                                                         June 30,
                                            ----------------------------------
                                                  2004              2003           Variance
                                            -----------------   --------------   --------------
                                                              (In thousands)
 Operating revenues:
   External customers......................         $ 4,420           $ 2,317          $ 2,103
   Intersegment revenues...................           7,992            10,554           (2,562)
                                             ----------------   ---------------   --------------
   Total revenues..........................          12,412            12,871             (459)
 Less: Cost of energy......................           1,885             1,183              702
                                             ----------------   ---------------   --------------
 Gross margin..............................          10,527            11,688           (1,161)
                                             ----------------   ---------------   --------------
 Energy production costs...................             147               241              (94)
 Transmission O&M..........................           2,527             3,136             (609)
 Administrative and general................             862               581              281
                                             ----------------   ---------------   --------------
   Total non-fuel O&M......................           3,536             3,958             (422)
 Corporate allocation......................           1,463             1,762             (299)
 Depreciation and amortization.............           2,706             2,337              369
 Taxes other than income taxes.............             620               586               34
 Income taxes..............................             294               545             (251)
                                             ----------------   ---------------   --------------
   Total non-fuel operating expenses.......           8,619             9,188             (569)
                                             ----------------   ---------------   --------------
 Operating income..........................         $ 1,908           $ 2,500           $ (592)
                                             ----------------   ---------------   --------------

       Gross margin decreased $1.2 million or 9.9% compared to the prior year period primarily due to increased transmission costs for Afton and lower third party sales of available transmission. Cost of energy represents purchased transmission to support transmission offerings.

       Total non-fuel O&M expenses decreased $0.4 million or 10.7% over the prior year period as a result of lower transmission O&M, which decreased $0.6 million or 19.4% primarily due to an increase in costs for line repairs in 2003 for reliability purposes, which did not recur in 2004.





                           (Intentionally left blank)

       Wholesale

       The table below sets forth the operating results for Wholesale.

                                                       Three Months Ended
                                                            June 30,
                                               -----------------------------------
                                                    2004                2003            Variance
                                               ----------------    ---------------    --------------
                                                                  (In thousands)
   Operating revenues:
     External customers......................       $ 158,894           $ 132,742          $26,152
     Intersegment revenues...................               -                 900             (900)
                                               ----------------    ----------------   --------------
     Total revenues..........................         158,894             133,642           25,252
   Less: Cost of energy......................         120,717              89,327           31,390
          Energy transfer....................          10,924              11,652             (728)
                                               ----------------    ----------------   --------------
   Gross margin..............................          27,253              32,663           (5,410)
                                               ----------------    ----------------   --------------
   Energy production costs...................           6,940               8,409           (1,469)
   Transmission and distribution O&M.........              13                  10                3
   Customer related expense..................             469                 114              355
   Administrative and general................           2,415               2,192              223
                                               ----------------    ----------------   --------------
     Total non-fuel O&M......................           9,837              10,725             (888)
   Corporate allocation......................           1,176               2,439           (1,263)
   Depreciation and amortization.............           3,754               3,569              185
   Taxes other than income taxes.............             876               1,050             (174)
   Income taxes..............................           3,254               4,460           (1,206)
                                               ----------------    ----------------   --------------
     Total non-fuel operating expenses.......          18,897              22,243           (3,346)
                                               ----------------    ----------------   --------------
   Operating income..........................         $ 8,356            $ 10,420         $ (2,064)
                                               ----------------    ----------------   --------------

       The following table shows revenues by customer class:

                               Wholesale Revenues

                                        Three Months Ended
                                             June 30,
                                       2004           2003          Variance
                                   -------------  -------------  --------------
                                                  (In thousands)
        Long-term contracts*......       $40,214        $34,507         $5,707
        Forward sales*............        48,045         44,010          4,035
        Short-term sales..........        70,635         55,125         15,510
                                   -------------  -------------  --------------
                                        $158,894       $133,642        $25,252
                                   =============  =============  ==============

       *Includes mark-to-market gains/(losses).



                           (Intentionally left blank)

       The following table shows sales by customer class:

                                 Wholesale Sales

                                       Three Months Ended
                                            June 30,
                                      2004           2003          Variance
                                  -------------  -------------  --------------
                                                (Megawatt hours)
     Long-term contracts.......         718,389        560,672        157,717
     Forward sales.............         930,800        929,300          1,500
     Short-term sales..........       1,599,519      1,377,886        221,633
                                  -------------  -------------  --------------
                                      3,248,708      2,867,858        380,850
                                  =============  =============  ==============

       Operating revenues increased $25.3 million or 18.9% over the prior year period. This increase in wholesale electric sales primarily reflects additional long-term contract sales and wholesale electric price improvements. In the second quarter of 2004, new long-term contracts added 150,303 MWhs, or $7.4 million in revenues. These contracts support the Company's long-term growth plans and net asset-backed strategy, as described above. In addition, the Company's forward and short-term sales increased $19.5 million or 19.7% compared to the second quarter of 2003. As market liquidity increased in the current quarter compared to the earlier year period, the Company was able to increase transaction volumes and take advantage of higher market prices. Accordingly, the Company's velocity ratio increased from 1.78 to 2.06 or 15.7% compared to the second quarter of 2003 due to the increase in prices. The Company sold wholesale
(bulk) power of 3.3 million MWh of electricity for the three months ended June 30, 2004 compared to 2.9 million MWh for the same period in 2003.

       The gross margin, or operating revenues minus cost of energy sold and intersegment energy transfer, decreased $5.4 million or 16.6% over the prior year period. Long-term contracts margin increased $2.6 million primarily due to additional long-term sales under new contracts. Forward sales margin decreased $2.8 million primarily reflecting higher purchase prices, partially offset by higher market prices. Short-term sales margin decreased $5.1 million primarily due to the dilutive effect of less available lower cost generation resulting from planned and unplanned outages at the Company's facilities and higher purchase volumes, partially offset by higher sales volumes and higher market prices. The average price on the Company's realized forward and short-term sales was $46 per MWh in 2004, compared to $41 per MWh in 2003. The Company had an unfavorable change in the unrealized mark-to-market position of $2.9 million period over period ($1.0 million gain in 2004 versus $3.9 million gain in 2003). In addition, the long-term margin increase included $3.0 million from sales of pollution credits and a reduction of purchased power of $2.3 million for renewable energy credits.

       As discussed above, adjustments of $9.4 million for the three months ended June 30, 2004 related to EITF Issue 03-11, which requires a net presentation of trading gains and losses and realized gains and losses for certain non-trading derivatives, are included in Corporate and Other in the Company's segment presentation. Management evaluates wholesale operations on a gross presentation basis due to its net asset-backed marketing strategy.

       Total non-fuel O&M decreased $0.9 million or 8.3% over the prior year period. Energy production costs decreased $1.5 million or 17.5% primarily due to planned outages at PVNGS Unit 3 in 2003, which did not recur in 2004, partially offset by planned and unplanned outages at SJGS and PVNGS Units 1 and 2.

Corporate and Other

       Corporate administrative and general expenses, which represent costs that are driven primarily by corporate-level activities, are allocated to the business segments and presented in the corporate allocation line item in the segment statements. These costs decreased $2.1 million or 7.5% over the prior year period to $25.9 million. The decrease in these costs was due to a net decrease in pension and benefit costs of $0.8 million due to decreased pension/retirement expense of $2.2 million, resulting from higher returns on pension plan assets and lower retiree medical costs partially offset by increased 401(k) plan and health insurance costs of $1.4 million. In addition, computer maintenance costs decreased $0.5 million and labor decreased $0.7 million due to costs associated with a short-term incentive based compensation plan.

Consolidated

Other Income and Deductions

       Other income decreased $2.2 million or 16.9% over the prior year period due to lower quarter-over-quarter returns on investments.

       Other deductions decreased $3.4 million or 84.7% over the prior year period. In 2003, the Company had a write-off of $1.0 million for costs related to long-term debt refunding, which did not recur in 2004. In addition, the Company recognized amortization of $0.4 million of debt re-financing costs and recognized a decrease in short-term cash investment losses of $1.6 million in 2004.

Interest Expense

       Interest expense decreased $5.7 million or 32.1% over the prior year period primarily due to refinancing of senior unsecured notes and pollution control bonds, which decreased interest costs $4.1 million, as well as lower interest costs of $0.9 million on short-term debt resulting from lower interest rates and lower short-term borrowings. In addition, allowance for funds used during construction ("AFUDC") and capitalized interest increased $0.5 million in 2004 compared to 2003, reducing interest expense further.

Income Taxes

       The Company's consolidated income tax expense decreased $0.5 million from $10.2 million for the three months ended June 30, 2003 to $9.7 million for the period ended June 30, 2004. The Company's effective income tax rates for the three months ended June 30, 2004 and 2003 were 36.33% and 36.54%, respectively. The decrease in the effective tax rate was due to an increase in permanent tax differences.

                              RESULTS OF OPERATIONS

                         Six Months Ended June 30, 2004
                   Compared to Six Months Ended June 30, 2003

Consolidated

       The Company's net earnings for the six months ended June 30, 2004 were $41.6 million or $0.68 per diluted share of common stock, a 35.9% decrease in net earnings compared to $65.0 million or $1.09 per diluted share of common stock in 2003. This decrease primarily resulted from items that occurred in 2003 that did not recur in 2004. In 2003, the Company recognized, as an addition to net income, the cumulative effect of changes in accounting principles for the adoption of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," ("SFAS 143") and the change in the pension actuarial valuation measurement date of $36.6 million, net of income taxes, or $0.61 per diluted share of common stock, partially offset by the write-off of transition costs of $10.7 million, net of income taxes, or $0.17 per diluted share of common stock that resulted from the repeal of electric deregulation in New Mexico in 2003.

       The following discussion is based on the methodology that the Company's management uses for making operating decisions and assessing performance of its various business activities. As such, these segments report operating results with regard to the effect of accounting or regulatory changes, and similar one-time items not related to normal operations within the Corporate and Other segment. See Note 2 - "Segment Information" in the Notes to Consolidated Financial Statements for additional information regarding these results and the consolidated financial statements.

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

                                                     Six Months Ended
                                                          June 30,
                                            ----------------------------------
                                                  2004              2003           Variance
                                            -----------------   --------------   --------------
                                                              (In thousands)
 Operating revenues:........................      $ 260,731         $ 257,296          $ 3,435
 Less: Cost of energy.......................        103,520            99,181            4,339
        Energy transfer.....................        (24,337)          (24,034)            (303)
                                             ----------------   ---------------   --------------
 Gross margin...............................        181,548           182,149             (601)
                                             ----------------   ---------------   --------------
 Energy production costs....................         58,642            52,877            5,765
 Transmission and distribution O&M..........         10,007            10,157             (150)
 Customer related expense...................          8,642             6,463            2,179
 Administrative and general.................          1,646             2,045             (399)
                                             ----------------   ---------------   --------------
   Total non-fuel O&M.......................         78,937            71,542            7,395
 Corporate allocation.......................         32,336            31,681              655
 Depreciation and amortization..............         27,953            31,578           (3,625)
 Taxes other than income taxes..............          9,181             8,808              373
 Income taxes...............................          7,401             9,971           (2,570)
                                             ----------------   ---------------   --------------
   Total non-fuel operating expenses........        155,808           153,580            2,228
                                             ----------------   ---------------   --------------
 Operating income...........................       $ 25,740          $ 28,569         $ (2,829)
                                             ----------------   ---------------   --------------








                           (Intentionally left blank)

       The following table shows electric revenues by customer class and average customers:

                            Electric Retail Revenues

                                        Six Months Ended
                                            June 30,
                                      2004           2003          Variance
                                  -------------  -------------  --------------
                                                 (In thousands)
       Residential.............       $100,953        $97,590        $ 3,363
       Commercial..............        119,865        118,334          1,531
       Industrial..............         30,260         32,263         (2,003)
       Other...................          9,653          9,109            544
                                  -------------  -------------  --------------
                                      $260,731       $257,296        $ 3,435
                                  =============  =============  ==============
       Average customers.......         404,285       393,573         10,712
                                  =============  =============  ==============

       The following table shows electric sales by customer class:

                                 Electric Sales

                                        Six Months Ended
                                            June 30,
                                      2004           2003          Variance
                                  -------------  -------------  --------------
                                                (Megawatt hours)
        Residential............      1,223,309      1,136,055         87,254
        Commercial.............      1,639,332      1,554,240         85,092
        Industrial.............        629,308        642,650        (13,342)
        Other..................        115,727        113,307          2,420
                                  -------------  -------------  --------------
                                     3,607,676      3,446,252        161,424
                                  =============  =============  ==============

       Operating revenues increased $3.4 million or 1.3% over the prior year period. Retail electricity sales grew to 3.6 million MWh in 2004 compared to 3.4 million MWh sold in the prior year. This volume increase was the result of load growth year-over-year of 3.2%, resulting in an increase in revenues of $12.6 million and a normal winter heating season in 2004, which increased revenues $1.6 million. This revenue increase was partially offset by a retail electric rate decrease of $10.5 million. The Company reduced its retail electric rates based on an electric rate agreement, which took effect in the third quarter of 2003.

       The gross margin, or operating revenues minus cost of energy sold and intersegment energy transfer, decreased $0.6 million or 0.3% over the prior year period. This decrease is due mainly to the rate decrease and additional costs of $3.0 million related to the amortization of certain coal mine reclamation costs as agreed to in the current electric rate agreement, partially offset by load growth in the Company's retail electric service territory. The average cost of generation and purchased power on a per unit basis increased year over year. Higher purchased power costs due to outages at PVNGS and SJGS were, partially offset by lower fuel costs at SJGS.

       Total non-fuel O&M expenses increased $7.4 million or 10.3% over the prior year period. Energy production costs increased $5.8 million or 10.9% primarily due to increased maintenance costs of $5.4 million for increased planned and unplanned outages in 2004. Customer-related expense increased $2.2 million or 33.7% as a result of favorable collection outcomes in 2003. Overall collection trends remained stable from year to year but did not show improvements as in past years. Depreciation and amortization decreased $3.6 million or 11.5%. Lower electric depreciation rates for 2004 based on a new five-year depreciation study and the full amortization of the Company's customer billing system at the end of 2003 reduced depreciation $3.5 million.

Gas

       The table below sets forth the operating results for Gas.

                                                    Six Months Ended
                                                         June 30,
                                             --------------------------------
                                                  2004             2003            Variance
                                             ---------------   --------------   ---------------
                                                              (In thousands)
Operating revenues:
External customers..........................      $256,760         $203,706           $53,054
Less: Cost of energy........................       180,798          134,597            46,201
                                             ---------------   --------------   ---------------
Gross margin................................        75,962           69,109             6,853
                                             ---------------   --------------   ---------------
Energy production costs.....................         1,013              948                65
Transmission and distribution O&M...........        14,392           15,125             (733)
Customer related expense....................         8,865            7,850             1,015
Administrative and general..................         1,957            1,019               938
                                             ---------------   --------------   ---------------
  Total non-fuel O&M........................        26,227           24,942             1,285
Corporate allocation........................        19,466           18,760               706
Depreciation and amortization...............         9,467           10,940           (1,473)
Taxes other than income taxes...............         4,025            3,355               670
Income taxes................................         4,474            1,712             2,762
                                             ---------------   --------------   ---------------
  Total non-fuel operating expenses.........        63,659           59,709             3,950
                                             ---------------   --------------   ---------------
Operating income............................      $ 12,303         $  9,400             2,903
                                             ---------------   --------------   ---------------






                           (Intentionally left blank)

       The following table shows gas revenues by customer and average customers:

                                  Gas Revenues

                                         Six Months Ended
                                             June 30,
                                       2004           2003          Variance
                                   -------------  -------------  --------------
                                                  (In thousands)
        Residential.............       $154,791       $130,282       $ 24,509
        Commercial..............         48,952         41,398          7,554
        Industrial..............          1,290          1,465           (175)
        Transportation*.........          7,943          9,755         (1,812)
        Other...................         43,784         20,806         22,978
                                   -------------  -------------  --------------
                                       $256,760       $203,706       $ 53,054
                                   =============  =============  ==============
        Average customers.......        460,263        451,558          8,705
                                   =============  =============  ==============

       *Customer-owned gas.

       The following table shows gas throughput by customer class:

                                 Gas Throughput

                                         Six Months Ended
                                             June 30,
                                       2004           2003          Variance
                                   -------------  -------------  --------------
                                            (Thousands of decatherms)
        Residential.............         17,348         15,857          1,491
        Commercial..............          6,273          5,975            298
        Industrial..............            192            256            (64)
        Transportation*.........         20,734         25,090         (4,356)
        Other...................          7,135          2,969          4,166
                                   -------------  -------------  --------------
                                         51,682         50,147          1,535
                                   =============  =============  ==============

       *Customer-owned gas.

       Operating revenues increased $53.1 million or 26.0% over the prior year period primarily because of higher natural gas prices in 2004 as compared to 2003 and an increase in gas sales volumes of 3.1%, resulting from customer growth of 1.9%, which increased revenues $2.7 million and a normal winter heating season in 2004, which increased revenues $1.6 million. These revenue increases were partially offset by a decrease in off-system transportation sales of $2.8 million due to lower price differences between the San Juan and Permian basins.

       The Company purchases natural gas in the open market and resells it at that open market price to its sales-service customers. As a result, increases or decreases in gas revenues driven by gas costs do not impact the Company's consolidated gross margin or earnings. In addition, revenues grew $4.4 million due to a cost of service rate increase granted by the PRC in January 2004. The PRC approved a rate increase, which will improve gas earnings by approximately

$22 million annually. The Company estimates that approximately two-thirds of this increase will be realized in 2004 earnings due to a delay in implementing the residential increase until April 2004.

       The gross margin, or operating revenues minus cost of energy sold, increased $6.9 million or 9.9% over the prior year period. This increase is due mainly to customer growth, a normal winter heating season during the first quarter 2004 compared to the prior year period and the PRC approved rate increase, partially offset by a decrease in off-system transportation sales as described above.

       Total non-fuel O&M expenses increased $1.3 million or 5.2% over the prior year period. Customer related expense increased $1.0 million or 12.9% primarily due to the recovery of bad debt costs in 2003. Administrative and general costs increased $0.9 million due to decreased capital costs resulting from capital activity in 2003 for two new pipelines, which did not recur in 2004 costs. Depreciation and amortization decreased $1.5 million or 13.5% due to the Company's customer billing system being fully amortized at the end of 2003. Taxes other than income increased $0.7 million or 20.0% primarily due to increased property tax rates.

Transmission

       The table below sets forth the operating results for Transmission.

                                                   Six Months Ended
                                                        June 30,
                                           ----------------------------------
                                                 2004              2003           Variance
                                           -----------------   --------------   --------------
                                                             (In thousands)
 Operating revenues:
   External customers......................        $ 8,834           $ 6,874          $ 1,960
   Intersegment revenues...................         15,888            18,189           (2,301)
                                            ----------------   ---------------   --------------
   Total revenues..........................         24,722            25,063             (341)
 Less: Cost of energy......................          3,241             2,430              811
                                            ----------------   ---------------   --------------
 Gross margin..............................         21,481            22,633           (1,152)
                                            ----------------   ---------------   --------------
 Energy production costs...................            449               503              (54)
 Transmission O&M..........................          5,218             7,150           (1,932)
 Administrative and general................            982               655              327
                                            ----------------   ---------------   --------------
   Total non-fuel O&M......................          6,649             8,308           (1,659)
 Corporate allocation......................          2,862             2,758              104
 Depreciation and amortization.............          5,414             4,659              755
 Taxes other than income taxes.............          1,276             1,225               51
 Income taxes..............................            928             1,031             (103)
                                            ----------------   ---------------   --------------
   Total non-fuel operating expenses.......         17,129            17,981             (852)
                                            ----------------   ---------------   --------------
 Operating income..........................        $ 4,352           $ 4,652          $  (300)
                                            ----------------   ---------------   --------------

       Gross margin decreased $1.2 million or 5.1% compared to the prior year period primarily due to lower demand and increased transmission costs for Afton. Cost of energy represents purchased transmission to support transmission offerings.

       Total non-fuel O&M expenses decreased $1.7 million or 20.0% over the prior year period as a result of lower transmission O&M, which decreased $1.9 million or 27.0% primarily due to a decrease in operating lease costs of $1.1 million for a transmission line, a portion of which was purchased in April 2003 and accelerated line repair costs of $0.9 million in 2003, which did not recur in 2004.

Wholesale

       The table below sets forth the operating results for Wholesale.

                                                        Six Months Ended
                                                            June 30,
                                               -----------------------------------
                                                    2004                2003            Variance
                                               ----------------    ---------------    --------------
                                                                  (In thousands)
   Operating revenues:
     External customers.......................      $ 292,666           $ 243,358          $49,308
     Intersegment revenue.....................              -                 900             (900)
                                               ----------------    ----------------   --------------
     Total revenues...........................        292,666             244,258           48,408
   Less: Cost of energy.......................        216,864             167,594           49,270
          Energy transfer.....................         24,337              24,034              303
                                               ----------------    ----------------   --------------
   Gross margin...............................         51,465              52,630           (1,165)
                                               ----------------    ----------------   --------------
   Energy production costs....................         14,138              15,281           (1,143)
   Transmission and distribution O&M..........             26                  20                6
   Customer related expense...................            888                 249              639
   Administrative and general.................          3,978               4,611             (633)
                                               ----------------    ----------------   --------------
     Total non-fuel O&M.......................         19,030              20,161           (1,131)
   Corporate allocation.......................          2,308               3,305             (997)
   Depreciation and amortization..............          7,508               7,060              448
   Taxes other than income taxes..............          1,799               1,861              (62)
   Income taxes...............................          5,556               5,179              377
                                               ----------------    ----------------   --------------
     Total non-fuel operating expenses........         36,201              37,566           (1,365)
                                               ----------------    ----------------   --------------
   Operating income...........................       $ 15,264            $ 15,064           $  200
                                               ----------------    ----------------   --------------

       The following table shows revenues by customer class:

                               Wholesale Revenues

                                         Six Months Ended
                                             June 30,
                                       2004           2003          Variance
                                   -------------  -------------  --------------
                                                  (In thousands)
    Long-term contracts*........        $77,759        $62,625         $15,134
    Forward sales*..............         76,006         66,948           9,058
    Short-term sales............        138,901        113,785          25,116
                                   -------------  -------------  --------------
                                       $292,666       $243,358         $49,308
                                   =============  =============  ==============

       *Includes mark-to-market gains/(losses).

       The following table shows sales by customer class:

                                 Wholesale Sales

                                         Six Months Ended
                                             June 30,
                                       2004           2003          Variance
                                   -------------  -------------  --------------
                                                 (Megawatt hours)
    Long-term contracts.........      1,432,810      1,116,345         316,465
    Forward sales...............      1,553,960      1,517,380          36,580
    Short-term sales............      3,243,204      2,808,744         434,460
                                   -------------  -------------  --------------
                                      6,229,974      5,442,469         787,505
                                   =============  =============  ==============

       Operating revenues increased $48.4 million or 19.8% over the prior year period. This increase in wholesale electric sales primarily reflects additional long-term contract sales and wholesale electric price improvements. In the six months ended June 30, 2004, new long-term contracts added 284,623 MWhs, or $13.4 million in revenues. These contracts support the Company's long-term growth plans and net asset-backed strategy, as described above. In addition, the Company's forward and short-term sales increased $34.2 million or 10.9% compared to the prior year period. As market liquidity increased in the current quarter compared to the earlier year period, the Company was able to increase transaction volumes and take advantage of higher market prices. Accordingly, the Company's velocity ratio increased from 1.77 to 1.98 or 11.9%. The Company sold wholesale (bulk) power of 6.2 million MWh of electricity for the six months ended June 30, 2004 compared to 5.4 million MWh for the same period in 2003.

       The gross margin, or operating revenues minus cost of energy sold and intersegment energy transfer, decreased $1.2 million or 2.2% over the prior year period. Long-term contracts margin increased $5.1 million primarily due to additional long-term sales under new and existing contracts. Forward sales margin decreased $0.9 million reflecting higher purchase prices, partially offset by higher market prices. Short-term sales margin decreased $5.4 million primarily due to the dilutive effect of less available lower cost generation resulting from unplanned outages at the Company's facilities and higher purchase volumes, partially offset by higher sales volumes and higher market prices. The average price on the Company's realized forward and short-term sales was $44 per MWh in 2004, compared to $41 per MWh in 2003. The Company had an unfavorable change in the unrealized mark-to-market position of $0.3 million period over period ($2.3 million gain in 2004 versus $2.6 million gain in 2003). In addition, the long-term margin increase included $3.0 million from sales of pollution credits and a reduction of purchased power of $2.3 million for renewable energy credits.

       As discussed above, adjustments of $10.1 million for the six months ended June 30, 2004 related to EITF Issue 03-11, which requires a net presentation of realized gains and losses for certain non-trading derivatives, are included in Corporate and Other in the Company's segment presentation. Management evaluates wholesale operations on a gross presentation basis due to its net asset-backed marketing strategy.

       Total non-fuel O&M decreased $1.1 million or 5.6% over the prior year period. Energy production costs decreased $1.1 million or 7.5% primarily due to planned outages at PVNGS Unit 3 in 2003, which did not recur in 2004, partially offset by planned and unplanned outages at PVNGS Units 1 and 2, SJGS and Four Corners. Customer related expense increased $0.6 million primarily due to increased incentive bonus costs. Administrative and general decreased $0.6 million or 13.7% primarily due to transportation costs of $0.8 million recognized in 2003 for turbines that will be utilized in future construction for wholesale plant growth, which did not recur in 2004.

Corporate and Other

       Corporate administrative and general expenses, which represent costs that are driven primarily by corporate-level activities, are allocated to the business segments and presented in the corporate allocation line item in the segment statements. These costs increased $4.2 million or 8.3% over the prior year period to $54.6 million. The increase in these costs was due to a net increase in pension and benefit costs of $0.5 million due to increased 401(k) plan and health insurance costs of $3.8 million, partially offset by decreased pension/retirement expense of $3.3 million, resulting from higher returns on pension plan assets and lower retiree medical costs. In addition, computer maintenance costs increased $0.7 million, outside service costs increased $0.5 million for Sarbanes-Oxley compliance and labor increased $1.6 million due to costs associated with short-term and long-term incentive based compensation plans.

       Taxes other than income increased $2.2 million primarily due to the favorable assessment of outstanding tax issues in 2003, which did not recur in 2004 and a decrease in social security taxes.

Consolidated

Other Income and Deductions

       Other income decreased $1.8 million or 7.4% primarily due to lower year-over-year returns on investments.

       Other deductions decreased $17.9 million or 81.8% over the prior year period. In 2003, the Company had write-offs of transition costs of $16.7 million due to the repeal of deregulation in New Mexico and $1.0 million for costs related to long-term debt refunding. In addition, the Company recognized losses of $0.7 million on short-term cash investments in 2004.

Interest Expense

       Interest expense decreased $10.1 million or 28.1% over the prior year period primarily due to refinancing of senior unsecured notes and pollution control bonds, which decreased interest costs $7.3 million, as well as lower interest costs of $1.4 million on short-term debt resulting from lower interest rates and lower short-term borrowings. In addition, allowance for funds used during construction ("AFUDC") and capitalized interest increased $0.6 million in 2004 compared to 2003, reducing interest expense further.

Income Taxes

       The Company's consolidated income tax expense was $24.0 million for the six months ended June 30, 2004, compared to $16.7 million for the six months ended June 30, 2003. The increase was due to the impact of higher pre-tax earnings. The Company's effective income tax rates for the six months ended June 30, 2004 and 2003 were 36.41% and 36.81%, respectively.

Cumulative Effects of Changes in Accounting Principles

       Effective January 1, 2003, the Company adopted SFAS 143. The effect of the initial application of the new standard is reported as a cumulative effect of a change in accounting principle. As a result, the Company recorded additional earnings, net of taxes, of approximately $37.4 million, or $0.63 per diluted common share, representing amounts expensed in prior years in excess of legal obligations related to fossil-fuel and nuclear generation plants.

       In 2003, the Company changed the actuarial valuation measurement date for the pension plan and other post-retirement benefits from September 30 to December 31 to better reflect the actual pension balances as of the Company's balance sheet dates and recognized a cumulative effect of a change in accounting principle decreasing earnings by $0.8 million, net of taxes, or $0.02 per diluted common share.

                          CRITICAL ACCOUNTING POLICIES

       As of June 30, 2004, there have been no significant changes with regard to the critical accounting policies disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The policies disclosed included the accounting for: revenue recognition; regulatory assets and liabilities; asset impairment; pension plan; self-insurance; contingent liabilities and environmental issues.

                         LIQUIDITY AND CAPITAL RESOURCES

       At June 30, 2004, the Company had cash and short-term investments of $5.6 million compared to $12.7 million in cash and short-term investments at December 31, 2003.

       Cash provided by operating activities for the six months ended June 30, 2004 was $132.5 million compared to $60.3 million for the six months ended June 30, 2003. This increase in cash flows was due to increased sales in the Company's wholesale power operations and gas operations as well as lower interest costs. Contributing to this increase was a stabilization of accounts receivable levels in 2004 as increased demand for wholesale energy has remained constant with 2003 levels. In addition, the Company contributed $3.1 million in 2004 compared to $20.0 million in 2003 to the trusts for the Company's pension and other post-retirement benefits.

       Cash used for investing activities was $48.4 million in 2004 compared to $4.7 million in 2003. Cash used in 2004 was primarily for construction expenditures. In 2003, in addition to construction expenditures, cash used for investing activities included payments for combustion turbines of $11.1 million and the repurchase of the Company's EIP bonds in the open market for $6.7 million. The cash used for investing activities in 2003 was largely offset by the redemption of short-term investments of $80.2 million in 2003 at the Holding Company level. These redemptions were primarily used for the Company's repayment of the EIP long-term debt, repayment of short-term debt, debt refinancing and pension funding.

       Cash used for financing activities was $91.1 million in 2004 compared to $56.7 million in 2003. Financing activities in 2004 primarily consisted of the repurchase of short-term repayments of $63.4 million. Financing activities in 2003 primarily consisted of the repurchase of long-term debt of $26.1 million and costs associated with the refunding of long-term debt of $31.4 million. This decrease in cash flows was partially offset by short-term borrowings of $24.1 million in 2003.

Capital Requirements

       Total capital requirements include construction expenditures as well as other major capital requirements and cash dividend requirements for both common and preferred stock. The main focus of the Company's current construction program is upgrading generation systems, upgrading and expanding the electric and gas transmission and distribution systems and purchasing nuclear fuel. To preserve a strong financial position, the Company announced in 2002 its plans to delay capital expenditures for previously planned generation expansion. Projections for total capital requirements for 2004 are $172 million and projections for construction expenditures for 2004 are $154 million. Total capital requirements are projected to be $804 million and construction expenditures are projected to be $707 million for 2004-2008. These estimates are under continuing review and subject to on-going adjustment, and do not include expenditures for the proposed acquisition of TNP (see Note 11 in the Notes to Consolidated Financial Statements). The Company continues to look for appropriately priced generation acquisition and expansion opportunities to support retail electric load growth, the continued expansion of its long-term contract business and to supplement its natural transmission position in the Southwest and West.

       At June 30, 2004, the Company analyzed three turbines, which are currently in storage, with a combined carrying value of approximately $79.1 million. These assets were intended for planned build-outs that have been delayed or canceled. Based on the Company's various plans to make these turbines operational, the Company concluded that it will fully recover its investment. The Company expects to begin construction utilizing these assets over the next several years. If the Company were unable to realize these plans, the Company would be forced to recognize a loss with respect to the carrying value of these assets depending on prevailing market conditions. The Company will continue to analyze the turbines for impairment in accordance with SFAS 144.

       In the six months ended June 30, 2004, the Company utilized cash generated from operations and cash on hand, as well as its liquidity arrangements, to cover its construction commitments. The Company anticipates that internal cash generation and current debt capacity will be sufficient to meet all of its capital requirements for the years 2004 through 2008. To cover the difference in the amounts and timing of cash generation and cash requirements, the Company intends to use short-term borrowings under its current and future liquidity arrangements.

Liquidity

       As of July 30, 2004, PNM had $413.5 million of liquidity arrangements. The liquidity arrangements consist of $300 million from an unsecured revolving credit facility ("Credit Facility"), $90 million from an accounts receivable securitization program ("AR Securitization") and $23.5 million in local lines of credit. As of July 30, 2004, there were no borrowings against the Credit Facility, the AR Securitization capacity or the local lines of credit. PNM had

$50.5 million of commercial paper outstanding as of July 30, 2004. In addition, the Holding Company has $15.0 million in local lines of credit, all of which were unused at July 30, 2004.

       On April 23, 2004, PNM entered into a new rated commercial paper program for up to $300 million. PNM will use borrowings under the new program to repay borrowings under the previous unrated program, to retire other short-term borrowings and for other short-term cash management needs. As of July 30, 2004, PNM had no borrowings outstanding under its old unrated program.

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

       PNM's credit outlook is considered stable by Moody's Investor Services, Inc. ("Moody's") and Standard and Poor's Ratings Services ("S&P"). The Company is committed to maintaining or improving its investment grade ratings. As of June 30, 2004, S&P rated PNM's business position as six, its senior unsecured notes ("SUNs") as "BBB" with a stable outlook and its preferred stock as "BB+". S&P assigned PNM a new business position on June 2, 2004, as part of its industry wide reassessment. No changes were made to the Company's rating or outlook. As of June 30, 2004, Moody's rated PNM's SUNs, senior unsecured pollution control revenue bonds as "Baa2" and its preferred stock as "Ba1". On April 12, 2004, S&P assigned its `A-2' corporate credit and short-term debt ratings to PNM's new commercial paper program. On April 23, 2004, Moody's assigned its `P-2' corporate credit and short-term debt ratings to PNM's new commercial paper program.

       In July, both Moody's and S&P affirmed the Company's ratings. The Company anticipates maintaining its current ratings after the acquisition of TNP is consummated, which is currently anticipated to occur in 2005 (see Note 11 in the Notes to the Consolidated Financial Statements), although no assurance can be given in this regard. Investors are cautioned that a security rating is not a recommendation to buy, sell or hold securities, that it is subject to revision or withdrawal at any time by the assigning rating organization, and that each rating should be evaluated independently of any other rating.

       It is currently anticipated that the Holding Company's Board of Directors will maintain the current dividend policy of paying out 50% to 60% of regulated earnings until its next annual evaluation of dividend policy. The Holding Company's dividend has increased, on average, more than 4.4% over the last three years, with the current annual common stock dividend at $0.64 per share. The Holding Company's Board generally considers the Company's dividend policy on an annual basis in February.

Commitments and Contractual Obligations

       The Company enters into contracts that require payment of cash over specified periods, based on specified minimum quantities and prices. For an in-depth discussion of the Company's commitments and contractual obligations, see "Commitments and Contractual Obligations " in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Form

10-K for the year ended December 31, 2003. As of June 30, 2004, there have been no material changes to the Company's commitments and contractual obligations.

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

Financing Activities

       On April 1, 2004, PNM repriced $146.0 million of tax-exempt pollution control bonds, with a previous interest rate of 2.75%. The new interest rate is 2.10% for a term of 2 years. These bonds will reprice next on April 1, 2006.

       On April 23, 2004, PNM entered into a rated commercial paper program. The Company may issue up to $300 million in commercial paper for up to 365 days. The commercial paper is unsecured and the proceeds were used to retire borrowings under the previous unrated commercial paper program, retirement of other short-term borrowings and other short-term cash management needs. PNM's Credit Facility serves as a backstop for the outstanding commercial paper.

       On April 29, 2004, the Holding Company entered into three fixed to floating interest rate swaps. The notional principal amount is $150 million. The Company will receive a 4.40% fixed interest payment on a semi-annual basis and pay 6 month LIBOR plus 58.15 basis points through September 15, 2008. The initial floating rate is approximately 1.91% and will be reset each September 15 and March 15.

       On July 1, 2004, PNM repriced $36 million of tax-exempt pollution control bonds, with a previous term and interest rate of 1 year and 2.75%, respectively. The new interest rate is 4.00% for a term of 5 years. These bonds will reprice next on July 1, 2009.

       Depending on its future business strategy, capital needs and market conditions, the Company could enter into additional long-term financings in the future for the purpose of strengthening its balance sheet, funding growth and reducing its cost of capital. The Company continues to evaluate its investment and debt retirement options to optimize its financing strategy and earnings potential. No additional first mortgage bonds may be issued under PNM's mortgage. The amount of SUNs that may be issued is not limited by the SUNs indenture. However, debt-to-capital requirements in certain of PNM's financial instruments and regulatory agreements would ultimately limit the amount of additional debt PNM would issue.

Capital Structure

       The Company's capitalization, including current maturities of long-term debt, at June 30, 2004 and December 31, 2003 is shown below:

                                                 June 30,     December 31,
                                                   2004           2003
                                               ------------   ------------

         Common Equity.......................       52.4%          51.9%
         Preferred Stock.....................        0.6            0.6
         Long-term Debt......................       47.0           47.5
                                               ------------   ------------
            Total Capitalization*............      100.0%         100.0%
                                               ============   ============

       * Total capitalization does not include as debt the present value of PNM's operating lease obligations for PVNGS Units 1 and 2, EIP and the Delta operating lease, which was $177.7 million as of June 30, 2004 and $179.4 million as of December 31, 2003.

                         OTHER ISSUES FACING THE COMPANY

       See Note 7 - "Commitments and Contingencies" in the Notes to Consolidated Financial Statements.

                            NEW ACCOUNTING STANDARDS

       See Note 10 - "New Accounting Standards" in the Notes to Consolidated Financial Statements.

                 DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

       Statements made in this filing that relate to future events or the Company's expectations, projections, estimates, intentions, goals, targets and strategies, both with respect to the Company and with respect to the proposed acquisition of TNP, are made pursuant to the Private Securities Litigation Reform Act of 1995. Readers are cautioned that all forward-looking statements are based upon current expectations and are subject to risks and uncertainties. The Company assumes no obligation to update this information.

       Because actual results may differ materially from those expressed or implied by these forward-looking statements, the Company cautions readers not to place undue reliance on these forward-looking statements. Future financial and operating results and cash flow will be affected by a number of factors, including risks and uncertainties relating to the receipt of regulatory approvals for the proposed acquisition of TNP, the risks that the businesses will not be integrated successfully, the risk that the benefits of the transaction will not be fully realized or will take longer to realize than expected, disruption from the transaction making it more difficult to maintain relationships with customers, employees, suppliers or other third parties, conditions in the financial markets relevant to the proposed acquisition, interest rates, weather, water supply, fuel costs, seasonality and other changes in supply and demand in the market for electric power, wholesale power prices, market liquidity, the competitive environment in the electric and natural gas industries, the performance of generating units and transmission systems, state and federal regulatory and legislative decisions and actions, the recoverability of regulatory assets, the cost and outcome of legal proceedings and labor negotiations with union employees, changes in applicable accounting principles and the performance of state, regional and national economies. See also Item 3 below for information about the risks associated with the Company's use of derivative financial instruments.

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

       The Company's Wholesale Operations, including long-term contracts, forward sales and short-term sales, are managed through a net asset-backed marketing strategy, whereby PNM's aggregate net open forward contract position is covered by its forecasted excess generation capabilities. PNM would be exposed to market risk if its generation capabilities were disrupted or if its retail load requirements were greater than anticipated. If PNM were required to cover all or a portion of its net open contract position, it would have to meet its commitments through market purchases.

       Under the derivative accounting rules and the related accounting rules for energy contracts, the Company accounts for its various financial derivative instruments for the purchase and sale of energy differently based on management's intent when entering into the contract. Energy contracts which meet the definition of a derivative under SFAS 133 and do not qualify for a normal purchase or sale designation are recorded on the balance sheet at fair market value at each period end. The changes in fair market value of these contracts are recognized in earnings unless specific hedge accounting criteria are met. Should an energy transaction qualify as a hedge under SFAS 133, fair market value changes from year to year are recognized on the balance sheet with a corresponding charge to other comprehensive income to the extent it is effective. Gains or losses on these transactions are recognized when the hedged transaction settles. Derivatives that meet the normal sales and purchases exceptions within SFAS 133 as amended, are not marked to market but rather are recorded in results of operations when the underlying transaction settles.

       The following table shows the net fair value of mark-to-market energy contracts included in the balance sheet:

                                                             June 30,      December 31,
                                                               2004            2003
                                                          -------------  --------------
                                                                 (In thousands)
 Mark-to-Market Energy Contracts:
   Current asset........................................      $10,672        $ 2,098
   Long-term asset......................................        2,470          1,359
                                                          -------------  -------------
        Total mark-to-market assets.....................       13,142          3,457
                                                          -------------  -------------
   Current liability....................................       (6,943)        (1,941)
   Long-term liability..................................       (1,209)        (1,083)
                                                          -------------  -------------
        Total mark-to-market liabilities................       (8,152)        (3,024)
                                                          -------------  -------------
 Net fair value of mark-to-market energy contracts......       $4,990          $ 433
                                                          =============  =============

       The mark-to-market energy portfolio positions represent net assets at June 30, 2004 and December 31, 2003 after netting all applicable open purchase and sale contracts.

       The market prices used to value PNM's mark-to-market energy portfolio are based on closing exchange prices and broker quotations. As of June 30, 2004 and December 31, 2003, PNM did not have any material outstanding contracts that were valued using methods other than quoted prices. The Company did not change its methods for valuing its mark-to-market energy portfolio in 2004 as compared to 2003.

       The following table provides detail of changes in the Company's mark-to-market energy portfolio net asset or liability balance sheet position from one period to the next:

                                                    Six Months Ended
                                                        June 30,
                                                   2004              2003
                                               -------------    -------------
                                                      (In thousands)
  Sources of Fair Value Gain/(Loss)
  Fair value at beginning of year.............       $ 433           $ (927)

  Amount realized on contracts delivered
     during period............................       1,714              299

  Changes in fair value.......................       2,843            3,868
                                               -------------    -------------
  Net fair value at end of period.............     $ 4,990          $ 3,240
                                               =============    =============
  Net change recorded as mark-to-market.......     $ 4,557          $ 4,167
                                               =============    =============

       The following table provides the maturity of the net assets/(liabilities) of the Company, giving an indication of when these mark-to-market amounts will settle and generate/(use) cash. The following values were determined using broker quotes:

                           Fair Value at June 30, 2004

                                    Maturities
  ----------------- --- ------------------------------ -- -------------
     Less than
       1 year             1-3 Years        4 Years +           Total
  -----------------     -------------    -------------    -------------
                               (In thousands)

       $3,711               $869             $410            $4,990

       As of June 30, 2004, a decrease in market pricing of PNM's mark-to-market energy portfolio by 10% would have resulted in a decrease in net earnings of less than 1%. Conversely, an increase in market pricing of this portfolio by 10% would have resulted in an increase in net earnings of less than 1%.

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

       The Company accounts for the sale of electric generation in excess of its retail needs or the purchase of power for retail needs as normal purchases and sales under SFAS 133. Transactions that do not meet the normal purchase or sale exception or the definition of a hedge under SFAS 133 are accounted for as energy marketing contracts and comprise PNM's mark-to-market portfolio. The VAR for the mark-to-market portfolio was $481 thousand at June 30, 2004. The Company also calculates a portfolio VAR for the preceding 18 months, which in addition to its mark-to-market portfolio includes all contracts designated as normal sales and purchases, hedges, and its estimated excess generation assets. This excess is determined using average peak forecasts for the respective block of power in the forward market. The Company's portfolio VAR was $17.0 million at June 30, 2004.

       The following table shows the high, average and low market risk as measured by VAR on the Company's mark-to-market portfolio:

                                                         Six Months Ended
                                                           June 30, 2004
                                                                                 Period
                                          High        Average         Low          End
                                        ----------  ------------  ------------  -----------
                                                          (In thousands)
Three day holding period, 99%
   two-tailed confidence level.........   $206         $ 93           $ -          $112
One day holding period, 99%
   two-tailed confidence level.........   $119         $ 53           $ -          $ 65
Ten day holding period, 95%
   two-tailed confidence level.........   $287         $129           $ -          $156

Credit Risk

       PNM is exposed to credit losses in the event of non-performance or non-payment by counterparties. The Company uses a credit management process to assess and monitor the financial conditions of counterparties. Credit exposure is also regularly monitored by the RMC. The Company provides for losses due to market and credit risk. PNM's credit risk with its largest counterparty as of June 30, 2004 was $28.3 million.

       The following table provides information related to PNM's credit exposure as of June 30, 2004. The Company does not hold any credit collateral as of June 30, 2004. The table further delineates that exposure by the credit worthiness (credit rating) of the counterparties and provides guidance as to the concentration of credit risk to individual counterparties PNM may have. Also provided is an indication of the maturity of a company's credit risk by credit ratings of the counterparties.

              Schedule of Wholesale Operations Credit Risk Exposure
                                  June 30, 2004


                                       (b)            Number            Net
                                       Net             of           Exposure of
                                     Credit          Counter-        Counter-
                                      Risk           parties          parties
Rating (a)                          Exposure           >10%            >10%
--------------------------------  -------------    ------------    -------------
                                                  (In thousands)

Investment grade................       $58,557          3               $41,756
Non-investment grade............            24                                -
Split rating....................            44                                -
Internal ratings
   Investment grade.............            69                                -
   Non-investment grade.........         5,201                                -
                                  -------------                    -------------
        Total...................       $63,895                          $41,756
                                  =============                    =============

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

                        Maturity of Credit Risk Exposure
                               As of June 30, 2004

                                                                 Exposure
                                                                  Before
                                Less than                         Credit
                Rating           2 Years         2-5 Years      Collateral
----------------------------- --------------  --------------  --------------
                                              (In thousands)

Investment grade.............       $58,449            $108         $58,557
Non-investment grade.........            24               -              24
Split rating.................            44               -              44
Internal ratings
   Investment grade..........            69               -              69
   Non-investment grade......         5,201               -           5,201
                              --------------  --------------  --------------
        Total................       $63,787            $108         $63,895
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

Interest Rate Risk

       As of June 30, 2004 the Company had liquidated its investment portfolio of fixed-rate government obligations and corporate securities.

       PNM has long-term debt which subjects it to the risk of loss associated with movements in market interest rates. The majority of the Company's long-term debt is fixed-rate debt, and therefore, does not expose the Company's earnings to a major risk of loss due to adverse changes in market interest rates. However, the fair value of all long-term debt instruments would increase by approximately 3.35% or $34.3 million if interest rates were to decline by 50 basis points from their levels at June 30, 2004. As of June 30, 2004, the fair value of PNM's long-term debt was $1,024 million as compared to a book value of $987 million. In general, an increase in fair value could impact earnings and cash flows if PNM were to re-acquire all or a portion of its debt instruments in the open market prior to their maturity.

       In April 2004, the Holding Company entered into three fixed-to-floating interest rate swaps with an aggregate notional value of $150 million. The purpose of these swaps is to synthetically increase the amount of floating rate debt in the Company's capital structure in order to reduce repricing risk associated with fixed rate debt.

       During the six months ended June 30, 2004, PNM contributed cash of $3.1 million to external trusts for other post-retirement benefits for plan year 2004. The securities held by the trusts had an estimated fair value of $574.5 million as of June 30, 2004, of which approximately 27.6% were fixed-rate debt securities that subject the Company to risk of loss of fair value with movements in market interest rates. If rates were to increase by 50 basis points from their levels at June 30, 2004, the decrease in the fair value of the securities would be 2.8% or $4.4 million. PNM does not currently recover or return through rates any losses or gains on these securities; therefore, the Company is at risk for shortfalls in its funding of its obligations due to investment losses. The Company does not believe that long-term market returns over the period of funding will be less than required for the Company to meet its obligations. However, this belief is based on assumptions about future returns that are inherently uncertain.

Equity Market Risk

       PNM contributes to trusts established to fund its share of the decommissioning costs of PVNGS and pension and other post-retirement benefits. The trusts hold certain equity securities as of June 30, 2004. These equity securities also expose the Company to losses in fair value. Approximately 59.2% of the securities held by the various trusts were equity securities as of June 30, 2004. The Company is currently implementing a change in the asset allocation in the pension portfolio, which will reduce the domestic equity exposure from 55.0% to 47.5%. Similar to the debt securities held for funding decommissioning and certain pension and other post-retirement costs, PNM does not recover or earn a return through rates on any losses or gains on these equity securities.

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

       In May 2004, the Company completed its conversion to a new accounting system. In connection with the system conversion, internal controls and procedures have been modified to reflect the new system environment; however, the Company's overall financial reporting controls have not changed significantly. The Company's management has reviewed the effectiveness of the design of the new internal controls and procedures in the new system environment and believes they are appropriate.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Santa Fe Generating Station ("Santa Fe Station")

       See Note 7 - "Commitments and Contingencies - Santa Fe Generating Station" in the Notes to Consolidated Financial Statements.

Natural Gas Royalties Qui Tam Litigation

       See Note 7 - "Commitments and Contingencies - Natural Gas Royalties Qui Tam Litigation" in the Notes to Consolidated Financial Statements.

Citizen Suit Under the Clean Air Act

       See Note 7 - "Commitments and Contingencies - Citizen Suit Under the Clean Air Act" in the Notes to Consolidated Financial Statements.

California Attorney General Complaint

       See Note 7 - "Commitments and Contingencies - Western United States Wholesale Power Market - California Attorney General Complaint" in the Notes to Consolidated Financial Statements.

California Antitrust Litigation

       See Note 7 - "Commitments and Contingencies - Western United States Wholesale Power Market - California Antitrust Litigation" in the Notes to Consolidated Financial Statements.

Excess Emissions Report

       See Note 7 - "Commitments and Contingencies - Excess Emissions Report" in the Notes to Consolidated Financial Statements.

San Angelo Electric Service Company ("SESCO") Matter

       See Note 7 - "Commitments and Contingencies - San Angelo Electric Service Company ("SESCO") Matter" in the Notes to Consolidated Financial Statements.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

       On June 11, 2004, the Company effected a 3-for-2 stock split with respect to its common stock. See Note 5 -"Capitalization - Stock Split" in the Notes to Consolidated Financial Statements.





                           (Intentionally left blank)

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Annual Meeting

       The annual meeting of shareholders was held on May 18, 2004. The matters voted on at the meeting and the results were as follows:

       The election of the following nominees to serve as directors as follows:

                                                                      Votes
                                                                     Against
            Director                           Votes For           Or Withheld
            --------                           ---------           -----------

   Terms expiring in 2007 (Class "C" Directors):
   Bonnie S. Reitz                             36,221,906             229,741
   Jeffry E.  Sterba                           34,583,494           1,868,153
   Joan B. Woodard                             36,231,565             220,082

   Term expiring in 2005 (Class "A" Director):
   Adelmo E. Archuleta                         35,893,046             558,601

       The approval of the selection by the Company's board of directors of Deloitte & Touche LLP as independent auditors for the fiscal year ending December 31, 2004, was voted on, as follows:


                                                  Votes
                                                 Against
            Votes For                          Or Withheld          Abstentions
            ---------                          -----------          -----------

            34,034,751                          2,349,423              67,473

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits:

        2.0 Stock Purchase Agreement, dated as of July 24, 2004 by and between PNM Resources, Inc. and SW Acquisition, L.P. (incorporated by reference to Exhibit 2.0 to the Company's Current Report on Form 8-K dated July 28, 2004).

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

        31.1 Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        31.2 Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32.1 Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        32.2 Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


b. Reports on Form 8-K:

Report dated and filed May 19, 2004 pursuant to Item 5 of Form 8-K reporting that the Company announces a 3-for-2 stock split of its common stock ("Stock Split") and the quarterly stock dividend approved by its Board of Directors.

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

                                              PNM RESOURCES, INC. AND
                                        PUBLIC SERVICE COMPANY OF NEW MEXICO
                                   ---------------------------------------------
                                                   (Registrants)


Date:   August 5, 2004                         /s/ Thomas G. Sategna
                                   ---------------------------------------------
                                                 Thomas G. Sategna
                                      Vice President and Corporate Controller
                                   (Officer duly authorized to sign this report)