Form 10-Q
period 2004-09-30
PUBLIC SERVICE CO OF NEW MEXICO
filed 2004-11-04
CIK 81023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of November 1, 2004, 60,441,459 shares of common stock, no par value per share, of PNM Resources, Inc. were outstanding.

PNM RESOURCES, INC. AND SUBSIDIARIES

INDEX

Page No.
PART I. FINANCIAL INFORMATION:

Reports of Independent Registered Public Accounting Firm	3

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

PNM Resources, Inc. and Subsidiaries
Consolidated Statements of Earnings
Three and Nine Months Ended September 30, 2004 and 2003	5
Consolidated Balance Sheets
September 30, 2004 and December 31, 2003	6
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2004 and 2003	8
Consolidated Statements of Comprehensive Income
Three and Nine Months Ended September 30, 2004 and 2003	10
Public Service Company of New Mexico and Subsidiaries
Consolidated Statements of Earnings
Three and Nine Months Ended September 30, 2004 and 2003	11
Consolidated Balance Sheets
September 30, 2004 and December 31, 2003	12
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2004 and 2003	14
Consolidated Statements of Comprehensive Income
Three and Nine Months Ended September 30, 2004 and 2003	16
Notes to Consolidated Financial Statements	17

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS	53

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK	87

ITEM 4. CONTROLS AND PROCEDURES	88

PART II. OTHER INFORMATION:

ITEM 1. LEGAL PROCEEDINGS	88

ITEM 6. EXHIBITS	89

Signature	90

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PNM Resources, Inc.

Albuquerque, New Mexico

We have reviewed the accompanying consolidated balance sheet of PNM Resources, Inc. and subsidiaries (the "Company") as of September 30, 2004, and the related consolidated statements of earnings, and comprehensive income for the three-month and nine-month periods ended September 30, 2004 and 2003, and of cash flows for the nine-month periods ended September 30, 2004 and 2003. These interim consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and consolidated statement of capitalization (not presented herein) of PNM Resources, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of earnings, retained earnings, comprehensive income (loss), and cash flows for the year then ended (not presented herein); and in our report dated March 8, 2004 (which report includes explanatory paragraphs referring to the adoption of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003 and the change in actuarial valuation measurement date for the pension plan and other post-retirement benefit plans from September 30 to December 31)  we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

San Francisco, California

November 3, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Public Service Company of New Mexico
Albuquerque, New Mexico

We have reviewed the accompanying consolidated balance sheet of Public Service Company of New Mexico and subsidiaries (the "Company") as of September 30, 2004, and the related consolidated statements of earnings, and comprehensive income for the three-month and nine-month periods ended September 30, 2004 and 2003, and of cash flows for the nine-month periods ended September 30, 2004 and 2003. These interim consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and consolidated statement of capitalization (not presented herein) of Public Service Company of New Mexico and subsidiaries as of December 31, 2003, and the related consolidated statements of earnings, retained earnings, comprehensive income (loss), and cash flows for the year then ended (not presented herein); and in our report dated March 8, 2004, (which report includes explanatory paragraphs referring to the adoption of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003 and the change in actuarial valuation measurement date for the pension plan and other post-retirement benefit plans from September 30 to December 31) we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

San Francisco, California

November 3, 2004

ITEM 1. FINANCIAL STATEMENTS

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		NineMonths Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)

Operating Revenues:
Electric	$ 314,022	$ 343,281	$ 863,783	$ 842,758
Gas	73,530	47,566	330,290	251,272
Other	178	25	557	137
Total operating revenues	387,730	390,872	1,194,630	1,094,167

Operating Expenses:
Cost of energy sold	227,724	220,127	703,862	596,789
Administrative and general	37,537	38,599	120,486	113,241
Energy production costs	33,735	34,217	107,977	103,826
Depreciation and amortization	21,802	29,260	74,370	86,484
Transmission and distribution costs	14,755	15,150	44,397	46,503
Taxes, other than income taxes	8,178	7,439	25,924	21,945
Income taxes	11,784	10,199	29,601	26,158
Total operating expenses	355,515	354,991	1,106,617	994,946
Operating income	32,215	35,881	88,013	99,221

Other Income and Deductions:
Other income	10,783	15,455	32,961	39,406
Other deductions	(236)	(18,761)	(4,222)	(40,693)
Income tax (expense) benefit	(2,918)	1,193	(9,104)	468
Net other income (deductions)	7,629	(2,113)	19,635	(819)

Interest Charges	12,280	17,053	38,164	53,050

Preferred Stock Dividend Requirements
of Subsidiary	147	147	440	440

Net Earnings Before Cumulative Effect of
Changes in Accounting Principles	27,417	16,568	69,044	44,912

Cumulative Effect of Changes in Accounting
Principles, Net of Income Tax of $23,999	-	-	-	36,621

Net Earnings	$ 27,417	$ 16,568	$ 69,044	$ 81,533

Net Earnings per Common Share:

Basic	$ 0.45	$ 0.27	$ 1.14	$ 1.37

Diluted	$ 0.45	$ 0.27	$ 1.13	$ 1.36

Dividends Paid per Common Share	$ 0.16	$ 0.15	$ 0.47	$ 0.45

The accompanying notes are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
.
	September 30,	December 31,
	2004	2003
	(In thousands)
ASSETS
Utility Plant:
Electric plant in service	$2,441,775	$2,419,162
Gas plant in service	647,844	630,949
Common plant in service and plant held for future use	58,248	48,735
	3,147,867	3,098,846
Less accumulated depreciation and amortization	1,128,208	1,063,645
	2,019,659	2,035,201
Construction work in progress	163,958	133,317
Nuclear fuel, net of accumulated amortization of
$19,233 and $15,995	23,530	25,917

Net utility plant	2,207,147	2,194,435

Other Property and Investments:
Investment in lessor notes	309,022	330,339
Other investments	126,299	114,273
Non-utility property, net of accumulated depreciation of
$1,773 and $1,755	1,437	1,455

Total other property and investments	436,758	446,067

Current Assets:
Cash and cash equivalents	8,600	12,694
Accounts receivables, net of allowance for uncollectible
accounts of $2,561 and $9,284	58,322	68,258
Unbilled revenues	72,195	82,899
Other receivables	40,676	47,042
Inventories	40,007	40,799
Regulatory assets	3,694	15,436
Other current assets	53,023	38,835

Total current assets	276,517	305,963

Deferred Charges:
Regulatory assets	211,181	215,416
Prepaid benefit costs	86,516	85,782
Other deferred charges	125,910	130,966

Total deferred charges	423,607	432,164

	$3,344,029	$3,378,629

The accompanying notes are an integral part of these financial statements. 6
PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2004	2003
CAPITALIZATION AND LIABILITIES	(In thousands)
Capitalization:
Common Stockholders' Equity:
Common stock	$ 638,876	$ 647,722
Accumulated other comprehensive loss, net of tax	(70,986)	(73,487)
Retained earnings	543,111	503,069

Total common stockholders' equity	1,111,001	1,077,304
Cumulative preferred stock of subsidiary without
mandatory redemption requirements	12,800	12,800
Long-term debt, less current maturities	987,986	987,210

Total capitalization	2,111,787	2,077,314

Current Liabilities:
Short-term debt	27,176	125,918
Accounts payable	69,270	86,155
Accrued interest and taxes	72,775	23,477
Other current liabilities	97,514	110,031

Total current liabilities	266,735	345,581

Deferred Credits:
Accumulated deferred income taxes	256,360	250,098
Accumulated deferred investment tax credits	36,135	38,462
Regulatory liabilities	325,317	316,384
Asset retirement obligations	49,382	46,416
Minimum pension liability	128,825	128,825
Accrued post-retirement benefit costs	16,271	20,638
Other deferred credits	153,217	154,911

Total deferred credits	965,507	955,734

	$ 3,344,029	$ 3,378,629

The accompanying notes are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
	(In thousands)

Cash Flows From Operating Activities:
Net earnings	$ 69,044	$ 81,533
Adjustments to reconcile net earnings to net cash flows
from operating activities:
Depreciation and amortization	96,837	106,538
Allowance for equity funds used during construction	(802)	(1,540)
Accumulated deferred income tax	2,056	37,149
Transition costs write-off	-	16,720
Loss on reacquired debt	-	16,576
Cumulative effect of changes in accounting principles	-	(60,620)
Net unrealized gains on trading and investment contracts	(1,343)	(1,111)
Changes in certain assets and liabilities:
Accounts receivable	9,936	(9,807)
Unbilled revenues	10,704	2,587
Accrued post-retirement benefit costs	(5,101)	(16,913)
Other assets	5,018	23,496
Accounts payable	(20,083)	(39,447)
Accrued interest and taxes	49,298	22,027
Other liabilities	(11,496)	(16,448)
Net cash flows from operating activities	204,068	160,740
Cash Flows From Investing Activities:
Utility plant additions	(83,880)	(120,895)
Nuclear fuel additions	(5,820)	(6,045)
Utility plant additions related to allowance for borrowed funds used
during construction and capitalized interest	(2,251)	(854)
Combustion turbine payments	-	(11,136)
Redemption of available-for-sale investments	-	80,291
Redemption of other investments	10,031	-
Bond purchase	-	(6,675)
Return of principal of PVNGS lessor notes	20,292	18,360
Other investing	(9,673)	(3,607)
Net cash flows from investing activities	(71,301)	(50,561)

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
	(In thousands)

Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	(98,742)	(17,115)
Long-term debt borrowings	-	483,882
Long-term debt repayments	-	(476,572)
Premium on long-term debt refinancing	-	(23,905)
Refund costs of pollution control bonds	-	(31,427)
Exercise of employee stock options	(9,578)	(7,355)
Dividends paid	(29,031)	(27,298)
Other financing	490	(1,753)
Net cash flows from financing activities	(136,861)	(101,543)
Increase (decrease) in cash and cash equivalents	(4,094)	8,636
Beginning of period	12,694	3,702
End of period	$ 8,600	$ 12,338
Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$ 33,942	$ 56,040
Income taxes (refunded), net	$ (5,508)	$ (11,648)
Pension contribution of PNM Resources, Inc. common shares	$ -	$ 28,950

The accompanying notes are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands)

Net Earnings	$ 27,417	$ 16,568	$ 69,044	$ 81,533
Other Comprehensive Income, net of tax:

Unrealized gain (loss) on securities:
Unrealized holding gains (losses) during
the period, net of income tax (expense) benefit
of $(205), $(171), $(477) and $(743)	313	261	728	1,133
Reclassification adjustment for amounts
included in net income, net of income tax
(expense) benefit of $319, $58, $701 and $381	(487)	(88)	(1,069)	(582)

Minimum pension liability adjustment,
net of income tax expense of $(12)	-	-	19	-

Mark-to-market adjustment for certain
derivative transactions:
Change in fair market value of designated
cash flow hedges, net of income tax (expense)
benefit of $290, $271, $(2,112), and $(7,748)	(442)	(414)	3,222	11,410
Reclassification for amounts in net
income, net of income tax (expense) benefit of
$329 and $261	(502)	-	(399)	-

Total Other Comprehensive Income (Loss)	(1,118)	(241)	2,501	11,961

Total Comprehensive Income	$ 26,299	$ 16,327	$ 71,545	$ 93,494

The accompanying notes are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands)

Operating Revenues:
Electric	$ 314,022	$ 343,281	$ 863,783	$ 842,758
Gas	73,530	47,566	330,290	251,272
Total operating revenues	387,552	390,847	1,194,073	1,094,030

Operating Expenses:
Cost of energy sold	227,686	220,127	703,751	596,789
Administrative and general	37,056	39,033	121,075	110,249
Energy production costs	33,735	34,217	107,977	103,826
Depreciation and amortization	21,157	28,803	72,597	85,287
Transmission and distribution costs	14,755	15,150	44,397	47,603
Taxes, other than income taxes	7,523	6,707	23,805	21,955
Income taxes	12,074	10,495	30,095	27,606
Total operating expenses	353,986	354,532	1,103,697	993,315
Operating income	33,566	36,315	90,376	100,715

Other Income and Deductions:
Other income	11,258	14,700	33,043	36,790
Other deductions	(1,225)	(18,713)	(2,816)	(38,156)
Income tax (expense) benefit	(2,715)	1,474	(9,693)	500
Net other income (deductions)	7,318	(2,539)	20,534	(866)

Interest Charges	13,189	17,011	39,774	52,336

Net Earnings Before Cumulative Effect of
Changes in Accounting Principles	27,695	16,765	71,136	47,513

Cumulative Effect of Changes in Accounting
Principles, Net of Income Tax of $23,999	-	-	-	36,621

Net Earnings	27,695	16,765	71,136	84,134
Preferred Stock Dividend Requirements	147	147	440	440

Net Earnings Available for Common	$ 27,548	$ 16,618	$ 70,696	$ 83,694

The accompanying notes are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2004	2003
	(In thousands)
ASSETS
Utility Plant:
Electric plant in service	$2,441,775	$ 2,419,162
Gas plant in service	647,844	630,949
Common plant in service and plant held for future use	18,807	10,997
	3,108,426	3,061,108
Less accumulated depreciation and amortization	1,118,957	1,055,251
	1,989,469	2,005,857
Construction work in progress	153,091	120,340
Nuclear fuel, net of accumulated amortization of
$19,233 and $15,995	23,530	25,917

Net utility plant	2,166,090	2,152,114

Other Property and Investments:
Investment in lessor notes	309,022	330,339
Other investments	108,505	91,273
Non-utility property	966	966

Total other property and investments	418,493	422,578

Current Assets:
Cash and cash equivalents	8,062	11,607
Accounts receivables, net of allowance for uncollectible
accounts of $2,561 and $9,284	58,322	68,258
Unbilled revenues	72,195	82,899
Other receivables	38,789	45,814
Notes receivable from parent	19,700	-
Inventories	39,984	40,791
Regulatory assets	3,694	15,436
Other current assets	48,472	28,089

Total current assets	289,218	292,894

Deferred Charges:
Regulatory assets	211,181	215,416
Prepaid benefit costs	86,516	85,782
Other deferred charges	123,094	130,520

Total current assets	420,791	431,718

	$3,294,592	$ 3,299,304

The accompanying notes are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2004	2003
CAPITALIZATION AND LIABILITIES	(In thousands)
Capitalization:
Common Stockholder's Equity:
Common stock	$ 195,589	$ 195,589
Additional paid-in capital	556,608	556,608
Accumulated other comprehensive (loss), net of tax	(70,986)	(73,487)
Retained earnings	373,286	302,589

Total common stockholder's equity	1,054,497	981,299
Cumulative preferred stock without mandatory
redemption requirements	12,800	12,800
Long-term debt, less current maturities	986,585	987,210

Total capitalization	2,053,882	1,981,309

Current Liabilities:
Short-term debt	27,200	124,900
Accounts payable	68,867	78,313
Accounts payable to parent	56,998	73,571
Accrued interest and taxes	56,501	8,879
Other current liabilities	71,762	83,823

Total current liabilities	281,328	369,486

Deferred Credits:
Accumulated deferred income taxes	252,543	246,282
Accumulated deferred investment tax credits	36,135	38,462
Regulatory liabilities	325,317	316,384
Asset retirement obligation	49,382	46,416
Minimum pension liability	128,825	128,825
Accrued post-retirement benefit costs	16,271	20,638
Other deferred credits	150,909	151,502

Total deferred credits	959,382	948,509

	$ 3,294,592	$ 3,299,304

The accompanying notes are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	September 30,
	2004	2003
	(In thousands)

Cash Flows From Operating Activities:
Net earnings available for common	$ 70,696	$ 83,694
Adjustments to reconcile net earnings to net cash flows
from operating activities:
Depreciation and amortization	95,047	105,336
Allowance for equity funds used during construction	(774)	(1,540)
Accumulated deferred income tax	2,056	37,826
Transition costs write-off	-	16,720
Loss on reacquired debt	-	16,576
Cumulative effect of changes in accounting principles	-	(60,620)
Net unrealized gains on trading and investment contracts	(1,343)	(1,111)
Changes in certain assets and liabilities:
Accounts receivable	9,936	(9,807)
Unbilled revenues	10,704	2,587
Accrued post-retirement benefit costs	(5,101)	(16,913)
Other assets	11,899	25,655
Accounts payable	(12,644)	(40,606)
Accrued interest and taxes	47,622	16,888
Other liabilities	(9,530)	(33,219)
Net cash flows from operating activities	218,568	141,466
Cash Flows From Investing Activities:
Utility plant additions	(83,626)	(115,816)
Nuclear fuel additions	(5,820)	(6,045)
Utility plant additions related to allowance for borrowed funds used
during construction and capitalized interest	(2,024)	(854)
Combustion turbine payments	-	(11,136)
Eastern Interconnect Project buyout	-	(36,925)
Purchase of bond investments	(12,247)	-
Return of principal of PVNGS lessor notes	20,292	18,360
Other investing	(4,035)	1,696
Net cash flows from investing activities	(87,460)	(150,720)

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	September 30,
	2004	2003
	(In thousands)

Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	(97,700)	(18,654)
Long-term debt borrowings	-	483,882
Long-term debt repayments	-	(450,420)
Premium on long-term debt refinancing	-	(23,905)
Refund costs of pollution control bonds	-	(31,427)
Equity contribution from parent	-	110,000
Dividends paid	(440)	(10,946)
Other financing	(240)	(1,634)
Change in intercompany accounts	(36,273)	(36,703)
Net cash flows from financing activities	(134,653)	20,193
Increase (decrease) in cash and cash equivalents	(3,545)	10,939
Beginning of period	11,607	3,094
End of period	$ 8,062	$ 14,033
Supplemental Cash Flow Disclosures:
Interest paid, net of capital interest	$ 35,890	$ 55,334
Income taxes (refunded), net	$ (2,749)	$ (5,084)

The accompanying notes are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands)

Net Earnings Available for Common	$27,548	$16,618	$70,696	$83,694
Other Comprehensive Income, net of tax:

Unrealized gain (loss) on securities:
Unrealized holding gains (losses) during the
period, net of income tax (expense) benefit
of $(205), $(171), $(477) and $(968)	313	261	728	1,477
Reclassification adjustment for amounts
included in net income, net of income tax
(expense) benefit of $319, $58, $701 and $86	(487)	(88)	(1,069)	(131)

Minimum pension liability adjustment,
net of income tax expense of $(12)	-	-	19	-

Mark-to-market adjustment for certain
derivative transactions:
Change in fair market value of designated cash
flow hedges, net of income tax (expense) benefit
of $290, $271,$(2,112) and $(6,549)	(442)	(414)	3,222	9,993
Reclassification for amounts in net
income, net of income tax (expense) benefit
of $329, and $261	(502)	-	(399)	-

Total Other Comprehensive Income (Loss)	(1,118)	(241)	2,501	11,339

Total Comprehensive Income	$26,430	$16,377	$73,197	$95,033

The accompanying notes are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)     Accounting Policies and Responsibility for Financial Statements

In the opinion of the management of PNM Resources, Inc. (the "Holding Company") and Subsidiaries and Public Service Company of New Mexico and Subsidiaries ("PNM") (collectively, the "Company"), the accompanying unaudited interim consolidated financial statements reflect all normal and recurring accruals and adjustments which are necessary to present fairly the Company's financial position at September 30, 2004 and December 31, 2003, the consolidated results of its operations and comprehensive income for the three and nine months ended September 30, 2004 and 2003 and the consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003.  These consolidated financial statements are unaudited, and certain information and note disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted, as permitted under the applicable rules and regulations.  Readers of these financial statements should refer to the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2003, that are included in the Company's Annual Reports on Form 10-K for the year ended December 31, 2003.  The results of operations presented in the accompanying financial statements are not necessarily representative of operations for an entire year.

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

Decommissioning Costs

        Accounting for decommissioning costs for nuclear and fossil-fuel generation involves estimates related to costs to be incurred many years in the future after plant closure.  Changes in these estimates could impact the Company's financial position, results of operation and cash flows.  The Company owns and leases nuclear and fossil-fuel facilities that are within and outside of its retail service areas.  The Company adopted the accounting requirements of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") on January 1, 2003.  Under SFAS 143, the Company is only required to recognize and measure decommissioning liabilities for tangible long-lived assets for which a legal obligation exists.  Adoption of the statement changed the Company's method of accounting for both nuclear generation decommissioning and fossil fuel generation decommissioning.  Nuclear decommissioning costs are based on site-specific estimates of the costs for removing all radioactive and other structures at the site.  PVNGS Unit 3 is currently excluded from the Company's retail rates while Units 1 and 2 are included in the Company's retail rates.  The Company collects a provision for ultimate decommissioning of Units 1 and 2 in its rates based on the results of a decommissioning study and recognizes a corresponding expense and liability for these amounts.  The Company collects a provision for ultimate decommissioning of its fossil fuel generation in its rates based on its legal asset retirement obligations ("ARO").  The Company believes that it will continue to be able to collect for nuclear and fossil-fuel generation decommissioning costs through the ratemaking process.

Upon implementation of SFAS 143 in 2003, the net difference between the amounts determined to represent legal ARO under SFAS 143 and the Company's previous method of accounting for decommissioning costs was recognized as a cumulative effect of a change in accounting principle, increasing earnings by $37.4 million, net of related income tax expense of $24.5 million.

Pension and Other Post-retirement Benefits

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 introduced a prescription drug benefit under Medicare ("Medicare Part D") as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.   On July 19, 2004, the Company's Board of Directors approved a resolution adopting Medicare Part D for its retiree healthcare plan.  The effect of this change was to reduce expenses by $0.7 million for the third quarter of 2004, and the Company expects it to reduce expenses by $0.9 million during the fourth quarter of 2004.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.  The Company has elected to retain the intrinsic value method of accounting as described above, and has adopted the disclosure requirements of SFAS 123 only.

        At September 30, 2004, the Company had three stock-based employee compensation plans.  Options continue to be granted under only two of these plans.  Had compensation expense for the Company's stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS 123, the effect on the Company's pro forma net earnings and pro forma earnings per share would have been as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands, except per share data)

Net earnings	$27,417	$16,568	$69,044	$81,533
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for all
awards, net of related tax effects	(704)	(539)	(2,111)	(1,617)
Pro forma net earnings	$26,713	$16,029	$66,933	$79,916

Earnings per share:
Basic - as reported	$ 0.45	$ 0.27	$ 1.14	$ 1.37

Basic - pro forma	$ 0.44	$ 0.27	$ 1.11	$ 1.35

Diluted - as reported	$ 0.45	$ 0.27	$ 1.13	$ 1.36

Diluted - pro forma	$ 0.44	$ 0.26	$ 1.09	$ 1.33

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

PNM RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

In addition, adjustments related to Emerging Issues Task Force Issue 03-11 "Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not Held for Trading Purposes" ("EITF 03-11") are included in Corporate and Other.  These accounting pronouncements require a net presentation of realized gains and losses for certain non-trading derivatives.  Management evaluates wholesale operations on a gross presentation basis due to its net asset-backed marketing strategy and the importance the strategy places on the Company's ability to repurchase and remarket previously sold capacity.

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

Long-term contracts include sales to wholesale customers with multi-year arrangements.  These contracts range from 1 to 17 years with an average maturity of 6.5 years as of September 30, 2004.  Forward sales include third party purchases in the forward market that range from 1 month to 3 years.  These transactions do not typically qualify as normal sales and purchases as defined in SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, and thus are generally marked to market.  Short-term sales generally include spot market, hour ahead, day ahead and week ahead contracts with terms of 30 days or less.  Also included in short-term sales are sales of any excess generation not required to fulfill PNM's retail load and contractual commitments.  Short-term sales also cover the revenue credit to retail customers as specified in the most recent electric rate agreement.

CORPORATE AND OTHER

The Holding Company performs substantially all of the corporate activities of PNM.  These activities are billed to PNM on a cost basis to the extent they are for the corporate management of PNM and are allocated to the operating segments.  As previously reported, the Holding Company has been advised by the SEC Staff that it should register under the Public Utility Holding Company Act of 1935 ("PUHCA").  Under PUHCA, a registered holding company may not provide services to a public utility.  As a result, the Holding Company is establishing a services company to provide these services to the Holding Company and its affiliates as part of the overall process of registering under PUHCA.  The Holding Company's wholly-owned subsidiary, Avistar, was formed in August 1999 as a New Mexico corporation and is currently engaged in certain unregulated and non-utility businesses.  This segment also includes the reconciling items discussed for EITF 03-11 and certain one-time items.

(Intentionally left blank)

PNM RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized financial information by business segment for the three months ended September 30, 2004 is as follows:

			Utility
	Electric	Gas	Transmission	Eliminations	Total
			(In thousands)
2004:
Operating revenues:
External customers	$ 147,922	$ 73,530	$ 4,490	$ -	$ 225,942
Intersegment revenues	-	-	9,095	(9,095)	-
Cost of energy sold	57,907	48,127	1,862	(9,095)	98,801
Intersegment energy transfer	(9,838)	-	-	-	(9,838)
Gross margin	99,853	25,403	11,723	-	136,979
Depreciation and amortization	9,860	4,574	2,709	-	17,143
Interest income	6,839	203	316	-	7,358
Interest charges	7,247	2,765	1,412	-	11,424
Total income tax expense (benefit)	13,517	(1,658)	1,243	-	13,102
Operating income	23,567	109	3,033	-	26,709
Segment net earnings (loss)	20,626	(2,532)	1,896	-	19,990

Total assets	1,434,748	514,510	294,768	-	2,244,026
Gross property additions	13,998	7,419	3,806	-	25,223

		Corporate
	Wholesale	and Other	Consolidated
		(In thousands)
2004:
Operating revenues:
External customers	$ 185,115	$ (23,327)	(a) $ 387,730
Intersegment revenues	-	-	-
Cost of energy sold	152,389	(23,466)	227,724
Intersegment energy transfer	9,838	-	-
Gross margin	22,888	139	160,006
Depreciation and amortization	3,078	1,581	21,802
Interest income	1,366	546	9,270
Interest charges	3,391	(2,535)	12,280
Total income tax expense (benefit)	3,268	(1,668)	14,702
Operating income (loss)	7,330	(1,824)	32,215
Segment net earnings	4,985	2,442	27,417

Total assets	428,478	671,525	3,344,029
Gross property additions	1,770	3,712	30,705

(a)   Includes EITF 03-11 impact, under which wholesale revenues and the associated cost of energy of $23.5 million are reclassified to a net margin basis in accordance with GAAP.

PNM RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized financial information by business segment for the three months ended September 30, 2003 is as follows:

			Utility
	Electric	Gas	Transmission	Eliminations	Total
			(In thousands)
2003:
Operating revenues:
External customers	$ 154,746	$ 47,566	$ 8,920	$ -	$ 211,232
Intersegment revenues	-	-	6,447	(4,349)	2,098
Cost of energy sold	58,690	22,855	1,209	(4,349)	78,405
Intersegment energy transfer	(8,738)	-	-	-	(8,738)
Gross margin	104,794	24,711	14,158	-	143,663
Depreciation and amortization	15,910	5,613	2,689	-	24,212
Interest income	6,666	685	170	-	7,521
Interest charges	6,023	3,566	1,724	-	11,313
Total income tax expense (benefit)	15,526	(3,357)	1,768	-	13,937
Operating income (loss)	21,823	(1,553)	4,153	-	24,423
Segment net earnings (loss)	20,658	(5,201)	2,684	-	18,141

Total assets at December 31, 2003	1,429,291	509,111	275,301	-	2,213,703
Gross property additions	20,095	11,973	15,378	-	47,446

		Corporate
	Wholesale	and Other	Consolidated
		(In thousands)
2003:
Operating revenues:
External customers	$ 179,615	$ 25	$ 390,872
Intersegment revenues	635	(2,733)	-
Cost of energy sold	144,455	(2,733)	220,127
Intersegment energy transfer	8,738	-	-
Gross margin	27,057	25	170,745
Depreciation and amortization	3,579	1,469	29,260
Interest income	1,638	1,632	10,791
Interest charges	4,191	1,549	17,053
Total income tax expense	4,261	(9,192)	(a) 9,006
Operating income	9,187	2,271	35,881
Segment net earnings (loss)	5,939	(7,512)	(a) 16,568

Total assets at December 31, 2003	425,372	739,554	3,378,629
Gross property additions	3,794	5,366	56,606

(a)   Includes $10.0 million write-off related to refinancing of long-term debt, net of tax benefit of $6.6 million.

PNM RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized financial information by business segment for the nine months ended September 30, 2004 is as follows:

			Utility
	Electric	Gas	Transmission	Eliminations	Total
			(In thousands)
2004:
Operating revenues:
External customers	$ 408,653	$ 330,290	$ 13,324	$ -	$ 752,267
Intersegment revenues	-	-	24,983	(24,983)	-
Cost of energy sold	161,427	228,925	5,103	(24,983)	370,472
Intersegment energy transfer	(34,175)	-	-	-	(34,175)
Gross margin	281,401	101,365	33,204	-	415,970
Depreciation and amortization	37,813	14,041	8,123	-	59,977
Interest income	20,501	1,361	734	-	22,596
Interest charges	21,694	8,241	4,348	-	34,283
Total income tax expense	26,393	3,242	2,378	-	32,013
Operating income	49,307	12,412	7,385	-	69,104
Segment net earnings	40,273	4,946	3,628	-	48,847

Total assets	1,434,748	514,510	294,768	-	2,244,026
Gross property additions	45,454	21,447	12,655	-	79,556

		Corporate
	Wholesale	and Other	Consolidated
		(In thousands)
2004:
Operating revenues:
External customers	$ 475,414	$ (33,051)	(a) $1,194,630
Intersegment revenues	-	-	-
Cost of energy sold	366,887	(33,497)	703,862
Intersegment energy transfer	34,175	-	-
Gross margin	74,352	446	490,768
Depreciation and amortization	10,585	3,808	74,370
Interest income	4,104	1,335	28,035
Interest charges	10,177	(6,296)	38,164
Total income tax expense (benefit)	10,192	(3,500)	38,705
Operating income (loss)	22,594	(3,685)	88,013
Segment net earnings	15,551	4,646	69,044

Total assets	428,478	671,525	3,344,029
Gross property additions	6,618	6,579	92,753

(a)   Includes EITF 03-11 impact, under which wholesale revenues and the associated cost of energy of $33.6 million are reclassified to a net margin basis in accordance with GAAP.

PNM RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized financial information by business segment for the nine months ended September 30, 2003 is as follows:

			Utility
	Electric	Gas	Transmission	Eliminations	Total
			(In thousands)
2003:
Operating revenues:
External customers	$ 412,042	$ 251,272	$ 15,794	$ -	$ 679,108
Intersegment revenues	-	-	24,636	(24,636)	-
Cost of energy sold	157,870	157,452	3,640	(24,636)	294,326
Intersegment energy transfer	(32,772)	-	-	-	(32,772)
Gross margin	286,944	93,820	36,790	-	417,554
Depreciation and amortization	47,488	16,553	7,348	-	71,389
Interest income	22,722	1,794	228	-	24,744
Interest charges	19,375	10,355	4,803	-	34,533
Total income tax expense	30,734	(1,252)	2,796	-	32,278
Operating income	50,392	7,846	8,804	-	67,042
Segment net earnings	46,897	(1,911)	4,267	-	49,253

Total assets at December 31, 2003	1,429,291	509,111	275,301	-	2,213,703
Gross property additions	51,066	33,206	26,707	-	110,979

		Corporate
	Wholesale	and Other	Consolidated
		(In thousands)
2003:
Operating revenues:
External customers	$ 414,922	$ 137	$ 1,094,167
Intersegment revenues	1,535	(1,535)	-
Cost of energy sold	303,998	(1,535)	596,789
Intersegment energy transfer	32,772	-	-
Gross margin	79,687	137	497,378
Depreciation and amortization	10,639	4,456	86,484
Interest income	4,233	2,991	31,968
Interest charges	11,352	7,165	53,050
Total income tax expense (benefit)	10,383	(16,971)	(a) 25,690
Operating income	24,251	7,928	99,221
Segment net earnings (loss)	15,844	(20,185)	(a) 44,912

Total assets at December 31, 2003	425,372	739,554	3,378,629
Gross property additions	9,176	9,179	129,334

(a)   Includes $10.1 million write-off of transition costs, net of tax benefit of $6.6 million, due to the repeal of deregulation in New Mexico, and the $10.0 million write-off related to refinancing of long-term debt, net of tax benefit of $6.6 million.

PNM RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

         PNM purchased $7.8 million of natural gas options in the first nine months of 2004 to protect its natural gas customers from the risk of rising prices during the 2004-2005 heating season.  In total, PNM plans to expend approximately $10.0 million in 2004 to purchase gas options that essentially cap the amount the Company would pay for each volume of gas subject to the options during the winter heating season.  PNM expects to recover its option premiums as a component of the PGAC during the months of October 2004 through February 2005.

Wholesale Electricity Contracts

The Company's Wholesale Operations have entered into various forward physical contracts for the purchase and sale of electricity with the intent to optimize its net generation position.  These contracts, which are derivatives, do not qualify for normal purchase and sale designation pursuant to GAAP, and are marked to market.

For the three months ended September 30, 2004, the Company's Wholesale Operations settled derivative forward contracts for the sale of electricity that generated $76.1 million of electric revenues by delivering 1.3 million megawatt hours ("MWh").  The Company settled derivative forward contracts for the purchase of electricity of $64.8 million or 1.1 million MWh to support these contractual sales and other open market sales opportunities.  For the three months ended September 30, 2003, the Company's Wholesale Operations settled derivative forward contracts for the sale of electricity that generated $65.5 million of electric revenues by delivering 1.1 million MWh.  The Company settled derivative forward contracts for the purchase of electricity of $59.8 million or 1.0 million MWh to support these contractual sales.

For the nine months ended September 30, 2004, the Company's Wholesale Operations settled derivative forward contracts for the sale of electricity that generated $148.7 million of electric revenues by delivering 2.8 million MWh.  The Company settled derivative forward contracts for the purchase of electricity of $133.1 million or 2.6 million MWh to support these contractual sales and other open market sales opportunities.  For the nine months ended September 30, 2003, the Company's Wholesale Operations settled derivative forward contracts for the sale of electricity that generated $125.3 million of electric revenues by delivering 2.5 million MWh.  The Company settled derivative forward contracts for the purchase of electricity of $120.8 million or 2.5 million MWh to support these contractual sales.

PNM RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2004, the Company had open derivative forward contract positions to buy $11.0 million and to sell $13.2 million of electricity.  At September 30, 2004, the Company had a gross mark-to-market gain (asset position) on these derivative forward contracts of $4.9 million and a gross mark-to-market loss (liability position) of $4.2 million, recorded in other assets and liabilities, respectively.  The change in mark-to-market valuation is recognized in earnings each period and is recorded in operating revenues and cost of energy.

The Company's Wholesale Operations also entered into forward physical contracts for the sale of the Company's electric capacity in excess of its retail and wholesale firm requirement needs, including reserves.  In addition, the Company entered into forward physical contracts for the purchase of retail needs, including reserves, when resource shortfalls exist.  The Company generally accounts for these as normal sales and purchases as defined by SFAS 133, as amended.  From time to time the Company makes forward purchases to serve its retail needs when the cost of purchased power is less than the incremental cost of its generation.  At September 30, 2004, the Company had open forward positions classified as normal sales of electricity of $157.2 million and normal purchases of electricity of $75.4 million, which will be reflected in the financial statements upon physical delivery.

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

The Company is exposed to credit risk in the event of non-performance or non-payment by counterparties of its financial and physical derivative instruments. The Company uses a credit management process to assess and monitor the financial conditions of counterparties.  The Company's credit risk with its largest counterparty as of September 30, 2004 and December 31, 2003 was $29.6 million and $23.5 million, respectively.

Wholesale Gas Contracts

Beginning in the second quarter of 2004, the Company's Wholesale Operations entered into various forward contracts for the purchase of gas with the intent to optimize its net generation position.  These contracts, which are derivatives, do not qualify for normal purchase and sale designation pursuant to GAAP, and are marked to market.  For the three months ended September 30, 2004, the Company's Wholesale Operations settled derivative forward contracts for the sale of gas that generated $18.1 million of revenues and settled derivative forward contracts for the purchase of gas of $17.1 million.

For the nine months ended September 30, 2004, the Company's Wholesale Operations settled derivative forward contracts for the sale of gas that generated $24.2 million of revenues and settled derivative forward contracts for the purchase of gas of $22.6 million.

PNM RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2004, the Company had open derivative forward contract positions to buy $13.5 million and to sell $13.6 million of gas.  At September 30, 2004, the Company had a gross mark-to-market gain (asset position) on these derivative forward contracts of $1.0 million and a gross mark-to-market loss (liability position) of $0.2 million, recorded in other current assets and liabilities, respectively.  The change in mark-to-market valuation is recognized in earnings each period and is recorded in operating revenues and cost of energy as applicable.

(4)     Earnings Per Share

In accordance with SFAS No. 128, "Earnings per Share" ("SFAS 128"), dual presentation of basic and diluted earnings per share has been presented in the Consolidated Statements of Earnings.  The following reconciliation illustrates the impact on the share amounts of potential common shares and the earnings per share amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Basic:
Net Earnings Before Cumulative Effect of
Changes in Accounting Principles	$27,417	$16,568	$69,044	$44,912
Cumulative Effect of Changes in
Accounting Principles, net of tax of $23,999	-	-	-	36,621

Net Earnings	$27,417	$16,568	$69,044	$81,533

Average Number of Common Shares
Outstanding	60,422	60,359	60,405	59,367

Net Earnings per Share of Common Stock
(Basic)	$ 0.45	$ 0.27	$ 1.14	$ 1.37

Earnings Before Cumulative Effect of
Changes in Accounting Principles	0.45	0.27	1.14	0.76
Cumulative Effect of Changes in
Accounting Principles	-	-	-	0.61

Net Earnings per Share of Common Stock
(Basic)	$ 0.45	$ 0.27	$ 1.14	$ 1.37

PNM RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Diluted:
Net Earnings Before Cumulative Effect of
Changes in Accounting Principles	$27,417	$16,568	$69,044	$44,912
Cumulative Effect of Changes in
Accounting Principles, net of tax of $23,999	-	-	-	36,621

Net Earnings	$27,417	$16,568	$69,044	$81,533

Average Number of Common Shares
Outstanding	60,422	60,359	60,405	59,367
Dilutive Effect of Common Stock
Equivalents (a)	824	701	804	537
Average Common and Common
Equivalent Shares	61,246	61,060	61,209	59,904

Net Earnings per Share of Common Stock
(Diluted)	$ 0.45	$ 0.27	$ 1.13	$ 1.36

Earnings Before Cumulative Effect of
Changes in Accounting Principles	0.45	0.27	1.13	0.75
Cumulative Effect of Changes in
Accounting Principles	-	-	-	0.61

Net Earnings per Share of Common Stock
(Diluted)	$ 0.45	$ 0.27	$ 1.13	$ 1.36

(a)     Excludes the effect of average anti-dilutive common stock equivalents related to out-of-the-money options of 6,725 and 75,000 for the three months ended and 707,734 and 1,314,092 for the nine months ended September 30, 2004 and 2003, respectively.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Debt

PNM's debt facilities consist of $300.0 million from an unsecured revolving credit facility ("Credit Facility"), $90.0 million from an accounts receivable securitization program and $23.5 million in local lines of credit.

On April 1, 2004, PNM repriced $146.0 million of tax exempt pollution control bonds, with a previous interest rate of 2.75%.  The new interest rate is 2.10% for a term of 2 years.  These bonds will reprice next on April 1, 2006.

On April 23, 2004, PNM entered into a rated commercial paper program.  PNM may issue up to $300.0 million in commercial paper for up to 365 days.  The commercial paper is unsecured and the proceeds were used to retire borrowings under the previous unrated commercial paper program, to retire other short-term borrowings and for other short-term cash management needs.  PNM's Credit Facility serves as a backstop for the outstanding commercial paper.

On April 29, 2004, the Holding Company entered into three fixed to floating interest rate swaps with an aggregate notional principal amount of $150.0 million.  Under these swaps, the Holding Company receives a 4.40% fixed interest payment on the notional principal amount on a semi-annual basis and pays a floating rate equal to the six month London Interbank Offered Rate ("LIBOR") plus 58.15 basis points (0.58%) on the notional amount through September 15, 2008.  The initial floating rate was approximately 1.91% and will be reset every six months.  The floating rate was reset on September 15, 2004, to approximately 2.64%.  The swap is accounted for as a fair-value hedge with a fair-market value (asset position) of approximately $1.4 million as of September 30, 2004.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

 (6)    Pension and Other Post-Retirement Benefit Plans

The Company and its subsidiaries maintain a qualified defined benefit pension plan ("Pension Plan"), medical and dental benefits to eligible retirees ("Other Post-Retirement Benefits"), and an Executive Retirement Plan.  The following table shows the net periodic benefit cost or income of the Company's Pension Plan, Other Post-Retirement Benefit Plans, and the Executive Retirement Plan:

	Three Months Ended September 30,
	Pension Plan		Other Post-Retirement Benefits		Executive Retirement Program

	2004	2003	2004	2003	2004	2003
			(In thousands)
Components of Net Periodic
Benefit Cost/(Income)
Service cost	$ 759	$ 1,297	$ 513	$ 771	$ 26	$ 20
Interest cost	7,552	7,023	1,555	1,960	309	338
Expected return on assets	(9,709)	(9,085)	(1,232)	(1,148)	-	-
Transition obligation	-	-	454	454	-	-
Prior service cost amortization	79	80	(4,703)	(648)	38	38
Net loss amortization	888	978	1,271	1,031	33	22
Net Periodic Benefit Cost (Income)	$ (431)	$ 293	$(2,142)	$ 2,420	$ 406	$ 418
	Nine Months Ended September 30,
	Pension Plan		Other Post-Retirement Benefits		Executive Retirement Program

	2004	2003	2004	2003	2004	2003
			(In thousands)
Components of Net Periodic
Benefit Cost/(Income)
Service cost	$ 2,929	$ 3,891	$ 1,715	$ 2,313	$ 77	$ 60
Interest cost	22,232	21,068	5,207	5,880	929	1,015
Expected return on assets	(29,395)	(26,098)	(3,696)	(3,444)	-	-
Transition obligation	-	-	1,363	1,363	-	-
Prior service cost amortization	237	238	(6,803)	(1,944)	113	113
Net loss amortization	3,203	2,933	3,739	3,093	99	66
Net Periodic Benefit Cost (Income)	$ (794)	$ 2,032	$ 1,525	$ 7,261	$ 1,218	$ 1,254

For the nine months ended September 30, 2004, the Company contributed $4.6 million to trusts for the Other Post-Retirement Benefits.  The Company expects to contribute an additional $1.6 million in the fourth quarter of 2004.

PNM RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7)     Commitments and Contingencies

Palo Verde Nuclear Generating Station ("PVNGS") Liability and Insurance Matters

The PVNGS participants have financial protection for public liability resulting from nuclear energy hazards to the full limit of liability under federal law.  This potential liability is covered by primary liability insurance provided by commercial insurance carriers in the amount of $300.0 million and the balance by an industry‑wide retrospective assessment program. If losses at any nuclear power plant covered by the programs exceed the primary liability insurance limit, the Company could be assessed retrospective adjustments.  The maximum assessment per reactor under the program for each nuclear incident is approximately $101.0 million.  The retrospective assessment is subject to an annual limit of $10.0 million per reactor per incident.  Based upon the Company's 10.2% interest in the three PVNGS units, the Company's maximum potential assessment per incident for all three units is approximately $31.0 million, with an annual payment limitation of approximately $3.0 million per incident.  If the funds provided by this retrospective assessment program prove to be insufficient, the United States Congress ("Congress") could impose revenue-raising measures on the nuclear industry to pay claims.

Possible Price-Anderson Act Changes

Versions of comprehensive energy bills proposed for adoption by Congress contain provisions that would amend Federal Law (the "Price-Anderson Act") addressing public liability from nuclear energy hazards in ways that would increase the annual limit on retrospective assessments (see "PVNGS Liability and Insurance Matters" above) from $10.0 million to $15.0 million per reactor per incident with the Company's annual exposure per incident increasing from $3.0 million to $4.5 million.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Four Corners region, in which San Juan Generating Station ("SJGS") and Four Corners Power Plant ("Four Corners") are located, has been experiencing drought conditions that may affect the water supply for the Company's generation plants.  If adequate precipitation is not received in the watershed that supplies the Four Corners region, the plants could be affected in 2005 and beyond.  The United States Bureau of Reclamation ("USBR") has approved a supplemental contract for 8,300 acre-feetper year for a one-year term ending December 31, 2004.  Environmental approvals have been obtained for the supplemental contract.  PNM has also signed a voluntary shortage sharing agreement with tribes and other water users in the San Juan Basin for a one-year term ending December 31, 2004.  Environmental approvals for that agreement have been obtained.  A similar agreement was entered into in 2003.  Discussions for a 2005 shortage sharing agreement are underway.  Although the Company does not believe that its operations will be materially affected by the drought conditions at this time, it cannot forecast the weather situation or its ramifications, or how regulations and legislation may impact the Company's situation in the future, should the drought continue.

Conflicts at San Juan Mine involving Oil and Gas Leaseholders

The San Juan Coal Company ("SJCC"), through leases with the federal government and the State of New Mexico, owns coal interests with respect to an underground mine.  Richardson Operating Company ("Richardson"), and other related gas producers have leases in the area of the underground coal mine and have asserted claims against SJCC that its coal mining activities are interfering with gas production in the San Juan area.  The Company understands that discussions with Richardson and related interests are ongoing, although no formal litigation has been filed.  The Company is unable to predict the outcome of this matter.

Western United States Wholesale Power Market

Various circumstances, including electric power supply shortages, weather conditions, gas supply costs, transmission constraints, and alleged market manipulation by certain sellers, resulted in the well-publicized "California energy crisis" and in the bankruptcy filings of the California Power Exchange ("Cal PX") and of Pacific Gas and Electric Company ("PG&E").  However, since the third quarter of 2001, conditions in the Western wholesale power market have changed substantially because of regulatory actions, conservation measures, the construction of additional generation, a decline in daily natural gas prices relative to levels reached during the California energy crisis and regional economic conditions.

As a result of the foregoing conditions in the Western market, the Federal Energy Regulatory Commission ("FERC") and other federal and state governmental authorities initiated investigations, litigation and other proceedings relevant to the Company and other sellers.  The more significant of these in relation to the Company are summarized below.

California Refund Proceeding

San Diego Gas and Electric Company ("SDG&E") and other California buyers have filed a complaint with the FERC against sellers into the California wholesale electric market.  Hearings were held in September 2002, and the administrative law judge ("ALJ") issued the "Proposed Findings on California Refund Liability" in December 2002, in which it was determined that theCalifornia Independent System Operator ("Cal ISO") had, for the most part, correctly calculated the amounts of the potential refunds owed by sellers.  The ALJ identified what were termed "ballpark" figures for the amount of refunds due under the order in an appendix to the proposed findings document.  Pursuant to the FERC's order, PNM filed, in conjunction with the competitive supplier group, initial comments in January 2003 to the ALJ's preliminary findings addressing errors the Company believes the ALJ made in the proposed findings, and filed reply comments in February 2003.

PNM RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Prior to the December 2002 ALJ decision, the United States Court of Appeals for the Ninth Circuit ("Ninth Circuit") ordered the FERC to allow the parties in the case to provide additional evidence regarding alleged market manipulation by sellers.  Several California parties submitted additional evidence in March 2003 to support their position that virtually all market participants, including PNM, either engaged in specific market manipulation strategies or facilitated such strategies.  PNM maintains that it did not engage in improper wholesale activities, and filed reply evidence in March 2003, denying the allegations against it.

In March 2003, the FERC issued an order substantially adopting the ALJ's findings in the December 2002 decision, but requiring a change to the formula used to calculate refunds.  The FERC raised concerns that the indices for California gas prices, a major element in the formula, had been subject to potential manipulation and were unverifiable.  The effect of this change, which is not yet final, would be to increase PNM's refund liability.  In October 2003, the FERC issued its order on rehearing in which it affirmed its decision to change the gas price indices used to calculate the refund amounts.  This has the effect of increasing the Company's amount of refund.  The precise amounts, however, will not be certain until the Cal ISO and Cal PX recalculate the refund amounts.  The Cal ISO has advised that it estimates it will not complete recalculation analysis prior to December 2004.  In June 2004, the FERC hosted a settlement conference in which the California parties proposed a settlement template for the California refund proceedings.  The Company has engaged in discussions with California parties based upon the template provided in the settlement conference, but is unable to predict whether settlement will be reached.

In September 2004, the Ninth Circuit issued its decision in one of the lead appellate cases addressing the FERC's refund order.  The Ninth Circuit upheld the FERC's authority to establish the market based rate framework under the Federal Power Act, but held that the FERC violated its administrative discretion by declining to investigate whether it should order refunds from sellers who failed to provide transaction-specific reports to the FERC as required by its rules.  The Ninth Circuit determined that the FERC has the authority to order refunds for these transactions if it elects to do so and remanded the case to the FERC for further proceedings, including a determination as to whether additional refunds are appropriate.  A petition for rehearing has been filed.  The Company cannot predict the ultimate outcome of any FERC proceeding that may result from the final decision, or whether PNM will be ultimately directed to make any additional future refunds as the result of the decision; however, at September 30, 2004, the Company has recorded a reserve for this contingency.

PNM RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Pacific Northwest Refund Proceeding

In addition to the California refund proceedings, Puget Sound Energy, Inc. filed a complaint at the FERC alleging that spot market prices in the Pacific Northwest wholesale electric market were unjust and unreasonable.  In September 2001, the ALJ issued a recommended decision and declined to order refunds associated with wholesale electric sales in the Pacific Northwest.  In a ruling similar to the one issued in the California refund proceeding, the FERC allowed additional discovery to take place and the submission of additional evidence in the case in March 2003.  In June 2003, the FERC issued an order terminating the proceeding and adopting the ALJ's recommendation that no refunds should be ordered.  Several parties in the proceeding filed requests for rehearing and in November 2003, the FERC denied rehearing and reaffirmed its prior ruling that refunds were not appropriate for spot market sales in the Pacific Northwest during the first half of 2001.  In November 2003, the Port of Seattle filed an appeal of the FERC's order denying rehearing in the Ninth Circuit.  As a participant in the proceedings before the FERC, the Company is also participating in the appeal proceedings.  The Company is unable to predict the ultimate outcome of this appeal, or whether PNM will ultimately be directed to make any refunds.

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

In June 2003, the FERC issued two separate orders to show cause against PNM and over sixty other companies.  In the first order (the "Gaming Practices Order"), the FERC asserted that certain entities, including PNM, appeared to have participated in activities that constitute gaming and/or anomalous market behavior in violation of the Cal ISO and Cal PX tariffs during the period January 1, 2000 to June 20, 2001.  Specifically, PNM is alleged to have engaged in a practice termed "False Import," which the FERC defined as the practice of exporting power generated by California and then reimporting it into California in order to avoid price caps on in-California generation.  These allegations are based primarily on an initial Cal ISO report and the additional evidentiary submission by California parties.  The Cal ISO was ordered to submit additional information on which the entities subject to the Show Cause Order should respond.  For PNM, the potential disgorgement for alleged "False Import" transactions covers the period May 1, 2000 to October 1, 2000.  After review of the additional Cal ISO data and consultation with PNM, the FERC trial staff filed a motion to dismiss PNM from the case in August 2003.  In September 2003, the California parties filed their objection to the dismissal of PNM from the case.  In January 2004, the FERC issued an order granting trial staff's motion to dismiss PNM from the Gaming Practices docket on grounds that the FERC staff's investigation did not reveal that PNM engaged in the practice of "False Import."  As a result, the Company has been dismissed from the Gaming Practices proceedings.

PNM RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In the second order to show cause (the "Gaming Partnerships Order"), the FERC asserted that certain entities, including PNM, acted in concert with Enron and other market participants to engage in activities that constitute gaming and/or anomalous market behavior in violation of the Cal ISO and Cal PX tariffs during the period January 1, 2000 to June 20, 2001.  Specifically, PNM is alleged to have entered into "partnerships, alliances or other arrangements" with thirteen of its customers that allegedly may have been used as market manipulation schemes.  The precise basis for certain of the FERC's allegations is not clear from the Gaming Partnerships Order, although it appears that most arise out of PNM's provision of "parking and lending" services to the identified companies.  The potential remedies include disgorgement of unjust profits, as well as non-monetary remedies such as revocation of a seller's market-based rate authority.

In September 2003, PNM filed its responses to the Gaming Partnerships Order indicating that it did not engage in the alleged "partnerships, alliances or other arrangements" with the alleged parties.  In October 2003, PNM filed testimony and exhibits in the case reasserting its response previously filed.  In January 2004, the FERC issued an order granting the FERC staff's motion to dismiss seven of the thirteen PNM customers on grounds that there was no evidence to conclude that these companies used their commercial relationship with PNM to game the Cal ISO and Cal PX markets.  On February 27, 2004, the FERC staff and the California parties filed their testimony.  The FERC staff did not identify any improper conduct by PNM.  In March 2004, the FERC approved the settlements entered into by two of the thirteen PNM customers and dismissed another of PNM's customers from the proceeding.  Of the three remaining PNM customers in the docket, the FERC staff has entered into settlement agreements with two of them.  The California parties allege that PNM provided false information regarding parking transactions that allowed other parties to game the California market.  PNM believes that it has not engaged in improper conduct and has defended itself vigorously against these allegations.  In May 2004, the Chief ALJ issued an order suspending the procedural schedule in the docket pursuant to the California parties' request to enable the parties to engage in settlement discussions of all matters related to the "California energy crisis."  In September 2004, the FERC staff filed a motion to dismiss PNM from the docket and to uphold a settlement of certain parking and lending transactions.  The staff's motion states that after investigation and review there is no evidence that the Company either engaged in a gaming practice that violated the Cal ISO or Cal PX tariffs by directly transacting through the Cal ISO or Cal PX markets, or shared any unjust profits earned by PNM's customers that may have engaged in gaming practices.  Additionally, the Company entered into a settlement of certain matters outside the scope of the docket related to historic parking and lending transactions, under which PNM agreed not to provide parking and lending services prospectively without first meeting certain requirements prior to engaging in such transactions.  Additionally, the Company agreed to pay $1.0 million in settlement to the FERC to obtain satisfaction of all issues related to any potential liability stemming from the provision of such services historically.  In October 2004, the California parties filed their opposition to the motion to dismiss and settlement.  Both the Company and the FERC staff have made filings in which they vigorously support the motion to dismiss PNM from the docket and the settlement reached with the FERC staff.  The Company is unable to predict whether the motion to dismiss PNM will be granted by the FERC, whether the settlement will be approved by the FERC, or the final outcome of this matter.

Investigation of Anomalous Bidding Behavior and Practices in the Western Markets

In June 2003, the FERC issued an order finding that certain bids into the Cal ISO and Cal PX markets during the period May 1 through October 1, 2000 appear to have been excessive, in violation of the prohibitions against anomalous market behavior in the market monitoring protocols of the Cal ISO and Cal PX tariffs.  The order directed the FERC's Office of Market Oversight and Investigation ("OMOI") to conduct a further investigation into bids in excess of $250 per MW during that period.  In July 2003, PNM received a data request from OMOI to all sellers into the Cal ISO and Cal PX markets that submitted bids in excess of $250 per MW to the Cal ISO and Cal PX during the period covered by the investigation.  In July 2003, PNM submitted its response to OMOI's data request, in which PNM provided justification of its bidding strategies during that period.  In July 2003, PNM joined with other sellers in filing a request for rehearing of the June 2003 order, challenging the FERC's determination that bids above $250 per MW into the Cal ISO and Cal PX markets during the period May 1 through October 1, 2000 were prima facie excessive or in violation of the Cal ISO and Cal PX tariffs.  The request for hearing is currently pending before the FERC.  PNM received supplemental requests for information and data from OMOI, to which PNM responded.  In May 2004, PNM received a letter from the director of OMOI indicating that, pursuant to OMOI's review of the information PNM provided during the investigation, the investigation into PNM's bidding practices was terminated.  The Company does not anticipate any additional action by the FERC OMOI related to this investigation into PNM's bidding practices.

California Power Exchange and Pacific Gas and Electric Bankruptcies

In January and February 2001, Southern California Edison ("SCE") and the major purchasers of power from the Cal ISO and Cal PX, defaulted on payments due to the Cal ISO for power purchased from the Cal PX in 2000.  These defaults caused the Cal PX to seek bankruptcy protection.  PG&E subsequently also sought bankruptcy protection.  PNM has filed its proofs of claims in the Cal PX and PG&E bankruptcy proceedings.  Amounts due to PNM from the Cal ISO or Cal PX for power sold to them in 2000 and 2001 total approximately $7.9 million.  At December 31, 2003, the Company provided an allowance for amounts due from the Cal ISO and Cal PX.  The allowance was substantially reduced at September 30, 2004 due to additional information related to the recoverability of the total amounts due.  Both the PG&E and Cal PX bankruptcy cases have confirmed plans of reorganization in which the claims of various creditors have been specially classified and are waiting a final determination by the FERC before the claims are actually paid.  The PG&E bankruptcy case has an escrow account and the Cal PX bankruptcy has established a settlement account, both of which are awaiting a determination by the FERC setting the level of claims and allocating the funds.

PNM RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

California Attorney General Complaint

In March 2002, the California Attorney General filed a complaint with the FERC against numerous sellers regarding prices for wholesale electric sales into the Cal ISO and Cal PX markets and to the California Department of Water Resources.  PNM was among the sellers identified in this complaint and filed its answer and motion to intervene.  In its answer, PNM defended its pricing and challenged the theory of liability underlying the California Attorney General's complaint.  In May 2002, the FERC entered an order denying the California Attorney General's request to initiate a refund proceeding, but directed sellers, including PNM, to comply with additional reporting requirements with regard to certain wholesale power transactions.  PNM has made filings required by the May 2002 order.  The California Attorney General filed a petition for review in the Ninth Circuit.  PNM intervened in the Ninth Circuit appeal and participated as a party in that proceeding.  As noted above, in September 2004, the Ninth Circuit issued its decision upholding the FERC's authority to establish the market based rate framework under the Federal Power Act, but held that the FERC violated its administrative discretion by declining to investigate whether it should order refunds from sellers who failed to provide transaction-specific reports to the FERC as required by its rules.  The Ninth Circuit determined that the FERC has the authority to order refunds for these transactions if it elects to do so and remanded the case back to the FERC for further proceedings, including a determination as to whether additional refunds are appropriate.  The Company cannot predict the ultimate outcome of the FERC proceeding on remand, or whether PNM will be ultimately directed to make any additional refunds as the result of the decision.  As addressed below, the California Attorney General has also threatened litigation against PNM in state court in California based on similar allegations.

California Attorney General Threatened Litigation

The California Attorney General has filed several lawsuits in California state court against certain power marketers for alleged unfair trade practices involving overcharges for electricity.  In April 2002, the California Attorney General notified PNM of intent to file a complaint in California state court against PNM concerning PNM's alleged failure to file rates for wholesale electricity sold in California and for allegedly charging unjust and unreasonable rates in the California markets.  The letter invited PNM to contact the California Attorney General's office before the complaint was filed, and PNM has met several times with representatives of the California Attorney General's office. Further discussions are contemplated.  To date, a lawsuit has not been filed by the California Attorney General and the Company cannot predict if a lawsuit will be filed or the outcome of any such lawsuit.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Block Forward Agreement Litigation

In February 2002, PNM was served with a declaratory relief complaint filed by the State of California in California state court.  The state's declaratory relief complaint seeks a determination that the state is not liable for its commandeering of certain energy contracts known as "Block Forward Agreements".  The Block Forward Agreements were a form of futures contracts for the purchase of electricity at below-market prices and served as security for payment by PG&E and SCE for their electricity purchases through the Cal PX.  When PG&E and SCE defaulted on payment obligations incurred through the Cal PX, the Cal PX moved to liquidate the Block Forward Agreements to satisfy in part the obligations owed by PG&E and SCE.  Before the Cal PX could liquidate the Block Forward Agreements, California commandeered them for its own purposes.  In March 2001, PNM and other similarly situated sellers of electricity through the Cal PX filed claims for damages with the California Victims Compensation and Government Claims Board ("Victims Claims Board") on the theory that the state, by commandeering the Block Forward Agreements, had deprived them of security to which they were entitled under the terms of the Cal PX's tariff.  The Victims Claims Board denied PNM's claim in March 2002.  PNM filed a complaint against the State of California in California state court in September 2002, seeking damages for the state's commandeering of the Block Forward Agreements and requesting judicial coordination with the state's declaratory relief action filed in February 2002 on the basis that the two actions raise essentially the same issues.  The California state court judge delayed establishing a procedural schedule for the case pending a determination of the Cal PX's status in the litigation.  The judge has since held that the Cal PX could represent the interests of Cal PX participants in the litigation.  In March 2004, both the Cal PX and the State of California filed demurrers against each other's actions, alleging each other's actions failed to state a cause of action and that the issues raised in the other's case were identical to the issues raised in their own cases.  In a hearing held in April 2004, the judge determined not to rule on the demurrers until the specific market participants named in the declaratory action proceeding affirmatively determined whether they would agree to be bound by any judgment reached in the Cal PX complaint action.  As a result of the judge's order issued in May 2004, the various parties in the case were presented with a proposed stipulation under which the sellers would agree that the Cal PX would represent their interest in the proceedings, the sellers would agree to be bound by any judgment in the case, the sellers would dismiss their complaints against the State of California, and in turn, the State of California would dismiss its cross-complaints against the sellers, and the Cal PX would amend its complaint to indicate that it is bringing the lawsuit on behalf of the sellers.  The Company agreed with the stipulation and executed the stipulation agreement.  The Company cannot predict the outcome of the litigation involving the Cal PX and the State of California, or whether the Company will be awarded any damages as a result of the litigation.

Wholesale Power Marketing Antitrust Suit

          On June 14, 2004, PNM received notice that PNM has been included in a list of 56 defendants that have been sued by the City of Tacoma Department of Public Utilities ("Tacoma") in federal district court in the State of Washington.  PNM has been listed in a class of defendants referred to as the "Trading Defendants", who allegedly engaged in buying, selling and marketing power in California and other locations in the Western United States.  The complaint alleges the Trading Defendants acted in concert among themselves and with "Non-Defendant Trading Co-Conspirators" that were engaged in conduct that amounted to "market manipulations", which the complaint defines as a pattern of activities that had the purpose and effect of creating the impression that the demand for power was higher, the supply of power was lower, or both, than was in fact the case.  The complaint identified specific conduct that allegedly amounted to "market manipulations", including the submission of false information and misrepresentation regarding load schedules, bids, power supply, transmission congestion, source and destination of energy, the supply and provision of energy and ancillary services.  The complaint alleged the activities of the Trading Defendants, along with "Generator Defendants", who are defined as generators who generated power for sale into California and other Western markets, and the co-conspirators, resulted in substantially increased prices for energy in the Pacific Northwest spot market in excess of what otherwise would have been the price absent such unlawful acts, in violation of antitrust laws.   The complaint asserted damages in excess of $175.0 million from the multiple defendants.  There have been three recent Ninth Circuit decisions that, collectively, appear to make Plaintiffs' case more difficult to prevail.  The Company cannot predict the outcome of this litigation but intends to vigorously defend itself.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

No complaint has been filed against PNM by the EPA, and the Company believes that all of the routine maintenance, repair, and replacement work undertaken at its power plants was and continues to be in accordance with the requirements of NSR and NSPS.  However, in October 2000, the New Mexico Environmental Department ("NMED") made an information request of PNM, advising PNM that the NMED was in the process of assisting the EPA in the EPA's nationwide effort "of verifying that changes made at the country's utilities have not inadvertently triggered a modification under the Clean Air Act's Prevention of Significant Deterioration ("PSD") policies."  PNM has responded to the NMED information request.  In lateJune 2002, PNM received another information request from the NMED for a list of capital projects budgeted or completed in 2001 or 2002.  PNM has responded to the additional NMED information request.

In December 2002, the EPA promulgated certain long-awaited revisions to the NSR rules, along with proposals to revise the RMRR exclusion contained in the regulations.  In August 2003, the EPA issued its rule regarding RMRR, clarifying what constitutes RMRR of damaged or worn equipment, subject to safeguards to assure consistency with the Clean Air Act.  It provides that replacements of equipment are routine only if the new equipment is (i) identical or functionally equivalent to the equipment being replaced; (ii) does not cost more than 20% of the replacement value of the unit of which the equipment is a part; (iii) does not change the basic design parameters of the unit; and (iv) does not cause the unit to exceed any of its permitted emissions limits.  Legal challenges to the RMRR rule have been filed by several states; other states have intervened in support of the rule. How such challenges will ultimately be resolved cannot be predicted but an appellate court order has stayed the effect of the RMRR rule pending the outcome of the litigation.  The Company is unable to determine the impact of this matter.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Both sides in the litigation filed motions for partial summary judgment and the court entered an order granting PNM's motion for summary judgment on the PSD issues, dismissing that portion of the case against PNM.  A trial on certain preliminary liability issues on the opacity claims was held in November 2003.  At this trial, the plaintiffs presented their case and PNM presented certain defenses, including that the measurement methods relied on by GCT are contradicted by other measurement methods or by other qualified scientific data.  On February 2, 2004 the court entered a Memorandum Opinion on PNM's general defenses.  The Memorandum Opinion rejected PNM's arguments concerning the proper method for determining opacity compliance, but allowed PNM to present evidence in the next part of the liability trial addressing and defending against liability for specific alleged opacity violations.  A status conference was held on March 5, 2004.  Pursuant to court order, PNM submitted a settlement offer to plaintiffs on May 28, 2004 to which the plaintiffs responded on June 11, 2004.  A settlement conference mediated by a federal magistrate judge was held on July 1, 2004 but did not result in settlement.  A further settlement conference will likely take place in November 2004. At the direction of the court, the parties conferred about streamlining the next phase of the trial.  The parties agreed to a stipulation which was adopted by the court on May 26, 2004.  Under the terms of the stipulation, the parties agreed to forego a subsequent liability phase of trial on approximately 42,000 opacity exceedances which were therefore found to be violations.  Of those 42,000 violations, approximately 30,000 are attributed to condensed water vapor. The litigation will now proceed to the remedy phase where the Company will present its case that the violations were not of such a nature as to require large penalties or injunctive relief.  The Company is unable to predict the ultimate outcome of the matter.

On April 29, 2004, the Company received notice from GCT of intent to file another suit against SJGS for violations of the Clean Air Act and related regulations and permits.  The notice alleges continuing violations of the opacity limit in the operating permit since May 16, 2002, the date of filing the original suit and the last day allowed by the New Mexico federal court for determining violations in the original suit.   In addition the notice alleges failure to operate consistent with good air pollution control practices by burning coal with ash content in excess of boiler and emission control equipment design capacity and operating SJGS as a "load following" facility when it was designed as a "base load" power plant.  Further, the notice alleges continuing violations for failure to submit true, accurate and complete compliance certifications since at least 1998 by not disclosing opacity and particulate matter violations.  The notice alleges that PNM claimed water vapor as the cause of many violations of the opacity limit when it had no evidence to support the claim and that its Excess Emission Forms and quarterly reports for the last five years also assert excuses for opacity violations that are invalid.  Finally, the notice alleges that PNM has not timely filed Excess Emission Forms for many deviations.  The Company believes that it has meritorious defenses and will vigorously dispute the allegations.  The Company cannot predict the ultimate outcome of the matter.

On September 27, 2004, the Federal Magistrate issued an order granting a joint motion filed by all the parties seeking a sixty-day stay of all proceedings in the litigation to facilitate ongoing settlement discussions among the litigants and the NMED to resolve the litigation, threatened litigation and the excess emissions violations alleged by NMED.

PNM RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Archeological Site Disturbance

The Company hired Great Southwestern Construction, Inc. ("Great Southwestern") to conduct certain "climb and tighten" activities on a number of electric transmission lines in New Mexico between July 2001 and December 2001.  Those lines traverse a combination of federal, state, tribal and private properties in New Mexico.  In late May 2002, the United States Forest Service ("USFS") notified PNM that apparent disturbances to archeological sites had been discovered in and around the rights-of-way for PNM's transmission lines in the Carson National Forest in New Mexico.  Great Southwestern had performed "climb and tighten" activities on those transmission lines.

PNM confirmed the existence of the disturbances, as well as disturbances associated with certain arroyos that may raise issues under section 404 of the Clean Water Act.  PNM contracted for an archeological assessment and a proposed remediation plan with respect to the disturbances and has provided the assessment to the USFS and the federal Bureau of Land Management ("BLM").  The Santa Fe National Forest issued a notice of non-compliance to PNM for alleged non-compliance with the terms and conditions of PNM's special use authorization relating to maintenance of PNM's power lines on USFS land.

By letter dated March 22, 2004, the Navajo Nation Historic Preservation Department ("NNHPD") indicated that it would not pursue either criminal or civil damages under the Archeological Resources Protection Act and proposed a stipulation to address disturbances on Navajo Nation Land.  PNM and Great Southwestern entered into a letter agreement, dated June 7, 2004, with the NNHPD for a survey of potential impacts on Navajo Nation land.  If disturbed cultural resources are encountered, appropriate treatment plans will be implemented.  Under the terms of the June 7, 2004 letter agreement, the NNHPD agreed to release all claims against PNM and Great Southwestern for any impacts on Navajo Nation land arising from the "climb and tighten" project.  The Company is unable to predict the outcome of this matter and cannot predict the potential impact on the Company's operations.

Excess Emissions Reports

As required by law, whenever there are excess emissions from SJGS, due to such causes as start-up, shutdown, upset, breakdown or certain other conditions, PNM makes filings with the NMED.  For three years, PNM has been in discussions with NMED concerning excess emissions reports for the period after January 1997.  PNM and NMED have entered into several agreements tolling the running of the statute of limitations in order to allow NMED to complete its review of these filings.  The present tolling agreement expired October 1, 2004.  By letter dated September 12, 2003, the NMED advised PNM that it would not excuse certain of the emissions exceeding the operating permit, that PNM had violated the opacity limits in the operating permit and set out a construction of the standards that NMED would apply in evaluating opacity exceedances.  PNM and NMED have entered into discussions concerning these matters and a draft compliance order.  PNM has responded to a number of requests by the NMED for additional information.  The compliance order has not been finalized and no proceeding against PNM has yet been commenced by NMED.  PNM disagrees with NMED's construction of its operating permit, which is a construction never previously advanced by NMED.  PNM has entered into settlement discussions with NMED to resolve the matter.  The talks include plaintiffs discussed in the "Citizen Suit Under the Clean Air Act" litigation, in an attempt to reach full agreement on resolving outstanding issues regarding emissions at SJGS.  PNM is unable to predict the outcome of this matter and cannot estimate the potential impact on the Company's operations.

PNM RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Santa Fe Generating Station

PNM and the NMED conducted investigations of gasoline and chlorinated solvent groundwater contamination detected beneath PNM's former Santa Fe Generating Station ("Santa Fe Station") site to determine the source of the contamination pursuant to a 1992 Settlement Agreement ("Settlement Agreement") between PNM and the NMED.

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

Natural Gas Royalties Qui Tam Litigation

        In 1999, a complaint was served on the Company alleging violations of the False Claims Act by PNM and its subsidiaries, Gathering Company and Processing Company (collectively, the "Company" for purposes of this discussion), by purportedly failing to properly measure natural gas from Federal and tribal properties in New Mexico, and consequently, underpaying royalties owed to the Federal government.  A private relator is pursuing the lawsuit.  The complaint was served after the DOJ declined to intervene to pursue the lawsuit. The complaint seeks actual damages, treble damages, costs and attorneys fees, among other relief.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Asbestos Cases

The Company was named in 2003 as one of a number of defendants in 21 personal injury lawsuits relating to alleged exposure to asbestos.  All of these cases involve claims of individuals, or their descendents, who worked for contractors building, or working at, Company power plants.  Some of the claims relate to construction activities during the 1950's and 1960's, while other claims generally allege exposure during the last 30 years. The Company has never manufactured, sold or distributed products containing asbestos.   All but three of the cases against PNM have been resolved and dismissed.  The Company was insured by a number of different insurance policies during the time period at issue in these cases.  The Company intends to vigorously defend against the remaining lawsuits.  Although the Company is unable to fully predict the outcome of this litigation, the Company believes that these legal proceedings will not have a material impact on the financial condition of the Company.

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

Public Utility Holding Company Act of 1935

Since its formation as a holding company, the Holding Company has claimed the intrastate exemption from registration under PUHCA, including its most recent filing in February 2004.  As the Holding Company disclosed in its most recent Annual Report on Form 10-K, an order issued by the United States Securities and Exchange Commission ("SEC") late last year denied the exemption to Enron based on the interstate activities of its utility subsidiary, Portland General Electric.  This order called into question the continuing availability of the intrastate exemption for companies with a certain level of interstate utility activities.  In discussions with the Office of Public Utility Regulation of the SEC regarding its filing earlier this year, the Holding Company was informed that the SEC views the existing interstate activities of PNM to be significant enough to require registration based on the Enron decision.  The Company is preparing to register, seeking the appropriate authorizations under PUHCA coincident with registration.  In September 2004, the Company filed an application with the SEC for financing and services authorization.  This process will likely take several months and the Company expects completion near year end.  The Company intends to maintain its current claim of exemption in the interim.  Other than some reorganizing of its corporate service functions the Company does not anticipate that registration will affect its operations.  One utility subsidiary of a registered holding company successfully operates in New Mexico subject to the regulatory requirements of both PUHCA and the PRC.  The regulatory conditions imposed upon the formation of the Holding Company are equivalent to those imposed by the PRC on utilities of registered companies.

PNM RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In June 2004, the New Mexico Attorney General ("Attorney General") filed a petition for Investigation with the PRC seeking an investigation into the circumstances involving PNM that led to the decision of the SEC Staff to require the Holding Company to become a registered holding company.  The Attorney General sought to determine the impact of registration on PNM and its customers and whether any of the conditions in the order authorizing the formation of the holding company need to be changed or the order otherwise reconsidered.  In previous correspondence with the PRC, PNM suggested that this issue be placed as an item on the PRC's working session agenda so that PNM could provide further explanations and information as needed.  PNM filed a response to the Attorney General's petition in which PNM indicated that the PRC's jurisdiction over PNM will not be diminished as a result of the Holding Company's registration as a holding company under PUHCA, and that previous conditions placed on PNM will continue to apply.  PNM expressed its willingness to respond to any questions or issues surrounding the Holding Company's registration under PUHCA, and expressed its belief that this could best be done in a collaborative process, once again offering to make a presentation at one of the PRC's working sessions to address any questions or concerns.  In August 2004, the Company made a presentation at the PRC's public working session addressing the issues and concerns identified in the Attorney General's petition.  The PRC subsequently voted to deny the Attorney General's petition, but requested that PNM continue its collaborative efforts to address any questions or issues raised by the various parties in the case.  PNM is continuing to work with the parties to address any lingering concerns they may have.

Coal Combustion Waste Disposal

SJCC currently disposes of fly ash from SJGS in the surface mine pits adjacent to the plant.  PNM and SJCC have been participating in various sessions sponsored by EPA to consider rulemaking for the disposal of coal combustion products, including disposal of fly ash from SJGS. The rulemaking would be pursuant to the Bevill Amendment of the Resource Conservation and Recovery Act.  Pursuant to that Act, the EPA has also listed SJGS as a potential damage case for review within the rulemaking process due to claims by third parties that the plant and mine have contaminated water resources in the region. PNM and SJCC vigorously deny these allegations.  The EPA apparently is in the process of investigating the claims.  PNM cannot predict the outcome of this matter but does not believe currently that it will have a material adverse impact on the Company or its operations.

PNM RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

PNM RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Risks and Uncertainties

The Company's future results may be affected by various factors outside of its control, including:  changes in regional economic conditions; the outcome of labor negotiations with unionized employees; fluctuations in fuel, purchased power and gas prices; the actions of utility regulatory commissions; changes in law and environmental regulations; the success of its planned generation expansion; the cost and outcome of litigation and other legal proceedings and investigations; the performance of generation facilities and transmission systems; changes in accounting rules and standards; and external factors such as weather and water supply; and risks and uncertainties associated with the Holding Company's pending acquisition of TNP Enterprises, Inc. ("TNP"), such as risks and uncertainties relating to the receipt of regulatory approvals for the proposed acquisition, the risks that the businesses will not be integrated successfully, the risk that the benefits of the transaction will not be fully realized or will take longer to realize than expected, disruption from the transaction making it more difficult to maintain relationships with customers, employees, suppliers or other third parties, and conditions in the financial markets relevant to the proposed acquisition.  Because of pending federal regulatory reforms, the public utility industry is undergoing a fundamental change.  New Mexico has repealed the Electric Utility Industry Restructuring Act of 1999 and therefore has abandoned its plans to transform the industry from one of vertically-integrated monopolies to one with deregulated, competitive generation.  However, the FERC has proposed a "Standard Market Design" ("SMD") which would establish independently governed regional transmission organizations with common rules for market operations. The FERC's efforts have been opposed by a number of states, primarily in the Southeast, because of concern that the SMD does not provide for regional differences and does not represent a cost-efficient approach to wholesale markets.  Energy legislation, which could affect the FERC's activities, remains under consideration in Congress.  In an attempt to ease concerns with its SMD proposal, on April 28, 2003, the FERC issued a White Paper defining a "Wholesale Power Market Platform" which would replace the SMD.  Both the SMD and Wholesale Market Platform proposals are still pending further action by the FERC. The Company's future results will be impacted by the form of the FERC rules, if adopted; the costs of complying with rules and legislation that may call for regulatory reforms for the industry; and the resulting market prices for electricity and natural gas.  In addition, the Company is subject to a 2.5% retail electric rate reduction effective September 2005 and a retail electric rate freeze through 2007 so that the Company's financial results will depend on its ability to control costs and increase revenues, and the implications of uncontrollable factors such as weather, water supply, litigation, economic conditions and the other factors described above.

(8)     Other Income and Deductions

          The following table details the components of other income and deductions for PNM Resources, Inc. and Subsidiaries:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

		(In thousands)
Other income:
Interest income	$ 9,270	$10,791	$28,035	$31,968
Miscellaneous non-operating income	1,513	4,664	4,926	7,438
	$10,783	$15,455	$32,961	$39,406
Other deductions:
Loss on reacquired debt write-off	$ -	$16,576	$ -	$16,576
Transition costs write-off	-	-	-	16,720
Miscellaneous non-operating deductions	236	2,185	4,222	7,397
	$ 236	$18,761	$ 4,222	$40,693

PNM RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table details the components of other income and deductions for PNM and Subsidiaries:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

		(In thousands)
Other income:
Interest income	$ 9,230	$10,500	$27,746	$30,701
Miscellaneous non-operating income	2,028	4,200	5,297	6,089
	$11,258	$14,700	$33,043	$36,790
Other deductions:
Loss on reacquired debt write-off	$ -	$16,576	$ -	$16,576
Transition costs write-off	-	-	-	16,720
Miscellaneous non-operating deductions	1,225	2,137	2,816	4,860
	$ 1,225	$18,713	$ 2,816	$38,156

(9)     Variable Interest Entities

          FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (Revised December 2003) ("FIN 46R") became effective January 1, 2004 for those entities considered to be special purpose entities, and March 31, 2004 for others.  FIN 46R expands the requirement of a business enterprise to consolidate an entity beyond the concept of a controlling interest.  Under FIN 46R, a business enterprise will consolidate an entity if that entity is a variable interest entity, the business enterprise is the primary beneficiary of the entity and the entity's risks are not effectively dispersed among all parties involved.  A variable interest entity has certain characteristics that effectively demonstrate that the equity investor does not have economic substance, bear the risks and receive the rewards of the entity or direct the entity's activities.  The interpretation requires that an enterprise review its variable interests and determine if consolidation is appropriate.

           Under the model for consolidation promulgated by FIN 46R, a power purchase agreement ("PPA") may qualify as a variable interest if its terms expose the purchaser to variability in supply or operating costs and the contract is for a significant portion of the entity's generating capacity.  The Company evaluated its PPAs under the provisions of FIN 46R and determined that one purchase contract entered into prior to December 31, 2003 qualifies as a variable interest.  The Company was unable to obtain the necessary information to determine if the Company was the primary beneficiary if consolidation was necessary despite efforts including a formal written request to the operator of the entity supplying power under the PPA.  The operator cited legal and competitive reasons for refusing to provide the information.

PNM RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

           This variable interest PPA is a contract to purchase 132 MW of capacity and energy for 25 years expiring in June 2020.  The contract contains a fixed capacity charge and operations and maintenance ("O&M") charge and a variable energy charge that subjects the Company to the changes in the cost of fuel and O&M.  For the nine months ended September 30, 2004, the capacity and O&M charge was $4.4 million and the energy charges were $0.8 million.  For the nine months ended September 30, 2003, the capacity and O&M charge was $4.2 million and the energy charges were $1.0 million.  The contract is for the full output of a specific gas generating plant and is currently accounted for as an operating lease by the Company.  Under this contract the Company is exposed to changes in the costs to produce energy and operate the plant.

           The Company also has interests in other variable interest entities created before January 31, 2003, for which the Company is not the primary beneficiary.  These arrangements include the Holding Company's investment in a limited partnership and certain PNM leases.  The aggregate maximum loss exposure at September 30, 2004, that the Company could be required to record in its income statement as a result of these arrangements totals approximately $6.0 million.  The creditors of these variable interest entities do not have recourse to the general credit of the Company in excess of the aggregate maximum loss exposure.

(10)   Proposed TNP Acquisition

On July 24, 2004, the Holding Company executed a definitive agreement to acquire all the outstanding common shares of TNP for approximately $189.0 million, comprised of equal amounts of the Holding Company's common stock and cash. Under the agreement, approximately $835.0 million of TNP's net debt and senior redeemable cumulative preferred stock is retained.  However, the Holding Company has developed plans to refinance these obligations at lower costs.

TNP is a privately owned holding company for Texas-New Mexico Power Company ("TNMP") and First Choice Power ("First Choice").  TNMP provides electric service to 85 cities and more than 252,000 customers in Texas and New Mexico. Its affiliate, First Choice, is a retail electric provider with more than 230,000 customers in Texas.

The combined company is expected to have consolidated revenues of over $2.3 billion and would serve a number of growing communities, including Albuquerque, Santa Fe, and Alamogordo in New Mexico, as well as suburban areas around Dallas-Fort Worth, Houston, and Galveston in Texas. Through First Choice, the Holding Company will also serve customers in communities throughout the Electric Reliability Council of Texas ("ERCOT") region.

Under the terms of the agreement, TNP's common shareholders will receive approximately $189 million in consideration, consisting of approximately 4.7 million newly issued Holding Company common shares and the remainder being paid in cash, subject to closing adjustments. The existing indebtedness and preferred securities at TNP will be retired. All debt at TNMP will remain outstanding.

Based on the number of common shares outstanding on a fully diluted basis and taking into account additional equity issuances, following the transaction, the Holding Company's shareholders would own 94% of the combined company's common equity, and TNP's shareholders would own approximately 6%.

PNM RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In order to fund the acquisition and to deleverage TNP, the Holding Company expects to issue approximately $250.0 million of common equity, approximately $200.0 million of equity linked securities, and approximately $100.0 million of long-term debt.  Of the total of $450.0 million of common equity and equity linked securities, approximately $95.0 million of common stock will be issued to TNP's shareholders, and the Holding Company has executed a Unit Purchase Agreement (the "Agreement") with an existing shareholder, Cascade Investment LLC ("Cascade"), to purchase $100.0 million in equity linked securities. The remainder of the financing will be placed in the public markets at or near closing.

In September 2004, the Board of Directors of the Holding Company adopted a resolution approving the terms of the Holding Company's Agreement with Cascade, which calls for the Holding Company, upon the request of Cascade and subject to the receipt of any necessary approvals from the SEC, to propose to its shareholders at the 2005 annual meeting an amendment to the Holding Company's Restated Articles of Incorporation.  The amendment would enable the Holding Company to confer upon holders of preferred stock issued under the Agreement, voting as a single class with holders of common stock, the same number of votes to which the number of shares of common stock into which the preferred stock is convertible on all matters other than the election of directors of the Holding Company.  Shareholder approval is not a condition of the acquisition transaction.

On September 9, 2004, the Holding Company and TNMP filed joint applications with the PRC and the Public Utility Commission of Texas ("PUCT").  The application filed with the PRC seeks approval of the acquisition of the stock of TNP by the Holding Company pursuant to the New Mexico Public Utility Act.  The application filed with the PUCT seeks a determination that the acquisition is in the public interest pursuant to the Texas Public Utility Regulatory Act.  A Hearing Examiner has been assigned by the PRC and an initial prehearing conference was conducted on October 6, 2004.  The Hearing Examiner has scheduled hearings to commence on March 28, 2005, regarding the merits of the joint application.  The PUCT has referred the case to the Texas State Office of Administrative Hearings which has assigned an ALJ.  The ALJ conducted an initial prehearing conference on October 4, 2004.  The ALJ has scheduled hearings on January 26-28, 2005, regarding the merits of the joint application.  The PUCT has ruled that the case does not constitute a rate case under Texas law.

The transaction is subject to customary closing conditions and regulatory approvals, including the PRC, the PUCT, the SEC under the PUHCA, the FERC, and antitrust review under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.  No shareholder approval is required for the acquisition.  The Holding Company believes at this time that all conditions precedent to closing, including final resolution of regulatory proceedings, can be met so that closing can occur in the second quarter of 2005.

The transaction may be terminated under certain circumstances described in the agreement, including the failure to close by December 31, 2005.

PNM RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(11)   Subsequent Events

Forward Starting Swaps

The Holding Company will issue $100.0 million of debt associated with the acquisition of TNP Enterprises.  The Holding Company entered into two forward starting floating to fixed rate interest rate swaps on October 19, 2004 that become effective August 1, 2005 and terminate November 15, 2009.  The hedged risk associated with these instruments is the changes in cash flows related to the benchmark interest rate.  The Holding Company will pay a 3.97% fixed quarterly rate plus a credit spread of 1.00% and receive three month LIBOR reset quarterly each August 1, November 1, February 1 and May 1.  This hedge allows the Holding Company to lock the interest rate on this component of the TNP financing plan at 4.97% for five years, assuming a closing date for the transaction no later than August 1, 2005.

(Intentionally left blank)

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Wholesale Operations strategy calls for increased net asset-backed energy sales supported by long-term contracts and the wholesale market, whereby the Company's aggregate net open forward electric sales position, including short term sales, forward sales and long-term contracts, is covered by its forecasted excess generation capacity.  Management actively monitors the net asset-backed sales by the use of stringent risk management policies.  The Company's future growth plans call for approximately 75% of its new generation portfolio to be committed through long-term contracts as required by the most recent electric rate agreement.  Growth will be dependent on market development and on the Company's ability to generate funds for the Company's future expansion.  The Company currently plans to continue to operate in the wholesale market and seek reasonably priced asset additions.  Expansion of the Company's generating portfolio will depend on the Company's ability to acquire favorably priced assets at strategic locations and to secure long-term commitments for the purchase of power from the acquired plants.

On July 24, 2004, the Holding Company entered into an agreement to acquire TNP (see Note 10 in the Notes to Consolidated Financial Statements).  The Holding Company believes its pending combination with TNP has the potential to provide a number of strategic benefits.  Specifically, this acquisition:

  Is consistent with the Holding Company's strategic plan of disciplined growth, which is to balance stable and predictable revenue streams with growth opportunities.  The acquisition will expand the Company's electric customer base by more than 76%.
  Will expand the Holding Company's electric retail territory in the growing Southwest, providing it marketplace diversity and less exposure to customer usage patterns.
  Will provide additional growth opportunities by establishing a platform in the competitive electric market in Texas.
  Is expected to provide significant stable, low-risk revenue and cash flow from TNMP's utility operations.
  Will allow the Holding Company and TNP to pursue operating efficiencies based on their utilities' overlapping and contiguous gas and electric service territories in New Mexico.

OVERALL OUTLOOK

           The Company experienced continued earnings growth in the nine months ended September 30, 2004 compared to the same period in 2003, excluding certain items that occurred in 2003 for the cumulative effect of an accounting change (see "Cumulative Effect of Changes in Accounting Principles" below) and the write-off of transition costs related to the repeal of electric deregulation in New Mexico in 2003 (see "Consolidated - Other Income and Deductions" below).

           Consolidated gross margin for the nine months to date was $490.8 million.  This is a decrease of $6.6 million, or 1.3% from the comparable period in 2003.  The decrease in margin was more than offset by improved operating costs, excluding higher plant maintenance cost associated with planned outages, and lower interest charges from refinancing activities executed in 2003.

     Retail electric, gas, and transmission gross margin decreased by $1.6 million.  This is the result of the electric rate reduction that took effect in September 2003 and cooler weather in the third quarter of 2004.  The Company analyzes the effect of weather by the using the cooling degree-day (CDD).  The CDD value is the accumulation in degrees that the daily mean temperature was above 65 degrees Fahrenheit for a given time period.  CDD decreased 21% over the nine months ended September 30, 2003.  The decrease in margin was partially offset by the gas rate increase that went into effect in January of 2004, favorable SJGS operating performance, and reduced coal costs. Weather adjusted electric load growth of 4% and gas customer growth of 2% remained strong for the nine months ended September 30, 2004.

           Wholesale gross margin decreased by $5.3 million for the nine months ending September 30, 2004.  Cooler weather in the third quarter, unplanned outages at PVNGS in the second quarter, and a non-recurring contract settlement contributed to the decrease.  Increased long-term contract sales partially offset the decline in gross margin.

Other significant developments affecting the Company during the nine months ended September 30, 2004 included:

  On January 13, 2004, the PRC approved a $22.0 million revenue increase for the Company's gas utility.  Increased rates for commercial and industrial customers took effect immediately, while the increase for residential customers began April 1, 2004.
  On February 27, 2004, Standard & Poor's raised both the Holding Company and PNM's corporate credit rating to 'BBB', with a stable outlook.
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
  On July 24, 2004, the Holding Company entered into an agreement to acquire TNP (see Note 10 in the Notes to Consolidated Financial Statements).

  On August 16, 2004, Cascade Investment LLC agreed to invest $100.0 million in equity-linked securities to be issued by the Holding Company, subjection to conditions stated in the agreement.  The securities are a key element in the financing that the Holding Company is assembling to fund its planned  $1.024 billion purchase of TNP.
  On September 9, 2004, the Holding Company made filings seeking approval of the acquisition of TNP from the PRC and a finding from the PUCT that the acquisition is in the public interest. Additional federal approvals also are needed.

The Company intends to continue its efforts to expand its wholesale business by building on existing relationships and forming new relationships with long-term contract customers.  The Company expects its earnings to benefit from higher wholesale power prices and the new cost of service gas rates approved by the PRC, forecasted lower fuel costs from the new SJGS underground mine, significantly lower interest costs and planned productivity improvements.  Other factors that will be critical to achieving earnings goals include continued stable wholesale market prices and plant performance, particularly in light of the retail electric rate freeze continuing through 2007.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004
Compared to Three Months Ended September 30, 2003

Consolidated

The Company's net earnings for the three months ended September 30, 2004 were $27.4 million or $0.45 per diluted share of common stock, a 65.1% increase in net earnings compared to $16.6 million or $0.27 per diluted share of common stock in the same period in 2003.  This increase is primarily the result of the 2003 write-off of $10.0 million, net of income taxes, or $0.17 per diluted share of common stock related to long-term debt refinancing.

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

In addition, adjustments related to EITF Issue 03-11 "Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not Held for Trading Purposes" are excluded.  This accounting pronouncement requires a net presentation of realized gains and losses for certain non-trading derivatives.  Management evaluates wholesale operations on a gross presentation basis due to its net-asset-backed marketing strategy and the importance it places on the Company's ability to repurchase and remarket previously sold capacity, or "velocity".

Corporate costs, income taxes and non-operating items are discussed only on a consolidated basis and are in conformity with the presentation in the consolidated financial statements.

Utility Operations

Electric

The table below sets forth the operating results for Electric.

Three Months Ended
September 30,
2004		2003	Variance
(In thousands)
Operating revenues:	$ 147,922	$ 154,746	$ (6,824)
Less: Cost of energy	57,907	58,690	(783)
Intersegment energy transfer	(9,838)	(8,738)	(1,100)
Gross margin	99,853	104,794	(4,941)
Energy production costs	25,846	26,511	(665)
Distribution O&M	5,108	5,013	95
Customer related expense	4,526	3,779	747
Administrative and general	1,914	862	1,052
Total non-fuel O&M	37,394	36,165	1,229
Corporate allocation	13,815	15,941	(2,126)
Depreciation and amortization	9,860	15,910	(6,050)
Taxes other than income taxes	4,522	4,599	(77)
Income taxes	10,695	10,356	339
Total non-fuel operating expenses	76,286	82,971	(6,685)
Operating income	$ 23,567	$ 21,823	$ 1,744

The following table shows electric revenues by customer class and average customers:

Electric Retail Revenues

	Three Months Ended
	September 30,
	2004	2003	Variance
	(In thousands except customers)
Residential	$ 55,615	$ 58,545	$ (2,930)
Commercial	70,594	73,674	(3,080)
Industrial	15,964	16,689	(725)
Other	5,749	5,838	(89)
	$147,922	$ 154,746	$ (6,824)

Average customers	408,225	397,489	10,736

The following table shows electric sales by customer class:

Electric Sales

	Three Months Ended
	September 30,
	2004	2003	Variance
	(Megawatt hours)
Residential	675,228	691,842	(16,614)
Commercial	980,115	992,245	(12,130)
Industrial	330,392	332,747	(2,355)
Other	77,969	76,305	1,664
	2,063,704	2,093,139	(29,435)

Operating revenues decreased $6.8 million or 4.4% from the prior year period.  This revenue decrease was primarily due to a retail electric rate decrease, which decreased revenues $6.0 million period over period.  The Company reduced its retail electric rates based on an electric rate agreement, which took effect in September of 2003.  The remainder of the decrease is due to a weather-related decrease in volume.  Despite customer growth of 2.7%, retail electricity sales decreased 1.4%, from 2.09 million MWh in 2003 to 2.06 million MWh in 2004.  This decrease in sales volume is attributed to cooler weather in 2004 as compared to a warmer period in 2003.  CDD for Albuquerque, New Mexico were 859 during the three months ended September 30, 2004 compared to 1,198 during the three months ended September 30, 2003, a decline of 28%.

The gross margin, or operating revenues minus cost of energy sold and intersegment energy transfer, decreased $4.9 million or 4.7% from the prior year period.  The decrease in margin is again due mainly to the rate decrease and cooler weather, offset by a resulting decrease in energy costs of $1.8 million due to decreased demand.

Total non-fuel O&M expenses increased $1.2 million or 3.4% over the prior year period.  Administrative and general costs increased $1.1 million due to lower SJGS participant reimbursements related to pension expenses.  Customer-related expense increased by $0.7 million over the prior period due to favorable collection outcomes in 2003.  Overall collection trends remained stable period over period.  Energy production costs decreased $0.7 million or 2.5% primarily due to a major outage in the prior year period that did not recur in 2004.

Depreciation and amortization decreased $6.1 million or 38.0% compared to the nine months ended September 30, 2003.  This reduction is mainly attributed to a decrease in depreciation rates to align depreciation expenses with approved regulatory rates based on a new five-year depreciation study, which decreased depreciation expense by $5.3 million period over period.  Additionally, depreciation decreased $0.8 million due to the Company's billing system being fully amortized at the end of 2003.  The Company expects to see depreciation rise going forward as a result of a significant investment in new information technology platforms.

Gas

The table below sets forth the operating results for Gas.

	Three Months Ended
	September 30,
	2004	2003	Variance
	(In thousands)
Operating revenues:	$ 73,530	$ 47,566	$ 25,964
Less: Cost of energy	48,127	22,855	25,272
Gross margin	25,403	24,711	692
Energy production costs	663	510	153
Transmission and distribution O&M	6,750	7,299	(549)
Customer related expense	5,267	4,805	462
Administrative and general	171	28	143
Total non-fuel O&M	12,851	12,642	209
Corporate allocation	8,088	9,524	(1,436)
Depreciation and amortization	4,574	5,613	(1,039)
Taxes other than income taxes	1,521	1,841	(320)
Income taxes	(1,740)	(3,356)	1,616
Total non-fuel operating expenses	25,294	26,264	(970)
Operating income (loss)	$ 109	$ (1,553)	$ 1,662

The following table shows gas revenues by customer and average customers:

Gas Revenues

	Three Months Ended
	September 30,
	2004	2003	Variance
	(In thousands except customers)
Residential	$ 29,170	$ 25,573	$ 3,597
Commercial	10,595	9,189	1,406
Industrial	287	391	(104)
Transportation*	3,650	5,584	(1,934)
Other	29,828	6,829	22,999
	$ 73,530	$ 47,566	$ 25,964

Average customers	459,461	450,378	9,083

*  Customer owned gas.

The following table shows gas throughput by customer class:

Gas Throughput

	Three Months Ended
	September 30,
	2004	2003	Variance
	(Thousands of decatherms)
Residential	2,257	2,212	45
Commercial	1,319	1,306	13
Industrial	41	62	(21)
Transportation*	14,907	17,613	(2,706)
Other	4,566	955	3,611
	23,090	22,148	942

*Customer-owned gas

Operating revenues increased $26.0 million or 54.6% over the prior year period primarily because of higher natural gas prices in 2004 as compared to 2003.  The Company purchases natural gas in the open market and resells it at that same price to its sales-service customers.  As a result, increases or decreases in gas revenues driven by gas costs do not impact the Company's consolidated gross margin or earnings.  The Company began using gas swaps to lock in prices in 2004 for off-system sales.  These swaps increased revenues by $21.4 million.  Gas sales volumes increased 4.3%, resulting from the gas swaps and customer growth of 2.0%.  Customer growth increased revenues $0.3 million.  The operating revenue increase was offset by a decrease in off-system gas transportation sales of $2.0 million due to lower price differences between the San Juan and Permian basins.  The Company has a major pipeline between the basins and can realize revenue opportunities when pricing in the basins is favorable.

The gross margin, or operating revenues minus cost of energy sold, increased $0.7 million or 2.8% over the prior year period.  This increase is due mainly to customer growth and the PRC approved rate increase, partially offset by a decrease in off-system transportation sales as described above.  In addition, revenues grew $2.3 million due to a cost of service rate increase granted by the PRC in January 2004.  The PRC approved a rate increase, which will improve gas earnings by approximately $22.0 million annually.  The Company estimates that approximately two-thirds of this increase will be realized in 2004 earnings due to a delay in implementing the residential increase until April 2004.

Total non-fuel O&M expenses increased $0.2 million or 1.7% over the prior year period.  Customer-related expense increased $0.5 million or 9.6% primarily due to favorable collection outcomes in 2003.  Overall collection trends remained stable for the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003.  Depreciation and amortization decreased $1.0 million or 18.5% due to the Company's customer billing system being fully amortized at the end of 2003.  The Company expects to see depreciation rise going forward as a result of a significant investment in new information technology platforms.

Transmission

The table below sets forth the operating results for Transmission.

Three Months Ended
September 30,
2004		2003	Variance
(In thousands)
Operating revenues:
External customers	$ 4,490	$ 8,920	$ (4,430)
Intersegment revenues	9,095	6,447	2,648
Total revenues	13,585	15,367	(1,782)
Less: Cost of energy	1,862	1,209	653
Gross margin	11,723	14,158	(2,435)
Energy production costs	254	296	(42)
Transmission O&M	2,873	2,815	58
Administrative and general	(372)	611	(983)
Total non-fuel O&M	2,755	3,722	(967)
Corporate allocation	1,542	1,393	149
Depreciation and amortization	2,709	2,689	20
Taxes other than income taxes	622	610	12
Income taxes	1,062	1,591	(529)
Total non-fuel operating expenses	8,690	10,005	(1,315)
Operating income	$ 3,033	$ 4,153	$ (1,120)

Gross margin decreased $2.4 million or 17.2% compared to the prior year period primarily due to lower third-party sales of available transmission from decreased demand caused by cooler weather.  Cost of energy represents purchased transmission to support transmission offerings.

Total non-fuel O&M expenses decreased $1.0 million or 26.0% from the prior year period as a result of lower administrative and general costs, which decreased $1.0 million due to the settlement of energy imbalances of $0.5 million, and lower regulatory commission expenses of $0.4 million in 2004.

(Intentionally left blank)

Wholesale

The table below sets forth the operating results for Wholesale.

Three Months Ended
September 30,
2004		2003	Variance
(In thousands)
Operating revenues:
External customers	$ 185,115	$ 179,615	$ 5,500
Intersegment revenues	-	635	(635)
Total revenues	185,115	180,250	4,865
Less: Cost of energy	152,389	144,455	7,934
Intersegment energy transfer	9,838	8,738	1,100
Gross margin	22,888	27,057	(4,169)
Energy production costs	6,972	6,900	72
Administrative and general	1,061	2,286	(1,225)
Total non-fuel O&M	8,033	9,186	(1,153)
Corporate allocation	1,007	1,175	(168)
Depreciation and amortization	3,078	3,579	(501)
Taxes other than income taxes	859	656	203
Income taxes	2,581	3,274	(693)
Total non-fuel operating expenses	15,558	17,870	(2,312)
Operating income	$ 7,330	$ 9,187	$ (1,857)

The following table shows revenues by customer class:

Wholesale Revenues

	Three Months Ended
	September 30,
	2004	2003	Variance
	(In thousands)
Long-term contracts*	$ 41,600	$ 37,384	$ 4,216
Forward sales*	70,725	64,792	5,933
Short-term sales	72,790	78,074	(5,284)
	$ 185,115	$ 180,250	$ 4,865

*Includes mark-to-market gains/(losses).

(Intentionally left blank)

The following table shows sales by customer class:

Wholesale Sales

	Three Months Ended
	September 30,
	2004	2003	Variance
	(Megawatt hours)
Long-term contracts	783,582	667,336	116,246
Forward sales	1,240,584	1,063,000	177,584
Short-term sales	1,524,171	1,578,124	(53,953)
	3,548,337	3,308,460	239,877

Operating revenues increased $4.9 million or 2.7% over the prior year period.  This increase in wholesale electric sales primarily reflects additional long-term contract sales, offset by overall lower wholesale sale prices for the third quarter 2004 over the same period in 2003.  New long-term contracts added 130,183 MWhs, or $7.3 million in revenues in the third quarter 2004 slightly offset by a decrease in existing contract sales prices of $2.0 million, largely a scheduled revenue adjustment for sales to Kirtland Air Force Base ("KAFB").  These contracts support the Company's long-term growth plans and net asset-backed strategy.  In addition, the Company's forward sales increased $5.9 million or 9.2% compared to the third quarter of 2003, which was due to increased market liquidity and volume.  Lower short-term sale prices resulted in a decrease in revenues for short-term sales of $5.3 million.  The Company sold wholesale (bulk) power of 3.5 million MWh of electricity for the three months ended September 30, 2004 compared to 3.3 million MWh for the same period in 2003 and increase of 7.3%.

The gross margin, or operating revenues minus cost of energy sold and intersegment energy transfer, decreased $4.2 million or 15.4% from the prior year period.  Forward sales margin decreased $0.9 million primarily reflecting higher purchase prices, partially offset by higher forward sales prices.  Short-term sales margin decreased $4.1 million primarily due to the effect of lower prices.  Short-term average prices for the quarter decreased 3.47% from the prior year quarter.  Long-term contracts margin increased $0.8 million primarily due to additional long-term sales under new contracts, slightly offset by price decreases on existing contracts.

Total non-fuel O&M decreased $1.2 million or 12.6% from the prior year period.  Administrative and general expenses decreased $1.2 million due to settlement of energy imbalances in the third quarter of 2004 of $0.8 million and decreased pension costs from PVNGS of $0.3 million.

Corporate and Other

Corporate administrative and general, which represent costs that are driven primarily by corporate-level activities, is allocated to the business segments and presented in the corporate allocation line item in the segment statements.  These costs decreased $3.6 million or 12.7% from the prior year period to $24.6 million.  The decrease in these costs was driven by a net decrease in pension and benefit costs of expenses of $3.8 million due to decreased pension expenses of $5.2 million, resulting from higher returns on pension assets and lower retiree medical costs. The decrease was partially offset by increased 401(k) plan costs of $1.2 million and health insurance costs of $0.2 million.

Consolidated

Other Income and Deductions

Other income decreased by $4.7 million or 30.2% from the effect of higher New Mexico job tax credits in 2003 versus 2004 of $2.5 million.  This is largely a timing related change as the Company expects to recognize the credits in the fourth quarter of 2004.  Additionally, overall lower investment levels in 2004 resulted in decreased investment income of $2.0 million compared to the prior year period.

Other deductions decreased $18.5 million from the prior year period primarily due to a non-recurring 2003 write-off of $16.6 million for costs related to long-term debt refinancing, which did not recur in 2004.

Interest Expense

Interest expense decreased $4.8 million or 28.0% from the prior year period primarily due to refinancing of senior unsecured notes, pollution control bonds, and lower short-term debt levels, which decreased interest costs $3.1 million.  Additionally, the Company had lower borrowing levels in 2004, which reduced interest expense by $0.7 million and an interest rate swap which reduced interest expense by $0.9 million.

Income Taxes

The Company's consolidated income tax expense was $14.7 million for the three months ended September 30, 2004, compared to $9.0 million for the three months ended September 30, 2003.   The increase was due to the impact of higher pre-tax earnings.  The Company's effective income tax rates for the three months ended September 30, 2004 and 2003 were 34.78% and 35.01%, respectively.

(Intentionally left blank)

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2004
Compared to Nine Months Ended September 30, 2003

Consolidated

The Company's net earnings for the nine months ended September 30, 2004 were $69.0 million or $1.13 per diluted share of common stock, a 15.3% decrease in net earnings compared to $81.5 million or $1.36 per diluted share of common stock in 2003.  This decrease primarily resulted from items that occurred in 2003 that did not recur in 2004.  In 2003, the Company recognized, as an addition to net income, the cumulative effect of changes in accounting principles for the adoption of SFAS 143 and the change in the pension actuarial valuation measurement date of $36.6 million, net of income taxes, or $0.61 per diluted share of common stock.  This increase to 2003 income was partially offset by the write-off of transition costs of $10.1 million, net of income taxes, or $0.17 per diluted share of common stock that resulted from the repeal of electric deregulation in New Mexico in 2003, and a write-off of $10.0 million, net of income taxes, or $0.17 per diluted share of common stock for costs related to long-term debt refinancing.

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

(Intentionally left blank)

Utility Operations

Electric

The table below sets forth the operating results for Electric.

Nine Months Ended
September 30,
2004		2003	Variance
(In thousands)
Operating revenues:	$408,653	$ 412,042	$ (3,389)
Less: Cost of energy	161,427	157,870	3,557
Intersegment energy transfer	(34,175)	(32,772)	(1,403)
Gross margin	281,401	286,944	(5,543)
Energy production costs	84,488	79,388	5,100
Transmission and distribution O&M	15,115	15,170	(55)
Customer related expense	13,168	10,242	2,926
Administrative and general	3,560	2,907	653
Total non-fuel O&M	116,331	107,707	8,624
Corporate allocation	46,151	47,623	(1,472)
Depreciation and amortization	37,813	47,488	(9,675)
Taxes other than income taxes	13,703	13,407	296
Income taxes	18,096	20,327	(2,231)
Total non-fuel operating expenses	232,094	236,552	(4,458)
Operating income	$ 49,307	$ 50,392	$ (1,085)

The following table shows electric revenues by customer class and average customers:

Electric Retail Revenues

	Nine Months Ended
	September 30,
	2004	2003	Variance
	(In thousands except customers)
Residential	$156,568	$156,135	$ 433
Commercial	190,459	192,008	(1,549)
Industrial	46,224	48,952	(2,728)
Other	15,402	14,947	455
	$408,653	$412,042	$ (3,389)

Average customers	405,598	394,878	10,720

The following table shows electric sales by customer class:

Electric Sales

	Nine Months Ended
	September 30,
	2004	2003	Variance
	(Megawatt hours)
Residential	1,898,537	1,827,897	70,640
Commercial	2,619,447	2,546,486	72,961
Industrial	959,700	975,397	(15,697)
Other	193,696	189,612	4,084
	5,671,380	5,539,392	131,988

Operating revenues decreased $3.4 million or 0.8% from the prior year period.  The decrease in revenues is due to an electric rate decrease, which decreased 2004 revenues by $16.5 million.  The Company reduced its retail electric rates based on an electric rate agreement, which took effect in September 2003.  Retail electricity sales grew 2.4% to 5.7 million MWh in 2004 compared to 5.5 million MWh sold in the prior year.  This volume increase was the result of customer growth resulting in an increase in revenues of $13.1 million, slightly offset by cooler weather.  CDD for Albuquerque, New Mexico were 1,302 during the nine months ended September 30, 2004 compared to 1,645 during the nine months ended September 30, 2003.

The gross margin, or operating revenues minus cost of energy sold and intersegment energy transfer, decreased $5.5 million or 1.9% from the prior year period.  This decrease is due mainly to the revenue decrease described above and additional costs of $4.0 million related to the amortization of certain coal mine reclamation costs as agreed to in the current electric rate agreement, partially offset by a net decrease of $1.9 million in purchased power and generation costs.  Generation costs decreased by $5.3 million driven by lower fuel costs at SJGS, while purchased power costs increased $3.4 million due to higher prices.

Total non-fuel O&M expenses increased $8.6 million or 8.0% over the prior year period.  Energy production costs increased $5.1 million or 6.4% primarily due to increased plant maintenance costs of $5.0 million for planned outages in 2004.  Customer-related expense increased $2.9 million or 28.6% as a result of favorable collection outcomes in 2003.  Overall collection trends remained stable from year to year.

Depreciation and amortization decreased $9.7 million or 20.4%.  This reduction is mainly attributed to a decrease in depreciation rates to align depreciation expenses with PRC approved rates based on a new five-year depreciation study, which decreased depreciation expense by $7.1 million period over period.  Additionally, depreciation decreased $2.4 million due to the Company's billing system being fully amortized at the end of 2003.  The Company expects to see depreciation rise going forward as a result of a significant investment in new information technology platforms.

Gas

The table below sets forth the operating results for Gas.

	Nine Months Ended
	September 30,
	2004	2003	Variance
	(In thousands)
Operating revenues:	$330,290	$251,272	$ 79,018
Less: Cost of energy	228,925	157,452	71,473
Gross margin	101,365	93,820	7,545
Energy production costs	1,676	1,458	218
Transmission and distribution O&M	21,142	22,424	(1,282)
Customer related expense	14,132	12,715	1,417
Administrative and general	2,128	987	1,141
Total non-fuel O&M	39,078	37,584	1,494
Corporate allocation	27,554	28,285	(731)
Depreciation and amortization	14,041	16,553	(2,512)
Taxes other than income taxes	5,546	5,196	350
Income taxes	2,734	(1,644)	4,378
Total non-fuel operating expenses	88,953	85,974	2,979
Operating income	$ 12,412	$ 7,846	$ 4,566

The following table shows gas revenues by customer and average customers:

Gas Revenues

	Nine Months Ended
	September 30,
	2004	2003	Variance
	(In thousands except customers)
Residential	$183,961	$155,855	$ 28,106
Commercial	59,547	50,587	8,960
Industrial	1,577	1,856	(279)
Transportation*	11,593	15,339	(3,746)
Other	73,612	27,635	45,977
	$ 330,290	$251,272	$ 79,018

Average customers	459,996	451,164	8,832

*Customer-owned gas.

The following table shows gas throughput by customer class:

Gas Throughput

	Nine Months Ended
	September 30,
	2004	2003	Variance
	(Thousands of decatherms)
Residential	19,605	18,069	1,536
Commercial	7,592	7,281	311
Industrial	233	318	(85)
Transportation*	35,641	42,703	(7,062)
Other	11,701	3,924	7,777
	74,772	72,295	2,477

*Customer-owned gas.

Operating revenues increased $79.0 million or 31.4% over the prior year period primarily because of higher natural gas prices in 2004 as compared to 2003.  The Company purchases natural gas in the open market and resells it at that same price to its sales-service customers.  As a result, increases or decreases in gas revenues driven by gas costs do not impact the Company's consolidated gross margin or earnings.  The Company began using gas swaps to lock in prices in 2004 for off-system sales.  These swaps increased revenues by $37.6 million.   Gas sales volumes increased 3.4%, resulting from the gas swaps and customer growth of 2.0%. Customer growth increased revenues $3.3 million over the prior year period.  These revenue increases were partially offset by a decrease in off-system transportation sales of $4.8 million due to lower price differences between the San Juan and Permian basins.

The gross margin, or operating revenues minus cost of energy sold, increased $7.5 million or 8.0% over the prior year period.  This increase is due mainly to customer growth, a normal winter heating season during the first quarter 2004 compared to the prior year period and the PRC approved rate increase, partially offset by a decrease in off-system transportation sales as described above.  In addition, revenues grew $7.2 million due to a cost of service rate increase granted by the PRC in January 2004.  The PRC approved a rate increase, which will improve gas earnings by approximately $22.0 million annually.  The Company estimates that approximately two-thirds of this increase will be realized in 2004 earnings due to a delay in implementing the residential increase until April 2004.

Total non-fuel O&M expenses increased $1.5 million or 4.0% over the prior year period.  Customer-related expense increased $1.4 million or 11.1% primarily due to the recovery of bad debt costs in 2003.  Administrative and general costs increased $0.8 million due to decreased capital projects resulting from capital activity in 2003 for two new pipelines, which did not recur in 2004.  Additionally, administrative and general costs increased $0.3 million due to higher insurance costs.  Transmission and distribution costs decreased $1.3 million due to a reduction in payroll costs from a Company reorganization.  Depreciation and amortization decreased $2.5 million or 15.2% due to the Company's customer billing system being fully amortized at the end of 2003.  The Company expects to see depreciation rise going forward as a result of a significant investment in new information technology platforms.

Transmission

The table below sets forth the operating results for Transmission.

Nine Months Ended
September 30,
2004		2003	Variance
(In thousands)
Operating revenues:
External customers	$ 13,324	$ 15,794	$ (2,470)
Intersegment revenues	24,983	24,636	347
Total revenues	38,307	40,430	(2,123)
Less: Cost of energy	5,103	3,640	1,463
Gross margin	33,204	36,790	(3,586)
Energy production costs	703	799	(96)
Transmission O&M	8,090	9,965	(1,875)
Administrative and general	610	1,266	(656)
Total non-fuel O&M	9,403	12,030	(2,627)
Corporate allocation	4,405	4,151	254
Depreciation and amortization	8,123	7,348	775
Taxes other than income taxes	1,898	1,835	63
Income taxes	1,990	2,622	(632)
Total non-fuel operating expenses	25,819	27,986	(2,167)
Operating income	$ 7,385	$ 8,804	$ (1,419)

Gross margin decreased $3.6 million or 9.7% compared to the prior year period primarily due to lower third-party sales of available transmission from decreased demand caused by cooler weather and pricing competition.  Cost of energy represents purchased transmission to support transmission offerings.

Total non-fuel O&M expenses decreased $2.6 million or 21.8% from the prior year period as a result of lower transmission O&M, which decreased $1.9 million or 18.8% primarily due to a decrease in operating lease costs of $1.1 million for a transmission line, a portion of which was purchased in April 2003 and decreased maintenance costs of $0.6 million in 2004.  Administrative and general costs decreased $0.7 million due to lower regulatory commission expenses and outside service costs.

(Intentionally left blank)

Wholesale

The table below sets forth the operating results for Wholesale.

Nine Months Ended
September 30,
2004		2003	Variance
(In thousands)
Operating revenues:
External customers	$ 475,414	$ 414,922	$ 60,492
Intersegment revenues	-	1,535	(1,535)
Total revenues	475,414	416,457	58,957
Less: Cost of energy	366,887	303,998	62,889
Intersegment energy transfer	34,175	32,772	1,403
Gross margin	74,352	79,687	(5,335)
Energy production costs	21,110	22,181	(1,071)
Administrative and general	5,953	7,166	(1,213)
Total non-fuel O&M	27,063	29,347	(2,284)
Corporate allocation	3,315	4,480	(1,165)
Depreciation and amortization	10,585	10,639	(54)
Taxes other than income taxes	2,658	2,517	141
Income taxes	8,137	8,453	(316)
Total non-fuel operating expenses	51,758	55,436	(3,678)
Operating income	$ 22,594	$ 24,251	$ (1,657)

The following table shows revenues by customer class:

Wholesale Revenues

	Nine Months Ended
	September 30,
	2004	2003	Variance
	(In thousands)
Long-term contracts*	$118,484	$100,909	$ 17,575
Forward sales*	145,239	123,689	21,550
Short-term sales	211,691	191,859	19,832
	$475,414	$416,457	$ 58,957

*Includes mark-to-market gains/(losses).

The following table shows sales by customer class:

Wholesale Sales

	Nine Months Ended
	September 30,
	2004	2003	Variance
	(Megawatt hours)
Long-term contracts	2,216,392	1,783,681	432,711
Forward sales	2,794,544	2,580,380	214,164
Short-term sales	4,767,375	4,386,868	380,507
	9,778,311	8,750,929	1,027,382

Operating revenues increased $59.0 million or 14.2% over the prior year period.  This increase in wholesale electric sales primarily reflects additional long-term contract sales and wholesale electric price improvements.  In the nine months ended September 30, 2004, new long-term contracts added 291,606 MWhs, or $14.8 million in revenues, slightly offset by a decrease in existing contract sales prices of $2.7 million, largely a scheduled revenue adjustment for sales to KAFB.  These contracts support the Company's long-term growth plans and net asset-backed strategy.  In addition, the Company's forward and short-term sales increased $41.4 million or 13.1% compared to the prior year period.  As market liquidity increased in the current period compared to the prior year period, the Company was able to increase transaction volumes and take advantage of higher market prices.  Accordingly, the Company's velocity ratio increased from 1.84 to 1.98 or 7.6%.  The Company sold wholesale (bulk) power of 9.8 million MWh of electricity for the nine months ended September 30, 2004 compared to 8.8 million MWh for the same period in 2003, an increase of 11.4%.

The gross margin, or operating revenues minus cost of energy sold and intersegment energy transfer, decreased $5.3 million or 6.7% from the prior year period.  Forward sales margin decreased $1.8 million reflecting higher purchase prices, partially offset by higher sale prices.  Short-term sales margin decreased $9.5 million primarily due to the effect of less available lower cost generation resulting from unplanned outages at the Company's generation facilities and higher purchase volumes, partially offset by higher sales volumes and higher market prices.  Short-term market prices increased 1.46% for the nine-month period compared to the same period a year ago.  The Company had an unfavorable change in the unrealized mark-to-market position of $1.6 million period over period ($1.6 million gain in 2004 versus $3.2 million gain in 2003), reflecting depressed pricing caused by cooler weather in the third quarter of 2004.  Long-term contracts margin increased $5.9 million primarily due to additional long-term sales under new and existing contracts.  In addition, the long-term margin increase included $3.9 million from sales of pollution credits and a reduction of purchased power of $3.4 million for renewable energy certificates.

Total non-fuel O&M decreased $2.3 million or 7.8% from the prior year period.  Energy production costs decreased $1.1 million or 4.8% primarily due to planned outages at PVNGS in 2003 of $2.8 million, which did not recur in 2004, partially offset by planned and unplanned outages at PVNGS, SJGS and Four Corners in 2004 of $1.0 million.  In addition, PVNGS had a decrease in incentive pay of $0.8 million.  Administrative and general decreased $1.2 million or 16.9% primarily due to transportation costs of $0.9 million recognized in 2003 for turbines that will be utilized in future construction for wholesale plant growth, which did not recur in 2004.  Administrative and general expenses also decreased $0.6 million from reduced pension and benefits expenses at PVNGS.

Corporate and Other

Corporate administrative and general expenses, which represent costs that are driven primarily by corporate-level activities, are allocated to the business segments and presented in the corporate allocation line item in the segment statements.  These costs decreased $3.1 million or 3.6% over the prior year period to $81.9 million.  The decrease in these costs was due to a net decrease in pension and benefit costs of $3.4 million due to decreased pension/retirement expense of $8.6 million, resulting from higher returns on pension plan assets and lower retiree medical costs.  The decrease was partially offset by increased 401(k) plan and health insurance costs of $5.2 million.

Consolidated

Other income decreased $6.4 million or 16.4% primarily due to lower year-over-year returns on investments of $4.1 million from lower investment levels, and the effect the timing of recognition of New Mexico job credits in 2003 versus 2004 of $2.5 million.

Other deductions decreased $36.5 million or 89.6% from the prior year period.  In 2003, the Company had write-offs for transition costs of $16.7 million due to the repeal of deregulation in New Mexico, loss on reacquired debt of $16.6 million, and costs related to long-term debt refunding of $1.0 million.

Interest Expense

Interest expense decreased $14.9 million or 28.1% from the prior year period primarily due to refinancing of senior unsecured notes, pollution control bonds, and lower short-term debt balances, which decreased interest costs $11.4 million.  Additionally, the Company had lower borrowing levels in 2004, which reduced interest expense by $2.4 million, and a favorable interest rate swap which further reduced interest expense by $1.5 million.

Income Taxes

The Company's consolidated income tax expense was $38.7 million for the nine months ended September 30, 2004, compared to $25.7 million for the nine months ended September 30, 2003.  The increase was due to the impact of higher pre-tax earnings.  The Company's effective income tax rates for the nine months ended September 30, 2004 and 2003 were 35.78% and 36.16%, respectively.

Cumulative Effects of Changes in Accounting Principles

Effective January 1, 2003, the Company adopted SFAS 143.  The effect of the initial application of the new standard is reported as a cumulative effect of a change in accounting principle.  As a result, the Company recorded additional earnings, net of taxes, of approximately $37.4 million, or $0.62 per diluted common share, representing amounts expensed in prior years in excess of legal obligations related to fossil-fuel and nuclear generation plants.

In 2003, the Company changed the actuarial valuation measurement date for the pension plan and other post-retirement benefits from September 30 to December 31 to better reflect the actual pension balances as of the Company's balance sheet dates and recognized a cumulative effect of a change in accounting principle decreasing earnings by $0.8 million, net of taxes, or $0.01 per diluted common share.

CRITICAL ACCOUNTING POLICIES

As of September 30, 2004, there have been no significant changes with regard to the critical accounting policies disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.  The policies disclosed included the accounting for:  revenue recognition; regulatory assets and liabilities; asset impairment; pension plan; self-insurance; contingent liabilities and environmental issues.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, the Company had cash and short-term investments of $8.6 million compared to $12.7 million in cash and short-term investments at December 31, 2003.

Cash provided by operating activities for the nine months ended September 30, 2004 was $204.1 million compared to $160.7 million for the nine months ended September 30, 2003. This increase in cash flows was due to increased sales in the Company's wholesale power operations and gas operations as well as lower interest costs.  In addition, the Company contributed $4.6 million in 2004 compared to $20.0 million in 2003 to the trusts for the Company's pension and other post-retirement benefits.

Cash used for investing activities was $71.3 million in 2004 compared to $50.6 in 2003.  Cash used in 2004 was primarily for construction expenditures.  In 2004, the cash used for construction expenditures was offset in part by the redemption of $10.0 million in other investments.  In 2003, cash used for investing activities included construction expenditures of $120.9 million, payments for combustion turbines of $11.1 million and the repurchase of the Company's EIP bonds in the open market for $6.7 million.  The cash used for investing activities in 2003 was largely offset by the redemption of short-term investments of $80.3 million in 2003 at the Holding Company level.  These redemptions were primarily used for the Company's repayment of the EIP long-term debt, repayment of short-term debt, debt refinancing and pension funding.

Cash used for financing activities was $136.9 million in 2004 compared to $101.5 million in 2003.  Financing activities in 2004 primarily consisted of the repayment of short-term borrowings of $98.7 million.  Financing activities in 2003 primarily consisted of the repayment  of short term debt of $17.1 million, costs associated with the refinancing of long-term debt of $23.9 million and the refunding of pollution control bonds of $31.4 million.

Capital Requirements

Total capital requirements include construction expenditures as well as other major capital requirements and cash dividend requirements for both common and preferred stock.  The main focus of the Company's current construction program is upgrading generation systems, upgrading and expanding the electric and gas transmission and distribution systems and purchasing nuclear fuel.  Projections for total capital requirements for 2004 are $172.0 million and projections for construction expenditures for 2004 are $154.0 million.  Total capital requirements are projected to be $804.0 million and construction expenditures are projected to be $707.0 million for 2004-2008. These estimates are under continuing review and subject to on-going adjustment, and do not include expenditures for the proposed acquisition of TNP (see Note 10 in the Notes to Consolidated Financial Statements).  The Company continues to look for appropriately priced generation acquisition and expansion opportunities to support retail electric load growth, the continued expansion of its long-term contract business and to supplement its natural transmission position in the Southwest and West.

The Company has three turbines, which are currently in storage, with a combined carrying value of approximately $79.1 million.  These assets were intended for planned build-outs that have been delayed or canceled.  Based on the Company's various plans to make these turbines operational, the Company has concluded that it will fully recover its investment.  The Company expects to begin construction utilizing these assets over the next several years.  If the Company were unable to realize these plans, the Company would be forced to recognize a loss with respect to the carrying value of these assets depending on prevailing market conditions.  The Company will continue to analyze the turbines for impairment in accordance with SFAS 144.

In the nine months ended September 30, 2004, the Company utilized cash generated from operations and cash on hand, as well as its liquidity arrangements, to cover its construction commitments.  The Company anticipates that internal cash generation and current debt capacity will be sufficient to meet all of its capital requirements for the years 2004 through 2008.  To cover the difference in the amounts and timing of cash generation and cash requirements, the Company intends to use short-term borrowings under its current and future liquidity arrangements.

Liquidity

As of October 29, 2004, PNM had $413.5 million of liquidity arrangements.  The liquidity arrangements consist of $300.0 million from an unsecured revolving credit facility ("Credit Facility"), $90.0 million from an accounts receivable securitization program ("AR Securitization") and $23.5 million in local lines of credit.  As of October 29, 2004, there were no borrowings against the Credit Facility, the AR Securitization capacity or the local lines of credit.  In addition, the Holding Company has $15.0 million in local lines of credit, of which none was outstanding at October 29, 2004.

On April 23, 2004, PNM entered into a new rated commercial paper program for up to $300.0 million.  PNM will use borrowings under the new program to repay borrowings under the previous unrated program, to retire other short-term borrowings and for other short-term cash management needs.  As of October 29, 2004, PNM had $35.2 million of commercial paper outstanding.

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

PNM's credit outlook is considered stable by Moody's Investor Services, Inc. ("Moody's") and Standard and Poor's Ratings Services ("S&P").  The Company is committed to maintaining or improving its investment grade ratings.  As of September 30, 2004, S&P rated PNM's business position as six, its senior unsecured notes ("SUNs") as "BBB" with a stable outlook and its preferred stock as "BB+".  S&P assigned PNM a new business position on June 2, 2004, as part of its industry wide reassessment.  No changes were made to the Company's rating or outlook.  As of September 30, 2004, Moody's rated PNM's SUNs, senior unsecured pollution control revenue bonds as "Baa2" and its preferred stock as "Ba1".  On April 12, 2004, S&P assigned its 'A-2' corporate credit and short-term debt ratings to PNM's new commercial paper program.  On April 23, 2004, Moody's assigned its 'P-2' corporate credit and short-term debt ratings to PNM's new commercial paper program.

In July 2004, both Moody's and S&P affirmed the Company's ratings.  The Company anticipates maintaining its current ratings after the acquisition of TNP is consummated, which is currently anticipated to occur in 2005 (see Note 10 in the Notes to the Consolidated Financial Statements), although no assurance can be given in this regard.  Investors are cautioned that a security rating is not a recommendation to buy, sell or hold securities, that it is subject to revision or withdrawal at any time by the assigning rating organization, and that each rating should be evaluated independently of any other rating.

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

See Note 10 in the Notes to Consolidated Financial Statements for additional information related to financing and credit ratings impacts from the proposed acquisition of TNP.

Commitments and Contractual Obligations

The Company enters into contracts that require payment of cash over specified periods, based on specified minimum quantities and prices.  For an in-depth discussion of the Company's commitments and contractual obligations, see "Commitments and Contractual Obligations " in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Form 10-K for the year ended December 31, 2003.  See Note 10 to the Notes to Consolidated Financial Statements for a description of the Holding Company's recent agreement to acquire TNP and related financing matters.  As of September 30, 2004, there have been no material changes to the Company's commitments and contractual obligations, except as discussed in Note 10 to the Notes to Consolidated Financial Statements.

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

On April 23, 2004, PNM entered into a rated commercial paper program.  The Company may issue up to $300.0 million in commercial paper for up to 365 days.  The commercial paper is unsecured and the proceeds were used to retire borrowings under the previous unrated commercial paper program, retirement of other short-term borrowings and other short-term cash management needs.  PNM's Credit Facility serves as a backstop for the outstanding commercial paper.

On April 29, 2004, the Holding Company entered into three fixed to floating interest rate swaps.  The notional principal amount is $150.0 million.  The Company will receive a 4.40% fixed interest payment on a semi-annual basis and pay 6 month London Interbank Offered Rate ("LIBOR") plus 58.15 basis points.  The initial floating rate was approximately 1.91% and will be reset each September 15 and March 15.  The floating rate was reset on September 15, 2004, to approximately 2.64%.

On July 1, 2004, PNM repriced $36.0 million of tax-exempt pollution control bonds, with a previous term and interest rate of 1 year and 2.75%, respectively.  The new interest rate is 4.00% for a term of 5 years.  These bonds will reprice next on July 1, 2009.

The Holding Company will issue $100.0 million of debt associated with the acquisition of TNP Enterprises.  The Holding Company entered into two forward starting floating to fixed rate interest rate swaps on October 19, 2004 that become effective August 1, 2005 and terminate November 15, 2009.  The hedged risk associated with these instruments is the changes in cash flows related to the benchmark interest rate.  The Holding Company will pay a 3.97% fixed quarterly rate plus a credit spread of 1.00% and receive three month LIBOR reset quarterly each August 1, November 1, February 1 and May 1.  This hedge allows the Holding Company to lock the interest rate on this component of the TNP financing plan at 4.97% for five years, assuming a closing date for the transaction no later than August 1, 2005.

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

Capital Structure

The Company's capitalization, including current maturities of long-term debt, at September 30, 2004 and December 31, 2003 is shown below:

	September 30,	December 31,
	2004	2003

Common Equity	52.6%	51.9%
Preferred Stock	0.6	0.6
Long‑term Debt	46.8	47.5
Total Capitalization*	100.0%	100.0%

*     Total capitalization does not include as debt the present value of PNM's operating lease obligations for PVNGS Units 1 and 2, EIP and the Delta operating lease, which was $176.9 million as of September 30, 2004 and $179.4 million as of December 31, 2003.

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

Under the derivative accounting rules and the related accounting rules for energy contracts, the Company accounts for its various financial derivative instruments for the purchase and sale of energy differently based on management's intent when entering into the contract.  Energy contracts that meet the definition of a derivative under SFAS 133 and do not qualify for a normal purchase or sale designation are recorded on the balance sheet at fair market value at each period end.  The changes in fair market value of these contracts are recognized in earnings unless specific hedge accounting criteria are met.  Should an energy transaction qualify as a hedge under SFAS 133, fair market value changes from year to year are recognized on the balance sheet with a corresponding charge to other comprehensive income to the extent it is effective.  Gains or losses on these transactions are recognized when the hedged transaction settles.  Derivatives that meet the normal sales and purchases exceptions within SFAS 133 as amended, are not marked to market but rather are recorded in results of operations when the underlying transaction settles.

The following table shows the net fair value of mark-to-market energy contracts included in the balance sheet:

	September 30,	December 31,
	2004	2003
	(In thousands)
Mark-to-Market Energy Contracts:
Current asset	$ 4,634	$ 2,098
Long-term asset	1,249	1,359
Total mark-to-market assets	5,883	3,457
Current liability	(2,355)	(1,941)
Long-term liability	(1,979)	(1,083)
Total mark-to-market liabilities	(4,334)	(3,024)

Net fair value of mark-to-market energy contracts	$ 1,549	$ 433

The mark-to-market energy portfolio positions represent net assets at September 30, 2004 and December 31, 2003 after netting all applicable open purchase and sale contracts.

The market prices used to value PNM's mark-to-market energy portfolio are based on closing exchange prices and broker quotations.  As of September 30, 2004 and December 31, 2003, PNM did not have any material outstanding contracts that were valued using methods other than quoted prices.  The Company did not change its methods for valuing its mark-to-market energy portfolio in 2004 as compared to 2003.

The following table provides detail of changes in the Company's mark-to-market energy portfolio net asset or liability balance sheet position from one period to the next:

	Nine Months Ended
	September 30,
	2004	2003
	(In thousands)
Sources of Fair Value Gain/(Loss)
Fair value at beginning of year	$ 433	$ (927)

Changes in valuation methods	(227)	-

Amount realized on contracts delivered
during period	(3,118)	(3,271)

Changes in fair value	4,461	4,382

Net fair value at end of period	$ 1,549	$ 184

Net change recorded as mark-to-market	$ 1,343	$ 1,111

The following table provides the maturity of the net assets (liabilities) of the Company, giving an indication of when these mark-to-market amounts will settle and generate (use) cash.  The following values were determined using broker quotes:

Fair Value at September 30, 2004

	Maturities

Less than
1 year	1-3 Years	4 Years +	Total
	(In thousands)

$1,206	$343	$ -	$1,549

As of September 30, 2004, a decrease in market pricing of PNM's mark-to-market energy portfolio by 10% would have resulted in a decrease in net earnings of less than 1%.  Conversely, an increase in market pricing of this portfolio by 10% would have resulted in an increase in net earnings of less than 1%.

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

The Company accounts for the sale of electric generation in excess of its retail needs or the purchase of power for retail needs as normal purchases and sales under SFAS 133.  Transactions that do not meet the normal purchase or sale exception or the definition of a hedge under SFAS 133 are accounted for as energy marketing contracts and comprise PNM's mark-to-market portfolio.  The VAR for the mark-to-market portfolio was $425,000 at September 30, 2004.  The Company also calculates a portfolio VAR for the preceding 18 months, which in addition to its mark-to-market portfolio includes all contracts designated as normal sales and purchases, hedges, and its estimated excess generation assets.  This excess is determined using average peak forecasts for the respective block of power in the forward market.  The Company's portfolio VAR was $13.2 million at September 30, 2004.

The following table shows the high, average and low market risk as measured by VAR on the Company's mark-to-market portfolio:

		Nine Months Ended
		September 30, 2004
				Period
	High	Average	Low	End
		(In thousands)
Three day holding period, 99%
two-tailed confidence level	$ 789	$484	$338	$425
One day holding period, 99%
two-tailed confidence level	$ 455	$279	$195	$245
Ten day holding period, 95%
two-tailed confidence level	$1,098	$673	$470	$592

(Intentionally left blank)

Credit Risk

PNM is exposed to credit losses in the event of non-performance or non-payment by counterparties.  The Company uses a credit management process to assess and monitor the financial conditions of counterparties.  Credit exposure is also regularly monitored by the RMC.  The Company provides for losses due to market and credit risk.  PNM's credit risk with its largest counterparty as of September 30, 2004 was $29.6 million.

The following table provides information related to PNM's credit exposure as of September 30, 2004.  The Company does not hold any credit collateral as of September 30, 2004.  The table further delineates that exposure by the credit worthiness (credit rating) of the counterparties and provides guidance as to the concentration of credit risk to individual counterparties PNM may have.  Also provided is an indication of the maturity of a company's credit risk by credit ratings of the counterparties.

Schedule of Wholesale Operations Credit Risk Exposure

September 30, 2004

			Net
	(b)	Number	Exposure
	Net	of	of
	Credit	Counter	Counter-
	Risk	-parties	parties
Rating (a)	Exposure	>10%	>10%
	(In thousands except counterparties)

Investment grade	$ 66,368	1	$29,566
Non-investment grade	819		-
Internal ratings
Investment grade	1,509		-
Non-investment grade	5,607		-
Total	$ 74,303		$29,566

(a)    Rating - Included in "Investment Grade" are counterparties with a minimum S&P rating of BBB- or Moody's rating of Baa3.  If the counterparty has provided a guarantee by a higher rated entity (e.g., its parent), determination is based on the rating of its guarantor.  The category "Internal Ratings - Investment Grade" includes those counterparties that are internally rated as investment grade in accordance with the guidelines established in the Company's credit policy.

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

Maturity of Credit Risk Exposure

As of September 30, 2004

			Exposure
			Before
	Less than		Credit
Rating	2 Years	2-5 Years	Collateral
		(In thousands)

Investment grade	$66,318	$50	$66,368
Non-investment grade	819	-	819
Internal ratings
Investment grade	1,509	-	1,509
Non-investment grade	5,607	-	5,607
Total	$74,253	$50	$74,303

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

Interest Rate Risk

PNM has long-term debt which subjects it to the risk of loss associated with movements in market interest rates.  The majority of the Company's long-term debt is fixed-rate debt, and therefore, does not expose the Company's earnings to a major risk of loss due to adverse changes in market interest rates.  However, the fair value of all long-term debt instruments would increase by approximately 3.3% or $34.0 million if interest rates were to decline by 50 basis points from their levels at September 30, 2004.  As of September 30, 2004, the fair value of PNM's long-term debt was $1,031.0 million as compared to a book value of $988.0 million.  In general, an increase in fair value could impact earnings and cash flows if PNM were to re-acquire all or a portion of its debt instruments in the open market prior to their maturity.

In April 2004, the Holding Company entered into three fixed-to-floating interest rate swaps with an aggregate notional value of $150.0 million.  The purpose of these swaps is to synthetically increase the amount of floating rate debt in the Company's capital structure in order to reduce repricing risk associated with fixed rate debt.

The Holding Company will issue $100.0 million of debt associated with the acquisition of TNP Enterprises.  The Holding Company entered into two forward starting floating to fixed rate interest rate swaps on October 19, 2004 that become effective August 1, 2005 and terminate November 15, 2009.  The hedged risk associated with these instruments is the changes in cash flows related to the benchmark interest rate.  The Holding Company will pay a 3.97% fixed quarterly rate plus a credit spread of 1.00% and receive three month LIBOR reset quarterly each August 1, November 1, February 1 and May 1.  This hedge allows the Holding Company to lock the interest rate on this component of the TNP financing plan at 4.97% for five years, assuming a closing date for the transaction no later than August 1, 2005.

During the nine months ended September 30, 2004, PNM contributed cash of $4.6 million to external trusts for other post-retirement benefits for plan year 2004.  The securities held by the trusts had an estimated fair value of $569.5 million as of September 30, 2004, of which approximately 29% were fixed-rate debt securities that subject the Company to risk of loss of fair value with movements in market interest rates.  If rates were to increase by 50 basis points from their levels at September 30, 2004, the decrease in the fair value of the securities would be 2.8% or $4.7 million.  PNM does not currently recover or return through rates any losses or gains on these securities; therefore, the Company is at risk for shortfalls in its funding of its obligations due to investment losses.  The Company does not believe that long-term market returns over the period of funding will be less than required for the Company to meet its obligations.  However, this belief is based on assumptions about future returns that are inherently uncertain.

Equity Market Risk

PNM contributes to trusts established to fund its share of the decommissioning costs of PVNGS and pension and other post-retirement benefits.  The trusts hold certain equity securities as of September 30, 2004.  These equity securities also expose the Company to losses in fair value.  Approximately 58% of the securities held by the various trusts were equity securities as of September 30, 2004.  The Company is currently implementing a change in the target asset allocation in the pension portfolio, which will reduce the domestic equity exposure from 55.0% to 47.5%.  Similar to the debt securities held for funding decommissioning and certain pension and other post-retirement costs, PNM does not recover or earn a return through rates on any losses or gains on these equity securities.

OTHER ISSUES FACING THE COMPANY

See Note 7 - "Commitments and Contingencies" in the Notes to Consolidated Financial Statements.

NEW ACCOUNTING STANDARDS

There have been no new accounting standards that materially affected the Company this period.

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

             Because actual results may differ materially from those expressed or implied by these forward-looking statements, the Company cautions readers not to place undue reliance on these forward-looking statements.  Future financial and operating results and cash flow will be affected by a number of factors, including:

  risks and uncertainties relating to the receipt of regulatory approvals for the proposed acquisition of TNP,

  the risks that the businesses will not be integrated successfully,

  the risk that the benefits of the TNP transaction will not be fully realized or will take longer to realize than   expected,

  disruption from the TNP transaction making it more difficult to maintain relationships with customers, employees, suppliers or other third parties,

  conditions in the financial markets relevant to the proposed TNP acquisition,

  interest rates,

  weather,

  water supply,

  fuel costs,

  risk management and commodity risk transactions,

  seasonality and other changes in supply and demand in the market for electric power,

  wholesale power prices,

  market liquidity,

  the competitive environment in the electric and natural gas industries,

  the performance of generating units and transmission systems,

  state and federal regulatory and legislative decisions and actions,

  the cost and outcome of legal proceedings,

  changes in applicable accounting principles,

  the performance of state, regional and national economies, and the other factors described in Exhibits 99.1 and 99.2 to this report.

See also "Quantitative and Qualitative Disclosure About Market Risk" above for information about the risks associated with the Company's use of derivative financial instruments.

SECURITIES ACT DISCLAIMER

Certain securities to be issued in connection with the TNP acquisition transaction described in this document have not been registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities laws and may not be reoffered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws. This Form 10-Q does not constitute an offer to sell or the solicitation of an offer to buy any securities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

See "Quantitative and Qualitative Disclosure About Market Risk" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

In May 2004 and July 2004, the Company completed its conversions to a new accounting system and a new asset management system, respectively.  In connection with the system conversions, internal controls and procedures have been modified to reflect the new system environments; however, the Company's overall financial reporting controls have not changed significantly. The Company's management has reviewed the effectiveness of the design of the new internal controls and procedures in the new system environments and believes they are appropriate.  No other material changes to internal controls and procedures have occurred.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 7 in the Notes to Consolidated Financial Statements for information related to the following matters, incorporated in this item by reference.

  Santa Fe Generating Station

  Natural Gas Royalties Qui Tam Litigation

  Citizen Suit Under the Clean Air Act

  California Attorney General Complaint

  California Antitrust Litigation

  Excess Emissions Reports

  San Angelo Electric Service Company ("SESCO") Matter

  Wholesale Power Marketing Antitrust Suit

(Intentionally left blank)

ITEM 6.  EXHIBITS
10.9.2	Amendment Two to Underground Coal Sales Agreement effective September 15, 2004 among San Juan Coal Company, PNM and Tucson Electric Power Company.

10.72.1	First Amendment to Credit Agreement dated April 16, 2004 among PNM, the Lenders and Bank of America, N.A., as administrative agent.

10.90.1

Amendment No.1 to Receivables Purchase Agreement dated June 19, 2003; Amendment No.2 to Receivables Purchase Agreement dated April 6, 2004 and Amendment No.3 to Receivables Purchase Agreement dated October 15, 2004, among PNM Receivables Corp, as seller, PNM, as servicer, the Investors, Bank of America, N.A., as successor in interest to Fleet Securities, Inc., as managing agent and deal agent.

15.1	Independent Registered Public Accounting Firm Awareness Letter for PNM Resources, Inc. and Subsidiaries.

15.2	Independent Registered Public Accounting Firm Awareness Letter for Public Service Company of New Mexico.

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	PNM Resources, Inc. Risk Factors

99.2	Public Service Company of New Mexico Risk Factors

(Intentionally left blank)

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PNM RESOURCES, INC. AND PUBLIC SERVICE COMPANY OF NEW MEXICO
(Registrants)

Date: November 4, 2004	/s/ Thomas G. Sategna
Thomas G. Sategna
Vice President and Corporate Controller
(Officer duly authorized to sign this report)